Form 10-Q
period 1995-03-31
HARDINGE BROTHERS INC
filed 1995-05-11
CIK 313716

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended March 31, 1995
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From       -       to

Commission File No. 0-15760

HARDINGE BROTHERS, INC.
(Exact Name of Registrant as specified in its charter)

                              NEW YORK                                                16-0470200
  (State or other jurisdiction of incorporation or organization)            (I.R.S. Employer Identification No.)

    ONE HARDINGE DRIVE, ELMIRA, NEW YORK                                                 14902
  (Address of principal executive offices)                                             (Zip Code)

                                 (607) 734-2281
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No

At March 31, 1995, there were 990,917 Class A and 916,057 Class B shares of common stock of the Registrant outstanding.

HARDINGE BROTHERS, INC.
AND SUBSIDIARIES
                                      INDEX

                                                                                                              Page
Part I      Financial Information
            Item 1. Financial Statements
            Consolidated Balance Sheets at March 31, 1995 and December 31, 1994.                                3
            Consolidated Statements of Income and Retained Earnings for the three months ended March 31,
            1995 and 1994.                                                                                      5
            Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1995 and
            1994.                                                                                               6
            Notes to Consolidated Financial Statements.                                                         7
            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.      7

Part
  II        Other Information
            Item 1. Legal Proceedings                                                                           11
            Item 2. Changes in Securities                                                                       11
            Item 3. Default upon Senior Securities                                                              11
            Item 4. Submission of Matters to a Vote of Security Holders                                         11
            Item 5. Other Information                                                                           11
            Item 6. Exhibits and Reports on Form 8-K                                                            11

            Signatures                                                                                          12

Part I, Item 1.

HARDINGE BROTHERS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands)

                                     March 31,       Dec. 31,
                                        1995           1994
                                    (Unaudited)
Assets
Current assets:
 Cash                                 $  2,869       $  3,783
 Accounts receivable                    26,896         20,237
 Notes receivable                        5,442          4,935
 Inventories                            54,079         50,698
 Deferred income taxes                     981            981
 Prepaid expenses                          863            630
Total current assets                    91,130         81,264

Property, plant and equipment:
 Property, plant and equipment          76,829         76,078
 Less accumulated depreciation          46,634         45,812
                                        30,195         30,266

Other assets:
 Notes receivable                        8,899          7,744
 Deferred income taxes                   1,373          1,439
 Other                                     894          1,013
                                        11,166         10,196

Total assets                          $132,491       $121,726

See accompanying notes.

HARDINGE BROTHERS, INC. AND SUBSIDIARIES

(Dollars in Thousands)

                                                         March 31,        Dec. 31,
                                                            1995            1994
                                                        (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                         $  10,472       $   9,415
 Notes payable to bank                                       3,500           3,500
 Accrued expenses                                            5,672           4,571
 Accrued pension plan expense                                  514             339
 Dividends payable                                                             959
 Accrued income taxes                                        1,714           1,246
 Current portion long-term debt                                714             714
Total current liabilities                                   22,586          20,744

Other liabilities:
 Long-term debt                                             21,245          15,164
 Employee stock ownership plan obligation                      100             150
 Accrued pension plan expense                                1,101           1,055
 Accrued postretirement benefits                             4,864           4,837
                                                            27,310          21,206
Shareholders' equity
 Common stocks, $5 par value:
  Class A:
   Authorized shares -- 3,000,000
  Issued shares at March 31, 1995 -- 1,013,412
  Issued shares at December 31, 1994 -- 975,912              5,067           4,880
  Class B:
   Authorized shares -- 3,000,000
  Issued shares at March 31, 1995 -- 922,910
  Issued shares at December 31, 1994 -- 912,910              4,615           4,564
 Additional paid-in capital                                  1,796             655
 Retained earnings                                          77,633          74,853
 Treasury shares                                              (740)           (361)
 Cumulative foreign currency translation adjustment         (1,739)         (1,874)
 Deferred employee benefits                                 (4,037)         (2,941)
Total shareholders' equity                                  82,595          79,776

Total liabilities and shareholders' equity                $132,491        $121,726

See accompanying notes.

HARDINGE BROTHERS, INC. AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (Dollars in Thousands, Except Per Share Data)

                                                               Three months ended
                                                                   March 31,
                                                              1995           1994
Net sales                                                  $   40,687     $   27,479
Cost of sales                                                  26,774         17,930
Gross profit                                                   13,913          9,549

Selling, general and administrative expenses                    8,415          6,572
Income from operations                                          5,498          2,977

Interest expense                                                  476            371
Interest (income)                                                (121)          (134)
(Gain) on sale of assets                                         (326)
Income before income taxes                                      5,469          2,740

Income taxes                                                    2,165          1,128
Net income                                                      3,304          1,612

Retained earnings at beginning of period                       74,853         71,206
Less dividends declared                                           524            564
Retained earnings at end of period                         $   77,633     $   72,254

Weighted average number of common shares outstanding        1,769,835      1,750,700

Per share data:
  Net Income                                                    $1.87             $.92

  Dividends Declared                                            $.30             $.30

  See accompanying notes.

HARDINGE BROTHERS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in Thousands)

                                                            Three months ended
                                                                 March 31,
                                                            1995          1994
Net cash (used in) provided by operating activities        ($ 4,471)     $ 4,798

Investing activities:
 Capital expenditures                                       (1,141)         (749)
 Proceeds from sale of assets                                  447           205
Net cash (used in) investing activities                       (694)         (544)

Financing activities:
 (Decrease) in short-term notes payable to bank                             (438)
 Increase (decrease) in long-term debt                       6,080        (2,500)
 (Purchase) sale of treasury stock                            (379)           37
 Dividends paid                                             (1,483)       (1,316)
Net cash provided by (used in) financing activities          4,218        (4,217)

Effect of exchange rate changes on cash                         33           (91)

Net (decrease) in cash                                    ($   914)     ($    54)

HARDINGE BROTHERS, INC. AND SUBSIDIARIES

March 31, 1995

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.

NOTE B--INVENTORIES

Inventories are summarized as follows (dollars in thousands):

                                                 March 31,     December 31,
                                                   1995            1994
    Finished products                             $ 18,176        $ 20,024
    Work-in-process                                23,447          19,439
    Raw materials and purchased components         12,456          11,235
                                                  $54,079         $ 50,698

NOTE C--SUBSEQUENT EVENTS

In connection with a proposed public offering, the Board of Directors, on April 4, 1995, approved amendments to the Company's Restated Certificate of Incorporation ("Certificate"). The amendments include (a) authorization of a new class of Preferred Stock consisting of 2,000,000 shares; (b) converting each Class A common share into 2.00 shares of a new single class of Common Stock, representing a 2-for-1 stock split and each Class B common share into
2.05 shares of a new single class of Common Stock, representing a 2.05-for-1 stock split; and (c) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $0.01 per share. Such amendments must be approved by the Company's shareholders at its annual meeting on May 16, 1995, which approval (in the case of clauses (b) and (c)) will be conditioned upon the approval by the Board of Directors, or a committee thereof, just prior to the effective date of a registration statement, of the final terms of an underwriting agreement with respect to the proposed public offering. Promptly following approval of the underwriting agreement, an amendment to the Company's Certificate will be filed with the Secretary of State of the State of New York.

Part I, Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 1995 and 1994 and in the Company's financial condition during the three month period ended March 31, 1995.

Results of Operations
Net Sales. Net sales increased 48.1% to $40,687,000 in the first quarter of 1995 from $27,479,000 in the same quarter of 1994. Unit volumes increased for most of the Company's machine tool lines, as a result of initial shipments of its vertical CNC lathes and machining center and continued increases in sales of its Conquest T42 CNC lathe line and other horizontal CNC lathes, particularly to the automobile industry. Lathes and other machine tool equipment accounted for $24,584,000 of the Company's net sales in the first quarter of 1995, an increase of 58.6% from $15,496,000 in the same quarter of 1994. Net sales of non-machine products and services increased 34.4% to $16,103,000 in the first quarter of 1995 from $11,983,000 in the same period of 1994.

The Company experienced improvements in all of its significant geographical markets. The largest amount of the increase came in the U.S. market, where net sales increased 43.5% to $33,090,000 in the first quarter of 1995 from $23,065,000 in the same period of 1994. Net sales in Western European markets, primarily the United Kingdom, increased 56.0% to $4,369,000 in the first quarter of 1995 from $2,801,000 in the same period of 1994. Net sales in the Company's other foreign markets increased 100.1% to $3,228,000 in the first quarter of 1995 from $1,613,000 in the same quarter of 1994, with the increases primarily occurring in Canada and China.

Gross Profit. Gross profit increased 45.7% to $13,913,000 in the first quarter of 1995 from $9,549,000 in the same period of 1994. Gross margin was 34.2% in the first quarter of 1995 compared to 34.8% in the same period of 1994. Gross margin declined slightly as a result of startup costs of the production of its vertical CNC lathes and machining center, and as a result of the higher percentage of net sales in its machine tool equipment lines, which have traditionally provided lower margins than its non-machine products and services. The decrease in gross margin was partially offset by the Company's ability to spread its overhead costs over a larger number of units sold. Because of hedging transactions and a lower level of discounts, the drop in the value of the dollar against the Japanese yen did not have a significant impact on the quarter-to-quarter comparison of gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased 28.0% to $8,415,000 in the first quarter of 1995 from $6,572,000 in the same period of 1994, primarily as a result of a $600,000 increase in sales commissions resulting from increased net sales and an increase of $410,000 in advertising and trade show expenses in the first quarter of 1995. SG&A decreased as a percent of net sales to 20.7% in the first quarter of 1995 from 24.0% in the same period of 1994, largely as a result of the Company's strategy of controlling SG&A expenses in a period of sales growth.

Income from Operations. Income from operations increased 84.6% to $5,498,000 in the first quarter of 1995 from $2,977,000 for the same period of 1994. Income from operations as a percentage of net sales increased to 13.5% in the first quarter of 1995 from 10.8% in the same period of 1994.

Interest Expense. Interest expense increased 28.3% to $476,000 in the first quarter of 1995 from $371,000 in the same period of 1994, due to an increase in average interest rates on the Company's outstanding borrowings and an increase in average monthly borrowings between the two periods.

Interest Income. Interest income, primarily consisting of interest on customer notes receivable, was $121,000 in the first quarter of 1995 and remained fairly constant from the same period of 1994.

Gain on Sale of Assets. Results for the first quarter of 1995 included a gain of $326,000 (approximately $198,000 on an after-tax basis) on the sale of a building in Los Angeles. The Company's sales and demonstration office formerly located there has been relocated to a leased facility.

Income Taxes. The provision for income taxes was $2,165,000 in the first quarter of 1995 compared to $1,128,000 in the same period of 1994. The Company's tax rate decreased to 39.6% of pre-tax income in the first quarter of 1995 from 41.2% in the same quarter of 1994. The 1995 tax rate was favorably impacted by profits in the Company's Western European operations for which no tax provision was recorded because of the availability of net operating loss carryforwards.

Net Income. Net income increased to $3,304,000 in the first quarter of 1995 from $1,612,000 in the same period of 1994, as a result of the factors discussed above. Geographically, operations in North America showed significant improvements, with net income increasing from $1,654,000 in the first quarter of 1994 to $2,931,000 in the same period of 1995, while operations in Western Europe recovered from a net loss of ($86,000) in the first quarter of 1994 to a net income of $277,000 in the same period of 1995.

Quarterly Information
The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                    Three Months Ended
                             March 31,     June 30,     Sept. 30,     Dec. 31,     March 31,
                               1994          1994         1994          1994          1995
                                          (in thousands, except per share data)
Net sales                   $27,479      $29,023       $29,449      $31,385        $40,687
Gross profit                  9,549       10,010        10,394       10,446         13,913
Income from operations        2,977        3,358         2,975        3,207          5,498
Net income                    1,612        1,819         1,608        1,680          3,304
Net income per share            .92         1.04           .91          .94           1.87

The Company's sales generally have not been subject to significant seasonal variation. However, the Company's quarterly results are subject to significant fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its customers' plants and the Company's policy of closing its facilities during the first two weeks of July. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year. However, certain large shipments in the third quarter of 1994 substantially offset the effects of the two-week July shutdown.

The Company experienced a significant increase in orders during the first quarter of 1995. However, the Company currently does not expect an unusually high level of shipments in the second or third quarter of 1995. Accordingly, the Company expects that its net sales, income from operations, net income and net income per share in the second quarter of 1995 will be lower than in the first quarter, although they are expected to compare favorably with the same quarter of 1994. Similarly, the Company believes that its results in the third quarter of 1995 may not exceed its results for the same quarter of 1994, and, as a result of the issuance of additional shares of Common Stock in this offering, net income per share in the 1995 period is expected to be substantially lower than in the comparable 1994 period.

Liquidity and Capital Resources
The Company's current ratio at March 31, 1995 was 4.03:1 compared to 3.92:1 at December 31, 1994. In the first quarter of 1995, current assets increased by $9,866,000, with an increase of $6,659,000 in accounts receivable, primarily in receivables from customers in the automobile industry. Inventories increased by $3,381,000 reflecting the start-up of production of the Company's new vertical CNC lathes and vertical CNC machining center and higher production levels. Current liabilities increased by $1,842,000 as accounts payable increased with the higher level of inventory purchases.

In the first quarter of 1995, operating activities used $4,471,000 of cash, while operating activities provided $4,798,000 of cash in the same quarter of 1994. Operating activities used cash in the 1995 period, notwithstanding the Company's improved net income, primarily because of the increase in accounts receivable and inventories, as well as an increase in customer notes, which were partially offset by increases in accrued expenses and accounts payable. The Company reduced its sales of customer notes during the first quarter of 1995 compared to the level of sales it completed during 1994. Operating activities provided cash in the first quarter of 1994, primarily because accounts receivable and inventories remained relatively flat, sales of customer notes reduced notes receivable and accrued expenses increased. In its investing and financing activities, the Company requires cash primarily for capital expenditures and dividend payments. In the first quarter of 1995, the Company used its cash flow from operations and additional long-term borrowings under its revolving credit facility to finance the increase in current assets, its capital expenditures program and dividend payments. In the 1994 period, cash provided by operations funded its capital expenditures and dividend payments, as well as a reduction in its long-term and short-term debt.

As is common in its industry, the Company provides long-term financing for the purchase of its equipment by qualified customers. The Company regards this program as an important part of its marketing efforts, particularly to independent machine shops. Customer financing is offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment. In response to competitive pressures, the Company occasionally offers this financing at below market interest rates or with deferred payment terms. The present value of the difference between the actual interest charged on customer notes for periods during which finance charges are waived or reduced and the estimated rate at which the notes could be sold to financial institutions is accounted for as a reduction of the Company's net sales. The amount of these charges has not been material. In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized the approximate remaining contract value.

In order to reduce its debt and finance its current operations, the Company has, for many years, periodically sold a substantial portion of its underlying customer notes receivable to various financial institutions. In the first quarter of 1995, the Company sold $3,000,000 of customer notes compared to $9,100,000 sold during the first quarter of the prior year. In these sales of customer notes, recourse against the Company from customer defaults is limited to 10% of the then outstanding balance thereof. The 10% portion of customer notes retained by the Company, as well as all customer notes that have not been sold by the Company, are included in notes receivable in its consolidated balance sheet. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time to time, it has had little long- term impact on its working capital because of the sales of the underlying customer notes receivable. The amount of long-term customer notes receivable held by the Company increased to $8,899,000 at March 31, 1995 from $7,744,000 at December 31, 1994.

In April 1995, the Company began construction of three additions to its manufacturing facility, which, when completed, will increase its machine making capacity by approximately 25%. Construction is expected to be completed by early 1996. The Company estimates that the cost of these additions, together with the necessary machinery and equipment, will be $15,000,000, all or most of which will be funded with a portion of the proceeds of the public offering referred to below. The Company expects to spend approximately $12,000,000 of this amount during 1995 and the balance in 1996. The Company currently estimates that other capital expenditures will total $3,000,000 in 1995, $1,141,000 of which was spent during the first quarter of the year. These other capital expenditures will primarily be made to improve operating efficiencies at the Elmira manufacturing facility.

The Board of Directors' practice has been to pay five dividends in respect of each year--four quarterly dividends during the year and a fifth "extra" dividend in January of the following year. The Board has determined to discontinue the payment of a fifth dividend subject to completion of the public offering. The Company paid total dividends of $1,483,000 during the first quarter of 1995.

The Company entered into a revolving credit facility with three banks in 1994, which provides for the borrowing of up to $30,000,000 on a revolving basis through August 1, 1997, at which time all outstanding borrowings will convert to a term loan payable in 16 equal quarterly installments through 2001. Under the revolving credit agreement, the Company is required to comply with certain financial covenants with respect to the minimum level of current assets over current liabilities, minimum tangible net worth, maximum level of debt and the ratio of total liabilities to tangible net worth. The revolving credit facility and other formal and informal domestic and foreign revolving credit arrangements permitted total borrowings of $35,000,000 at March 31, 1995. At March 31, 1995, outstanding borrowings under these arrangements totaled $17,602,000. Management believes that the currently available credit facilities and internally generated funds, together with the net proceeds to be received by the Company in the offering, will provide sufficient financial resources for ongoing operations for at least the next two years.

The Company is filing an amended registration statement with the Securities and Exchange Commission covering the public offering by Hardinge of 2,250,000 shares of its Common Stock and the secondary offering by one of its shareholders of an additional 32,000 shares of Common Stock. The registration statement also covers an additional 342,300 shares, which will be subject to an over-allotment option to be granted by Hardinge to the underwriters. The offering is conditioned upon, among other things, the conversion of the Company's existing Class A and Class B Common Stock into a new single class of Common Stock, as discussed below. The offering is expected to be completed in June 1995. The net proceeds of the offering will be used to repay indebtedness and to pay for all or most of the cost of the planned expansion of the Company's Elmira manufacturing facility. If the offering is not completed, the Company expects to pay for the Elmira expansion from its cash flow and additional borrowings under its revolving credit facility.

Subsequent Events
In connection with the proposed public offering, the Board of Directors has approved amendments to the Company's Certificate. The amendments include (a) authorization of a new class of Preferred Stock consisting of 2,000,000 shares;
(b) converting each Class A common share into 2.00 shares of a new single class of Common Stock, representing a 2-for-1 stock split and each Class B common share into 2.05 shares of a new single class of Common Stock, representing a 2.05-for-1 stock split; and (c) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $0.01 per share. Such amendments must be approved by the Company's shareholders at its annual meeting on May 16, 1995, which approval (in the case of clauses (b) and (c)) will be conditioned upon the approval by the Board of Directors, or a committee thereof, just prior to the effective date of a registration statement, of the final terms of an underwriting agreement with respect to the proposed public offering. Promptly following approval of the underwriting agreement, an amendment to the Company's Certificate will be filed with the Secretary of State of the State of New York.

PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings
         None

ITEM 2.  Changes in Securities
         None

ITEM 3.  Default upon Senior Securities
         None

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None

ITEM 5.  Other Information
         None

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Current Report on Form 8-K, dated February 28, 1995, filed in connection with a media release announcing audited financial results for the year ended December 31, 1994.

(b) Current Report on Form 8-K, dated March 21, 1995, filed in connection with a media release announcing the Company's intent to propose to its shareholders, at the next Annual Meeting, a series of amendments to its Certificate of Incorporation which, among other things, would create a new single class of stock to facilitate a public offering which may occur prior to the 1996 Annual Meeting.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, there unto duly authorized.

HARDINGE BROTHERS, INC.

/s/ Robert E. Agan
Robert E. Agan
President and Chief Executive Officer

/s/ Malcolm L. Gibson
Malcolm L. Gibson
Senior Vice President and Chief Financial Officer, Assistant Secretary (Principal Financial Officer)

/s/ Richard L. Simons
Richard L. Simons
Controller
(Principal Accounting Officer)

DATE: May 11, 1995