Form 10-Q/A
period 1995-03-31
HARDINGE INC
filed 1995-06-22
CIK 313716

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period Ended March 31, 1995 or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from __________ to
     __________

Commission File No. 0-15760

                                  HARDINGE INC.
                       (formerly Hardinge Brothers, Inc.)

             (Exact name of registrant as specified in its charter)

          New York                                    16-0470200
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

One Hardinge Drive, Elmira, New York                     14902
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

                                 HARDINGE INC.

                                     INDEX
                                     -----
                                                              Page No.
                                                              --------
SIGNATURE                                                        3
EXHIBIT INDEX                                                    4

                                   SIGNATURE

     Pursuant to the requirements of Rule 12b-15 of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HARDINGE INC.


Date:  June 21, 1995                By: /s/ Malcolm L. Gibson
                                       ----------------------
                                       Malcolm L. Gibson
                                       Senior Vice President and
                                       Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit      Description                         Page No.
- -------      -----------                         --------
27           Financial Data Schedule                5