Form 10-Q
period 1995-06-30
HARDINGE INC
filed 1995-08-14
CIK 313716

United States

                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q

                                  (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period Ended June 30, 1995

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From    to

Commission File No. 0-15760

                                HARDINGE INC.
            (Exact Name of Registrant as specified in its charter)

                                   NEW YORK
                       (State or other jurisdiction of
                        incorporation or organization)

                                  16-0470200
                               (I.R.S. Employer
                             Identification No.)

                     ONE HARDINGE DRIVE, ELMIRA, NEW YORK
                   (Address of principal executive offices)

                                    14902
                                  (Zip Code)

                                (607) 734-2281
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No |B(

At June 30, 1995, there were 6,404,647 shares of Common Stock of the Registrant outstanding.

                                  HARDINGE INC.
                               AND SUBSIDIARIES

                                    INDEX

Part I      Financial Information                                              Page
             -------------------------------------------------------------      -------

            Item 1.       Financial Statements

                          Consolidated Balance Sheets at June 30, 1995 and
                          December 31, 1994.                                      3

                          Consolidated Statements of Income and
                          Retained Earnings for the three months ended
                          June 30, 1995 and 1994 and the six months ended
                          June 30, 1995 and 1994.                                 5

                          Condensed Consolidated Statements of Cash Flows
                          for the six months ended June 30, 1995 and 1994.        6

                          Notes to Consolidated Financial Statements.             7

            Item 2.       Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.          9

Part II     Other Information
             -------------------------------------------------------------

            Item 1.       Legal Proceedings                                      15

            Item 2.       Changes in Securities                                  15

            Item 3.       Default upon Senior Securities                         15

            Item 4.       Submission of Matters to a Vote of Security Holders    15

            Item 5.       Other Information                                      17

            Item 6.       Exhibits and Reports on Form 8-K                       18

            Signatures                                                           19
             -------------------------------------------------------------

Part I, Item 1.

                        HARDINGE INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets
                            (Dollars in Thousands)

                                         June 30,               Dec. 31,
                                           1995                   1994
                                    -----------------      ------------------
                                        (Unaudited)
Assets
Current assets:
  Cash                                  $ 18,489               $  3,783
  Accounts receivable                     27,864                 20,237
  Notes receivable                         4,870                  4,935
  Inventories                             59,512                 50,698
  Deferred income taxes                      981                    981
  Prepaid expenses                         1,551                    630
                                    -----------------      ------------------
Total current assets                     113,267                 81,264

Property, plant and equipment:
  Property, plant and equipment           78,636                 76,078
  Less accumulated depreciation           47,673                 45,812
                                    -----------------      ------------------
                                          30,963                 30,266

Other assets:
  Notes receivable                         9,334                  7,744
  Deferred income taxes                    1,369                  1,439
  Other                                      820                  1,013
                                    -----------------      ------------------
                                          11,523                 10,196
                                    -----------------      ------------------

Total assets                            $155,753               $121,726
                                    =================      ==================

See accompanying notes.

                        HARDINGE INC. AND SUBSIDIARIES
                    Consolidated Balance Sheets-Continued
                            (Dollars in Thousands)

                                                    June 30,               Dec. 31,
                                                      1995                   1994
                                               -----------------      ------------------
                                                  (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                  $  8,936              $  9,415
  Notes payable to bank                                    0                 3,500
  Accrued expenses                                     5,587                 4,571
  Accrued pension plan expense                           591                   339
  Dividends payable                                      969                   959
  Accrued income taxes                                   947                 1,246
  Current portion long-term debt                         714                   714
                                               -----------------      ------------------
Total current liabilities                             17,744                20,744

Other liabilities:
  Long-term debt                                       3,738                15,164
  Employee stock ownership plan obligation                50                   150
  Accrued pension plan expense                         1,101                 1,055
  Accrued postretirement benefits                      4,964                 4,837
                                               -----------------      ------------------
                                                       9,853                21,206

Shareholders' equity
  Common stocks, $5 par value:
    Class A:
      Authorized shares-3,000,000
      Issued shares at
      December 31, 1994-975,912                                              4,880
    Class B:
      Authorized shares-3,000,000
      Issued shares at
      December 31, 1994-912,910                                              4,564
  Common stocks, $.01 par value:
      Authorized shares-20,000,000
      Issued shares at
      June 30, 1995-6,458,703                             65
  Additional paid-in capital                          54,878                   655
  Retained earnings                                   79,361                74,853
  Treasury shares                                       (678)                 (361)
  Cumulative foreign currency translation
    adjustment                                        (1,715)               (1,874)
  Deferred employee benefits                          (3,755)               (2,941)
                                               -----------------      ------------------
Total shareholders' equity                           128,156                79,776
                                               -----------------      ------------------
Total liabilities and shareholders' equity          $155,753              $121,726
                                               =================      ==================

See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES

     Consolidated Statements of Income and Retained Earnings (Unaudited)
                (Dollars in Thousands, Except Per Share Data)

                                                  Three months ended                   Six months ended
                                                       June 30,                            June 30,
                                                 1995              1994             1995               1994
                                            ------------      ------------      ------------     --------------
Net Sales                                        $41,501           $29,023           $82,188            $56,502
Cost of sales                                     27,294            19,013            54,068             36,943
                                            ------------      ------------      ------------     --------------
Gross profit                                      14,207            10,010            28,120             19,559

Selling, general and administrative
  expenses                                         8,406             6,652            16,821             13,224
                                            ------------      ------------      ------------     --------------
Income from operations                             5,801             3,358            11,299              6,335

Interest expense                                     497               356               973                727
Interest (income)                                   (175)             (126)             (296)              (260)
(Gain) on sale of asset                                                                 (326)
                                            ------------      ------------      ------------     --------------
Income before income taxes                         5,479             3,128            10,948              5,868

Income taxes                                       2,204             1,309             4,369              2,437
                                            ------------      ------------      ------------     --------------
Net income                                         3,275             1,819             6,579              3,431

Retained earnings at beginning of
  period                                          77,633            72,254            74,853             71,206
Less dividends declared                            1,547               560             2,071              1,124
                                            ------------      ------------      ------------     --------------
Retained earnings at end of period               $79,361           $73,513           $79,361            $73,513
                                            ============      ============      ============     ==============
Weighted average number of common
  shares outstanding                               4,349             3,545             3,941              3,560
                                            ============      ============      ============     ==============
Per share data:
  Net Income                                        $.75              $.51             $1.67               $.96
                                            ============      ============      ============     ==============
  Dividends Declared                                $.30              $.15              $.45               $.30
                                            ============      ============      ============     ==============

See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in Thousands)

                                                        Six Months Ended
                                                            June 30,
                                                      1995              1994
                                                 ------------     --------------
Net cash (used in) provided by operating
  activities                                          ($8,981)            $9,243

Investing activities:
  Capital expenditures                                 (3,059)            (1,982)
  Proceeds from sale of assets                            497                408
                                                 ------------     --------------
Net cash (used in) investing activities                (2,562)            (1,574)

Financing activities:
  (Decrease) in short-term notes payable to bank       (3,500)              (179)
  (Decrease) in long-term debt                        (11,426)            (5,000)
  (Purchase) of treasury stock                           (317)              (398)
  Dividends paid                                       (2,062)            (1,877)
  Proceeds from stock offering                         43,457
                                                 ------------     --------------
Net cash provided by (used in) financing
  activities                                           26,152             (7,454)

Effect of exchange rate changes on cash                    97                (72)
                                                 ------------     --------------
Net increase in cash                                  $14,706               $143
                                                 ============     ==============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                        HARDINGE INC. AND SUBSIDIARIES
                                June 30, 1995

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.

NOTE B-INVENTORIES

Inventories are summarized as follows (dollars in thousands):

                                              June 30,          December 31,
                                                1995               1994
                                            -------------      ---------------
Finished products                                 $18,264             $20,024
Work-in-process                                    26,466              19,439
Raw materials and purchased components             14,782              11,235
                                            -------------      ---------------
                                                  $59,512             $50,698
                                            =============      ===============

NOTE C-CHANGES IN SHAREHOLDERS' EQUITY

At the annual meeting on May 16, 1995, shareholders approved amendments to the Company's Certificate of Incorporation (a) authorizing a new class of Preferred Stock consisting of 2,000,000 shares; (b) converting each Class A common share into 2.00 shares of a new single class of Common Stock, representing a 2-for-1 stock split and each Class B common share into 2.05 shares of a new single class of Common Stock, representing a 2.05-for-1 stock split; and (c) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $0.01 per share. Approval of (b) and (c) was conditioned upon the approval by the Board of Directors, or a committee thereof, just prior to the effective date of a registration statement, of the final terms of an underwriting agreement with respect to a public offering. Such approval and offering occurred, and the amendments to the Certificate of Incorporation were filed with the Secretary of State of New York on May 24, 1995.

All historical per share data has been restated giving effect to the amendments discussed above.

On June 2, 1995 the Company received proceeds from the public offering and sale of 2,250,000 shares of common stock. Together with the underwriters' over-allotment option exercised at the end of June for 290,000 additional shares, the Company raised a net $43,500,000 from the offering. A portion of the net proceeds of the offering were used to pay down debt existing at that time. The remainder has been temporarily invested in interest bearing accounts to fund the expansion of the Company's Elmira manufacturing facility and for general corporate purposes.

NOTE D-EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING

Earnings per share are calculated using a monthly weighted average shares outstanding and include common stock equivalents related to restricted stock. Historical numbers have been restated to reflect the conversion of stock mentioned above. Second quarter and year to date 1995 averages have been calculated treating the 2,250,000 shares sold in the public offering as outstanding for the month of June. The shares sold upon exercise of the over-allotment option were not included since they were not issued until the end of June.

NOTE E-DIVIDENDS DECLARED

Dividends declared for the first half of 1995 include the dividends paid for March and June 1995, and the dividend payable for September of 1995. Dividends declared for the same period of 1994 include only the dividends paid for March and June 1994.

Part I, Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

   The following are management's comments relating to significant changes in the results of operations for the three month and six month periods ended June 30, 1995 and 1994 and in the Company's financial condition during the six month period ended June 30, 1995.

Results of Operations

   Net Sales

    Net sales for the quarter ended June 30, 1995 increased by 43.0% to $41,501,000 from $29,023,000 in the same 1994 period. Year to date sales of $82,188,000 for the first six months of 1995 represent a 44.5% increase over the $56,502,000 net sales for the same 1994 period. Unit volumes increased in substantially all of the Company's Computer Numerically Controlled (CNC) machine tool lines. Initial shipments of the Company's newly introduced vertical CNC lathes and vertical CNC machining centers have met expectations and contributed to quarterly and year to date net sales increases. Shipments to the automobile industry of these new products, as well as horizontal CNC lathes, contributed to increased sales in each of the second quarter and year to date periods.

Sales of lathes and other machine tool equipment accounted for $26,187,000 of net sales for the second quarter of 1995, representing a 63.7% increase from the same 1994 period. Year to date June 30, 1995 sales in the same product grouping accounted for $50,771,000 or a 61.2% increase over the $31,489,000 in the same 1994 period. Sales of non-machine products and services in the second quarter of 1995 increased to $15,314,000, a 17.5% increase over the levels in the same 1994 period, while year to date sales of this product group increased to $31,417,000, a 25.6% increase over the previous year. Sales of lathes and other machine tool equipment accounted for 63.1% and 61.8% of total net sales for the second quarter and first half of 1995, respectively. In 1994, sales of this product group accounted for 55.1% and 55.7% of second quarter and first half total net sales.

The Company experienced improvements in each of its significant geographical markets during the first half of 1995. The largest amount of the increase came in the U.S. market, where net sales increased 42.4% to $32,824,000 in the second quarter and 41.8% to $65,391,000 in the six month period ended in June when compared to the sales in the same 1994 period. Net sales in the Western European market, primarily the United Kingdom and France, increased by $2,187,000 or 77.0% in the second quarter of 1995 over net sales in the same markets for the second quarter of 1994. On a year to date comparison, net sales in Western Europe resulted in a growth of $3,890,000, or 68.7%.

Gross Profit

   Gross profit in 1995, as a percentage of sales, was relatively unchanged compared to the first quarter and first half of 1994. Gross margin was 34.2% in each of the second quarter and first half of 1995, compared to 34.5% and 34.6% in the same periods of 1994, respectively. Sales in the lathe and other machine tool product group traditionally have generated lower gross margins than the non-machine products and services group. Therefore, overall gross margin, as a percentage of sales, is negatively affected when sales in the lathe and other machine tool lines product group increase as a proportion of total net sales, as it has in the first half of 1995. Year to date gross margin was also affected by production startup costs for the Company's vertical CNC lathes and vertical CNC machining centers. These negative impacts were partially offset by the Company's ability to spread its overhead costs over a larger number of units sold. The decline of the dollar against the Japanese yen did not have a significant impact on year to year comparisons of gross margin due to the Company's foreign currency arrangements and lower level of discounts.

   Selling, General, and Administrative Expenses

Selling, general and administrative ("SG&A") expenses decreased as a percent of net sales to 20.3% and 20.5% in the second quarter and year to date of 1995, respectively, compared to 22.9% and 23.4% in the same 1994 periods. This decrease indicates the success of the Company's cost control strategy. Expenses in this category increased 26.4% or $1,754,000 in the three month period ended June 30, 1995, when compared to the same period of 1994. On a year to date comparison, SG&A expenses increased 27.2%, or $3,597,000. These increases were primarily in commission and other expenses that vary with sales levels, and advertising and show expenses to promote new products.

   Income from Operations

   Income from operations as a percentage of net sales increased in the three and six month periods ended June 30, 1995, to 14.0% and 13.7%, respectively, from the same 1994 periods, which were 11.6% and 11.2%, respectively.

   Interest Expense

   Interest expense increased 39.6% to $497,000 in the second quarter of 1995 from $356,000 in the same 1994 period. Interest expense increased 33.8% in the first half of 1995 to $973,000 compared to $727,000 in the same 1994 period. Higher average borrowings in 1995 resulting from increases in working capital caused the majority of this increase. The second quarter was positively affected by a reduction in short term debt, payment of a $5,000,000 long term note payable and a reduction in the revolving loan agreement during the month of June using proceeds from the public offering.

   Interest Income

   Interest income increased 38.9% to $175,000 in the second quarter of 1995 from $126,000 in the same 1994 period, while year to date interest income increased 13.8% to $296,000 from $260,000 in 1994 primarily due to interest earned on cash from the public offering.

   Gain on Sale of Assets

   Results for the first half of 1995 included a gain of $326,000
(approximately $198,000 on an after-tax basis) on the sale of a building in Los Angeles during the first quarter. The Company's sales and demonstrations office formerly located there has been relocated to a leased facility.

   Income Taxes

   The provision for income taxes as a percentage of net income was 40.2% and 39.9%, for the second quarter and first half of 1995, respectively, compared to 41.8% and 41.5% for the same 1994 periods. The 1995 consolidated tax rates were lower due to profits in the Company's Western European operations for which no tax provision was recorded because of the availability of net operating loss carryforwards.

   Net Income

   Net income for the second quarter of 1995 was $3,275,000, an increase of $1,456,000 or 80.0% from the same 1994 period. Year to date 1995 net income was $6,579,000, an increase of 91.8% or $3,148,000 from the same
1994 period. These increases represent an accumulation of the factors discussed above. Geographically, operations in North America continue to show significant improvements, while operations in Western Europe for the second quarter and first half of 1995 have returned to profitability after net losses in the same 1994 periods.

Quarterly Information

   The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                              Three Months Ended
                                 ----------------------------------------------------------------------------
                                March 31,     June 30,     Sept. 30,    Dec. 31,      March 31,     June 30,
                                  1994          1994         1994         1994          1995          1995
                                --------      --------     --------     --------      --------      ---------
                                                    (in thousands, except per share data)
                                 ----------------------------------------------------------------------------
Net Sales                         $27,479      $29,023      $29,449       $31,385      $40,687        $41,501
Gross Profit                        9,549       10,010       10,394        10,446       13,913         14,207
Income from operations              2,977        3,358        2,975         3,207        5,498          5,801
Net income                          1,612        1,819        1,608         1,680        3,304          3,275
Net income per share                  .45          .51          .45           .47          .92            .75
Weighted average shares
  outstanding                       3,545        3,545        3,586         3,586        3,584          4,349

Liquidity and Capital Resources

   At the annual meeting on May 16, 1995, shareholders approved amendments to the Company's Certificate of Incorporation (a) authorizing a new class of Preferred Stock consisting of 2,000,000 shares; (b) converting each Class A common share into 2.00 shares of a new single class of Common Stock, representing a 2-for-1 stock split and each Class B common share into 2.05 shares of a new single class of Common Stock, representing a 2.05-for-1 stock split; and (c) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $0.01 per share. Approval of (b) and (c) was conditioned upon the approval by the Board of Directors, or a committee thereof, just prior to the effective date of a registration statement, of the final terms of an underwriting agreement with respect to a public offering. Such approval and offering occurred and the amendments to the Certificate of Incorporation were filed with the Secretary of State of New York on May 24, 1995.

   On June 2, 1995, the Company received the proceeds from the public offering and sale of 2,250,000 shares of common stock. Together with the underwriters' over-allotment option exercised at the end of June for 290,000 additional shares, the Company raised a net $43,500,000 from the offering. A portion of the net proceeds of the offering were used to pay down debt existing at that time. The remainder has been temporarily invested in interest bearing accounts to fund the expansion of the Company's Elmira manufacturing facility and for general corporate purposes.

   The Company's current ratio at June 30, 1995 was 6.38:1 compared to 3.92:1 at December 31, 1994. Current assets increased by $32,000,000 during the first half of 1995. Inventory increased by $8,814,000 as the Company continues to purchase materials to increase production of new products and to meet customer delivery requirements. Accounts receivable increased by $7,627,000 from year end because of the higher level of sales in the second quarter compared to the fourth quarter of 1994. Cash increased by $14,706,000 reflecting the proceeds of the offering. Current liabilities decreased by $3,000,000 due primarily to the pay down of current debt.

   In the first half of 1995, operating activities used $8,981,000 of cash, while operating activities in the first half of 1994 generated $9,243,000 of cash. Operating activities used cash in the 1995 period, notwithstanding the Company's improved net income, primarily because of the increases in accounts receivable and inventory. Operating activities in 1994 provided cash, primarily because working capital requirements remained flat during the period. In its investing and financing activities, the Company has required cash for capital expenditures and dividend payments. Prior to the pay down of debt with proceeds from the public offering, the Company used its cash flow from income and its revolving credit facility to finance the increase in current assets, its capital expenditures and dividend payments in the first half of 1995. In the first half of 1994, cash provided by operations funded capital expenditures and dividend payments, as well as a reduction in debt.

   As is common in its industry, the Company provides long-term financing for the purchase of its equipment by qualified customers. The Company regards this program as an important part of its marketing efforts, particularly to independent machine shops. Customer financing is offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment. In response to competitive pressures, the Company occasionally offers this financing at below market interest rates or with deferred payments terms. The present value of the difference between the actual interest charged on customer notes for periods during which finance charges are waived or reduced and the estimated rate at which the notes could be sold to financial institutions is accounted for as a reduction of the Company's net sales. The amount of such reductions has not been material to the Company's results of operations or financial condition. In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized the approximate remaining contract value.

   In order to reduce debt and finance current operations, the Company has, for many years, periodically sold a substantial portion of its underlying customer notes receivable to various financial institutions. In the first half of 1995, the Company sold $7,700,000 of customer notes compared to $19,554,000 sold during the first half of 1994. The amount of shipments financed through the Company's program have decreased in the first half of 1995. In the sales of customer notes, recourse against the Company from customer defaults is limited to 10% of the then outstanding balance thereof and is effected in the form of a hold back of that percentage of funds at the time of the sale. The 10% portion of customer notes retained by the Company, as well as all customer notes that have not been sold by the Company, are included in notes receivable in its consolidated balance sheet. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. The amount of long-term customer notes receivable held by the Company increased to $9,334,000 at June 30, 1995 from $7,744,000 at December 31, 1994.

   In April 1995, the Company began construction of three additions to its manufacturing facility, which, when completed, will increase its machine making capacity by approximately 25%. Construction is expected to be completed by early 1996. The Company estimates that the cost of these additions, together with the necessary machinery and equipment, will be approximately $15,000,000, all or most of which will be funded with a portion of the net proceeds of the public offering referred to above. The Company expects to spend approximately $12,000,000 of this amount during 1995 and the balance in 1996. The Company currently estimates that other capital expenditures will total $3,000,000 in 1995. These other capital expenditures will primarily be made to improve operating efficiencies at the Elmira manufacturing facility.

   The Board of Directors past practice had been to pay five dividends in respect of each year - four quarterly dividends during the year and a fifth "extra" dividend in January of the following year. The Board communicated to its shareholders in the second quarter of 1995 its present intent to discontinue the payment of a fifth dividend. The Company paid total dividends of $2,062,000 during the first half of 1995.

   The Company has a revolving loan agreement with three banks providing for borrowing up to $30,000,000 on a revolving basis through August 1, 1997. At that time, the outstanding amounts convert to a term loan payable quarterly over four years through 2001. This facility, along with a $5,000,000 short term line with another bank, provide for immediate access of up to $35,000,000. At June 30, 1995, outstanding borrowings under these arrangements totaled $1,595,000. Using the net proceeds of the offering, the Company paid down certain of its debt, including the $5,000,000 long term debt which was due December 11, 1995. The Company currently intends to use its improved financial condition to seek growth opportunities in new products, international markets and strategic acquisitions. Management believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations for at least the next two years.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
        None

ITEM 2. Changes in Securities
        None

ITEM 3. Default upon Senior Securities
        None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on May 16, 1995 at the Company's offices. Shareholders of record at the close of business on April 10, 1995 were entitled to vote. There were 990,917 shares of Class A common stock and 916,057 shares of Class B common stock outstanding and entitled to vote. There were represented at the meeting 927,446 Class A and 840,225 Class B shares. At the meeting and pursuant to the Notice of 1995 Annual Meeting and Proxy Statement, dated April 13, 1995, shareholders voted on five proposals further described in such Proxy Statement.

1. Election of Directors:

The holders of Class B common stock elected five directors to serve regular two year terms voting as follows:

Nominee                         Votes for        Votes Against
                                 Nominee            Nominee
 ------------------------      ------------     --------------
John W. Bennett                  830,694             9,531
James L. Flynn                   830,510             9,715
E. Martin Gibson                 830,696             9,529
J. Philip Hunter                 830,694             9,531
Eve L. Menger                    830,694             9,531

Messrs. Robert E. Agan, Richard J. Cole, Douglas A. Greenlee and Whitney S. Powers continue in service with their two year terms expiring at the 1996 Annual Meeting.

2. Amendment of the Certificate of Incorporation to change the name of the
   Company:

Of the 1,906,974 shares of Class A and Class B common stock outstanding and entitled to vote as a single class, 1,759,694 shares voted in favor of the proposal to amend the Company's Certificate of Incorporation (the "Certificate") to change the name of the Company to "Hardinge Inc." 6,799 shares voted against such proposal and 1,167 shares abstained.

3. Amendment of the Certificate and By-laws to reclassify the Board of
   Directors:

Of the 1,906,974 shares of Class A and Class B common stock outstanding and entitled to vote as a single class, 1,705,204 shares voted in favor of the proposal to amend the Company's Certificate and By-Laws to reclassify the Board of Directors to consist of three classes rather than the present two classes. 3,933 shares voted against such proposal and 4,629 shares abstained.

4. Amendment of the Certificate to authorize a new class of Preferred Stock:

Authorization of the new class of preferred stock required the approval of a majority of the outstanding shares of Class A and Class B common stock, voting as a single class, and approval of a majority of each of the Class A common stock and the Class B common stock, voting as separate classes.

Of the 1,906,974 shares of Class A and Class B common stock outstanding and entitled to vote as a single class, 1,658,988 shares voted in favor of the proposal to amend the Company's Certificate to authorize a new class of preferred stock consisting of 2,000,000 shares. 48,289 shares voted against such proposal, and 6,491 shares abstained. Of the 990,917 shares of Class A common stock issued, outstanding and entitled to vote, 860,422 shares voted in favor of the above mentioned proposal, 27,053 shares voted against such proposal and 2,733 shares abstained. Of the 916,057 shares of Class B common stock issued, outstanding and entitled to vote, 798,566 shares voted in favor of the above mentioned proposal, 21,236 shares voted against such proposal and 3,758 shares abstained.

5. Amendment of the Certificate to reclassify the common stock and increase the number of authorized shares of Common Stock:

The reclassification of the Class A common stock and Class B common stock required the approval of a majority of the outstanding shares of Class A and Class B common stock, voting as a single class, and approval of a majority of each of the Class A common stock and the Class B common stock, voting as separate classes.

Of the 1,906,974 shares of Class A and Class B common stock outstanding and entitled to vote as a single class, 1,728,268 shares voted in favor of the proposal to amend the Company's Certificate to reclassify each share of Class A common stock, $5.00 par value, and

Class B common stock, $5.00 par value, of the Company into 2.00 and 2.05 shares, respectively, of a single class of Common Stock, $0.01 par value. 31,096 shares voted against such proposal and 7,699 shares abstained.

Of the 990,917 shares of Class A common stock issued, outstanding and entitled to vote, 909,607 shares voted in favor of the above mentioned proposal. 13,033 shares voted against such proposal and 4,206 shares abstained. Of the 916,057 shares of Class B common stock issued, outstanding and entitled to vote, 818,661 shares voted in favor of the above mentioned proposal. 18,063 shares voted against such proposal and 3,493 shares abstained. Of the 1,906,974 shares of Class A and Class B common stock outstanding and entitled to vote as a single class, 1,728,268 shares voted in favor of the proposal to amend the Company's Certificate to increase the number of authorized shares of Common Stock of the Company from 6,000,000 to 20,000,000 shares. 31,086 shares voted against such proposal and 7,699 shares abstained.

6. Ratification of the appointment of Ernst & Young LLP as the Company's independent accountants for 1995:

Of the 1,906,974 shares of Class A and Class B common stock outstanding and entitled to vote as a single class, 1,763,185 shares voted in favor of the proposal to ratify the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1995. 2,034 shares voted against such proposal and 2,439 shares abstained.

No other matters were presented for vote at that meeting.

ITEM 5. Other Information
        None

ITEM 6. Exhibits and Reports on Form 8-K

         A.       Exhibits

                  Item         Description

                  1.1          Underwriting Agreement, dated as of May 25, 1995,
                               among the Registrant, Wertheim Schroder & Co.
                               Incorporated and Prudential Securities Incorporated,
                               as representatives for the several underwriters.

                  4.1          Restated Certificate of Incorporation of the
                               Registrant filed with the Secretary of State of New York on May 24, 1995.

                  27.1         Financial Data Schedule

         B.       During the quarter for which this report is filed, the Registrant filed the following Current Reports on form 8-K:

                  1.           Current report on Form 8-K, dated May 19, 1995 filed
                               in connection with announcing the results of the
                               Company's Annual Meeting and press release.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, there unto duly authorized.

                                           HARDINGE INC.

                                            -------------------------------------------------
                                           Robert E. Agan
                                           President and Chief Executive Officer

                                            -------------------------------------------------
                                           Malcolm L. Gibson
                                           Senior Vice President, Chief Financial
                                           Officer and Assistant Secretary
                                           (Principal Financial Officer)

                                            -------------------------------------------------
                                           Richard L. Simons
                                           Controller
                                           (Principal Accounting Officer)

DATE: