Form 10-Q
period 1995-09-30
HARDINGE INC
filed 1995-11-03
CIK 313716

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                                  (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Period Ended September 30, 1995
                                ---------------
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From         to
Commission File No. 0-15760
                                ---------------

                                 HARDINGE INC.
                        --------------------------------
            (Exact Name of Registrant as specified in its charter)

                NEW YORK                             16-0470200
-------------------------------------    -------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Indentification No.)
     incorporation or organization)

  ONE HARDINGE DRIVE, ELMIRA, NEW YORK                 14902
----------------------------------------    -----------------------------
(Address of principal executive offices)             (Zip Code)

                                (607) 734-2281
                         -----------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No

At September 30, 1995, there were 6,408,722 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I        Financial Information                                                   Page
              Item 1.                Financial Statements
                                     Consolidated Balance Sheets at September 30, 1995
                                     and December 31, 1994.                              3

                                     Consolidated Statements of Income and Retained
                                     Earnings for the three months ended September 30,
                                     1995 and 1994 and the nine months ended
                                     September 30, 1995 and 1994.                        5

                                     Condensed Consolidated Statements of Cash Flows
                                     for the nine months ended September 30, 1995
                                     and 1994.                                           6

                                     Notes to Consolidated Financial Statements.         7

                Item 2.              Management's Discussion and Analysis of Financial
                                     Condition and Results of Operations.                9

Part II         Other Information

                Item 1.              Legal Proceedings                                  12

                Item 2.              Changes in Securities                              12

                Item 3.              Default upon Senior Securities                     12

                Item 4.              Submission of Matters to a Vote of Security
                                     Holders                                            12

                Item 5.              Other Information                                  12

                Item 6.              Exhibits and Reports on Form 8-K                   12

                Signatures                                                              13

PART I, ITEM 1.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS)

                                   SEPT. 30,    DEC. 31,
                                     1995         1994
                                   --------     ---------
                                  (UNAUDITED)
Assets
Current assets:
 Cash                             $  4,701       $  3,783
 Accounts receivable                32,920         20,237
 Notes receivable                    5,060          4,935
 Inventories                        67,886         50,698
 Deferred income taxes                 981            981
 Prepaid expenses                    1,482            630
                                  --------       --------
Total current assets               113,030         81,264

Property, plant and equipment:
 Property, plant and equipment      83,673         76,078
 Less accumulated depreciation      48,778         45,812
                                  --------       --------
                                    34,895         30,266
Other assets:
 Notes receivable                   10,403          7,744
 Deferred income taxes               1,365          1,439
 Other                                 760          1,013
                                  --------       --------
                                    12,528         10,196
                                  --------       --------
Total assets                      $160,453       $121,726
                                  ========       ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - CONTINUED
(DOLLARS IN THOUSANDS)

                                                   SEPT. 30,       DEC. 31,
                                                     1995            1994
                                                   --------       ---------
                                                  (UNAUDITED)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                  $  9,131       $  9,415
 Notes payable to bank                                    0          3,500
 Accrued expenses                                     8,675          4,571
 Accrued pension plan expense                           368            339
 Dividends payable                                        0            959
 Accrued income taxes                                   677          1,246
 Current portion long-term debt                         714            714
                                                   --------       --------
Total current liabilities                            19,565         20,744

Other liabilities:
 Long-term debt                                       3,013         15,164
 Employee stock ownership plan obligation                 0            150
 Accrued pension plan expense                         1,101          1,055
 Accrued postretirement benefits                      4,973          4,837
                                                   --------       --------
                                                      9,087         21,206
Shareholders' equity
 Common stocks, $5 par value:
  Class A:
   Authorized shares - 3,000,000
   Issued shares at
   December 31, 1994 - 975,912                                       4,880
  Class B:
   Authorized shares - 3,000,000
   Issued shares at
   December 31, 1994 - 912,910                                       4,564
 Common stocks, $.01 par value:
   Authorized shares - 20,000,000
   Issued shares at
   Sept. 30, 1995 - 6,458,703                            65
 Additional paid-in capital                          54,933            655
 Retained earnings                                   82,543         74,853
 Treasury shares                                       (627)          (361)
 Cumulative foreign currency translation adjustment  (1,640)        (1,874)
 Deferred employee benefits                          (3,473)        (2,941)
                                                    --------      --------
Total shareholders' equity                           131,801        79,776
                                                    --------      --------
Total liabilities and shareholders' equity          $160,453      $121,726
                                                    ========      ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPT. 30,                  SEPT. 30,
                                                 1995          1994           1995       1994
                                                -------       -------       --------    -------
Net Sales                                       $42,217       $29,449       $124,405    $85,951
Cost of sales                                    27,778        19,055         81,846     55,998
                                                -------       -------       --------    -------
Gross profit                                     14,439        10,394         42,559     29,953

Selling, general and administrative expenses      9,490         7,419         26,311     20,643
                                                -------       -------       --------    -------
Income from operations                            4,949         2,975         16,248      9,310

Interest expense                                    172           347          1,145      1,074
Interest (income)                                  (326)          (61)          (622)      (321)
(Gain) on sale of asset                                                         (326)
                                                -------       -------       --------    -------
Income before income taxes                        5,103         2,689         16,051      8,557
Income taxes                                      1,921         1,081          6,290      3,518
                                                -------       -------       --------    -------
Net income                                        3,182         1,608          9,761      5,039

Retained earnings at beginning of period         79,361        73,513         74,853     71,206
Less dividends declared                                           562          2,071      1,686
                                                -------       -------       --------    -------
Retained earnings at end of period              $82,543       $74,559       $ 82,543    $74,559
                                                =======       =======       ========    =======

Weighted average number of common shares
  outstanding                                     6,176         3,586          4,634      3,586
                                                =======       =======       ========    =======

Per share data:
Net Income                                      $   .52       $   .45       $   2.11    $  1.41
                                                =======       =======       ========    =======
Dividends Declared                              $   .00       $   .15       $    .45    $   .45
                                                =======       =======       ========    =======

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(DOLLARS IN THOUSANDS)

                                                        NINE MONTHS ENDED
                                                             SEPT. 30,
                                                        1995         1994
                                                      ---------    --------
Net cash (used in) provided by operating activities   ($ 16,143)    $ 6,304

Investing activities:
 Capital expenditures                                    (8,120)     (4,875)
 Proceeds from sale of assets                               497         479
                                                      ---------    --------
Net cash (used in) investing activities                  (7,623)     (4,396)

Financing activities:
 (Decrease) in short-term notes payable to bank          (3,500)        (88)
 (Decrease) increase in long-term debt                  (12,152)        786
 (Purchase) of treasury stock                              (266)       (395)
 Dividends paid                                          (3,022)     (2,437)
 Proceeds from stock offering                            43,457
                                                       ---------   --------
Net cash provided by (used in) financing activities      24,517      (2,134)

Effect of exchange rate changes on cash                     167           6
                                                       ---------   --------
Net increase (decrease) in cash                         $   918    ($   220)
                                                       =========   ========


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARDINGE INC. AND SUBSIDIARIES
SEPTEMBER 30, 1995

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1994.

NOTE B--INVENTORIES

     Inventories are summarized as follows (dollars in thousands):

                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                      1995               1994
                                                                  ------------       ------------
        Finished products                                           $22,656            $20,024
        Work-in-process                                              27,249             19,439
        Raw materials and purchased components                       17,981             11,235
                                                                    -------            -------
                                                                    $67,886            $50,698
                                                                    =======            =======

NOTE C--CHANGES IN SHAREHOLDERS' EQUITY

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

     On June 2, 1995 the Company received proceeds from the public offering and sale of 2,250,000 shares of common stock. Together with the underwriters' over-allotment option exercised at the end of June for 290,000 additional shares, the Company raised a net $43,500,000 from the offering. A portion of the net proceeds of the offering were used to pay down debt existing at that time. As of September 30, 1995, the remainder of the funds have been used to finance expenditures on the expansion of the Company's Elmira manufacturing facility and to fund growth in working capital.

NOTE D--EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING

     Earnings per share are calculated using a monthly weighted average shares outstanding and include common stock equivalents related to restricted stock. Historical numbers have been restated to reflect the conversion of stock mentioned above. Third quarter and year to date 1995 averages have been calculated treating the 2,250,000 shares sold in the public offering as outstanding as of the month of the June. The shares sold upon exercise of the over-allotment option were included as of July.

NOTE E--DIVIDENDS DECLARED

     The third quarter 1995 dividends paid were declared in the second quarter of 1995, where the dividends paid in the third quarter of 1994 were declared in the third quarter of 1994.

PART I, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following are management's comments relating to significant changes in the results of operations for the three month and nine month periods ended September 30, 1995 and 1994 and in the Company's financial condition during the nine month period ended September 30, 1995.

RESULTS OF OPERATIONS

     Net Sales. Net sales for the quarter ended September 30, 1995 increased by 43.4% to $42,217,000 from $29,449,000 in the corresponding 1994 period. Year to date net sales of $124,405,000 for the first nine months of 1995 represent a 44.7% increase over the $85,951,000 net sales for the same 1994 period.
Unit volumes increased in substantially all of the Company's Computer Numerically Controlled (CNC) machine tool lines. Shipments of the Company's newly introduced vertical CNC lathes and vertical CNC machining centers have met expectations and accounted for 20% of net sales for the third quarter. Shipments to the automobile industry of those new models, as well as horizontal CNC lathes, contributed to increased sales in the third quarter and year to date periods. Sales to the Big Three US automobile manufacturers accounted for an unusually high 27% of the Company's sales in the third quarter. Year to date, such sales accounted for approximately 22% of net sales as compared to 3% of net sales in the same period of 1994.

     Sales of lathes and other machine tool equipment accounted for $27,568,000 of net sales for the third quarter of 1995, representing a 67.1% increase from the same 1994 period. Year to date, September 30, 1995 sales in the same product grouping accounted for $78,339,000 or a 63.2% increase over the $47,991,000 in the same 1994 period. Sales of non-machine products and services in the third quarter of 1995 increased to $14,649,000, a 13.1% increase over sales in the same 1994 period, while year to date sales of this product group increased to $46,066,000, a 21.4% increase over the previous year. Sales of lathes and other machine tool equipment accounted for 65.3% and 63.0% of total net sales for the third quarter and first nine months of 1995, respectively. In 1994, sales of this product group accounted for 56.0% and 55.8% of third quarter and year to date total net sales, respectively.

     The Company experienced improvements in each of its significant geographical markets during the first nine months of 1995. The largest dollar amount increase came in the U.S. market, where net sales increased 47.6% to $31,915,000 in the third quarter and 43.7% to $97,306,000 in the nine month period ended September 30, 1995, when compared to the sales in the same 1994 period. Net sales in the Western European market, primarily the United Kingdom and France, increased by $2,313,000 or 78.1% in the third quarter of 1995 over net sales in the same markets for the third quarter of 1994. On a year to date comparison, net sales in Western Europe resulted in a growth of $6,203,000, or 71.9%.

     Gross Profit. Gross profit in the third quarter of 1995, as a percentage of sales, was 34.2% compared to gross margin of 35.3% for the same period in 1994. On a year to date basis, 1995 gross margin was 34.2% compared to 34.8% in the first nine months of 1994. Sales in the lathe and other machine tool product group traditionally have generated lower gross margins than the non-machine products and services group. Therefore, overall gross margin, as a percentage of sales, is negatively affected when sales in the lathe and other machine tool lines product group increase as a proportion of total net sales, as it has in the first nine months of 1995. Year to date gross margin was also negatively affected by production startup costs for the Company's vertical CNC lathes and vertical CNC machining centers. These negative impacts were partially offset by the Company's ability to spread its overhead costs over a larger number of units sold. The decline of the dollar against the Japanese yen did not have a significant impact on year to year comparisons of gross margin due to the Company's foreign currency arrangements and lower level of discounts.

     Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased as a percent of net sales to 22.5% and 21.1% in the third quarter and first nine months of 1995, respectively, compared to 25.2% and 24.0% in the same 1994 periods. This improvement indicates the success of the Company's cost control strategy. Increases in the dollar amount of expenditures in this area were primarily in commission and other expenses that vary with sales levels, and advertising and show expenses to promote new products.

     Income from Operations. Income from operations as a percentage of net sales increased in the three and nine month periods ended September 30, 1995, to 11.7% and 13.1%, respectively, from the same 1994 periods, which were 10.1% and 10.8%, respectively.

     Interest Expense. Interest expense decreased to $172,000 in the third quarter of 1995 from $347,000 in the same 1994 period. Interest expense in the first nine months of 1995 increased to $1,145,000 compared to $1,074,000 in the same 1994 period. Higher average borrowings in the first five months of 1995 resulting from increases in working capital caused the majority of this increase in the year to date comparison. The third quarter was positively affected by a reduction in short term debt, payment of a $5,000,000 long term note payable and a reduction in borrowings under the revolving loan agreement during the second quarter with proceeds from the public offering discussed below.

     Interest Income. Interest income increased to $326,000 in the third quarter of 1995 from $61,000 in the same 1994 period, while year to date interest income increased to $622,000 from $321,000 in 1994 primarily due to interest earned on cash from the public offering.

     Gain on Sale of Assets. Results for the first nine months of 1995 included a gain of $326,000 (approximately $198,000 on an after-tax basis) on the sale of a building in Los Angeles during the first quarter. The Company's sales and demonstrations office formerly located there was relocated to a leased facility.

     Income Taxes. The provision for income taxes as a percentage of net income was 37.6% and 39.2% for the third quarter and first nine months of 1995, respectively, compared to 40.2% and 41.1% for the same 1994 periods. The 1995 consolidated tax rates were lower due to profits in the Company's Western European operations for which no tax provision was recorded because of the availability of net operating loss carryforwards.

     Net Income. Net income for the third quarter of 1995 was $3,182,000, an increase of $1,574,000 or 98.0% from the same 1994 period. Year to date 1995 net income was $9,761,000, an increase of 93.7% or $4,722,000 from the same 1994 period. These increases represent an accumulation of the factors discussed above. Geographically, operations in North America continue to show significant improvements, while operations in Western Europe for the third quarter and first nine months of 1995 have returned to profitability after net losses in the same 1994 periods.

QUARTERLY INFORMATION

     The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                                          THREE MONTHS ENDED
                                     ---------------------------------------------------------------------------------------------
                                      MARCH 31,     JUNE 30,      SEPT. 30,      DEC. 31,      MARCH 31,     JUNE 30,    SEPT. 30,
                                        1994          1994           1994          1994          1995          1995        1995
                                      --------      -------       --------       -------       --------      -------     ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                      --------------------------------------------------------------------------------------------
Net Sales                             $27,479       $29,023      $29,449         $31,385       $40,687       $41,501     $42,217
Gross Profit                            9,549        10,010       10,394          10,446        13,913        14,207      14,439
Income from operations                  2,977         3,358        2,975           3,207         5,498         5,801       4,949
Net income                              1,612         1,819        1,608           1,680         3,304         3,275       3,182
Net income per share                      .45           .51          .45             .47           .92           .75         .52
Weighted average share outstanding      3,545         3,545        3,586           3,586         3,584         4,349       6,176

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

     On June 2, 1995, the Company received proceeds from the public offering and sale of 2,250,000 shares of common stock. Together with the underwriters' over-allotment option exercised at the end of June for 290,000 additional shares, the Company raised a net $43,500,000 from the offering. A portion of the net proceeds of the offering were used to pay down debt existing at that time. As of September 30, 1995, the remainder of the funds have been used to finance expenditures on the expansion of the Company's Elmira manufacturing facility and to fund growth in working capital.

     The Company's current ratio at September 30, 1995 was 5.78:1 compared to 3.92:1 at December 31, 1994. Current assets increased by $31,766,000 during the first nine months of 1995. Inventory increased by $17,188,000 as the Company continues to purchase materials to increase production of new products and to meet customer delivery requirements. Accounts receivable increased by $12,683,000 from year end because of the high level of sales at the end of the third quarter.

     In the first nine months of 1995, operating activities used $16,143,000 of cash, while operating activities in the same period of 1994 generated $6,304,000 of cash. Operating activities used cash in the 1995 period, notwithstanding the Company's improved net income, primarily because of the increases in accounts receivable and inventory. Operating activities in 1994 provided cash, primarily because working capital requirements remained flat during the period. In its investing and financing activities, the Company has required cash for capital expenditures and dividend payments.

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

     In order to reduce debt and finance current operations, the Company has, for many years, periodically sold a substantial portion of its underlying customer notes receivable to various financial institutions. In the first nine months of 1995, the Company sold $7,700,000 of customer notes compared to $19,554,000 sold during the first nine months of 1994. The amount of shipments financed through the Company's program have decreased in the first nine months of 1995 compared to the same period of 1994. In the sales of customer notes, recourse against the Company from customer defaults is limited to 10% of the then outstanding balance thereof and is effected in the form of a hold back of that percentage of funds at the time of the sale. The 10% portion of customer notes retained by the Company, as well as all customer notes that have not been sold by the Company, are included in notes receivable in its consolidated balance sheet. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. The amount of long-term customer notes receivable held by the Company increased to $10,403,000 at September 30, 1995 from $7,744,000 at December 31, 1994.

     In April 1995, the Company began construction of three additions to its manufacturing facility, which, when completed and fully operational, will increase its machine making capacity by approximately 25%. Construction of the building is expected to be completed by early 1996 and the equipment portion of the project is expected to be fully productive by mid-year 1996.
The Company estimates that the cost of these additions, together with the necessary machinery and equipment, will be approxi-mately $15,000,000. As of September 30, 1995, approximately $5,000,000 of this amount has been paid. The Company expects to spend approximately $7,000,000 of this amount during the fourth quarter of 1995 and the balance in 1996. These amounts will be funded through cash generated from operations and funds available through the revolving loan agreement. The Company currently estimates that other capital expenditures will total $3,000,000 in 1995. These other capital expenditures will primarily be made to improve operating efficiencies at the Elmira manufacturing facility.

     The Board of Directors past practice had been to pay five dividends in respect of each year--four quarterly dividends during the year and a fifth "extra" dividend in January of the following year. The Board communicated to its shareholders in the second quarter of 1995 its present intent to discontinue the payment of a fifth dividend. The Company paid total dividends of $3,022,000 during the first nine months of 1995. At its meeting on October 24, 1995, the Board of Directors declared a regular quarterly dividend payable on December 8, 1995 to shareholders of record as of November 24, 1995 of $.17 per share. This represented a 13.3% increase from the previous regular quarterly dividend rate of $.15 per share.

     The Company has a revolving loan agreement with three banks providing for borrowing up to $30,000,000 on a revolving basis through August 1, 1997. At that time, the outstanding amounts convert to a term loan payable quarterly over four years through 2001. This facility, along with a $5,000,000 short term line with another bank, provide for immediate access of up to $35,000,000. At September 30, 1995, outstanding borrowings under these arrangements totaled $1,585,000.

     The Company currently intends to use its improved financial condition to seek growth opportunities in new products, international markets and strategic acquisitions. Management believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for its ongoing operations.

PART II OTHER INFORMATION

ITEM 1.      Legal Proceedings
             None

ITEM 2.      Changes in Securities
             None

ITEM 3.      Default upon Senior Securities
             None

ITEM 4.      Submission of Matters to a Vote of Security Holders
             None

ITEM 5.      Other Information
             None

ITEM 6.      Exhibits and Reports on Form 8-K

 A.          Exhibits

             Item      Description

             27.1      Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARDINGE INC.



                                         --------------------------------------
                                         Robert E. Agan
                                         President and Chief Executive Officer




                                         --------------------------------------
                                         Malcolm L. Gibson
                                         Senior Vice President, Chief Financial
                                         Officer and Assistant Secretary
                                         (Principal Financial Officer)




                                         --------------------------------------
                                         Richard L. Simons
                                         Controller
                                         (Principal Accounting Officer)

DATE: