Form 10-K
period 1995-12-31
HARDINGE INC
filed 1996-03-26
CIK 313716

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to _______.

Commission File Number 0-15760 HARDINGE INC.
             (Exact name of registrant as specified in its charter)

            NEW YORK                               16-0470200
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                 Identification No.)

 One Hardinge Drive, Elmira, New York                   14902-1507
(Address of principal executive offices)              Zip Code

Registrant's telephone number, including area code:    (607) 734-2281

Securities registered pursuant to Section 12(b) of the Act:  None

Securities pursuant to section 12(g) of the Act::

       Common Stock with a par value of $.01 per share
       Preferred Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 1996:

       Common Stock, $.01 par value - $ 107,920,000


The number of shares outstanding of the issuer's common stock as of March 1, 1996:

       Common Stock, $.01 par value 6,471,388 shares.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 15, 1996 are incorporated by reference to Part III of this Form.

                    This report contains a total of 48 pages

                                     PART I

ITEM 1. - BUSINESS


General

Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The Company has five wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge Brothers GmbH was established by the Company in Germany in 1987. In November, 1995, the Company completed the acquisition of 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. of Elmsford, New York (collectively referred to as "Kellenberger").

The Company's headquarters is located in Chemung County, New York, which is on the south-central border of upstate New York. The Company has manufacturing facilities located in Chemung County, New York and in St. Gallen, Switzerland. The Company manufactures the majority of the products it sells and purchases a few machine accessories from other manufacturers for resale.

References to Hardinge Inc., the "Company", or "Hardinge" are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc., to Hardinge Inc.

Recent Developments

At the annual meeting on May 16, 1995, shareholders approved amendments to the Company's Certificate of Incorporation (a) authorizing a reclassification of its Common Stock pursuant to which each former Class A common share was converted into 2.0 shares of a new single class of Common Stock and each former Class B common share was converted into 2.05 shares of a new single class of Common Stock;(b) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $0.01 per share; and (c) authorizing a new class of Preferred Stock consisting of 2,000,000 shares. All share and per share data appearing in the financial statements and notes thereto have been restated giving effect to these amendments.

In June 1995, the Company issued 2,540,000 shares of its common stock at $19.00 per share in a public common stock offering. Proceeds of the offering, net of commissions and expenses, were $43,584.000. The proceeds were used to reduce the Company's debt, fund building expansion, and fund working capital growth.

On November 29, 1995, the Company completed the acquisition of Kellenberger, a Switzerland based manufacturer of grinding machines. The acquisition has been accounted for as a purchase and results of operations of Kellenberger for the period from the acquisition date through December 31, 1995, have been included in the consolidated financial statements of the Company for 1995.


Products

Hardinge Inc. has been a manufacturer of industrial-use Super-Precision(R) and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from a rough-formed part by moving multiple cutting tools arranged on a turret assembly against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced on Hardinge machines, those dimensions are often measured in millionths of inches. Hardinge considers itself to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to those dimensions.

In the late 1970's, Hardinge began to produce computer numerically controlled ("CNC") machines which use commands from an on-board computer to control the movement of cutting tools and rotation speeds of the part. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store that program in memory for future use. The machine is able to produce parts while left unattended when connected to automatic bar-feeding or robotics equipment designed to supply raw materials. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required. Since the introduction of CNC turning machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities.

In 1994, the Company expanded its machine tool line to include CNC vertical turning machines and vertical machining centers, the first sales of which occurred during the first quarter of 1995. Prior to that, all of the Company's turning machines were horizontal which means that the spindle holding the rotating part and the turret holding the cutting tools are arranged on a horizontal plane. On a vertical turning machine, the spindle and turret are aligned on a vertical plane, with the spindle on the bottom. A vertical turning machine permits the customer to produce larger, heavier and more oddly shaped parts on a machine that uses less floor space when compared to a traditional horizontal turning machine.

A vertical machining center cuts material differently than a turning machine. These machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers as turning machines and are being marketed by the Company on the basis that a customer will be able to obtain machining centers with the same quality and reliability as the Company's turning machines and will be able to obtain its turning machines and machining centers from a single supplier.

The Company has further extended its machine offerings into the grinding machine sector of the metal-cutting machine tool industry with the acquisition of Kellenberger. Grinding is a machining process where a surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes.

The grinding machines of Kellenberger are used to grind the inside and outside diameters of round, cylindrical parts. Such grinding machines are typically used to provide for a more exact finish on a part which has been partially completed on a lathe. The grinding machines of Kellenberger, which are manufactured in both CNC and manually controlled models, are generally purchased by the same type of customers as other Hardinge equipment and furthers the ability of the Company to be a sole source supplier for its customers.

Multiple options are available on the broad range of the Company's machines, including Kellenberger grinding machines, which allow customers to customize their machines for the specific purpose and cost objective they require. The Company produces machines for stock with popular option combinations for immediate delivery, as well as machines made to specific customer orders. In recent years, the Company has increasingly emphasized the engineering of complete systems for customers who desire one or more CNC machines to produce a specific part. In configuring complete systems, the Company provides, in addition to its machines, the necessary computer programming and tooling, as well as robotics and other parts handling equipment manufactured by it or others.

All Hardinge machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites and exotic materials.

In addition, the Company offers the most extensive line available in the industry of workholding and toolholding devices, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding and toolholding devices. It also offers a complete line of six-foot and twelve-foot bar feed systems for its CNC and manual turning machines, which hold the workpiece steady and feed it into the turning machine. It also produces a variety of other optional equipment and accessories for its machines.

The Company offers various warranties on its equipment and considers post-sales support to be a critical element of its business. Services provided include operation and maintenance training, maintenance, and in-field repair. The Company's intent, where practical, is to provide readily available replacement parts throughout the life of the machine.


Markets and Distribution

Sales are principally in the United States and Western Europe. In addition, sales are made to customers in Canada, China, Mexico, Japan, Australia and other foreign countries.

The Company primarily markets its machine tools through its direct sales force and through distributors and manufacturers' representatives in the United States and abroad. The Company uses a similar system of employee sales personnel and independent distributors in the United Kingdom and Canada. In other countries, the Company primarily sells through distributors.

The Company's U.S. distributors have the exclusive right to distribute its products in particular markets, although these markets are located in less industrialized areas of the country.

The Company's sales personnel earn a fixed salary plus commission based upon a percentage of net sales. Certain of the Company's distributors operate independent businesses, purchase machine tools and non-machine products from the Company and maintain inventories of these products and spare parts for their customers, while other distributors merely sell machine tools on behalf of the Company. The Company's commission schedule is adjusted to reflect the level of aftermarket support offered by its distributors.

As is common in its industry, the Company provides long-term financing for the purchase of its equipment by qualified customers. The Company regards this program as an important part of its marketing efforts, particularly to independent machine shops. Customer financing is offered for a term of up to seven years, with the Company retaining a security interest in the equipment. In response to competitive pressures, the Company occasionally offers this financing at below market interest rates or with deferred payment terms. The present value of the difference between the actual interest charged on customer notes for periods during which finance charges are waived or reduced and the estimated rate at which the notes could be sold to financial institutions is accounted for as a reduction of the Company's net sales.

The Company's non-machine products mainly are sold in the United States through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, the Company is able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. In the case of some popular items, the company can package and ship within several hours.

The Company promotes recognition of its products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, the Company markets its non-machine products through publication of general catalogue and other targeted catalogues, which it distributes to existing and prospective customers.

A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly served by the Company include automotive, medical equipment, aerospace, and electronics, as well as defense, recreational equipment, farm equipment, construction equipment, energy, and transportation. In 1995, sales to the automobile industry accounted for 21% of the Company's net sales. In 1994 and 1993, no industry or customer accounted for more than 4% of the Company's net sales.

The Company operates in a single business segment, industrial machine tools.


Competitive Conditions

The primary competitive factors in the marketplace for the Company's machine tools are reliability, price, delivery time, service and technological characteristics. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. In the size and precision level the Company addresses with its turning machines and machining centers, the primary competition comes from several Japanese manufacturers. Several German manufacturers also compete with the Company, primarily in Europe. The Kellenberger machines compete with Japanese, German and other Swiss manufacturers. Management considers its segment of the industry to be extremely competitive. The Company believes that it brings superior quality, reliability, value, availability, capability and support to its customers.


Sources and Availability of Raw Materials

The Company manufactures and assembles its lathes and machining centers and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in recent years.

A major component of the Company's CNC machines is the computer and related electronics package. The Company purchases these components for its lathes and machining centers exclusively from Fanuc Limited, a large Japanese electronics company. While the Company believes that design changes could be made to its machines to allow sourcing from several other existing suppliers, a disruption in the supply of the Fanuc components could cause the Company to experience a substantial disruption of its operations, depending on the circumstances at the time. Kellenberger assembles an electronics package of its own design.

The Company utilizes several quality and process control programs, including Total Quality Management. The Company believes that it operates its quality system to the requirements of the ISO 9000 Quality System of the International Standards Organization and is postured to obtain ISO 9000 certification if required for marketing. The ISO 9000 Quality System is an internationally accepted quality standard for commercial operations, such as product design verification, reviewing the quality of suppliers, imperfection and testing requirements and maintaining quality records. The Company believes that these initiatives have helped it maintain the quality and reliability of its products.


Research and Development

The Company's ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers with technical through doctorate degrees.

The cost of research and development, all of which has been charged to operations, amounted to $5,713,000, $5,218,000, and $4,216,000, in 1995, 1994
and 1993, respectively.


Patents

Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.


Seasonal Trends and Working Capital Requirements

The Company is not subject to significant seasonal trends. Its business, and that of the machine tool industry in general, is cyclical. The ability to deliver products within a short period of time is an important competitive criteria. Also, the Company feels it is important to provide availability of replacement parts for a machine throughout its life. These factors contribute to a requirement that the Company carry significant amounts of inventory.

The Company's sales generally have not been subject to significant seasonal variation. However, the Company's quarterly results are subject to significant fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its customers' plants and the Company's policy of closing its facilities during the first two weeks of July. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year. During 1995 and 1994, shipments of certain large orders offset this historical pattern in the third quarter.

In common with other machine tool manufacturers, the Company will provide long-term financing for the purchase of its equipment by qualified customers. The Company regards this program as an important part of its marketing efforts, particularly to independent machine shops. For many years, the Company has periodically sold a substantial portion of the underlying customer notes receivable to various financial institutions. While the Company's customer financing program has an impact on its month-to-month borrowings, it has had little long-term impact on its working capital requirements because of the sales of the customer notes.

Backlog

The Company normally ships its machine products within two to three months after order. The Company's order backlog at December 31, 1995 and 1994 was $54,335,000 and $38,432,000, respectively.

Orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year may be materially affected by the timing of the Company's receipt of orders and the speed with which those orders are filled. Accordingly, the Company's backlog at December 31, 1995 is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons from 1995 to 1994 may not be meaningful.


Governmental Regulations

The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations.


Environmental Matters

The Company's operations are subject to extensive federal and state legislation and regulation relating to environmental matters. The Company believes it is currently in material compliance with applicable environmental laws and regulations in each of the countries in which it operates.

Future regulations, under the Clean Air Act and otherwise, are expected to impose stricter emission requirements on the metal working industry. While the Company believes that current pollution control measures at most of the emission sources at its manufacturing facilities will meet these anticipated future requirements, additional measures at some sources may be required. The Company does not believe that these anticipated future requirements are likely to have a material adverse effect upon its financial condition, results of operations or competitive position.

Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Activities at properties owned by the Company and on adjacent areas have resulted in environmental impacts.

In particular, the Company's New York manufacturing facility is located within the Kentucky Avenue Well Field on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Well Field site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. The Company, however, has never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site. Environmental sampling on the Company's property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and has found no evidence that the Company's property is contributing to the contamination.

Environmental sampling at the Company's former New York manufacturing facility following the removal of an underground storage tank disclosed the presence of hydrocarbon contamination in surrounding soils. An environmental consultant retained by the Company prepared a site assessment and remedial action plan which were adopted and approved by the New York State Department of Environmental Conservation. Pursuant to the timetable set forth in the remedial action plan, the

Company anticipates that it will be able to complete the construction phase of the cleanup in the first quarter of 1996. Approximately $500,000 was reserved in 1994 by the Company for this construction work. The Company anticipates that ongoing operation and maintenance expenses for the cleanup are anticipated to be less than $100,000 annually.

Although the Company believes, based upon information currently available to management, that it will not have material liabilities for environmental remediation, there can be no assurance that future remedial requirements or changes in the enforcement of existing laws and regulation, which are subject to extensive regulatory discretion, will not result in material liabilities.


Employees

As of December 31, 1995, the Company employed 1,345 persons, 1,153 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.


Foreign Operations and Export Sales

Information related to foreign and domestic operations and sales is included in
Note 5 to consolidated financial statements contained in this Annual Report. The Company believes that its subsidiaries operate in countries where the economic climate is relatively stable.

ITEM 2. - PROPERTIES

Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

                                                                                                        Acreage (Land)
                                                                                                        Square Footage
             Location                                     Type of Facility                                (Building)
------------------------------------         -------------------------------------------           -------------------------

Owned Properties

    Horseheads, New York                     Manufacturing, Engineering, Turnkey                   80 acres
                                             Systems, Marketing, Sales, Demonstration,             515,000 sq. ft.
                                             Service and Administration

    Elmira, New York                         Warehouse                                             12 acres
                                                                                                   176,000 sq. ft.

    St. Gallen                               Manufacturing, Engineering, Turnkey                   8 acres
    Switzerland                              Systems, Marketing, Sales, Demonstration,             155,000 sq. ft.
                                             Service and Administration



                                                                                                                  Lease
                                                                                                                Expiration
               Location                             Type of Facility                 Square Footage                Date
----------------------------------------    ---------------------------------     ----------------------     -----------------

Leased Properties

    Exeter, England                         Sales, Marketing,                     20,000 sq. ft.             6/30/97
                                            Service, Turnkey System and
                                            Administration

    Krefeld, Germany                        Sales, Service                        1,500 sq. ft.              12/31/96

    Elmsford, New York                      Sales, Service                        9,500 sq. ft.              6/30/96

    Los Angeles, California                 Sales, Service                        14,500 sq. ft.             12/31/00
                                            Demonstration

    Toronto, Canada                         Sales, Service                        4,600 sq. ft.              6/30/96


ITEM 3. - LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is material to its financial condition or results of operations.


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1995, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5. - MARKET FOR THE  REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Prior to May of 1995, the Company's common stock was traded in a local, over-the-counter market in small amounts and on an irregular basis. The Company was aware that these and other transfers took place, but often was without knowledge of whether the transfer was a sale, was without consideration or was for re-registration. Valuation of the stock was made from time-to-time for tax and other purposes and some of said valuations are known to the Company. For example, the stock was valued quarterly by a qualified independent appraiser retained by the Company during 1994 and the first quarter of 1995, for purposes of Employee Stock Ownership Plan administration. Also, First Albany Corporation had supplied the Company with quarterly data of actual known trades.

For periods prior to the Company's May, 1995 public offering, the following table reflects the highest and lowest values known to the Company from the foregoing described sources. Since May 25, 1995, the Company has been traded on the NASDAQ market under the symbol "HDNG". The table also includes dividends per share, by quarter. The Company has paid five dividends in past years; in January, March, June, September and December. In 1995, the Board of Directors announced its intent to discontinue the special January dividend, which will affect dividends paid in 1996.


                                                   1995                                                1994
                            ------------------------------------------------         ------------------------------------------
                                                  Values                                              Values
                            ------------------------------------------------         ------------------------------------------
                                  High             Low          Dividends                High          Low        Dividends
                            ------------------------------------------------         ------------------------------------------

Quarter Ended

March 31                         $17 1/4        $12 1/4          $  .40                   $12 1/2    $ 10          $  .34

June 30                           20 1/4         17 1/4             .15                    12 1/2      11 3/4         .15

September 30                      26 1/2         19 1/8             .15                    12 1/2      12 1/8         .15

December 31                       26 3/4         23 3/8             .17                    14 1/2      12 1/4         .15

At March 1, 1996, there were 479 holders of record of common stock. Dividend amounts as well as high and low values have been restated for 1994 and the first quarter of 1995 to reflect the reclassification of stock, as explained in the notes to the financial statements.

ITEM 6. - SELECTED FINANCIAL DATA

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).


                                                                           Year Ended December 31
                                                   1995            1994             1993            1992            1991
                                              ---------------------------------------------------------------------------------
STATEMENT OF INCOME DATA
Net sales                                       $    180,586    $    117,336    $     98,437     $   84,797      $   82,595
Cost of sales                                        119,975          76,937          63,169         55,905          53,702
                                              ---------------------------------------------------------------------------------
Gross profit                                          60,611          40,399          35,268         28,892          28,893
Selling, general and
administrative expenses                               36,076          27,882          25,804         24,864          25,979
Restructuring costs (2)                                                                               1,086
                                              ---------------------------------------------------------------------------------
Operating income                                      24,535          12,517           9,464          2,942           2,914
Interest expense                                       1,369           1,479           1,343          1,380           1,332
Interest (income)                                       (927)           (453)           (763)        (1,160)         (1,590)
(Gain) on sale of assets                                (326)           (442)                                          (598)
                                              ---------------------------------------------------------------------------------
Income before income taxes                            24,419          11,933           8,884          2,722           3,770
Income taxes (3)                                       9,574           5,214           3,730          1,152           1,063
                                              ---------------------------------------------------------------------------------
Income before cumulative
effect of changes in
accounting methods
                                                      14,845           6,719           5,154          1,570           2,707
Cumulative effect of
changes in accounting
methods(4)                                                                                           (2,754)
                                              ---------------------------------------------------------------------------------
Net income (loss)                                  $  14,845        $  6,719        $  5,154       $ (1,184)       $  2,707
                                              =================================================================================
Weighted average number of shares of
Common Stock outstanding (1)
                                                       4,969           3,573           3,565          3,513           3,535
Per share data: (1)
Income before
cumulative effect of
changes in accounting
methods                                                $2.99           $1.88           $1.45          $ .45           $ .77
Cumulative effect of
changes in accounting
methods (4)                                                                                           (.79)
                                              ---------------------------------------------------------------------------------
Net income (loss)                                      $2.99           $1.88           $1.45         $(.34)           $ .77
                                              =================================================================================

Cash dividends declared per share
                                                       $ .62           $ .84           $ .79         $ .74            $ .80

BALANCE SHEET DATA
Working capital                                 $     99,780    $     60,520    $     58,455     $   54,035      $   57,295
Long-term portion of notes receivable                 10,936           7,744          12,460          9,536           7,018
Total assets                                         210,856         121,726         111,169         98,461          98,536
Long-term debt                                        27,100          15,164          18,357         11,571          10,223
Shareholders' equity(4)                              136,103          79,776          75,462         73,067          78,188


(1) All share and per share data has been restated to reflect the reclassification of stock in 1995, as explained in the notes to the financial statements.

(2) During 1992, the Company took action to significantly restructure its overhead functions primarily in its foreign subsidiaries. Nonrecurring costs of statutorily required severance payments and other costs associated with the restructuring totaled $1,086,000 ($641,000 after tax).

(3) Income taxes for 1991 were reduced by the effects of eliminating income taxes provided in periods prior to December 31, 1990, which were no longer required.

(4) The cumulative effect of changes in accounting principles for the year ended December 31, 1992 represent the adoption, as of January 1, 1992, of (a) FASB No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," resulting in a $2,867,000 decrease in net income (net of income tax benefit of $1,683,000), and (b) FASB No. 109, "Accounting for Income Taxes," resulting in a $113,000 increase in net income.

ITEM 7.  -        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS



Results of Operations

   1995 Compared to 1994

Net Sales: Net sales for the year ended December 31, 1995, increased 53.9% to $180,586,000 from $117,336,000 in 1994. Sales in the domestic U.S. markets increased by $44,610,000 or 48.5%, reflecting positive economic conditions and continued strength in machine tool purchases by the auto industry. Net sales in the European markets increased by $13,076,000 or 106.1% with particular strength from the UK and French markets as the economies there continued to expand. In other worldwide marketplaces, sales increased by 42.9% led mainly by growth in shipments to Asia. The acquisition of L. Kellenberger & Co. AG ("Kellenberger") did not result in a material impact on the year's sales and net income figures as only their results for the month of December were included in the Company's 1995 results.

Unit volumes increased in substantially all of the Company's Computer Numerically Controlled (CNC) machine lines. Shipments of the Company's newly introduced vertical CNC lathes and vertical CNC machining centers exceeded beginning of the year expectations. Shipments to the automobile industry of those new models, as well as horizontal CNC lathes, contributed to increased sales during the year with sales to the U.S. manufacturers accounting for 21% of the Company's 1995 net sales compared to 4% in 1994.

Sales of non-machine products and services increased by 22.7% accounting for $63,205,000 or 35.0% of total net sales for the 1995 year compared to $51,507,000 or 43.9% of total sales for 1994. Sales in this product line increased in all of the Company's predominate geographical markets. The positive economic conditions in those areas contributed to increases in sales.

Gross Profit: Gross profit increased 50.0% to $60,611,000 in 1995, from $40,399,000 in 1994. This increase was primarily the result of increased unit volumes. Gross profit as a percentage of sales was 33.6% in 1995 compared to 34.4% in 1994. Sales in the lathe and other machine tool product group traditionally have generated lower gross margins than the non-machine products and services group. Therefore, overall gross margin as a percentage of sales is negatively affected when sales in the lathe and other machine tool product group account for a larger percentage of overall net sales. The 1995 gross profit percentage was also affected by production start up costs for the Company's new machine introductions. These negative impacts were partially offset by the ability to spread fixed overhead costs over a larger number of units sold. The decline of the dollar against the Japanese yen, particularly in the first half of 1995, did not have a significant impact on year to year comparisons of gross profit due to the Company's foreign currency arrangements and lower discounts given.

Selling, General, and Administrative Expenses: Selling, general and administrative ("SG&A") expenses decreased as a percent of net sales to 20.0% from 23.8% in 1994. This improvement indicates the success of the Company's cost control strategy of holding increases in this category to a minimum during periods of higher sales growth. Increases occurred primarily in the commission and other volume based expenditures, and advertising and show expenses where money was spent to promote new products.

Income from Operations: Income from operations increased 96.0% to $24,535,000 in 1995 from $12,517,000 in 1994. Income from operations as a percentage of net sales increased to 13.6% in 1995 from 10.7% in 1994.

Interest Expense: Interest expense in 1995 decreased by $110,000 from 1994. This resulted from a decrease in average outstanding debt due to the pay down of debt with the proceeds of the public offering in May, 1995. Additional borrowings to fund working capital growth partially offset this benefit.

Interest Income: Interest income increased $474,000 in 1995 from 1994 primarily due to interest earned on cash from the public offering temporarily placed in interest bearing accounts.

Gain on Sale of Assets: Results from 1995 include a gain of $326,000 (approximately $198,000 on an after-tax basis) on the sale of a branch office building in California. The Company now leases space in that area.

Income Taxes: The provision for income taxes as a percentage of income before income taxes was 39.2% for 1995 as compared to 43.7% for 1994. The 1995 consolidated tax rate was lower due to profits in the Company's Western European operations for which no tax provision was recorded because of tax credits available from net operating loss carryforwards which were fully utilized in 1995.

Net Income: Net income for 1995 was $14,845,000, an increase of $8,126,000, or 120.9% from 1994. Net income from operations in all geographic locations increased. The largest dollar increase occurred in domestic operations while Western European operations generated positive results after incurring losses in 1994.


1994 Compared to 1993


Net Sales: Net sales increased 19.2% to $117,336,000 in 1994 from $98,437,000 in 1993. Unit volumes increased in 1994 across the Company's entire line of products and, in particular, in its new Conquest(R) ST Swiss-style CNC lathe introduced in late 1993. This increase in sales volumes was largely related to improved general economic conditions and increased capital expenditures by the Company's industrial customers. The increase in net sales came primarily in the United States, where net sales increased 13.1% to $92,027,000 in 1994 from $81,338,000 in 1993. Net sales in Western Europe increased 41.8% to $12,329,000 in 1994 from $8,696,000 in 1993 with increased sales volumes in the United Kingdom more than offsetting continued depressed net sales in continental Western Europe. Net sales in the Company's other international markets increased 54.5% to $12,980,000 in 1994 from $8,403,000 in 1993 led by improved net sales in Eastern Asia and Canada.

Gross Profit: Gross Profit increased 14.5% to $40,399,000 in 1994, from $35,268,000 in 1993. This increase in gross profit primarily was a result of increased unit volume and selective price increases. Gross profit as a percent of net sales was 34.4% for 1994 compared to 35.8% in 1993. The gross profit percentage declined slightly as a result of price discounting of certain discontinued models of machine tools in Western Europe, a write-off of obsolete inventory in France resulting from changes in the Company's distribution strategies, competitive market conditions in Western Europe and the increase in the cost of electronic components due to the relative weakness of the U.S. dollar against the Japanese yen in 1994 compared to 1993. The decrease in gross margin was partially offset by an increase in unit volumes that distributed fixed costs over a greater number of units.

Selling, General and Administrative Expenses: SG&A expenses decreased as a percentage of sales to 23.8% in 1994 from 26.2% in 1993, largely as a result of the Company's strategy of controlling SG&A expenses in a period of sales growth. The dollar increase in SG&A expenses resulted from increased commissions and advertising and trade show expenses.

Income from Operations: Income from operations increased 32.3% to $12,517,000 in 1994 from $9,464,000 in 1993. Income from operations as a percentage of net sales increased to 10.7% in 1994 from 9.6% in 1993.

Interest Expense: Interest expense increased 10.1% to $1,479,000 in 1994 from $1,343,000 in 1993 due to an increase in average interest rates on the Company's outstanding borrowings from 1993 to 1994. Average monthly borrowing under such facilities remained fairly constant from 1993 to 1994.

Interest Income: Interest income, primarily consisting of interest on customer notes receivable, decreased 40.6% to $453,000 in 1994 from $763,000 in 1993, as a result of an increase in special financing packages offered to customers as sales incentives in 1994.

Income Taxes: The provision for income taxes was $5,214,000 in 1994 compared to $3,730,000 in 1993. The Company's tax rate increased to 43.7% of income in 1994 from 42.0% of income in 1993, primarily as a result of operating losses in Western Europe that the Company was unable to offset against income from prior years and provisions for U.S. taxes on a deemed distribution of earnings from a foreign subsidiary.

Net Income: Net income increased 30.4% to $6,719,000 in 1994 from $5,154,000 in 1993 as a result of the factors discussed above. Geographically, performance in North American operations showed significant improvements in profitability while Western European operations continued to generate losses despite the substantial sales increase, as overall unit volumes failed to reach levels sufficient to cover operating costs.


General

The following table sets forth the net sales by product line for the periods indicated:


                                                                          For the years ended
                                                                              December 31,
                                                                             (in thousands)
                                                           1995                    1994                    1993
                                                      ----------------------------------------------------------------
Lathes and other machine tool
equipment                                             $ 117,381                   $ 65,829            $  54,112

Non-machine products and
services                                                 63,205                     51,507               44,325

                                                      ----------------------------------------------------------------

Total                                                 $ 180,586                  $ 117,336            $  98,437
                                                      ================================================================


Liquidity and Capital Resources: At the annual meeting on May 16, 1995, shareholders approved amendments to the Company's Certificate of Incorporation
(a) authorizing a new class of Preferred Stock consisting of 2,000,000 shares;
(b) authorizing a reclassification of its Common Stock pursuant to which each former Class A common share was converted into 2.00 shares of a new single class of Common Stock and each former Class B common share was converted into
2.05 shares of a new single class of Common Stock; (c) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $.0.01 per share. All prior year number of shares outstanding and earnings per share numbers in this report have been restated to reflect the conversion.

On June 2, 1995, the Company received proceeds from the public offering and sale of 2,250,000 shares of common stock. Together with the underwriters' over-allotment option exercised at the end of June for 290,000 additional shares, the Company raised a net $43,584,000 from the offering. A portion of the net proceeds of the offering were used to pay down debt existing at that time. The remainder of the funds have been used to finance expenditures on the expansion of the Company's Elmira manufacturing facility and to fund growth in working capital.

On November 29, 1995, the Company completed the acquisition of 100% of the outstanding stock of Kellenberger for $19,232,000 in cash, including acquisition expenses. Approximately $1,800,000 of the purchase price was placed in an escrow account to cover potential purchase price adjustments. The acquisition was funded at that time using the Company's revolving loan agreement. The Company anticipates refinancing the purchase price using longer term financing during the first quarter of 1996.

The acquisition was accounted for as a purchase and December results of operations of Kellenberger have been included in the consolidated financial statements of the Company. The purchase price was allocated among the assets and liabilities based on the estimated fair values of assets and liabilities as of the date of acquisition. No goodwill was recorded because the fair value of Kellenberger's assets exceeded the purchase price.

The Company's current ratio at December 31, 1995 was 3.47:1 compared to 3.92:1 at December 31, 1994. Current assets increased by $58,889,000 during 1995, with inventory increasing by $34,270,000 and accounts receivable increasing by $20,858,000. The Kellenberger acquisition resulted in a $11,731,000 increase in inventory. The remainder of the increase results from the Company's purchasing of materials to increase production of new products and to meet customer delivery requirements. Accounts receivable increased during the year primarily due to the high level of sales at the end of the quarter and $7,675,000 of the increase results from accounts receivable acquired in the Kellenberger transaction.

Current liabilities increased by $19,629,000, primarily due to increases in accounts payable reflecting the higher level of business activity and the increase in notes payable which resulted from the addition of approximately $7,504,000 of current debt of Kellenberger.

Operating activities used $9,409,000 of cash in 1995, while operating activities in 1994 generated $11,290,000 of cash. Operating activities used cash in the 1995 period, notwithstanding the Company's improved net income, primarily because of the increases in accounts receivable and inventory. Operating activities in 1994 provided cash, primarily because working capital requirements remained flat during the period. In its investing and financing activities, the Company has required cash for capital expenditures, the acquisition of Kellenberger, and dividend payments.

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

In order to reduce debt and finance current operations, the Company periodically sells a substantial portion of its underlying customer notes receivable to various financial institutions. In 1995, the Company sold $12,955,000 of customer notes compared to $30,000,000 sold during 1994 reflecting the decrease in notes available for sales as the number of shipments financed through the Company's program have decreased in 1995 compared to 1994. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. The amount of long-term customer notes receivable held by the Company increased to $10,936,000 at December 31, 1995 from $7,744,000 at December 31, 1994.

In April 1995, the Company began construction of three additions to its manufacturing facility, which, when completed and fully operational, will increase its machine making capacity by approximately 25%. Construction of the building is expected to be completed by early 1996 and the equipment portion of the project is expected to be fully productive by mid-year 1996. The Company estimates that the cost of these additions, together with the necessary machinery and equipment, will be approximately $15,000,000. As of December 31, 1995, approximately $13,000,000 of this amount has been expended.

Excluding property, plant and equipment acquired with the purchase of Kellenberger, total capital expenditures in 1995 were $17,703,000. In addition to the expenditures on the manufacturing expansion project, capital expenditures were primarily made to improve operating efficiencies at the Elmira manufacturing facility. Property, plant and equipment acquired in the Kellenberger transaction total approximately $16,530,000.

The Board of Directors past practice had been to pay five dividends in respect of each year - four quarterly dividends during the year and a fifth "extra" dividend in January of the following year. The Board communicated to its shareholders in the second quarter of 1995 its present intent to discontinue the payment of a fifth dividend. The Company paid total dividends of $3,993,000 during 1995. At its meeting in October, 1995, the Board increased the quarterly dividend to $.17 per share, representing a 13.3% increase from the previous regular quarterly dividend rate of $.15 per share.

The Company has a revolving loan agreement with three banks providing for borrowing up to $30,000,000 on a revolving basis through August 1, 1997. At that time, the outstanding amounts convert to a term loan payable quarterly over four years through 2001. As of December 31, 1995, total borrowings under the agreement were $25,671,000, which includes borrowings to fund the Kellenberger acquisition.

In December, 1995, the Company negotiated an unsecured $10,000,000 line of credit with a bank which expires in June, 1996, or when long-term financing of the acquisition price of Kellenberger is in place, whichever is earlier. There are no commitment fees associated with this line and there were no borrowings on this line at December 31, 1995.

The Company's Kellenberger subsidiary maintains lines of credit with commercial banks that permit borrowings in Swiss francs equivalent to approximately $10,000,000, secured by the land and buildings of Kellenberger. As of December 31, 1995, total borrowing under these lines were $7,504,000.

These facilities, along with a $5,000,000 unsecured short term line with another bank, provide for immediate access of up to $55,000,000 at December 31, 1995. Outstanding borrowings under these arrangements totaled $36,175,000 at that time.

The Company currently intends to use its improved financial condition to seek growth opportunities in new products, international markets, and strategic acquisitions. Management believes that the currently available funds and credit facilities, agreements currently in negotiation, and internally generated funds, will provide sufficient financial resources for its ongoing operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARDINGE INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

December 31, 1995





Audited Consolidated Financial Statements

Report of Independent Auditors                          20
Consolidated Balance Sheets                             21
Consolidated Statements of Income                       23
Consolidated Statements of Shareholders' Equity         24
Consolidated Statements of Cash Flows                   25
Notes to Consolidated Financial Statements              26


All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                       Report of Independent Auditors



Board of Directors
Hardinge Inc.

We have audited the accompanying consolidated balance sheets of Hardinge Inc. (formerly Hardinge Brothers, Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                         /s/ ERNST & YOUNG LLP
                                             Ernst & Young LLP



Syracuse, New York
January 26, 1996

                         HARDINGE INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In Thousands)




                                                        December 31
                                                       1995            1994
                                               --------------------------------

Assets
Current assets:
    Cash                                        $      5,120     $      3,783
    Accounts receivable                               41,095           20,237
    Notes receivable                                   5,053            4,935
    Inventories  (Note 1)                             84,968           50,698
    Deferred income taxes (Note 3)                     2,585              981
    Prepaid expenses                                   1,332              630
                                               --------------------------------
Total current assets                                 140,153           81,264


Property, plant and equipment:
    Land and buildings                                38,653           20,695
    Machinery, equipment and fixtures                 66,676           52,132
    Office furniture, equipment and vehicles           3,991            3,251
                                               --------------------------------
                                                     109,320           76,078
    Less accumulated depreciation                     49,716           45,812
                                               --------------------------------
                                                      59,604           30,266


Other assets:
    Notes receivable                                  10,936            7,744
    Deferred income taxes (Note 3)                                      1,439
    Other                                                163            1,013
                                               --------------------------------
                                                      11,099           10,196


                                               --------------------------------

Total assets                                     $   210,856     $    121,726
                                               ================================


                                                                             December 31
                                                                         1995            1994
                                                                   ---------------------------------

Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                 $     18,409     $      9,415
    Notes payable to bank                                                  10,504            3,500
    Accrued expenses                                                        9,297            4,571
    Accrued pension plan expense                                              126              339
    Dividends payable                                                                          959
    Accrued income taxes                                                    1,323            1,246
    Current portion of long-term debt (Note 2)                                714              714
                                                                   ---------------------------------
Total current liabilities                                                  40,373           20,744


Other liabilities:
    Long-term debt (Note 2)                                                27,100           15,164
    Employee benefit obligation (Note 6)                                                       150
    Accrued pension plan expense                                            1,087            1,055
    Deferred income taxes (Note 3)                                          1,200
    Accrued postretirement benefits (Note 6)                                4,993            4,837
                                                                   ---------------------------------
                                                                           34,380           21,206

Shareholders' equity (Notes 4 and 6):
    Preferred stock, Series A, par value $.01 per share;
       authorized 2,000,000; issued - none
    Common stocks, $5 par value:
       Class A:
          Authorized shares - 3,000,000
          Issued shares - 975,912                                                            4,880
       Class B:
          Authorized shares - 3,000,000
          Issued shares - 912,910                                                            4,564
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued shares - 6,458,703                                               65
    Additional paid-in capital                                             56,323              655
    Retained earnings                                                      86,666           74,853
    Treasury shares                                                        (2,599)            (361)
    Cumulative foreign currency translation adjustment                     (1,728)          (1,874)
    Deferred employee benefits (Note 6)                                    (2,624)          (2,941)
                                                                   ---------------------------------
Total shareholders' equity                                                136,103           79,776

                                                                   ---------------------------------

Total liabilities and shareholders' equity                           $    210,856     $    121,726
                                                                   =================================


See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                      (In Thousands Except Per Share Data)


                                                                      Year ended December 31
                                                               1995             1994            1993
                                                          ------------------------------------------------

Net sales                                                   $    180,586    $    117,336     $   98,437

Cost of sales                                                    119,975          76,937         63,169
                                                          ------------------------------------------------
Gross profit                                                      60,611          40,399         35,268

Selling, general and administrative expenses                      36,076          27,882         25,804
                                                          ------------------------------------------------
Income from operations                                            24,535          12,517          9,464

Interest expense                                                   1,369           1,479          1,343
Interest (income)                                                   (927)           (453)          (763)
(Gain) on sale of assets                                            (326)           (442)
                                                          ------------------------------------------------
Income before income taxes                                        24,419          11,933          8,884

Income taxes (Note 3)                                              9,574           5,214          3,730
                                                          ------------------------------------------------

Net income                                                  $     14,845    $      6,719     $    5,154
                                                          ================================================

Weighted average number of common shares
    outstanding                                                    4,969           3,573          3,565
                                                          ================================================

Per share data:

    Net income per share                                          $ 2.99          $ 1.88          $ 1.45
                                                          ================================================

    Cash dividends declared per share                             $  .62          $  .84          $  .79
                                                          ================================================


See accompanying notes.

                        HARDINGE INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                (In Thousands)

                                                                                         Cumulative
                                                                                         Foreign
                                            Additional                                   Currency       Deferred       Total
                                  Common    Paid-in        Retailed       Treasury       Translation    Employee       Shareholders'
                                  Stock     Capital        Earnings       Shares         Adjustment     Benefits       Equity
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1992      $9,444    $  533         $68,935        $(1,649)       $(1,590)       $(2,606)       $ 73,067

Net income                                                   5,154                                                        5,154
Dividends declared                                          (2,883)                                                      (2,883)
Foreign currency translation
  adjustment                                                                                (276)                          (276)
Amortization (long-term
  incentive plan)                                                                                           614             614
Shares awarded pursuant to
  long-term incentive plan                      80                          1,504                        (1,584)              -
Payment on ESOP loan                                                                                        200             200
Net purchase of treasury
  stock                                          6                           (420)                                         (414)
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1993       9,444       619          71,206           (565)         (1,866)       (3,376)         75,462

Net income                                                   6,719                                                        6,719
Dividends declared                                          (3,072)                                                      (3,072)
Foreign currency translation
  adjustment                                                                                   (8)                           (8)
Amortization (long-term
  incentive plan)                                                                                           810             810
Shares awarded pursuant to
  long-term incentive plan                      36                            550                          (575)             11
Payment on ESOP loan                                                                                        200             200
Net purchase of treasury
  stock                                                                      (346)                                         (346)
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1994       9,444       655          74,853           (361)          (1,874)      (2,941)         79,776

Net income                                                  14,845                                                       14,845
Dividends declared                                          (3,032)                                                      (3,032)
Foreign currency translation
  adjustment                                                                                   146                          146
Reclassification Class A and
  B to new common stock and
  change in par value from
  $5.00 to $.01                   (9,405)    9,405
Issuance of 2,540,000 common
  shares in public offering           25    43,559                                                                       43,584
Issuance of 95,500 shares for
  long-term incentive plan             1     1,377                                                       (1,378)              -
Stock bonuses awarded                          518                            502                                         1,020
Amortization (long-term
  incentive plan)                                                                                         1,345           1,345
Tax benefit from long-term
  incentive plan                               802                                                                          802
Payment on ESOP loan                                                                                        350             350
Net purchase of treasury
  stock                                          7                         (2,740)                                       (2,733)
                                 ---------------------------------------------------------------------------------------------------
Balance at December 31, 1995      $   65    $56,323       $86,666         $(2,599)        $(1,728)      $(2,624)       $136,103
                                 ===================================================================================================

See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                 Year ended December 31
                                                           1995            1994           1993
                                                      ----------------------------------------------
Operating activities
Net income                                              $   14,845      $    6,719     $    5,154
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
       Depreciation and amortization                         5,952           4,354          3,939
       Provision for deferred income taxes                    (642)           (786)           (40)
       (Gain) on sale of assets                               (326)           (442)           (44)
       Foreign currency transaction loss (gain)                267            (147)            68
       Changes in operating assets and liabilities:
          Accounts receivable                              (14,114)         (4,340)        (1,659)
          Notes receivable                                  (3,255)          5,467         (3,892)
          Inventories                                      (21,248)         (6,249)        (6,364)
          Other assets                                       1,060             109         (1,014)
          Accounts payable                                   7,240           2,603          2,824
          Accrued expenses                                     657           3,922            680
          Accrued postretirement benefits                      155              80            107
                                                      ----------------------------------------------
Net cash (used in) provided by operating activities         (9,409)         11,290           (241)

Investing activities
Capital expenditures--net                                  (17,703)         (8,046)        (3,873)
Proceeds from sale of assets                                   510             864            274
Acquisition of L. Kellenberger & Co. AG, net of
    cash acquired                                          (19,232)
                                                      ----------------------------------------------
Net cash (used in) investing activities                    (36,425)         (7,182)        (3,599)

Financing activities
(Decrease) increase in short-term notes payable
    to bank                                                 (2,730)          2,791            (43)
Increase (decrease) in long-term debt                       11,936          (3,193)         6,786
(Purchase) of treasury stock, net of stock bonus            (1,713)           (346)          (420)
Dividends paid                                              (3,993)         (2,864)        (2,676)
Proceeds from stock offering                                43,584
                                                      ----------------------------------------------
Net cash provided by (used in) financing activities         47,084          (3,612)         3,647

Effect of exchange rate changes on cash                         87             (67)          (118)
                                                      ----------------------------------------------
Net increase (decrease) in cash                              1,337             429           (311)

Cash at beginning of year                                    3,783           3,354          3,665
                                                      ----------------------------------------------

Cash at end of year                                     $    5,120      $    3,783     $    3,354
                                                      ==============================================



See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1995


1. Significant Accounting Policies

Nature of Business

Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes and related tooling and accessories. Sales are principally in the United States and Western Europe. Sales are also made to customers in Canada, China, Mexico, Japan, Australia, and other foreign countries. A substantial portion of the Company's sales are to small and medium
- sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly served by the Company include automotive, medical equipment, aerospace and electronics, as well as defense, recreational equipment, farm equipment, construction equipment, energy and transportation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property, Plant and Equipment

Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $4,538,000, $3,388,000 and $3,250,000 for 1995, 1994 and 1993, respectively.

Income Taxes

The Company accounts for income taxes using the liability method according to Financial Accounting Standards Board Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Foreign Currency Translation

In accordance with Financial Accounting Standards Board Statement No. 52, all balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement items are translated at an average exchange rate for the year. The gain or loss resulting from translating subsidiary financial statements is recorded as a separate component of shareholders' equity. Transaction gains and losses are recorded in operations.

                         HARDINGE INC. AND SUBSIDIARIES

1. Significant Accounting Policies (continued)

Income Per Share

Income per share is computed using the weighted average number of shares of common stock outstanding during the year including common stock equivalents related to restricted stock. The number of shares outstanding has been adjusted to reflect the stock transactions as explained in Note 4 to the financial statements.

Research and Development Costs

The cost of research and development, all of which has been charged to operations, amounted to $5,713,000, $5,218,000 and $4,216,000 in 1995, 1994 and
1993, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

                                                      December 31,
                                                  1995            1994
                                             -------------------------------
                                                     (in thousands)

    Finished products                          $   29,231      $   20,024
    Work-in-process                                29,083          19,439
    Raw materials and purchased components         26,654          11,235
                                             -------------------------------

                                               $   84,968      $   50,698
                                             ===============================

Stock Based Compensation

The Company grants restricted shares of common stock to certain officers and other key managers. The Company accounts for restricted share grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (see Note 6).

2. Financing Arrangements

Long-term debt consists of:

                                                            December 31
                                                       1995            1994
                                                 -------------------------------
                                                          (in thousands)
    Note payable, due in annual installments
    of $714,000 commencing August 29,
    1992 through 1998, with interest
    payable quarterly at 9.38%                    $    2,143      $    2,857

    Note payable, due December 11, 1995,
    with interest payable semi-annually at 9.52%                       5,000

    Note payable, due under revolving
    loan agreement, with interest at
    4.11% as of December 31, 1995                     25,671           8,021
                                                 -------------------------------
                                                      27,814          15,878
    Less current portion                                 714             714
                                                 -------------------------------

                                                  $   27,100      $   15,164
                                                 ===============================

                         HARDINGE INC. AND SUBSIDIARIES

2. Financing Arrangements (continued)

In 1994, the Company entered into an unsecured credit arrangement with three banks which provides for borrowing in several currencies up to the equivalent of $30,000,000 on a revolving loan basis through August 1, 1997. The credit agreement provides for repayment of the outstanding principal beginning September 30, 1997 in 16 consecutive quarterly installments in amounts equal to 6.25% of the outstanding balance. Interest charged on the debt is based on the Company's choice of one, two, three, or six-month London Interbank Offered Rates (LIBOR) plus a fixed percent. A commitment fee of 3/8 of 1% is payable on the unused portion of the facility. At December 31, 1995 approximately $1,600,000 of the borrowing was denominated in British pound sterling and $18,000,000 was denominated in Swiss francs.

The revolving credit note and the note due in 1995 have been classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding either through the existing credit facility or new borrowing arrangements.

The Company also has a $5,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. As of December 31, 1995, the $3,000,000 borrowed on this line carries an interest rate of 6.29%. The agreement is negotiated yearly and does not require any commitment fee.

In December 1995, the Company negotiated an unsecured $10,000,000 line of credit with a bank which expires in June 1996, or when long-term financing of the acquisition price of Kellenberger (see Note 8) is in place, whichever is earlier. There are no commitment fees associated with this line. There were no borrowings under this line at December 31, 1995.

The Company's Kellenberger subsidiary maintains lines of credit with commercial banks that permit borrowings in Swiss francs equivalent to approximately $10,000,000. These lines provide for interest at a fixed percentage over LIBOR and carry no commitment fees on unused funds. At December 31, 1995, total borrowings under these lines were $7,504,000 with an average interest rate of 3.51%. The borrowings are secured by the land and buildings of Kellenberger with a net book value of $11,294,000 at December 31, 1995 and terms are negotiated on a yearly basis.

The debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital and indebtedness. Interest paid in 1995, 1994, and 1993 totaled $1,416,000, $1,477,000 and
$1,340,000, respectively.

The Company conducts some of its sales and service operations from leased office space with lease terms up to 15 years and uses certain data processing equipment under lease agreements expiring at various dates during the next four years. Rent expense under these leases totaled $1,192,000, $1,290,000, and $1,390,000 during the years ended December 31, 1995, 1994, and 1993, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1995 total $2,824,000, with payments over the next five years of $1,067,000, $927,000, $545,000, $113,000, and $95,000, respectively.

The Company has provided financing terms of up to seven years for qualified customers who buy equipment. The Company may choose, when appropriate, to sell underlying notes receivable contracts to financial institutions to reduce debt and finance current operations. During 1995, 1994, and 1993, the Company sold notes totaling $12,955,000, $30,000,000, and $19,800,000, respectively. The remaining outstanding balance of all notes sold as of December 31, 1995 and 1994 was

                         HARDINGE INC. AND SUBSIDIARIES

2. Financing Arrangements (continued)

$44,220,000 and $45,320,000, respectively. Gains and losses from the sales of notes receivable have not been material. Recourse against the Company from default of any of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes.

3. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1995 and 1994, the Company had state investment tax credits expiring at various dates through the year 2005, and foreign tax credit carryforwards expiring in 2000 for which no benefit has been recognized in the financial statements. At December 31, 1994, the Company had foreign net operating loss carryforwards for which no benefit was recognized in the financial statements at that time. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           1995          1994
                                                     ---------------------------
                                                           (in thousands)
     Deferred tax assets:
         Federal and state tax credit carryforwards    $   3,507     $  1,910
         Foreign net operating loss carryforwards          1,542          425
         Postretirement benefits                           1,852        1,792
         Inventory valuation                                 265          872
         Deferred employee benefits                          742          754
         Accrued pension                                     437          425
         Other                                               634          499
                                                     ---------------------------
                                                           8,979        6,677
         Less valuation allowance                          3,507        2,335
                                                     ---------------------------
            Total deferred tax assets                      5,472        4,342

     Deferred tax liabilities:
         Tax over book depreciation                        3,512        1,361
         Margin on installment sales                         126          230
         Other                                               449          331
                                                     ---------------------------
         Total deferred tax liabilities                    4,087        1,922
                                                     ---------------------------

         Net deferred tax assets                       $   1,385     $  2,420
                                                     ===========================

Pretax income (loss) was $21,554,000, $11,709,000, and $9,233,000 from domestic operations and $2,865,000, $224,000, and $(349,000) from foreign operations for 1995, 1994, and 1993, respectively.

Significant   components  of  income  tax  expense  (benefit)  attributable  to continuing operations are as follows:

                                         1995           1994          1993
                                    -------------------------------------------
                                                  (in thousands)
    Current:
        Federal                       $   7,885     $  4,812       $  3,208
        Foreign                           1,117          414            (87)
        State                             1,214          782            650
                                    -------------------------------------------
        Total current                    10,216        6,008          3,771
                                    -------------------------------------------

                         HARDINGE INC. AND SUBSIDIARIES

3. Income Taxes (continued)

                                       1995           1994          1993
                                    -------------------------------------------
                                                 (in thousands)
    Deferred:
        Federal                      $    (484)    $   (739)      $   (204)
        Foreign                           (104)          53            163
        State                              (54)        (108)             -
                                    -------------------------------------------
        Total deferred                    (642)        (794)           (41)
                                    -------------------------------------------

                                     $   9,574     $  5,214       $  3,730
                                    ===========================================

Income tax payments totaled $9,009,000, $4,642,000, and $3,629,000 in 1995,
1994 and 1993, respectively.

The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the consolidated statements of income.


                                                                    1995        1994        1993
                                                                 -----------------------------------

    Federal income taxes                                             34.0%       34.0%       34.0%
    Tax differential on operations of foreign subsidiaries             .2         3.3         2.2
    State income taxes                                                3.1         3.7         5.0
    Other                                                             1.9         2.7          .8
                                                                 -----------------------------------
                                                                     39.2%       43.7%       42.0%
                                                                 ===================================

As a result of changes in U.S. tax law effective in 1994, earnings of a foreign subsidiary were deemed distributed and U.S. federal taxes of $260,000 were provided. The remaining undistributed earnings of the foreign subsidiaries, which amounted to approximately $9,598,000 at December 31, 1995, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

4. Shareholders' Equity

Treasury Shares

The number of shares of common stock in treasury were 108,766, 33,232 and 48,746 at December 31, 1995, 1994 and 1993, respectively.

Stock Reclassification

At the annual meeting on May 16, 1995, shareholders approved amendments to the Company's Certificate of Incorporation (a) converting each Class A common share into 2.00 shares of a new single class of Common Stock, representing a 2-for-1 stock split and each Class B common share into 2.05 shares of the new single class of Common Stock, representing a 2.05-for-1 stock split; (b) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $0.01 per share; and (c) authorizing a new class of Preferred Stock consisting of 2,000,000 shares.

                         HARDINGE INC. AND SUBSIDIARIES

4. Shareholders' Equity (continued)

All share and per share data appearing in the financial statements and notes thereto have been restated giving effect to the amendments discussed above.

Public Offering

In June 1995, the Company issued 2,540,000 shares of its common stock at $19.00 per share in a public common stock offering. Proceeds of the offering, net of commissions and expenses, were $43,584,000. The proceeds were used to reduce the Company's debt, fund building expansion, and fund working capital growth.

Preferred Stock Purchase Rights

Pursuant to the Shareholder Rights Plan adopted at the Annual Meeting in 1995, each outstanding share of the Company's common stock carries with it the right to purchase shares of Series A Preferred Stock. Each Right entitles the holder of the Right to purchase one one-hundredth of a share of Series A Preferred Stock (a "Unit") at a purchase price of $80.00 per Unit. The Rights will become exercisable ten business days after any person or group becomes the beneficial owner of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would, if successful, own 30% or more of the Common Stock. The Rights, which will expire ten years from the date of issuance, may be redeemed by the Board of Directors, at $.01 per Right, at any time prior to the expiration of ten business days after the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 20% or more of the outstanding Common Stock.

5. Industry Segment and Foreign Operations

The Company operates in one business segment - industrial machine tools. Domestic and foreign operations consist of:


                                                  Year Ended December 31
                                          1995            1994             1993
                                     -------------------------------------------------
                                                      (in thousands)
    Sales:
        Gross sales:
           United States               $    168,679    $    110,942    $     94,268
           Western Europe                    25,739          12,346           8,715
           Other                             18,544          12,980           8,403
                                       -------------------------------------------------
    Total                                   212,962         136,268         111,386
        Less interarea transfers:
           United States                     32,042          18,915          12,930
           Western Europe                       334              17              19
                                     -------------------------------------------------
    Total                                    32,376          18,932          12,949
        Net sales:
           United States                    136,637          92,027          81,338
           Western Europe                    25,405          12,329           8,696
           Other                             18,544          12,980           8,403
                                    -------------------------------------------------
    Total net sales                    $    180,586    $    117,336    $     98,437
                                     =================================================

    Operating income (loss):
        United States                  $     20,998    $     12,220    $      9,192
        Western Europe                        1,502            (875)           (617)
        Other                                 2,361           1,614             889
                                     -------------------------------------------------
    Total operating income             $     24,861    $     12,959    $      9,464
                                     =================================================

                         HARDINGE INC. AND SUBSIDIARIES

5. Industry Segment and Foreign Operations (continued)
                                            Year Ended December 31
                                    1995            1994             1993
                               -------------------------------------------------
                                                (in thousands)
    Net income (loss):
        United States            $     12,418    $      6,884    $      5,148
        Western Europe                  1,247          (1,039)           (596)
        Other                           1,180             874             602
                               -------------------------------------------------
    Total net income             $     14,845    $      6,719    $      5,154
                               =================================================

    Identifiable assets:
        United States            $    155,007    $    106,606    $     97,816
        Western Europe                 43,214           7,256           7,348
        Other                          12,635           7,864           6,005
                               -------------------------------------------------
    Total identifiable assets    $    210,856    $    121,726    $    111,169
                               =================================================

Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales. Operating income excludes interest income and interest expense directly attributable to the related operations. The operating loss in Western Europe in 1994 includes a $540,000 charge for the write off of inventory that became obsolete when the Company changed its distribution strategies there.

In 1995, sales to one customer in the automotive industry represented approximately 17% of consolidated sales.

6. Employee Benefits

Pension Plan

The Company provides a non-contributory defined benefit pension plan covering all eligible domestic employees. The related benefits are generally based on years of service and a percentage of the employee's average annual compensation. The Company's practice is to fund all pension costs accrued and to contribute annually amounts within the range allowed by the Internal Revenue Service.

A summary of the components of net periodic pension cost is presented below.

                                                                 Year Ended December 31
                                                           1995           1994            1993
                                                      ----------------------------------------------
                                                                     (in thousands)
    Service costs--benefits earned during the year      $     962      $   1,126       $   1,054
    Interest costs on projected benefit obligation          3,186          3,055           2,844
    Actual return on plan assets                           (9,753)        (1,538)         (3,439)
    Net amortization and deferral                           5,763         (2,065)           (103)
                                                      ----------------------------------------------
    Net pension costs                                   $     158      $     578       $     356
                                                      ==============================================

Actuarial assumptions used to determine pension costs include a discount rate of 7.75% at December 31, 1995 (8.75% and 7.75% as of December 31, 1994 and 1993, respectively), expected long-term rate of return on assets of 9% for all three years, and expected rate of increase in compensation levels of 5% for all three years. Transition amounts, unrecognized prior service costs and unrecognized gains or losses are amortized on a straight line basis over the future working lifetime of those expected to receive benefits under the plan. The decrease in the discount rate in 1995 increased the projected benefit obligation at the end of the year by approximately $5,000,000.

                         HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)

A summary of the Plan's funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

                                                                        1995            1994
                                                                  ---------------------------------
                                                                           (in thousands)

    Plan assets at fair value                                       $   50,496       $   42,888
    Projected benefit obligation for services rendered
        to date                                                        (45,372)         (37,570)
                                                                  ---------------------------------
    Plan assets in excess of projected benefit obligation                5,124            5,318
    Unrecognized net (gain)                                             (7,436)          (7,901)
    Unrecognized net (asset) from transition                            (2,265)          (2,439)
    Unrecognized prior service costs resulting from
        Plan amendment                                                   3,364            3,628
                                                                  ---------------------------------
      Net pension (liability) recognized in the balance sheets      $   (1,213)      $   (1,394)
                                                                  =================================

The portion of the projected benefit obligation representing the accumulated benefit obligation for the pension plan was $41,097,000 and $35,102,000 at the end of 1995 and 1994, respectively. The vested benefit obligation included in those numbers was $35,909,000 and $30,595,000 at the end of 1995 and 1994, respectively.

Pension plan assets include 165,924 shares of the Company's common stock valued at approximately $4,314,000 and $2,364,000 at December 31, 1995 and 1994,
respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

Postretirement Plans Other Than Pensions

The Company provides a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of the Company's management. Retiree contributions are adjusted annually and contain other cost-sharing features such as deductibles and coinsurance, all of which varies according to the retiree's date of retirement. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to limit its contributions to 125% of the average aggregate 1993 claim cost. The Company also provides a non-contributory life insurance plan to retirees. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

The Company accounts for other postretirement benefit costs in accordance with Financial Accounting Standards Board Statement No. 106. A summary of the components of net periodic other postretirement benefit costs relating to the plan is presented below.

                                                           1995       1994       1993
                                                         ---------------------------------
                                                                  (in thousands)

    Service cost--benefits earned during the year          $   78     $   97     $  103
    Interest costs on projected benefit obligations           451        435        392
    Amortization of actuarial losses                            -         27          -
                                                         ---------------------------------

    Amount recorded in operations                          $  529     $  559     $  495
                                                         =================================

                         HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)

Actuarial assumptions used to determine the liability for postretirement plans other than pensions included a discount rate of 7.25%, 8.75% and 7.75% at December 31, 1995, 1994 and 1993, respectively. The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) was assumed to be 12% for 1995, and is assumed to decrease gradually to 6% by the year 2005 and remain at that level thereafter.

The health care cost trend rate assumption does not have a significant effect on the amounts reported due to the 125% cap on the Company's portion of the medical plan claims. A one percentage point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by only $119,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1995 by $15,000.

The Company has not prefunded any of its postretirement health and life insurance liabilities and, consequently, there are no expected returns on assets anticipated in the calculation of expense.

A schedule reconciling the accumulated benefit obligation with the Company's recorded liability follows:


                                                               1995            1994
                                                         ---------------------------------

    Accumulated postretirement benefit obligation:
        Current retirees                                   $   (3,145)      $   (2,988)
        Fully eligible active participants                     (1,877)          (1,345)
        Other active participants                              (1,389)          (1,024)
                                                         ---------------------------------
             Total                                             (6,411)          (5,357)

    Unrecognized losses                                         1,418              520
                                                         ---------------------------------
    Accrued postretirement benefit recognized in
        balance sheet                                      $   (4,993)      $   (4,837)
                                                         =================================

Group Health Plan

The Company has a contributory group benefit plan which provides medical and dental benefits to all of its domestic employees.

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan. The Plan covers substantially all domestic employees of the Company subject to minimum employment period requirements. The approved Plan required establishment of an employee stock ownership trust, which borrowed from a bank to purchase the Company's common stock. The Company thereby effectively obligated itself to contribute to the employee trust sufficient amounts to allow the trust to repay the loan and related interest installments. During 1995, the Company made contributions to the trust sufficient to allow payment of the remainder of the loan. The balance of the loan at December 31, 1994 was $350,000. Contributions, including dividends, to the trust for the year ended December 31, 1995, 1994 and 1993 totaled $372,000, $240,000 and $257,000, respectively. The interest portion of those contributions was $22,000, $40,000 and $57,000, respectively. Approximately $29,000, $41,000 and $53,000 of dividends on shares owned by the ESOP were used to service debt requirements in 1995, 1994 and 1993, respectively.

                         HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)

401(k) Plan

The Company also maintains a 401(k) Savings Plan for its domestic employees. Provisions of the Plan allow employees to defer from 1% to 15% of their pre-tax salary to the Plan. Those contributions may be invested at the option of the employees in either fixed income securities or Hardinge Inc. common stock. The Plan was amended effective January 1, 1996 to expand investment options. Also, beginning in 1996, the Company will contribute to the Plan based upon a matching formula applied to employee contributions.

Long-Term Incentive Plans

In 1993, the Board of Directors established an Incentive Stock Plan to assist in attracting and retaining key employees. The Plan allows the Board to grant restricted stock and performance share awards up to an aggregate of 405,000 shares of common stock to these employees.

During 1995, certain officers and other key managers were awarded a total of 95,500 restricted shares of common stock. During 1994 and 1993, shares of restricted common stock were awarded totaling 46,750 and 134,750, respectively. Restrictions on 177,750 shares of common stock from this Plan and a similar 1988 plan were released during 1995.

As of December 31, 1995, a total of 324,300 restricted shares of common stock were outstanding under the two plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from four to eight years from date of grant.

Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $1,377,500, $575,000 and $1,584,000 in 1995, 1994 and 1993, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 1995, 1994 and 1993, totaled $2,624,000, $2,591,000 and $2,826,000, respectively, and is included along with Employee Stock Ownership Benefits as a reduction of shareholders' equity.

Foreign Operations

The Company also has employees in certain foreign countries that are covered by defined benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

7. Financial Instruments

At December 31, 1995 and 1994, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amount of debt under the revolving loan agreement classified as long-term debt approximates fair value as the underlying instrument is comprised of notes that are repriced on a short-term basis.

The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed

                         HARDINGE INC. AND SUBSIDIARIES

7. Financial Instruments (continued)

percentage over U.S. Treasury notes). At December 31, 1995 and 1994, the carrying value of these notes approximated the fair value.

The fair value of other long term debt was determined based on rates obtained from financial institutions on funds available for terms approximating the remaining term of that debt. At December 31, 1995, the fair value of that debt with carrying value of $2,143,000 was $2,223,000.

The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and intercompany cash transactions. These contracts generally involve the exchange of one currency for another at some future date. At December 31, 1995, the Company had a notional principal amount of approximately $1,931,000 in contracts to purchase currency in the future from major commercial banks. The carrying value at December 31, 1995, which approximated fair value based on exchange rates as of that date, was not significant.

Concentration of Credit Risk

The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company offers financing terms of up to seven years for its customers in the United States and Canada and files a lien against the equipment purchased under those terms. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 1995, 18% of the accounts receivable were from the three major U.S. automobile manufacturers, with receivables from one representing 14% of the consolidated accounts receivable. As of December 31, 1994, the total amount of receivables from any one specific industry was not significant.

8. Acquisition

On November 29, 1995, the Company completed the acquisition of 100% of the outstanding stock of L. Kellenberger & Co. AG and subsidiary, a St. Gallen, Switzerland based manufacturer of grinding machines ("Kellenberger"). The Company paid $19,232,000 including acquisition expenses. In connection with the acquisition, approximately $1,800,000 was placed in an escrow account to cover potential purchase price adjustments. The acquisition cost was funded using the Company's revolving loan agreement and the Company anticipates refinancing this amount using longer term financing during the first quarter of 1996.

The acquisition has been accounted for as a purchase and December results of operations of Kellenberger have been included in the consolidated financial statements of the Company. The purchase price was allocated based on the estimated fair values of assets and liabilities as of the date of acquisition resulting in no goodwill.

On the basis of an unaudited proforma consolidation of the results of operations as if the acquisition had taken place as of January 1, 1994, consolidated net sales for the combined companies would have been $213,127,000 and $141,703,000 for the years ended December 31, 1995 and 1994, respectively. Consolidated net income would have

                         HARDINGE INC. AND SUBSIDIARIES

8. Acquisition (continued)

been $13,430,000 and $4,422,000 and earnings per share would have been $2.70 and $1.24 for the years of 1995 and 1994, respectively. The results reflect additional depreciation on the step-up in basis of certain fixed assets acquired, interest expense that would have been incurred to finance the purchase, and savings which would have resulted if cost cutting measures taken at the time of acquisition had taken place at the beginning of 1994. The proforma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1994 or of future results of operations of the consolidated entities.

9. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 1995 and 1994 is as follows:

                                                                      Quarter
                                                First          Second          Third          Fourth
                                            -------------------------------------------------------------
                                                       (in thousands, except per share data)

1995
Net sales                                     $   40,687     $   41,501     $   42,217      $   56,181
Gross profit                                      13,913         14,207         14,439          18,052
Income from operations                             5,498          5,801          4,949           8,287
Net income                                         3,304          3,275          3,182           5,084
Net income per share                                 .92            .75            .52             .82
Weighted average shares outstanding                3,584          4,349          6,176           6,217

1994
Net sales                                     $   27,479     $   29,023     $   29,449      $   31,385
Gross profit                                       9,549         10,010         10,394          10,446
Income from operations                             2,977          3,358          2,975           3,207
Net income                                         1,612          1,819          1,608           1,680
Net income per share                                 .45            .51            .45             .47
Weighted average shares outstanding                3,545          3,545          3,586           3,586

Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 1995 does not equal the annual earnings per share.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III

ITEM 10. - DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 15, 1996. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

                  List of Executive Officers of the Registrant
    ---------------------------------------------------------------------------------------------------------------------
                                                 Executive
                                                  Officer
                Name                   Age         Since                        Positions and Offices Held
    ------------------------------    ------   ---------------    -------------------------------------------------------

    Robert E. Agan                     57           1978          Chairman of the Board, President and Chief Executive
                                                                  Officer since 1996; President and Chief Executive
                                                                  Officer 1984-1995, President and Chief Operating
                                                                  Officer in 1983; Executive Vice President and Chief
                                                                  Operating Officer from 1980 to 1982; Vice President -
                                                                  Employee Relations from 1978 to 1979; member of Board
                                                                  of Directors of the Company since 1980.

    J. Allan Krul                      53           1988          Executive Vice President and Chief Operating Officer
                                                                  since 1996, Senior Vice President and Chief Operating
                                                                  Officer since 1995; Vice President - General Manager
                                                                  Machine Operations from 1991 - 1994; Vice President -
                                                                  Engineering 1988 - 1990.

    Malcolm L. Gibson                  55           1983          Senior Vice President, Chief Financial Officer and
                                                                  Assistant Secretary since 1995; Vice President
                                                                  -Finance, Treasurer and Assistant  Secretary from
                                                                  1985 to 1994; Vice-President - Finance and Assistant
                                                                  Secretary from 1983 to 1984; Treasurer from 1972 to
                                                                  1982.

    Douglas C. Tifft                   41           1988          Vice President - Employee Relations since 1988.

    Douglas A. Greenlee                48           1992          Vice President - Business Development since 1993;
                                                                  Secretary in 1992; Formerly attorney, Hazel & Thomas,
                                                                  P.C., Law Firm; member of Board of Directors of the
                                                                  Company since 1979.

    Thomas T. Connelly                 48           1984          Treasurer since 1995; Senior Vice President-General
                                                                  Manager Workholding Operations 1991 - 1994; Senior
                                                                  Vice President 1987 - 1990; Vice President and
                                                                  Assistant to the President 1985 - 1986; Treasurer and
                                                                  Assistant to the President in 1984; Treasurer in
                                                                  1983; Assistant Treasurer in 1982.

ITEM 11. - EXECUTIVE COMPENSATION


The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 15, 1996.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 15, 1996.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 15, 1996.

                                    PART IV


ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)    The financial statements of the Registrant listed in ITEM 8. of this
            Report are incorporated herein by reference.

     (2)    The financial statement schedules of the Registrant listed in
            ITEM 8. of this Report are incorporated herein by reference.

     (3)    Exhibits:

                               INDEX TO EXHIBITS

Item                                      Description

 4.1   -    Restated Certificate of Incorporation of Hardinge Brothers, Inc.,
            incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).
 4.2   -    Amendment to the Restated Certificate of Incorporation of Hardinge
            Brothers, Inc. filed with the Secretary of State of the State of
            New York on May 27, 1988, incorporated by reference from the
            Registrant's Registration Statement on Form S-2 (No. 33-91644).
 4.3   -    Amendment to the Restated Certificate of Incorporation of Hardinge
            Brothers, Inc. filed with the Secretary of State of the State of
            New York on May 19, 1995, incorporated by reference from the
            Registrant's Form 8-A, filed with the Securities and Exchange
            Commission on May 19, 1995.
 4.4   -    Amendment to the Restated Certificate of Incorporation of Hardinge
            Inc. filed with the Secretary of State of the State of New York on
            May 24, 1995, incorporated by reference from the Registrant's
            Form 8-A, filed with the Securities and Exchange Commission on
            May 19, 1995.
 4.5   -    By-Laws of Hardinge Inc., incorporated by reference from the
            Registrant's Registration Statement on Form S-2 (No. 33-91644).
 4.6   -    Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant's Form 10, effective
            June 29, 1987.
 4.7   -    Specimen of certificate for shares of Common Stock, par value
            $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange
            Commission on May 19, 1995.
 4.8   -    Form of Rights Agreement, dated as of May 16, 1995, between
            Hardinge Inc. and American Stock Transfer and Trust Company,
            incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 23, 1995.
*10.1  -    The 1988 Hardinge Brothers, Inc. Incentive Stock Plan, as adopted by shareholders at the annual meeting of shareholders held on May 17, 1988, incorporated by reference from the Registrant's Form
            10-Q for the quarter ended June 30, 1988 and the Annual Proxy
            Statement dated April 28, 1988.

*10.2  -    First Amendment to Hardinge Brothers, Inc. 1988 Incentive Stock
            Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.3  -    Hardinge Brothers, Inc. 1993 Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-K for the year ended
            December 31, 1993.
*10.4  -    Hardinge Brothers, Inc. Executive Supplemental Pension Plan,
            incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
 10.5  -    Credit Agreement dated as of August 1, 1994 among Hardinge
            Brothers, Inc., the Banks signatory thereto and The Chase
            Manhattan Bank, incorporated by reference from the Registrant's
            Registration Statement on Form S-2 (No. 33-91644).
 10.6  -    Note Agreement dated August 29, 1991 between Hardinge Brothers,
            Inc. and AEtna Life Insurance Company, relating to the issuance by
            Hardinge Brothers, Inc. of $5,000,000 principal amount of its
            9.38% notes due 1998, incorporated by reference from the
            Registrant's Registration Statement on Form S-2 (No. 33-91644).
 10.7  -    Note Agreement dated December 11, 1990 between Hardinge Brothers,
            Inc. and AEtna Life Insurance Company, relating to the issuance by
            Hardinge Brothers, Inc. of $5,000,000 principal amount of its
            9.52% notes due 1995, incorporated by reference from the
            Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.8  -    Employment Agreement with Robert E. Agan dated as of April 1,
            1995, incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).
*10.9  -    Employment Agreement with J. Allan Krul dated as of April 1, 1995, incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).
*10.10 -    Employment Agreement with Malcolm L. Gibson dated as of April 1,
            1995, incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).
*10.11 -    Employment Agreement with Douglas A. Greenlee dated as of April 1,
            1995, incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).
*10.12 -    Employment Agreement with Douglas C. Tifft dated as of April 1,
            1995, incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).
*10.13 -    Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-
            91644).
*10.14 -    Description of Incentive Cash Bonus Program, incorporated by reference from the Registrant's Registration Statement on Form S-2
            (No. 33-91644).
 10.15 -    Loan Purchase Agreement dated as of October 26, 1994, between
            Hardinge Brothers, Inc. and Chemung Canal Trust Company, relating to the purchase of $3,000,000 of receivables contracts by Chemung
            Canal Trust Company from Hardinge Brothers, Inc., incorporated by reference from the Registrant's Registration Statement on Form S-2
            (No. 33-91644).
 10.16 -    Loan Purchase Agreement dated as of March 24, 1995, between
            Hardinge Brothers, Inc. and Chemung Canal Trust Company, relating to the purchase of $3,000,000 of receivables contracts by Chemung
            Canal Trust Company from Hardinge Brothers, Inc., incorporated by reference from the Registrant's Registration Statement on Form S-2
            (No. 33-91644).
 10.17 -    $5,000,000 Master Note executed by Hardinge Brothers, Inc. for the benefit of Chemung Canal Trust Company dated September 19, 1994, incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).
*10.18 -    Hardinge Inc. Savings Plan, incorporated by reference from the
            Registrant's Registration Statement on Form S-8, (No. 33-65049)
 21.1  -    Subsidiaries of the Company.
 23.1  -    Consent of Ernst & Young LLP, Independent Auditors.
 27.1  -    Financial Data Schedule.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.


(b) The following reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this report:

(1) Current report on Form 8-K, dated November 16, 1995, in respect of the acquisition of L. Kellenberger & Co. AG and subsidiary.

(2) Current report on Form 8-K, as amended, dated November 29, 1995, in respect of the acquisition of L. Kellenberger & Co. AG and subsidiary, including financial statements of L. Kellenberger & Co. and subsidiary and pro forma financial information reflecting on a pro forma basis the acquisition of L. Kellenberger & Co. AG and subsidiary.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HARDINGE INC.
                                    --------------------------------------------------------------
                                                            (Registrant)



March 26, 1996
                                    /s/ Robert E. Agan
----------------------------        --------------------------------------------------------------
                                    Robert E. Agan
                                    Chairman of the Board, President, Chief
                                    Executive Officer and
                                    Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 26, 1996                      /s/ Malcolm L. Gibson
----------------------------        --------------------------------------------------------------
                                    Malcolm L. Gibson
                                    Senior Vice President/Chief Financial Officer and Assistant
                                    Secretary (Principal Financial Officer)



March 26, 1996                      /s/ John W. Bennett
----------------------------        --------------------------------------------------------------
                                    John W. Bennett
                                    Director



March 26, 1996                      /s/ Richard J. Cole
----------------------------        --------------------------------------------------------------
                                    Richard J. Cole
                                    Director



March 26, 1996
----------------------------        --------------------------------------------------------------
                                    James L. Flynn
                                    Director



March 26, 1996                      /s/ E. Martin Gibson
----------------------------        --------------------------------------------------------------
                                    E. Martin Gibson
                                    Director



March 26, 1996                      /s/ Douglas A. Greenlee
----------------------------        --------------------------------------------------------------
                                    Douglas A. Greenlee
                                    Vice President and Director


March 26, 1996                     /s/ J. Philip Hunter
----------------------------       --------------------------------------------------------------
                                   J. Philip Hunter
                                   Director and Secretary



March 26, 1996                     /s/ Dr. Eve L. Menger
----------------------------       --------------------------------------------------------------
                                   Dr. Eve L. Menger
                                   Director



March 26, 1996                     /s/ Whitney S. Powers
----------------------------       --------------------------------------------------------------
                                   Whitney S. Powers
                                   Director



March 26, 1996                     /s/ Richard L. Simons
----------------------------       --------------------------------------------------------------
                                   Richard L. Simons
                                   Controller (Principal Accounting Officer)

                                                                   Exhibit 21.1

                      SUBSIDIARIES OF THE COMPANY

                                                         Jurisdiction of
         Company                                  Incorporation or Organization


Canadian Hardinge Machine Tools, Ltd.                  Canada
Hardinge Machine Tools, Ltd.                           United Kingdom
Hardinge Brothers GmbH                                 Germany
L. Kellenberger & Co., AG                              Switzerland
Kellenberger Incorporated                              New York

                                                                   Exhibit 23.1

                         Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-65049) pertaining to the Hardinge Inc. Savings Plan of our report dated January 26, 1996, with respect to the consolidated financial statements of Hardinge Inc. and subsidiaries included in the Annual Report (Form 10-K) for the year ended December 31, 1995.


                                    Ernst & Young LLP


Syracuse, New York
March 25, 1996