Form 10-Q
period 1996-03-31
HARDINGE INC
filed 1996-05-13
CIK 313716

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the Period Ended March 31, 1996

                               ----------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From          to
Commission File No. 0-15760

                               ----------------

                                HARDINGE INC.
            ------------------------------------------------------
            (Exact Name of Registrant as specified in its charter)

              NEW YORK                                  16-0470200
- ------------------------------------      ------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


ONE HARDINGE DRIVE, ELMIRA, NEW YORK                      14902
- ------------------------------------      ------------------------------------
       (Address of principal                            (Zip Code)
         executive offices)

                                (607) 734-2281
            ------------------------------------------------------
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

At March 31, 1996, there were 6,471,388 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES
INDEX

Part I    Financial Information                                            Page

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at March 31, 1996 and
                    December 31, 1995.                                       3

                    Consolidated Statements of Income and Retained
                    Earnings for the three months ended March 31, 1996
                    and 1995.                                                5

                    Condensed Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1996 and
                    1995.                                                    6

                    Notes to Consolidated Financial Statements.              7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                     9


Part II   Other Information

          Item 1.   Legal Proceedings                                       12

          Item 2.   Changes in Securities                                   12

          Item 3.   Default upon Senior Securities                          12
                    Submission of Matters to a Vote of Security

          Item 4.   Holders                                                 12

          Item 5.   Other Information                                       12

          Item 6.   Exhibits and Reports on Form 8-K                        12

          Signatures                                                        13

Part I, Item 1.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

                               Mar. 31,       Dec. 31,
                                 1996           1995
                              ---------      ---------
                             (Unaudited)
Assets
Current assets:
 Cash                         $  5,821        $  5,120
 Accounts receivable            41,940          41,095
 Notes receivable                5,968           5,053
 Inventories                    86,084          84,968
 Deferred income taxes           1,709           2,585
 Prepaid expenses                2,580           1,332
                              --------        --------
Total current assets           144,102         140,153

Property, plant and
  equipment:
 Property, plant and
  equipment                    109,330         109,320
 Less accumulated
  depreciation                  50,789          49,716
                              --------        --------
                                58,541          59,604

Other assets:
 Notes receivable               12,435          10,936
 Other                             172             163
                              --------        --------
                                12,607          11,099
                              --------        --------
Total assets                  $215,250        $210,856
                              ========        ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets - Continued
(In Thousands)

                                                 Mar. 31,       Dec. 31,
                                                   1996           1995
                                                ---------      ---------
                                               (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                $ 11,664       $ 18,409
 Notes payable to bank                              8,543         10,504
 Accrued expenses                                  11,035          9,297
 Accrued pension plan expense                         298            126
 Accrued income taxes                               3,422          1,323
 Current portion long-term debt                       714            714
                                                 --------       --------
Total current liabilities                          35,676         40,373

Other liabilities:
 Long-term debt                                    32,706         27,100
 Accrued pension plan expense                       1,133          1,087
 Deferred income taxes                              1,143          1,200
 Accrued postretirement benefits                    5,061          4,993
                                                 --------       --------
                                                   40,043         34,380

Shareholders' equity
 Preferred stock, Series A, par value $.01:
  Authorized - 2,000,000; issued - none
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued shares - 6,476,703                            65             65
 Additional paid-in capital                        56,917         56,323
 Retained earnings                                 90,035         86,666
 Treasury shares                                     (139)        (2,599)
 Cumulative foreign currency translation
  adjustment                                       (1,993)        (1,728)
 Deferred employee benefits                        (5,354)        (2,624)
                                                 --------       --------
Total shareholders' equity                        139,531        136,103
                                                 --------       --------

Total liabilities and shareholders' equity       $215,250       $210,856
                                                 ========       ========


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)

                                                 Three months ended
                                                        Mar. 31,
                                                 -------------------
                                                   1996       1995
                                                 -------     -------
Net Sales                                        $59,622     $40,687
Cost of sales                                     40,290      26,774
                                                 -------     -------
Gross profit                                      19,332      13,913

Selling, general and administrative expenses      11,570       8,415
                                                 -------     -------
Income from operations                             7,762       5,498

Interest expense                                     522         476
Interest (income)                                   (215)       (121)
(Gain) on sale of asset                                         (326)
                                                 -------     -------
Income before income taxes                         7,455       5,469
Income taxes                                       2,985       2,165
                                                 -------     -------
Net income                                         4,470       3,304

Retained earnings at beginning of period          86,666      74,853
Less dividends declared                            1,101         524
                                                 -------     -------
Retained earnings at end of period               $90,035     $77,633

Weighted average number of common shares
  outstanding                                      6,199       3,584
                                                 =======     =======

Per share data:
Net Income                                       $   .72     $   .92
                                                 =======     =======
Dividends Declared                               $   .17     $   .15
                                                 =======     =======


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    1996        1995
                                                  --------    --------
Net cash (used in) operating activities           ($1,664)    ($4,471)

Investing activities:
 Capital expenditures                                (996)     (1,141)
 Proceeds from sale of assets                                     447
                                                   ------      ------
Net cash (used in) investing activities              (996)       (694)

Financing activities:
 (Decrease) in short-term notes payable to
  bank                                             (1,728)
 Increase in long-term debt                         6,011       6,080
 Sale (purchase) of treasury stock                    171        (379)
 Dividends paid                                    (1,099)     (1,483)
                                                   ------      ------
Net cash provided by financing activities           3,355       4,218

Effect of exchange rate changes on cash                 6          33
                                                   ------      ------
Net increase (decrease) in cash                    $  701     ($  914)
                                                   ======      ======

HARDINGE INC. AND SUBSIDIARIES
March 31, 1996
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE B--INVENTORIES

   Inventories are summarized as follows (dollars in thousands):

                                          March 31,     December 31,
                                            1996           1995
                                           -------        -------
        Finished products                  $29,175        $29,231
        Work-in-process                     30,201         29,083
        Raw materials and purchased
        components                          26,708         26,654
                                           -------        -------
                                           $86,084        $84,968
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

   In June 1995, the Company issued 2,540,000 shares of its common stock at $19.00 per share in a public common stock offering. Proceeds from the offering, net of commissions and expenses, were $43,584,000. The proceeds were used to reduce the Company's debt, fund building expansion, and fund working capital growth.

NOTE D--EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING

   Earnings per share are calculated using a monthly weighted average shares outstanding and include common stock equivalents related to restricted stock. Historical numbers have been restated to reflect the conversion of stock mentioned above.

NOTE E--ACQUISITION

   On November 29, 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co. AG and subsidiary ("Kellenberger"), a St. Gallen, Switzerland based manufacturer of grinding machines.

   The acquisition was accounted for as a purchase. The three month period ended March 31, 1996 results of operations of Kellenberger are included in the consolidated financial statements of the Company.

NOTE F--DEBT

   In March, 1996 Hardinge entered into a seven-year $17,750,000 unsecured credit agreement with a syndication of banks. The proceeds were applied to pay down amounts on the Company's revolving loan agreement which had been used to finance the acquisition of Kellenberger. This agreement calls for variable quarterly interest payments based upon the London Interbank Offered Rates plus additional basis points based upon attaining certain financial ratios. Principal payments begin in May, 1998 and will be made in equal quarterly payments through 2003. Hardinge also entered into a cross-currency interest rate swap agreement with a major international bank related to this borrowing. The swap agreement effectively changes the dollar principal payment commitment to a commitment to pay 21,000,000 Swiss Francs over the same period, the effect of which is to hedge exchange rate fluctuations on the Kellenberger equity purchased in November, 1995. The swap agreement also effectively changes the Company's variable interest rate exposure to a fixed rate of 4.49%.

Part I, Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following are management's comments relating to significant changes in the results of operations for the three months ended March 31, 1996 and 1995 and in the Company's financial condition during the three month period ended March 31, 1996.

Results of Operations

   Net Sales. Net Sales increased 46% to $59,622,000 in the first quarter of 1996 from $40,687,000 in the same quarter of 1995. Shipments improved in all of our significant geographical areas, but the largest increase came in our European markets. Sales by our Kellenberger subsidiary, acquired in late 1995, and increases in shipments of the rest of Hardinge's product line resulted in increases of $12,930,000, or 285% in Europe. Sales in the United States increased by 12% or $4,025,000.

   Sales of our machine product lines increased by $14,115,000, or 57% while sales of our non-machine products and services increased by $4,820,000 or 30%. Kellenberger was an important contributor to the increase in machine sales, and the proportion of its machine sales as compared to non-machine products was higher than our traditional relationships. Machine sales accounted for 65% of total sales in the first quarter of 1996. This is higher than the 60% from the same quarter of 1995, but consistent with the full year of 1995.

   Backlog increased 20% from its December 31, 1995 level. The high level of orders we experienced in the first quarter of 1996 were spread across virtually all of our product lines and were distributed among a wide customer base. We received substantial orders from the auto industry, with the majority scheduled to be shipped in the latter part of 1996.

   Gross Profit. Gross profit, as a percent of sales, decreased to 32% in the first quarter of 1996 from 34% in the same quarter of 1995. The change in product mix was the primary cause of this margin decrease. Sales in the machine product line traditionally have generated lower margins than the non-machine line.

   Selling, General and Administrative Expenses. Selling, general and administrative (S.G.&A.) expenses, expressed as a percent of sales, decreased to 19% in the first quarter of 1996 compared to 21% in the same quarter of 1995. This decrease is due to the fixed expense component of this category being compared to a higher sales volume. The addition of Kellenberger's expenses was the most significant factor causing the increase in the amount of S.G.&A expenditures.

   Income from Operations. Income from operations increased by $2,264,000 or 41% from its 1995 level. Operating income as a percentage of sales decreased to 13.0 % in 1996 from 13.5% in 1995. This reflected the decrease in the gross margin percentage, offset in part by the improved S.G.&A. percentage.

   Interest Expense and Income. Interest expense remained fairly constant from year to year, reflecting consistent borrowings. Interest income, primarily interest on customer notes, increased by $94,000 due to higher average interest rates on those notes.

   Gain on Sale of Assets. The first quarter 1995 results include a gain of $326,000 (approximately $198,000 on an after tax basis) on the sale of a building.

   Income Taxes. Income taxes, as a percent of net income before income taxes, were approximately 40% in both the first quarter of 1996 and 1995.

   Net Income. Net income increased by $1,166,000 or 35% as a result of the factors discussed above. Geographically, all of our significant operations across the world generated profits.

Quarterly Information

   The following table sets forth certain quarterly financial data for each of the periods indicated.

                                           Three Months Ended
                          -----------------------------------------------------
                          March 31,  June 30,   Sept. 30,  Dec. 31,   March 31,
                            1995       1995       1995       1995       1996
                          ---------  --------   --------   --------   ---------
                                  (in thousands, except per share data)
                          -----------------------------------------------------
Net Sales                 $40,687    $41,501    $42,217    $56,181    $59,622
Gross Profit               13,913     14,207     14,439     18,052     19,332
Income from operations      5,498      5,801      4,949      8,287      7,762
Net income                  3,304      3,275      3,182      5,084      4,470
Net income per share          .92        .75        .52        .82        .72
Weighted average shares
  outstanding               3,584      4,349      6,176      6,217      6,199


Liquidity and Capital Resources

   The Company's current ratio at March 31, 1996 was 4.04:1 compared to 3.47:1 at December 31, 1995. Current assets increased by $3,949,000 and current liabilities decreased by $4,697,000. Accounts payable decreased by $6,745,000 due to the timing of payment of invoices.

   In the first quarter of 1996, operating activities used $1,664,000 of cash, while operating activities in the same period of 1995 used $4,471,000 of cash. In both periods, cash was used to fund working capital. In our investing and financing activities, we have required cash for capital expenditures and dividend payments.

   Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We regard this program as an important part of our marketing efforts. Customer financing is offered for a term of up to seven years, with Hardinge retaining a security interest in the purchased equipment. In the event of a customer default and foreclosure, we recondition and resell the equipment and have historically realized the approximate remaining contract value.

   We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. We sold $7,100,000 of customer notes in the first quarter of 1996, compared to $3,000,000 during the same quarter of 1995. Recourse against Hardinge from customer defaults is limited to 10% of the outstanding balance of each portfolio of notes sold, and is effected in the form of a hold back of funds at the time of the sale. The hold back portion of customer notes and any notes that have not been sold are included in notes receivable in the consolidated balance sheet.

   Although Hardinge has no formal arrangements with financial institutions who might purchase its customer notes, we have not experienced difficulty in arranging such sales. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes.

   Capital expenditures in the first quarter of 1996 were approximately $1,000,000. We completed the expansion of the building in Elmira, NY. Related equipment is expected to be operational by the end of the second quarter. We anticipate capital expenditures will total $10,000,000 during 1996, which includes further expenditures to improve productivity and distribution efforts.

   Hardinge maintains a loan agreement with three banks which provides for borrowing up to $30,000,000 on a revolving basis through August 1, 1997. At that time, the outstanding amounts convert to a term loan payable quarterly over four years through 2001. This facility, along with other short term credit agreements, provide for immediate access of up to $45,000,000. At March 31, 1996, outstanding borrowings under these arrangements totaled $21,400,000. We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

   In March, 1996, we completed negotiations with a syndication of banks on an unsecured long term credit agreement for $17,750,000. The proceeds were used to pay down the amount on the revolving loan agreement which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments begin in 1996, and principal payments begin in the second quarter of 1998. The agreement contains financial covenants similar to the revolving loan agreement.

PART II OTHER INFORMATION

ITEM 1.    Legal Proceedings
           None

ITEM 2.    Changes in Securities
           None

ITEM 3.    Defaults upon Senior Securities
           None

ITEM 4.    Submission of Matters to a Vote of Security-Holders
           None

ITEM 5.    Other Information
           None

ITEM 6.    Exhibits and Reports on Form 8-K

A          Exhibits:

           Item Description

           3.1   By-Laws of Hardinge Inc. as amended February 27, 1996.

           10.1 Credit Agreement dated as of February 28, 1996, among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank (N.A.), as Agent.

           27.1  Financial Data Schedule

B. During the quarter for which this report is filed, the Registrant filed the following Amendment to the Current Report on form 8-K:

           1. Current report on Form 8-K, dated November 29, 1995, as amended February 12, 1996, in respect of the acquisition of
                 L. Kellenberger & Co. AG and subsidiary, including financial statements of L. Kellenberger & Co. and subsidiary and pro forma financial information reflecting on a pro forma basis the acquisition of L. Kellenberger & Co. AG and subsidiary.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       HARDINGE INC.



                                       /s/ Robert E. Agan
                                       ---------------------------------------
                                       Robert E. Agan
                                       Chairman of the Board,
                                       President and Chief Executive Officer



                                       /s/ Malcolm L. Gibson
                                       ---------------------------------------
                                       Malcolm L. Gibson
                                       Senior Vice President, Chief Financial
                                       Officer and Assistant Secretary
                                       (Principal Financial Officer)



                                       /s/ Richard L. Simons
                                       ---------------------------------------
                                       Richard L. Simons
                                       Controller
                                       (Principal Accounting Officer)

DATE: May 13, 1996