Form 10-Q
period 1996-06-30
HARDINGE INC
filed 1996-08-13
CIK 313716

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                      For the Period Ended June 30, 1996
                                  ----------
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From to
Commission File No. 0-15760
                                  ----------



                                               HARDINGE INC.
                           ------------------------------------------------------
                           (Exact Name of Registrant as specified in its charter)

                           NEW YORK                                                    16-0470200
- --------------------------------------------------------------           -----------------------------------
(State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)


            ONE HARDINGE DRIVE, ELMIRA, NEW YORK                                         14902
- --------------------------------------------------------------           -----------------------------------
          (Address of principal executive offices)                                    (Zip Code)


                                                  (607) 734-2281
                                 ---------------------------------------------------
                                 (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   --    --

At June 30, 1996, there were 6,471,388 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES
INDEX

 Part I        Financial Information                                                           Page

               Item 1.             Financial Statements

                                   Consolidated Balance Sheets at June 30, 1996 and
                                   December 31, 1995.                                             3

                                   Consolidated Statements of Income and Retained
                                   Earnings for the three months ended June 30, 1996 and
                                   1995, and the six months ended June 30, 1996 and 1995.         5

                                   Condensed Consolidated Statements of Cash Flows for
                                   the six months ended June 30, 1996 and 1995.                   6

                                   Notes to Consolidated Financial Statements.                    7

               Item 2.             Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations.                           8

Part II        Other Information

               Item 1.             Legal Proceedings                                             11

               Item 2.             Changes in Securities                                         11

               Item 3.             Default upon Senior Securities                                11

               Item 4.             Submission of Matters to a Vote of Security Holders           11

               Item 5.             Other Information                                             11

               Item 6.             Exhibits and Reports on Form 8-K                              11

               Signatures                                                                        12

Part I, Item 1.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in Thousands)

                                       June 30,        Dec. 31,
                                         1996            1995
                                     -----------      ---------
                                     (Unaudited)
Assets
Current assets:
 Cash                                  $  4,733      $   5,120
 Accounts receivable                     42,163         41,095
 Notes receivable                         6,451          5,053
 Inventories                             92,775         84,968
 Deferred income taxes                    2,574          2,585
 Prepaid expenses                         1,824          1,332
                                       --------      ---------
Total current assets                    150,520        140,153

Property, plant and equipment:
 Property, plant and equipment          113,801        109,320
 Less accumulated depreciation           52,170         49,716
                                       --------      ---------
                                         61,631         59,604

Other assets:
 Notes receivable                        11,599         10,936
 Other                                      195            163
                                       --------      ---------
                                         11,794         11,099
                                       --------      ---------
 Total assets                          $223,945       $210,856
                                       ========      =========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets - Continued
(Dollars in Thousands)

                                                           June 30,       Dec. 31,
                                                             1996           1995
                                                         -----------    -----------
                                                         (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                         $  13,113      $  18,409
 Notes payable to bank                                       10,270         10,504
 Accrued expenses                                            11,697          9,297
 Accrued pension plan expense                                   470            126
 Accrued income taxes                                         1,547          1,323
 Current portion long-term debt                                 714            714
                                                          ---------      ---------
Total current liabilities                                    37,811         40,373

Other liabilities:
 Long-term debt                                              36,731         27,100
 Accrued pension plan expense                                 1,133          1,087
 Deferred income taxes                                        1,056          1,200
 Accrued postretirement benefits                              5,062          4,993
                                                          ---------      ---------
                                                             43,982         34,380

Shareholders' equity
 Preferred stock, Series A, par value $.01:
  Authorized - 2,000,000; issued - none
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued shares - 6,476,703                                      65             65
 Additional paid-in capital                                  56,917         56,323
 Retained earnings                                           93,258         86,666
 Treasury shares                                               (139)        (2,599)
 Cumulative foreign currency translation adjustment          (2,898)        (1,728)
 Deferred employee benefits                                  (5,051)        (2,624)
                                                          ---------      ---------
Total shareholders' equity                                  142,152        136,103
                                                          ---------      ---------
Total liabilities and shareholders' equity                 $223,945       $210,856
                                                          =========      =========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)

                                                    Three months ended June 30,       Six months ended June 30,
                                                       1996             1995            1996              1995
                                                     -------          -------         --------         --------
Net Sales                                            $55,266          $41,501         $114,888          $82,188
Cost of sales                                         36,789           27,294           77,079           54,068
                                                     -------          -------          -------         --------
Gross profit                                          18,477           14,207           37,809           28,120

Selling, general and administrative expenses          10,946            8,406           22,516           16,821
                                                     -------          -------          -------         --------
Income from operations                                 7,531            5,801           15,293           11,299

Interest expense                                         675              497            1,197              973
Interest (income)                                       (167)            (175)            (382)            (296)
(Gain) on sale of asset                                                                                    (326)
                                                     -------          -------          -------         --------
Income before income taxes                             7,023            5,479           14,478           10,948
Income taxes                                           2,703            2,204            5,688            4,369
                                                     -------          -------          -------         --------
Net income                                             4,320            3,275            8,790            6,579

Retained earnings at beginning of period              90,035           77,633           86,666           74,853
Less dividends declared                                1,097            1,547            2,198            2,071
                                                     -------          -------          -------         --------
Retained earnings at end of period                   $93,258          $79,361         $ 93,258          $79,361
                                                     =======          =======          =======         ========
Weighted average number of common shares
  outstanding                                          6,228            4,349            6,228            3,941
                                                     =======          =======          =======         ========
Per share data:
Net Income                                           $   .69          $   .75         $   1.41          $  1.67
                                                     =======          =======          =======         ========
Dividends Declared                                   $   .17          $   .30         $    .34          $   .45
                                                     =======          =======          =======         ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                  Six Months Ended June 30,
                                                                     1996           1995
                                                                   --------        -------
Net cash (used in) operating activities                             ($2,398)       ($8,981)

Investing activities:
 Capital expenditures                                                (6,384)        (3,059)
 Proceeds from sale of assets                                            24            497
                                                                    -------        -------
Net cash (used in) investing activities                              (6,360)        (2,562)

Financing activities:
 Increase (decrease) in short-term notes payable to bank                364         (3,500)
 Increase (decrease) in long-term debt                               10,036        (11,426)
 Sale (purchase) of treasury stock                                      171           (317)
 Dividends paid                                                      (2,199)        (2,062)
 Proceeds from public stock offering                                                43,457
                                                                    -------        -------
Net cash provided by financing activities                             8,372         26,152

Effect of exchange rate changes on cash                                  (1)            97
                                                                    -------        -------

Net (decrease) increase in cash                                     ($  387)       $14,706
                                                                    =======        =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
HARDINGE INC. AND SUBSIDIARIES
June 30, 1996

NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.

NOTE B--INVENTORIES

   Inventories are summarized as follows (dollars in thousands):

                                                  June 30,      December 31,
                                                    1996            1995
                                                  --------      ------------
Finished products                                 $ 33,971          $ 29,231
Work-in-process                                     27,995            29,083
Raw materials and purchased components              30,809            26,654
                                                  --------          --------
                                                  $ 92,775          $ 84,968
                                                  ========          ========

NOTE C--CHANGES IN SHAREHOLDERS' EQUITY

   In June 1995, the Company issued 2,540,000 shares of its common stock at $19.00 per share in a public common stock offering. Proceeds from the offering, net of commissions and expenses, were $43,457,000. The proceeds were used to reduce the Company's debt, fund building expansion, and fund working capital growth.

NOTE D--EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING

   Earnings per share are calculated using a monthly weighted average shares outstanding and include common stock equivalents related to restricted stock. Second quarter and year to date 1995 averages have been calculated treating the 2,250,000 shares sold in the public offering as outstanding for the month of June. The 290,000 shares sold upon exercise of the over-allotment option were not included since they were not issued until the end of June 1995.

NOTE E--DIVIDENDS DECLARED

   Dividends declared for the first half of 1995 include the dividends paid for March and June 1995, and the dividend payable for September of 1995. Dividends declared for the first half of 1996 include only dividends paid for March and June 1996.

NOTE F--ACQUISITION

   On November 29, 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co. AG and subsidiary ("Kellenberger"), a St. Gallen, Switzerland based manufacturer of grinding machines.

   The acquisition was accounted for as a purchase. The three month period and six month period ended June 30, 1996 results of operations of Kellenberger are included in the consolidated financial statements of the Company.

NOTE G--DEBT

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

Part I, Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following are management's comments relating to significant changes in the results of operations for the three month and six month periods ended June 30, 1996 and 1995 and in the Company's financial condition during the six month period ended June 30, 1996.

Results of Operations

   Net Sales. Net sales for the quarter ended June 30, 1996 increased by 33% to $55,266,000 from $41,501,000 in the same 1995 period. Year to date sales of $114,888,000 for the first six months of 1996 represent a 39.8% increase over the $82,188,000 net sales for the same 1995 period.

   Sales of machines accounted for $35,974,000 of net sales for the second quarter of 1996, representing a 38.4% increase from the same 1995 period. Year to date June 30, 1996 sales in the same product grouping accounted for $74,739,000 or a 47.2% increase over the $50,771,000 in the same 1995 period. Sales of non-machine products and services in the second quarter of 1996 increased to $19,292,000, a 24.4% increase over the levels in the same 1995 period, while year to date sales of this product group increased to $40,149,000, a 27.0% increase over the previous year.

   Machine shipments accounted for 65.1% of total net sales for the second quarter and first half of 1996. In 1995, sales of this product group accounted for 63.1% and 61.8% of second quarter and first half total net sales. Sales by our Kellenberger subsidiary, acquired in late 1995, were an important contributor to the increase in machine sales. The proportion of Kellenberger's machine sales, as compared to non-machine products, is higher than our traditional relationships.

   Geographically, the largest amount of sales increase came from European markets, where net sales tripled from the level of sales in the same periods of 1995 to $15,379,000 in the second quarter and to $33,495,000 in the six month period ended on June 30, 1996 . Approximately two-thirds of the increase in European sales in the second quarter and year to date came as a result of the Kellenberger acquisition. Also, sales of other Hardinge products increased, especially in France and England. Shipments in our United States markets remained relatively flat compared to last year, with a small 3.5% increase coming primarily from sales of Kellenberger machines.

   Gross Profit. Gross margin, as a percentage of sales, was 33.4% in the second quarter and 32.9% in the first half of 1996. During the same periods of 1995, we achieved slightly higher percentages of 34.2% in both periods. The majority of the reduction is the result of changes in product mix. Sales in the machine product group traditionally have generated lower gross margins than the non-machine products and services group. Therefore, overall gross margin, as a percentage of sales, is negatively affected when sales in the machine product group increase as a proportion of total net sales, as it has in the first half of 1996.

   Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased as a percent of net sales to 19.8% and 19.6% in the first quarter and first half of 1996, respectively, compared to 20.3% and 20.5% in the same periods of 1995. The reduction in percentage results from the fixed portion of these expenses being compared to a higher sales volume. The addition of Kellenberger's expenses was the most significant factor in increasing the amount of expense from year to year.

   Income from Operations. Income from operations as a percentage of net sales decreased slightly in the three and six month periods ended June 30, 1996, to 13.6% and 13.3%, respectively, from the same 1995 periods, which were 14.0% and 13.7%, respectively. This decrease was primarily the result of the decrease in gross margin percentages.

   Interest Expense. Interest expense increased to $675,000 in the second quarter of 1996 from $497,000 in the same 1995 period. Interest expense increased in the first half of 1996 to $1,197,000 compared to $973,000 in the same 1995 period. Higher average borrowings in 1996 resulted from borrowings to fund the acquisition of Kellenberger and increases in working capital caused the majority of these increases.

   Interest Income. Interest income remained fairly constant in the comparative periods of 1996 and 1995, with the majority of this category coming from interest on financing of customer purchases.

   Gain on Sale of Assets. Results for the first half of 1995 included a gain of $326,000 (approximately $198,000 on an after-tax basis) on the sale of a branch office building.

   Income Taxes. The provision for income taxes as a percentage of net income was 38.5% and 39.3%, for the second quarter and first half of 1996, respectively, compared to 40.2% and 39.9% for the same 1995 periods. The 1996 consolidated tax rates were lower due to profits in our foreign operations where effective tax rates are slightly lower than in the United States.

   Net Income. Net income for the second quarter of 1996 was $4,320,000, an increase of $1,045,000 or 31.9% from the same 1995 period. Year to date 1996 net income was $8,790,000, an increase of 33.6% or $2,211,000 from the same 1995 period. These increases represent an accumulation of the factors discussed above. Geographically, results of operations in Western Europe have improved significantly on higher sales, while performance in North America continues to provide the large base of profitable operations.

Quarterly Information

   The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                                       Three Months Ended
                                       -------------------------------------------------------------------------------
                                       March 31,      June 30,     Sept. 30,      Dec. 31,     March 31,      June 30,
                                          1995          1995          1995          1995          1996          1996
                                       ---------      --------     ---------      --------     ---------      --------
                                                             (in thousands, except per share data)
                                       -------------------------------------------------------------------------------
Net Sales                              $ 40,687      $ 41,501      $ 42,217      $ 56,181      $ 59,622       $ 55,266
Gross Profit                             13,913        14,207        14,439        18,052        19,332         18,477
Income from operations                    5,498         5,801         4,949         8,287         7,762          7,531
Net income                                3,304         3,275         3,182         5,084         4,470          4,320
Net income per share                        .92           .75           .52           .82           .72            .69
Weighted average shares outstanding       3,584         4,349         6,176         6,217         6,199          6,228

Liquidity and Capital Resources

   Hardinge's current ratio at June 30, 1996 was 3.98:1 compared to 3.47:1 at December 31, 1995. Current assets increased by $10,367,000 during the first half of 1996 as we increased our work in process and finished goods inventory prior to the launch of our newest product, the Cobra[trademark] CNC lathe. Also, there has been an increase in inventory caused by work in process for large orders which will have significant turnkey work done on them and will not be completed and shipped until the fourth quarter.

   In the first half of 1996, operating activities used $2,398,000 of cash, while operating activities in the first half of 1995 used $8,981,000 of cash. Operating activities used cash in these periods, notwithstanding the Company's improved net income, primarily because of the increases in accounts receivable and inventory. During these periods, we have also required cash for capital expenditures and dividend payments in our investing and financing activities. We have used the cash flow from income and our revolving credit facility to finance these 1996 increases in expenditures.

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

   We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. We sold $15,000,000 of customer notes in the first half of 1996, compared to $7,700,000 during the same period of 1995. Recourse against Hardinge from customer defaults is limited to 10% of the outstanding balance of each portfolio of notes sold, and is effected in the form of a hold back of funds at the time of the sale. The hold back portion of customer notes and any notes that have not been sold are included in notes receivable in the consolidated balance sheet.

   Although Hardinge has no formal arrangements with financial institutions who might purchase its customer notes, we have not experienced difficulty in arranging such sales. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes.

   Capital expenditures in the first half of 1996 were approximately $6,384,000. We completed the expansion of the Elmira manufacturing facility and the related equipment is operational. We anticipate capital expenditures will total approximately $10,000,000 during 1996, which includes further expenditures to improve productivity and distribution efforts.

   Hardinge maintains a loan agreement with two banks which provides for borrowing up to $30,000,000 on a revolving basis through August 1, 1997. At that time, the outstanding amounts convert to a term loan payable quarterly over four years through 2001. This facility, along with other short term credit agreements, provide for immediate access of up to $45,000,000. At June 30, 1996, outstanding borrowings under these arrangements totaled $17,900,000. We currently have commitment from a bank to increase our revolving loan agreement to $50,000,000. We anticipate completing the negotiation of terms and execution of final documents during the second half of 1996. The increase will provide us with further flexibility in financing our world-wide operations. We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

   In March, 1996, we completed negotiations with a syndication of banks on a long term credit agreement for $17,750,000. The proceeds were used to pay down the amount on the revolving loan agreement which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments begin in 1996, and principal payments begin in 1998. The agreement contains financial covenants consistent with the revolving loan agreement.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings
        None

ITEM 2. Changes in Securities
        None

ITEM 3. Defaults upon Senior Securities
        None

ITEM 4. Submission of Matters to a Vote of Security-Holders

   The 1996 Annual Meeting of Shareholders of Hardinge Inc. was held on April
23.

   A total of 6,153,036 of the Company's shares were present or represented by proxy at the meeting. This represented more than 95% of the Company's shares outstanding.

   The two Class I directors named below were elected to serve two-year terms and the Class III director named below was elected to serve a one-year term.

                             Votes          Votes
                              for         Withheld
                           ---------      --------
Class I Directors:
 Robert E. Agan            6,146,956        6,080
 Richard J.Cole            6,144,817        8,219

Class III Director:
 Douglas A. Greenlee       6,146,495        6,541

   John W. Bennett, James L. Flynn, E. Martin Gibson, J. Philip Hunter and Eve L. Menger continue as Directors of the Company.

   The proposal to adopt the Hardinge Inc. 1996 Incentive Stock Plan was approved with 4,877,844 shares voting for, 1,143,910 shares voting against, 48,318 shares abstaining and 82,964 non-votes.

   The election of Ernst & Young LLP as the Company's independent accountants was ratified, with 6,141,785 shares voting for, 5,255 shares voting against and 5,996 shares abstaining.

   No other matters were presented for vote at that meeting.

ITEM 5. Other Information
        None

ITEM 6. Exhibits and Reports on Form 8-K

A.      Exhibits
        See the Exhibit Index which is located on page 13.

B.      Reports on Form 8-K
        None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HARDINGE INC.

                              /s/ Robert E. Agan
                              -----------------------------------------------
                              Robert E. Agan
                              Chairman of the Board, President
                              and Chief Executive Officer

                              /s/ Malcolm L. Gibson
                              -----------------------------------------------
                              Malcolm L. Gibson
                              Senior Vice President,
                              Chief Financial Officer and Assistant Secretary (Principal Financial Officer)

                              /s/ Richard L. Simons
                              -----------------------------------------------
                              Richard L. Simons
                              Controller
                              (Principal Accounting Officer)

DATE: August 13, 1996

                                 HARDINGE INC.

                                Exhibit Index

   These exhibits are numbered in accordance with Exhibit Table I of Item 601 of Regulation S-K.


  Exhibit #                         Description
- ------------     -------------------------------------------------
     10          The Hardinge Inc. 1996 Incentive Stock Plan as
                 adopted by shareholders at the April 23, 1996
                 Annual Meeting.

     23 Registrant's proxy statement dated March 15, 1996, filed with the Securities and Exchange Commission as a definitive proxy statement on March 15, 1996, is incorporated herein by reference.

     27          Financial Data Schedule