Form 10-Q
period 1996-09-30
HARDINGE INC
filed 1996-11-08
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/96

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ___________

Commission file number: 000-15760


                                  Hardinge Inc.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

New York                                                     16-0470200

Hardinge Inc.
One Hardinge Drive
Elmira, NY 14902

(607) 734-2281


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____



              As of September 30, 1996 there were 6,440,338 shares of Common Stock of the Registrant outstanding.

INDEX

Part I       Finacial Information                                          Page

             Item 1.      Financial Statements

                          Consolidated Balance Sheets at September
                          30, 1996 and December 31, 1995.                    3

                          Consolidated  Statements of Income and
                          Retained Earnings for the three months
                          ended September 30, 1996 and 1995 and the
                          nine months ended September 30, 1996 and
                          1995.                                              5

                          Condensed Consolidated  Statements of Cash
                          Flows for the nine months ended September
                          30, 1996 and 1995.                                 6

                          Notes to Consolidated Financial Statements.        7

             Item 2.      Management's Discussion and Analysis of
                          Financial Condition and Results of Operations.     9

Part I I     Other Information

             Item 1.      Legal Proceedings                                  13

             Item 2.      Changes in Securities                              13

             Item 3.      Default upon Senior Securities                     13

             Item 4.      Submission of Matters to a Vote of Security
                          Holders                                            13

             Item 5.      Other Information                                  13

             Item 6.      Exhibits and Reports on Form 8-K                   13

             Signatures                                                      14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands)

                                                        Sept. 30,       Dec. 31,
                                                           1996           1995
                                                      --------------------------
                                                       (Unaudited)
Assets
Current assets:
     Cash ......................................        $  4,938        $  5,120
     Accounts receivable .......................          41,427          41,095
     Notes receivable ..........................           6,056           5,053
     Inventories ...............................          98,375          84,968
     Deferred income taxes .....................           2,573           2,585
     Prepaid expenses ..........................           1,797           1,332
                                                        --------        --------
Total current assets ...........................         155,166         140,153


Property, plant and equipment:
     Property, plant and equipment .............         117,718         109,320
     Less accumulated depreciation .............          53,715          49,716
                                                        --------        --------
                                                          64,003          59,604


Other assets:
     Notes receivable ..........................          12,034          10,936
     Other .....................................              95             163
                                                        --------        --------
                                                          12,129          11,099



                                                        --------        --------
Total assets ...................................        $231,298        $210,856
                                                        ========        ========







See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                        Sept. 30,      Dec. 31,
                                                          1996           1995
                                                      --------------------------
                                                       (Unaudited)
Liabilities and shareholders' equity
 Current liabilities:
     Accounts payable                                   $ 11,119       $ 18,409
     Notes payable to bank                                10,711         10,504
     Accrued expenses                                     13,756          9,297
     Accrued pension plan expense                            517            126
     Accrued income taxes                                  1,522          1,323
     Current portion long-term debt                          714            714
                                                      --------------------------
Total current liabilities                                 38,339         40,373


Other liabilities:
     Long-term debt                                       42,027         27,100
     Accrued pension plan expense                          1,133          1,087
     Deferred income taxes                                   783          1,200
     Accrued postretirement benefits                       5,011          4,993
                                                      --------------------------
                                                          48,954         34,380

Shareholders' equity
     Preferred stock, Series A, par value $.01:
              Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
              Authorized shares - 20,000,000
              Issued  shares  -  6,476,703                    65             65
     Additional paid-in capital                           56,917         56,323
     Retained earnings                                    95,594         86,666
     Treasury shares                                        (916)        (2,599)
     Cumulative foreign currency translation
         adjustment                                       (2,903)        (1,728)
     Deferred employee benefits                           (4,752)        (2,624)
                                                      --------------------------
Total shareholders' equity                               144,005        136,103

                                                      --------------------------
Total liabilities and shareholders' equity              $231,298       $210,856
                                                      ==========================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)



                                           Three months ended  Nine months ended
                                              September 30,      September 30,
                                             1996      1995     1996       1995
                                           -------------------------------------
     Net Sales                              $47,577  $42,217  $162,465 $124,405
     Cost of sales                           30,474   27,778   107,553   81,846
     ---------------------------------------------------------------------------
     Gross profit                            17,103   14,439    54,912   42,559

     Selling, general and
      administrative expenses                10,849    9,490    33,365   26,311
     ---------------------------------------------------------------------------
     Income from operations                   6,254    4,949    21,547   16,248

     Interest expense                           739      172     1,936    1,145
     Interest (income)                         (174)    (326)     (556)    (622)
     (Gain) on sale of asset                                               (326)
     ---------------------------------------------------------------------------
     Income before income taxes               5,689    5,103    20,167   16,051

     Income taxes                             2,254    1,921     7,942    6,290

     ---------------------------------------------------------------------------
     Net income                               3,435    3,182    12,225    9,761


     Retained earnings at beginning
      of period                              93,258   79,361    86,666   74,853
     Less dividends declared                  1,099              3,297    2,071
     ---------------------------------------------------------------------------
     Retained earnings at end of period     $95,594   82,543   $95,594  $82,543
                                            ====================================
     Weighted average number
      of common shares outstanding            6,189    6,176     6,212    4,634
                                            ====================================


     Per share data:

         Net Income                           $ .56    $ .52    $ 1.97   $ 2.11
                                              ==================================

         Dividends Declared                   $ .17    $ .00    $  .51   $  .45
                                              ==================================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                         1996            1995
                                              ----------------------------------

Net cash (used in) operating activities                ($2,145)       ($ 16,143)

Investing activities:
    Capital expenditures                               (10,320)          (8,120)
    Proceeds from sale of assets                            26              497
                                              ----------------------------------
Net cash (used in) investing activities                (10,294)          (7,623)


Financing activities:
    Increase (decrease) in short-term
     notes payable to bank                                 823           (3,500)
    Increase (decrease) in long-term debt               15,336          (12,152)
    Sale (purchase) of treasury stock                     (606)            (266)
    Dividends paid                                      (3,299)          (3,022)
    Proceeds from public stock offering                                  43,457
                                              ----------------------------------
Net cash provided by financing activities               12,254           24,517


Effect of exchange rate changes on cash                      2              167

                                              ----------------------------------
Net (decrease) increase in cash                        ($  183)            $918
                                              ==================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 1996


NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1995.


NOTE  B--INVENTORIES

   Inventories are summarized as follows (dollars in thousands):




                                                 September 30,    December 31,
                                                      1996           1995

                                            -----------------------------------

Finished products                                  $ 32,907        $29,231
Work-in-process                                      33,581         29,083
Raw materials and purchased components               31,887         26,654
                                                   ---------      ---------
                                                    $98,375       $ 84,968
                                                   =========      =========


NOTE C--CHANGES IN SHAREHOLDERS' EQUITY

   In June 1995, the Company issued 2,540,000 shares of its common stock in a public offering. Proceeds from the offering, net of commissions and expenses, were $43,457,000. The proceeds were used to reduce the Company's debt, fund building expansion, and fund working capital growth.


NOTE D--EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING

   Earnings per share are calculated using a monthly weighted average shares outstanding and include common stock equivalents related to restricted stock. Third quarter and year to date 1995 averages have been calculated treating the 2,540,000 shares sold in the public offering as outstanding as of June 1995.

NOTE E--DIVIDENDS DECLARED

   The third quarter 1996 dividends paid were declared in the third quarter of 1996, whereas the dividends paid in the third quarter of 1995 were declared in the second quarter of 1995.


NOTE F--ACQUISITION

   On November 29, 1995, the Company  acquired 100% of the outstanding  stock of
L. Kellenberger & Co. AG and subsidiary ("Kellenberger"), a St. Gallen, Switzerland based manufacturer of grinding machines.

   The acquisition was accounted for as a purchase. The three month period and nine month period ended September 30, 1996 results of operations of Kellenberger are included in the consolidated financial statements of the Company.


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

PART I,  ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following are management's comments relating to significant changes in the results of operations for the three month and nine month periods ended September 30, 1996 and 1995 and in the Company's financial condition during the nine month period ended September 30, 1996.

Results of Operations

         Net Sales. Net sales for the quarter ended September 30, 1996 increased by 12.7% to $47,577,000 from $42,217,000 in the same 1995 period. Year to date sales of $162,465,000 for the first nine months of 1996 represent a 30.6% increase over the $124,405,000 net sales for the same 1995 period.

         Sales of machines accounted for $29,815,000 of net sales for the third quarter of 1996, representing a 8.0% increase from the same 1995 period. Year to date September 30, 1996 sales in the same product grouping accounted for $104,554,000 or a 33.5% increase over the $78,339,000 in the same 1995 period. Sales of non-machine products and services in the third quarter of 1996 increased to $17,762,000, a 21.3% increase over the levels in the same 1995 period, while year to date sales of this product group increased to $57,911,000, a 25.7% increase over the previous year.

         Machine shipments accounted for 62.7% of total net sales for the third quarter and 64.4% for the first nine months of 1996. In 1995, sales of this product group accounted for 65.3% and 63.0% of third quarter and first nine month total net sales, respectively. The third quarter of 1995 included significant sales of machines to the automotive industry. There were no such sales in the third quarter of 1996. However, in the year to date comparison, the inclusion of Kellenberger machines results in a higher percentage of machines in 1996. The proportion of Kellenberger's machine sales, as compared to non-machine products, is higher than our traditional relationships.

         Geographically, the largest amount of the third quarter sales increase from 1995 occurred in European markets, where net sales increased by 156% to $12,793,000 in 1996. European sales more than tripled from the nine month period ended September 30, 1995, to $46,288,000 in the comparable period of 1996. Approximately two-thirds of the increase in European sales in the third quarter and year to date came as a result of the Kellenberger acquisition. Also, sales of other Hardinge products increased, especially in France and England. Shipments in our United States markets remained relatively flat compared to last year.

         Gross Profit. Gross margin, as a percentage of sales, was 35.9% in the third quarter and 33.8% in the first nine months of 1996. During the same periods of 1995, we achieved percentages of 34.2% in both periods. The third quarter improvement resulted from sales mix and production efficiencies in both the United States and Switzerland.

         The benefit to margin from sales mix arises from both the type of products sold as well as the product distribution channels. Non-machine products and services traditionally have generated higher gross margins than the machine category. In periods where a higher percentage of total sales is in this product group, such as the third quarter of 1996, total company margins increase. Also, margins were improved in the third quarter of 1996 with a higher percentage of sales through our direct sales organizations, meaning there was a lower percentage of discounted distributor based sales in the quarter.

         In the United States, efforts to build up CobraTM inventory to meet the quick order and delivery demands expected on this model have caused higher production levels in manufacturing. At Kellenberger, production levels continue to grow to meet the increasing demand for their products. These higher production levels allow for the distribution of fixed manufacturing costs over a larger number of units and therefore have a positive impact on gross margin.

         The year to date 1996 decrease in gross margin percentage represents the impact the sales mix had on first half results. During that period, the percentage of machine sales to total sales was much higher than the previous year and more of our sales occurred in areas where distributor discounts affected margins.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses, at 22.8% of sales in the third quarter of 1996, remained relatively flat to the 22.5% experienced in the same period of 1995. Year to date in 1996, these expenses represent 20.5%, compared to 21.1% for the year to date period of 1995. The reduction in percentage results from the fixed portion of these expenses being compared to a higher sales volume. The addition of Kellenberger's expenses was the most significant factor in increasing the amount of expense from year to year.

         Income from Operations. Income from operations as a percentage of net sales increased in the three and nine month periods ended September 30, 1996, to 13.1% and 13.3%, respectively, from the same 1995 periods, which were 11.7% and 13.1%, respectively. The third quarter increase resulted from the improvements in gross margins. In the nine month period figures, a slight decrease in the gross margin percentages is offset by a decrease in the SG&A percentages.

         Interest Expense. Interest expense increased to $739,000 in the third quarter of 1996, from $172,000 in the same 1995 period. Interest expense increased in the first nine months of 1996 to $1,936,000 compared to $1,145,000 in the same 1995 period. The third quarter of 1995 benefited from the pay down of debt using the proceeds of the May, 1995 public offering of stock. Higher average borrowings to fund the acquisition of Kellenberger and the increase in working capital resulted in higher interest expense in 1996.

         Interest Income. Interest income decreased to $174,000 in the third quarter of 1996 from $326,000 in the third quarter of 1995. Interest in the third quarter of 1995 was earned on funds invested in interest bearing accounts which were in excess of those required to pay down debt.

         Gain on Sale of Assets. Results for the first nine months of 1995 included a gain of $326,000 (approximately $198,000 on an after-tax basis) on the sale of a branch office building.

         Income Taxes. The provision for income taxes as a percentage of net income was 39.6% and 39.4%, for the third quarter and first nine months of 1996, respectively, compared to 37.6% and 39.2% for the same 1995 periods. The third quarter of 1995 was favorably affected by profits in the Company's western European operations for which no tax provision was recorded because of the availability of net operating loss carryforwards.

         Net Income. Net income for the third quarter of 1996 was $3,435,000, an increase of $253,000 or 8.0% from the same 1995 period. Year to date 1996 net income was $12,225,000, an increase of 25.2% or $2,464,000 from the same 1995 period. These increases represent an accumulation of the factors discussed above. Geographically, results of operations in Western Europe have improved significantly on higher sales, while performance in North America continues to provide the large base of profitable operations.

Quarterly Information
         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                 Three Months Ended
                                    --------------------------------------------
                                      March 31,   June 30,  Sept. 30,
                                        1996       1996       1996
                                    --------------------------------------------
                                         (in thousands, except per share data)
                                    --------------------------------------------
         Net Sales                    $ 59,622   $ 55,266     47,577
         Gross Profit                   19,332     18,477     17,103
         Income from operations          7,762      7,531      6,254
         Net income                      4,470      4,320      3,435
         Net income per share              .72        .69        .56
         Weighted average shares
          outstanding                    6,199      6,228      6,189


                                                 Three Months Ended
                                   ---------------------------------------------
                                      March 31,   June 30,  Sept. 30,   Dec. 31,
                                        1995       1995       1995        1995
                                   ---------------------------------------------
                                         (in thousands, except per share data)
                                   ---------------------------------------------
         Net Sales                    $ 40,687   $ 41,501   $ 42,217   $ 56,181
         Gross Profit                   13,913     14,207     14,439     18,052
         Income from operations          5,498      5,801      4,949      8,287
         Net income                      3,304      3,275      3,182      5,084
         Net income per share              .92        .75        .52        .82
         Weighted average shares
          outstanding                    3,584      4,349      6,176      6,217


Liquidity and Capital Resources

         Hardinge's current ratio at September 30, 1996 was 4.05:1 compared to 3.47:1 at December 31, 1995. Current assets increased by $15,013,000 during the first nine months of 1996 as we increased our work in process and finished goods prior to the launch of our newest product, the CobraTM CNC lathe. Also, there has been an increase in inventory caused by a build up of machines for the automotive industry, which are being equipped with specialized tooling and accessories for fourth quarter shipment. Accounts payable have decreased by $7,290,000 due to the timing of receipt and payment of invoices. Accrued expenses have increased by $4,459,000, primarily from expenses to be paid in the fourth quarter.

         In the first nine months of 1996, operating activities used $2,145,000 of cash, while operating activities in the same period of 1995 used $16,143,000 of cash. Operating activities used cash in these periods, notwithstanding the Company's improved net income, primarily because of the increases in inventory and accounts receivable. During these periods, we have required cash for capital expenditures and dividend payments in our investing and financing activities. We have used the cash flow from income and our revolving credit facility to finance the increase in current assets, capital expenditures and dividend payments in the first nine months of 1996.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $20,000,000 of customer notes in the first nine months of 1996, compared to $7,700,000 during the same period of 1995. There was no need to sell more notes in the first nine months of 1995, since the cash received from the stock offering more than covered operational needs during that period.

         Year to date capital expenditures in 1996 were approximately $10,320,000. We completed the expansion of the Elmira manufacturing facility and the related equipment is operational. We have increased our demonstration equipment in our foreign locations and purchased productive equipment at Kellenberger during the third quarter. We now anticipate capital expenditures will be approximately $12,000,000 during 1996, which includes further expenditures to improve productivity and distribution efforts.

         Hardinge maintains a loan agreement with two banks which provides for borrowing up to $30,000,000 on a revolving basis through August 1, 1997. At that time, the outstanding amounts convert to a term loan payable quarterly over four years through 2001. This facility, along with other short term credit agreements, provide for immediate access of up to $45,000,000. At September 30, 1996, outstanding borrowings under these arrangements totaled $34,274,000.

         In March, 1996, we completed negotiations with a syndication of banks on a long term note agreement for $17,750,000. The proceeds were used to pay down the amount on the revolving loan agreement which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments began in 1996, and principal payments begin in 1998. The agreement contains financial covenants consistent with the revolving loan agreement.

         We  currently  have  a  commitment   from  a  bank  for  an  additional
$20,000,000 revolving credit line to be structured similar to the existing agreement. We anticipate completing the negotiation of terms and drafting and execution of documents during the fourth quarter of 1996, bringing our total availability of revolving credit funds to $65,000,000. The increase will provide us with further flexibility in financing our world-wide operations. We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

         In September, 1996, our Board of Directors authorized the repurchase of up to 640,000, or approximately 10% of the outstanding shares of our common stock. The stock purchases will be made principally through open market transactions and will occur from time to time as market conditions warrant. To date, 26,500 shares have been purchased at an average cost of $23.87 per share.

         At its meeting on October 22, 1996, our Board of Directors declared a dividend of $.19 per share payable on December 10, 1996, to shareholders of record on November 27, 1996. This dividend rate represents a 12% increase over the previous quarterly rate.

PART  II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Default upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

             A.  Exhibits

                   27.  Financial Data Schedule.

             B.  Reports on Form 8-K

                   Current report on Form 8-K, dated August 27, 1996 filed in connection with a press release announcing the Company's stock repurchase program.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



HARDINGE INC.




By:_____________________________________________________
    Robert E. Agan
    Chairman of the Board,
    Chief Executive Officer

    Date: November 8, 1996




By:_____________________________________________________
    J. Allan Krul
    President,
    Chief Operating Officer

    Date: November 8, 1996




By:_____________________________________________________
    Malcolm L. Gibson
    Executive Vice President,
    Chief Financial Officer
    (Principal Financial Officer)

    Date: November 8, 1996




By:_____________________________________________________
    Richard L. Simons
    Vice President - Finance
    (Principal Accounting Officer)

    Date: November 8, 1996