Form 10-K
period 1996-12-31
HARDINGE INC
filed 1997-03-12
CIK 313716

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______ to _______.

Commission File Number 0-15760
                       -------
                                  HARDINGE INC.
             (Exact name of registrant as specified in its charter)

            NEW YORK                                            16-0470200
------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

  One Hardinge Drive, Elmira, New York                          14902-1507
----------------------------------------                    -------------------
(Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code: (607) 734-2281
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities pursuant to section 12(g) of the Act::

       Common Stock with a par value of $.01 per share
       Preferred Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 21, 1997:

       Common Stock, $.01 par value - $111,362,636


The number of shares outstanding of the issuer's common stock as of February 21, 1997:

       Common Stock, $.01 par value 6,499,338 shares.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 11, 1997 are incorporated by reference to Part III of this Form.

                                     PART I

ITEM 1. - BUSINESS

General
-------

Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The Company has five wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge Brothers GmbH was established by the Company in Germany in 1987. In November 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. of Elmsford, New York (collectively referred to as "Kellenberger").

The Company's headquarters is located in Chemung County, New York, which is on the south-central border of upstate New York. The Company has manufacturing facilities located in Chemung County, New York and in St. Gallen, Switzerland. The Company manufactures the majority of the products it sells, purchasing a few machine accessories from other manufacturers for resale.

References to Hardinge Inc., the "Company", or "Hardinge" are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc., to Hardinge Inc.

Products
--------

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

In the late 1970's, Hardinge began to produce computer numerically controlled ("CNC") machines which use commands from an on-board computer to control the movement of cutting tools and rotation speeds of the part being produced. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store that program in memory for future use. The machine is able to produce parts while left unattended when connected to automatic bar-feeding or robotics equipment designed to supply raw materials. Because of this ability, as well as superior speed of operation, a CNC machine is able to produce the same amount of work as several manually controlled machines, as well as reduce the number of operators required. Since the introduction of CNC turning machines, continual advances in computer control technology have allowed for easier programming and additional machine capabilities.

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

During 1996, the Company took yet another step to address a new market segment with the introduction of its Cobra(TM)42 CNC lathe. A basic, no frills, yet very reliable and accurate lathe, the Cobra provides a relatively inexpensive product offering for potential customers with limited financial resources. Further refining its ability to provide products aimed at particular types of customer applications, Hardinge also introduced two new "long bed" lathes in 1996. These machines are specially designed to manufacture parts of greater length than would normally be possible using smaller, more conventional lathes.

Multiple options are available on the broad range of the Company's machines which allow customers to customize their machines for the specific purpose and cost objective they require. The Company produces machines for stock with popular option combinations for immediate delivery, as well as machines made to specific customer orders. In recent years, the Company has increasingly emphasized the engineering of complete systems for customers who desire one or more CNC machines to produce a specific part. In configuring complete systems, the Company provides, in addition to its machines, the necessary computer programming and tooling, as well as robotics and other parts handling equipment manufactured by it or others.

All Hardinge machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites and exotic materials.

In addition, the Company offers the most extensive line available in the industry of workholding and toolholding devices, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding and toolholding devices. It also offers a complete line of six-foot and twelve-foot bar feed systems for its CNC and manual turning machines, which hold the workpiece steady and feed it into the turning machine. Also produced are a variety of other optional equipment and accessories for its machines. During 1996 the Company further expanded its workholding products with the addition of its Sure-Grip(TM) line of power jaw chucks.

The Company offers various warranties on its equipment and considers post-sales support to be a critical element of its business. Services provided include operation and maintenance training, maintenance, and in-field repair. The Company's intent, where practical, is to provide readily available replacement parts throughout the life of the machine.

Markets and Distribution
------------------------

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

The Company's non-machine products mainly are sold in the United States through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, the Company is able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. With more popular items, the Company can package and ship within several hours.

The Company promotes recognition of its products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, the Company markets its non-machine products through publication of general catalogue and other targeted catalogues, which it distributes to existing and prospective customers.

A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, recreational equipment, farm equipment, construction equipment, energy, and transportation. Sales to the automobile industry accounted for 9% and 21% of the Company's net sales in 1996 and 1995, respectively. In 1994, no industry or customer accounted for more than 4% of the Company's net sales.

The Company operates in a single business segment, industrial machine tools.

Competitive Conditions
----------------------

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

Sources and Availability of Raw Materials
-----------------------------------------

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

A major component of the Company's CNC machines is the computer and related electronics package. The Company purchases these components for its lathes and machining centers primarily from Fanuc Limited, a large Japanese electronics company, except on occasions where a significant customer order specifies a different control. While the Company believes that design changes could be made to its machines to allow sourcing from several other existing suppliers, and occasionally does so for these special orders, a disruption in the supply of the Fanuc components could cause the Company to experience a substantial disruption of its operations, depending on the circumstances at the time. Kellenberger assembles an electronics package of its own design.

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

Research and Development
------------------------

The Company's ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers with technical through doctorate degrees.

The cost of research and development, all of which has been charged to operations, amounted to $7,932,000, $5,713,000, and $5,218,000, in 1996, 1995
and 1994, respectively.

Patents
-------

Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements
------------------------------------------------

The Company is not subject to significant seasonal trends. Its business, and that of the machine tool industry in general, is cyclical. However, the Company's quarterly results are subject to significant fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its U.S. and European customers' plants and the Company's policy of closing its facilities during the first two weeks of July. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year. During 1995 and 1994, shipments of certain large orders offset this historical pattern in the third quarter

The ability to deliver products within a short period of time is an important competitive criterion. Also, the Company feels it is important to provide availability of replacement parts for a machine throughout its useful life. These factors contribute to a requirement that the Company carry significant amounts of inventory.

For many years, the Company has periodically sold a substantial portion of the customer notes receivable generated by its customer financing program to various financial institutions. While the Company's customer financing program has an impact on its month-to-month borrowings, it has had little long-term impact on its working capital requirements because of the sales of these notes.

Backlog
-------

The Company normally ships its machine products within two to three months after order. The Company's order backlog at December 31, 1996 and 1995 was $71,400,000 and $54,335,000, respectively.

Orders are generally subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year may be materially affected by the timing of the Company's receipt of orders and the speed with which those orders are filled. Accordingly, the Company's backlog is not necessarily indicative of actual shipments or sales for any future period, and period-to-period comparisons may not be meaningful.

Governmental Regulations
------------------------

The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations.

Environmental Matters
---------------------

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

Environmental sampling at the Company's former New York manufacturing facility following the removal of an underground storage tank disclosed the presence of hydrocarbon contamination in surrounding soils. An environmental consultant retained by the Company prepared a site assessment and remedial action plan which were adopted and approved by the New York State Department of Environmental Conservation. Pursuant to the timetable set forth in the remedial action plan, the Company completed the construction phase of the cleanup in the first quarter of 1996 at a cost of approximately $400,000. The Company anticipates that ongoing operation and maintenance expenses for the cleanup are anticipated to be less than $100,000 annually.

Although the Company believes, based upon information currently available to management, that it will not have material liabilities for environmental remediation, there can be no assurance that future remedial requirements or changes in the enforcement of existing laws and regulation, which are subject to extensive regulatory discretion, will not result in material liabilities.

Employees
---------

As of December 31, 1996, the Company employed 1,415 persons, 1,175 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

Foreign Operations and Export Sales
-----------------------------------

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


                                                                                                                  Lease
                                                                                                                Expiration
               Location                             Type of Facility                 Square Footage                Date
----------------------------------------    ---------------------------------     ----------------------     -----------------
Leased Properties

    Exeter, England                         Sales, Marketing, Service,                20,000 sq. ft.             6/30/97
                                            Turnkey System and
                                            Administration

    Krefeld, Germany                        Sales, Service                             1,500 sq. ft.            12/31/97

    Elmsford, New York                      Sales, Service                             9,500 sq. ft.             5/31/97

    Los Angeles, California                 Sales, Service                            14,500 sq. ft.            10/31/97
                                            Demonstration

    Toronto, Canada                         Sales, Service                             5,800 sq. ft.            6/5/2001

    Charlotte, NC                           Sales, Service                             6,400 sq. ft.           3/31/2006
                                            Demonstration

ITEM 3. - LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is material to its financial condition or results of operations.

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1996, no matters were submitted to a vote of security holders.


                                     PART II

ITEM 5. - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to May of 1995, the Company's common stock was traded in a local, over-the-counter market in small amounts and on an irregular basis. The Company was aware that these and other transfers took place, but often was without knowledge of whether the transfer was a sale, was without consideration or was for re-registration. Valuation of the stock was made from time-to-time for tax and other purposes and some of said valuations are known to the Company. For example, the stock was valued quarterly by a qualified independent appraiser retained by the Company during the first quarter of 1995, for purposes of Employee Stock Ownership Plan administration. Also, First Albany Corporation had supplied the Company with quarterly data of actual known trades.

For periods prior to the Company's May, 1995 public offering, the following table reflects the highest and lowest values known to the Company from the foregoing described sources. Since May 25, 1995, the Company has been traded on the NASDAQ market under the symbol "HDNG". The table also includes dividends per share, by quarter. The Company has paid five dividends in past years; in January, March, June, September and December. In 1995, the Board of Directors announced its intent to discontinue the special January dividend, therefore only four dividends were paid in 1996.


                                          1996                                       1995
                            -------------------------------------       --------------------------------
                                         Values                                     Values
                            -------------------------------------       --------------------------------
                             High          Low          Dividends        High         Low      Dividends
                            -------------------------------------       --------------------------------

Quarter Ended

March 31                    $28 1/2        $25           $  .17         $17 1/4     $12 1/4      $  .40

June 30                      35 1/2         26              .17          20 1/4      17 1/4         .15

September 30                 31 3/4         20 3/8          .17          26 1/2      19 1/8         .15

December 31                  29             23              .19          26 3/4      23 3/8         .17

At February 21, 1997, there were 1,450 holders of record of common stock. Dividend amounts as well as high and low values have been restated for the first quarter of 1995 to reflect the reclassification of stock, as explained in the notes to the financial statements.

ITEM 6. - SELECTED FINANCIAL DATA

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).


                                                                    Year Ended December 31
                                                   1996         1995         1994          1993        1992
                                              ------------------------------------------------------------------
STATEMENT OF INCOME DATA
Net sales                                       $ 220,295    $ 180,586    $ 117,336     $  98,437    $ 84,797
Cost of sales                                     145,264      119,975       76,937        63,169      55,905
                                              ------------------------------------------------------------------
Gross profit                                       75,031       60,611       40,399        35,268      28,892
Selling, general and
  administrative expenses                          45,058       36,076       27,882        25,804      24,864
Restructuring costs (2)                                                                                 1,086
                                              ------------------------------------------------------------------
Operating income                                   29,973       24,535       12,517         9,464       2,942
Interest expense                                    2,770        1,369        1,479         1,343       1,380
Interest (income)                                    (889)        (927)        (453)         (763)     (1,160)
(Gain) on sale of assets                                          (326)        (442)
                                              ------------------------------------------------------------------
Income before income taxes                         28,092       24,419       11,933         8,884       2,722
Income taxes                                       10,804        9,574        5,214         3,730       1,152
                                              ------------------------------------------------------------------
Income before cumulative effect of
  changes in accounting methods                    17,288       14,845        6,719         5,154       1,570
Cumulative effect of
  changes in accounting methods(3)                                                                     (2,754)
                                              ------------------------------------------------------------------
Net income (loss)                               $  17,288    $  14,845    $   6,719     $   5,154    $ (1,184)
                                              ==================================================================
Weighted average number of common
  shares outstanding (1)                            6,224        4,969        3,573         3,565       3,513
Per share data: (1)
  Income before
    cumulative effect of
    changes in accounting
    methods                                         $2.78        $2.99        $1.88         $1.45       $ .45
  Cumulative effect of
    changes in accounting
    methods (3)                                                                                          (.79)
                                              ------------------------------------------------------------------
Net income (loss)                                   $2.78        $2.99        $1.88         $1.45       $(.34)
                                              ==================================================================

Cash dividends declared
  per share                                         $ .70        $ .62        $ .84         $ .79       $ .74

BALANCE SHEET DATA
Working capital                                 $ 116,256    $  99,780    $  60,520     $  58,455    $ 54,035
Long-term portion of notes
  receivable                                       11,791       10,936        7,744        12,460       9,536
Total assets                                      229,162      211,582      121,726       111,169      98,461
Long-term debt                                     37,156       27,100       15,164        18,357      11,571
Shareholders' equity (3)                          147,545      136,103       79,776        75,462      73,067

(1) All share and per share data has been restated to reflect the reclassification of stock in 1995, as explained in the notes to the financial statements.

(2) During 1992, the Company significantly restructured its overhead functions, primarily in its foreign subsidiaries. Nonrecurring costs of statutorily required severance payments and other costs associated with the restructuring totaled $1,086,000 ($641,000 after tax).

(3) The cumulative effect of changes in accounting principles for the year ended December 31, 1992 represent the adoption, as of January 1, 1992, of
      (a) FASB No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," resulting in a $2,867,000 decrease in net income (net of income tax benefit of $1,683,000), and (b) FASB No. 109, "Accounting for Income Taxes," resulting in a $113,000 increase in net income.

ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following table sets forth the net sales by product line for the periods indicated:


                                    For the years ended December 31,
                                             (in thousands)
                                     1996            1995           1994
                                -----------------------------------------

Machine sales                   $ 144,725         $ 117,381     $  65,829

Non-machine products and
services                           75,570            63,205        51,507

                                -----------------------------------------

Total                           $ 220,295         $ 180,586     $ 117,336
                                =========================================

Results of Operations

1996 Compared to 1995

     Net Sales: Net sales for the year 1996 increased by 22.0% or $39,709,000 to $220,295,000 from $180,586,000 in 1995. Net sales in the European markets increased by $30,846,000 or 121.5%, primarily as a result of inclusion of a full year's sales volume of L. Kellenberger & Co. AG, the wholly owned subsidiary purchased on November 29, 1995. European sales of other Hardinge products increased as well, particularly in England and France. Sales in domestic U.S. markets increased by $10,753,000 or 7.9%, where a decline in sales to the U.S. automotive industry was more than offset by increased sales to other market segments plus the very successful launch of the Company's new low cost lathe product during the second half of 1996. Shipments to the automobile industry accounted for 9% of the Company's 1996 sales compared to 21% in 1995.

     The Company experienced a substantial increase in machine units sold during 1996. This increase is primarily a result of aggressive new product introductions and the inclusion of a full year's sales of Kellenberger grinders.

     Sales of non-machine products and services continue to represent a significant revenue source for the Company. 1996 sales of these products and services were $75,570,000, an increase of $12,365,000 over the prior year. The growth of these sales in 1996 is primarily caused by increased levels of customer activity plus sales of new products introduced during the year. Sales of these products and services account for approximately 35% of total sales dollars in both 1996 and 1995.

     Gross Profit: Gross profit increased by $14,420,000 or 23.8% to $75,031,000 in 1996, primarily as a result of increased sales. Gross profit as a percentage of sales improved to 34.1% in 1996 from 33.6% in 1995. The improvement resulted in part from the Company's use of advanced technology to upgrade its manufacturing efficiency. Another factor contributing to this increase was a higher portion of sales through the Company's direct sales organizations, relative to sales made to independent distributors, where discounts are generally higher. Sales of non-machine products and services continue to generate higher gross margins than machine sales. However, since both these sales categories increased at about the same rate during 1996, the comparison of gross profit between 1996 and 1995 was not effected by this mix. Increasing sales volume and improvements in manufacturing processes at the Company's Kellenberger subsidiary also contributed to the improvement in gross profit during 1996.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses ("SG&A") as a percentage of net sales increased only slightly during 1996, in spite of the large increase in volume and the inclusion of a full year's expenses for the Kellenberger operation. 1996's SG&A expenses represented 20.5% of sales compared to 20.0% in 1995. 1996's expenses include increased costs for product sales promotion, both for new product introductions and for the International Manufacturing Technology Show held in Chicago in September. This show, held every two years, is a major event for the industry.

     Income from Operations: Income from operations increased by $5,438,000 to $29,973,000 in 1996 compared to $24,535,000 in 1995. As a percentage of net sales, income from operations remained constant at 13.6% during both years.

     Interest Expense: Interest expense during 1996 totaled $2,770,000 compared to $1,369,000 in 1995. Interest expense during 1995 benefited from a mid-year paydown of debt as a result of the May, 1995 public offering of stock. 1996 interest cost increased as a result of higher average outstanding debt to fund the Kellenberger acquisition and increased working capital requirements.

     Interest Income: Interest income remained relatively constant during both years. During 1995, interest income was unusually high as a result of the temporary investment of cash received from the Company's public stock offering. Normally, interest income is mainly attributable to financing of customer purchases. During 1996 a significant increase in the volume of customer financing transactions resulted in interest income being about equal to the prior year.

     Gain on Sale of Assets: 1995's income includes a gain of $326,000 (approximately $198,000 on an after-tax basis) resulting from the sale of a branch office building.

     Income Taxes: The provision for income taxes as a percentage of pre-tax income was 38.5% and 39.2%, respectively, for 1996 and 1995. The 1996 consolidated tax rate was impacted favorably by a larger proportion of foreign income which was taxed at rates slightly lower than in the United States.

     Net Income: Net income for 1996 was $17,288,000 compared to $14,845,000 in 1995, an increase of 16.5%. The increase represents an accumulation of the factors discussed above. Geographically, results of operations in Western Europe have improved significantly on higher sales. Inclusion of a full year's results of Kellenberger was a primary factor in this improvement. Performance in North America continues to provide the large base of profitable operations.

1995 Compared to 1994
---------------------

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

Sales of non-machine products and services increased by 22.7% accounting for $63,205,000 or 35.0% of total net sales for the 1995 year compared to $51,507,000 or 43.9% of total sales for 1994. Sales in this product line increased in all of the Company's predominant geographical markets. The positive economic conditions in those areas contributed to increases in sales.

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

     Liquidity and Capital Resources: The Company's current ratio at December 31, 1996 was 4.20:1 compared to 3.47:1 at December 31, 1995. Current assets increased by $12,423,000 during 1996, with inventory increasing by $14,938,000, primarily in support of new product introductions and to meet customer delivery requirements. Cash at December 31, 1996 decreased by $2,484,000 from the previous year end.

Current liabilities decreased by $4,053,000, primarily as a result of a reduction of $6,342,000 in accounts payable due to the timing of receipt and payment of invoices.

Operating activities generated cash of $3,038,000 in 1996, compared to 1995 when operations consumed cash of $9,409,000. This $12,447,000 increase in cash from operating activities is a result of several factors. Higher earnings in 1996 provided $2,443,000 of the increase, while net increases in non-cash charges added another $3,034,000. Finally, a slowing of the rapid working capital growth experienced in 1995 was a primary contributor to a reduction of $6,970,000 in the growth of net operating assets during 1996, which accounts for the remainder of the improvement in cash generated by operating activities. The Company's major investing and financing activities during 1996 consisted of an aggressive program of capital investment and an increase in dividends.

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

In order to reduce debt and finance current operations, the Company periodically sells a substantial portion of its underlying customer notes receivable to various financial institutions. In 1996, the Company sold $27,255,000 of customer notes compared to $12,955,000 sold during 1995 reflecting the increase in notes available for sales as the number of shipments financed through the Company's program have increased in 1996 compared to 1995. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. The amount of long-term customer notes receivable held by the Company increased to $11,791,000 at December 31, 1996 from $10,936,000 at December 31, 1995.

Total capital expenditures in 1996 were $12,734,000. The Company completed its expansion project at the Elmira manufacturing facility which was begun in 1995 and all related equipment is now operational, accounting for the majority of those expenditures. During 1996, the Company's United Kingdom subsidiary began construction of a new building to house its operations which were formerly located in leased facilities. Total 1996 capital expenditures for this project were approximately $2,100,000. The project's total cost at completion during the first quarter of 1997 is expected to be $2,700,000. Also during 1996, additional demonstration equipment was placed at foreign locations as the Company's marketing efforts continued to expand globally.

The Company paid total dividends of $4,332,000 during 1996. At its meeting in October, 1996, the Board of Directors increased the quarterly dividend to $.19 per share, representing an 11.8% increase from the previous regular quarterly dividend rate of $.17 per share.

The Company has revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis, $30,000,000 through August 1, 1997, and $20,000,000 through November 1, 1999. At those times, the outstanding amounts convert, at the Company's option, to term loans payable quarterly over four years through 2001 and 2003, respectively. As of December 31, 1996, total borrowings under these agreements were $18,691,000.

The Company's Kellenberger subsidiary maintains lines of credit with commercial banks which permit borrowing in Swiss francs equivalent to approximately $9,000,000. These lines are secured by Kellenberger's land and buildings. At December 31, 1996, total borrowings under these agreements were $7,950,000.

These facilities, along with a $5,000,000 unsecured short term line with another bank, provided for immediate access of up to $65,000,000 at December 31, 1996. Outstanding borrowings under these arrangements totaled $29,641,000 at that time.

During the first quarter of 1996, the Company entered into a long-term borrowing agreement for $17,750,000 with a syndication of banks. The proceeds were used to repay revolving loan borrowing which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments on this term loan began during 1996, and principal repayments will commence in 1998. The agreement contains financial and other covenants consistent with the revolving loan agreements.

The annual report contains statements of a forward-looking nature relating to the financial performance of Hardinge Inc. Such statements are based upon information known to management at this time. The company cautions that such statements necessarily involve risk, because actual results could differ materially from those projected. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are changes in general economic conditions in the U.S. or internationally, actions taken by customers or competitors, the receipt of more or fewer orders than expected, and changes in the cost of materials. The company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

         The Company currently intends to use its improved financial condition to seek growth opportunities in new products, international markets, and strategic acquisitions. Management believes that the currently available funds and credit facilities, and internally generated funds, will provide sufficient financial resources for its ongoing operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARDINGE INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

December 31, 1996





Audited Consolidated Financial Statements

Report of Independent Auditors .................................. 17
Consolidated Balance Sheets ..................................... 18
Consolidated Statements of Income ............................... 20
Consolidated Statements of Shareholders' Equity ................. 21
Consolidated Statements of Cash Flows ........................... 22
Notes to Consolidated Financial Statements ...................... 23





All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors
                         ------------------------------



Board of Directors
Hardinge Inc.

We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP


Syracuse, New York
January 27, 1997

                         HARDINGE INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                                 (In Thousands)




                                                           December 31
                                                        1996          1995
                                                    --------------------------

Assets
Current assets:
    Cash                                             $   2,636     $   5,120
    Accounts receivable                                 41,150        41,095
    Notes receivable                                     5,070         5,053
    Inventories                                         99,906        84,968
    Deferred income taxes                                2,158         2,585
    Prepaid expenses                                     1,656         1,332
                                                    --------------------------
Total current assets                                   152,576       140,153


Property, plant and equipment:
    Land and buildings                                  40,468        38,653
    Machinery, equipment and fixtures                   72,736        66,676
    Office furniture, equipment and vehicles             4,402         3,991
                                                    --------------------------
                                                       117,606       109,320
    Less accumulated depreciation                       53,716        49,716
                                                    --------------------------
                                                        63,890        59,604


Other assets:
    Notes receivable                                    11,791        10,936
    Deferred income taxes                                  651           726
    Other                                                  254           163
                                                    --------------------------
                                                        12,696        11,825


                                                    --------------------------
Total assets                                         $ 229,162     $ 211,582
                                                    ==========================

                                                               December 31
                                                            1996         1995
                                                        ------------------------

Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                      $  12,067    $  18,409
  Notes payable to bank                                    10,950       10,504
  Accrued expenses                                         10,676        9,423
  Accrued income taxes                                      1,017        1,323
  Deferred income taxes                                       896
  Current portion of long-term debt                           714          714
                                                        ------------------------
Total current liabilities                                  36,320       40,373


Other liabilities:
  Long-term debt                                           37,156       27,100
  Accrued pension plan expense                              1,485        1,087
  Deferred income taxes                                     1,657        1,926
  Accrued postretirement benefits                           4,999        4,993
                                                        ------------------------
                                                           45,297       35,106

Shareholders' equity:
  Preferred stock, Series A, par value $.01 per share;
     authorized 2,000,000; issued - none
  Common stocks, $.01 par value:
       Authorized shares - 20,000,000
       Issued shares - 6,476,703 at December 31, 1996;
          6,457,703 at December 31, 1995                       65           65
  Additional paid-in capital                               57,027       56,323
  Retained earnings                                        99,622       86,666
  Treasury shares                                            (343)      (2,599)
  Cumulative foreign currency translation adjustment       (3,731)      (1,728)
  Deferred employee benefits                               (5,095)      (2,624)
                                                        ------------------------
Total shareholders' equity                                147,545      136,103

                                                        ------------------------

Total liabilities and shareholders' equity              $ 229,162    $ 211,582
                                                        ========================



See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES

                        Consolidated Statements of Income
                      (In Thousands Except Per Share Data)


                                                          Year ended December 31
                                                     1996         1995          1994
                                                 --------------------------------------
Net sales                                         $ 220,295    $ 180,586     $ 117,336

Cost of sales                                       145,264      119,975        76,937
                                                 --------------------------------------
Gross profit                                         75,031       60,611        40,399

Selling, general and administrative expenses         45,058       36,076        27,882
                                                 --------------------------------------
Income from operations                               29,973       24,535        12,517

Interest expense                                      2,770        1,369         1,479
Interest (income)                                      (889)        (927)         (453)
(Gain) on sale of assets                                            (326)         (442)
                                                 --------------------------------------
Income before income taxes                           28,092       24,419        11,933

Income taxes                                         10,804        9,574         5,214
                                                 --------------------------------------

Net income                                        $  17,288    $  14,845     $   6,719
                                                 ======================================

Weighted average number of common shares
    outstanding                                       6,224        4,969         3,573
                                                 ======================================

Per share data:

    Net income per share                             $ 2.78       $ 2.99        $ 1.88
                                                 ======================================

    Cash dividends declared per share                $  .70       $  .62        $  .84
                                                 ======================================




See accompanying notes.

                         Hardinge Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                 (In thousands)

                                                -----------------------------------------------------------------------------------

                                                                                              Cumulative
                                                                                                Foreign
                                                            Additional                         Currency    Deferred       Total
                                                  Common     Paid-in    Retained   Treasury  Translation   Employee   Shareholders'
                                                   Stock     Capital    Earnings     Stock    Adjustment   Benefits      Equity
===================================================================================================================================
Balance at December 31, 1993                       $9,444      $619     $71,206      ($565)     ($1,866)   ($3,376)       $75,462

Net income                                                                6,719                                             6,719
Dividends declared                                                       (3,072)                                           (3,072)
Foreign currency translation adjustment                                                              (8)                       (8)
Amortization (long-term incentive plan)                                                                        810            810
Shares awarded pursuant to long-term
    incentive plan                                               36                    550                    (575)            11
Payment on ESOP loan                                                                                           200            200
Net purchase of treasury stock                                                        (346)                                  (346)

                                                ----------------------------------------------------------------------------------
Balance at December 31, 1994                        9,444       655      74,853       (361)      (1,874)    (2,941)        79,776


Net income                                                               14,845                                            14,845
Dividends declared                                                       (3,032)                                           (3,032)
Foreign currency translation adjustment                                                             146                       146
Reclassification Class A and B
   to new Common Stock and change
   in par value from $ 5.00 to $.01                (9,405)    9,405                                                             0
Issuance of 2,540,000 common shares
   in public offering                                  25    43,559                                                        43,584
Issuance of 95,500 shares for long-term
   incentive plan                                       1     1,377                                         (1,378)             0
Stock bonuses awarded                                           518                    502                                  1,020
Amortization (long-term incentive plan)                                                                      1,345          1,345
Tax benefit from long-term incentive plan                       802                                                           802
Payment on ESOP loan                                                                                           350            350
Net purchase of treasury stock                                    7                 (2,740)                                (2,733)

                                                ----------------------------------------------------------------------------------
Balance at December 31, 1995                           65    56,323      86,666     (2,599)      (1,728)    (2,624)       136,103


Net income                                                               17,288                                            17,288
Dividends declared                                                       (4,332)                                           (4,332)
Foreign currency translation adjustment                                                          (2,003)                   (2,003)
Shares awarded pursuant to long-term
   incentive plan                                               259                  2,779                  (3,038)             0
Issuance of 18,000 shares for long-term
   incentive plan                                               486                                           (486)             0
Amortization (long-term incentive plan)                                                                      1,053          1,053
Net purchase of treasury stock                                  (41)                  (523)                                  (564)

                                                ----------------------------------------------------------------------------------
Balance at December 31, 1996                          $65   $57,027     $99,622      ($343)     ($3,731)   ($5,095)      $147,545
                                                ==================================================================================

See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                   Year ended December 31
                                                               1996          1995        1994
                                                           --------------------------------------
Operating activities
Net income                                                  $ 17,288      $ 14,845     $ 6,719
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                           7,433         5,952       4,354
       Provision for deferred income taxes                     1,408          (642)       (786)
       (Gain) on sale of assets                                               (326)       (442)
       Foreign currency transaction (gain) loss                 (556)          267        (147)
       Changes in operating assets and liabilities:
          Accounts receivable                                   (387)      (14,114)     (4,340)
          Notes receivable                                      (882)       (3,255)      5,467
          Inventories                                        (16,439)      (21,248)     (6,249)
          Other assets                                          (562)        1,060         109
          Accounts payable                                    (6,167)        7,240       2,603
          Accrued expenses                                     1,896           657       3,922
          Accrued postretirement benefits                          6           155          80
                                                           --------------------------------------
Net cash provided by (used in) operating activities            3,038        (9,409)     11,290

Investing activities
Capital expenditures - net                                   (12,734)      (17,703)     (8,046)
Proceeds from sale of assets                                                   510         864
Acquisition of L. Kellenberger & Co. AG, net of
    cash acquired                                                          (19,232)
                                                           --------------------------------------
Net cash (used in) investing activities                      (12,734)      (36,425)     (7,182)

Financing activities
Increase (decrease) in short-term notes
    payable to bank                                            1,591        (2,730)      2,791
Increase (decrease) in long-term debt                         10,478        11,936      (3,193)
(Purchase) of treasury stock, net of stock bonus                (564)       (1,713)       (346)
Dividends paid                                                (4,332)       (3,993)     (2,864)
Proceeds from stock offering                                                43,584
                                                           --------------------------------------
Net cash provided by (used in) financing activities            7,173        47,084      (3,612)

Effect of exchange rate changes on cash                           39            87         (67)
                                                           --------------------------------------
Net (decrease) increase in cash                               (2,484)        1,337         429

Cash at beginning of year                                      5,120         3,783       3,354
                                                           --------------------------------------

Cash at end of year                                         $  2,636      $  5,120     $ 3,783
                                                           ======================================



See accompanying notes.

                         HARDINGE INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1. Significant Accounting Policies

Nature of Business

Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers and tooling and accessories related to metal cutting machines. Sales are principally in the United States and Western Europe. Sales are also made to customers in Canada, China, Mexico, Japan, Australia, and other foreign countries. A substantial portion of the Company's sales are to small and medium - sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, recreational equipment, farm equipment, construction equipment, energy and transportation.

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

Property, Plant and Equipment

Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $6,300,000, $4,538,000, and $3,388,000 for 1996, 1995 and 1994, respectively.

Income Taxes

The Company accounts for income taxes using the liability method according to Financial Accounting Standards Board Statement No. 109. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Certain balance sheet amounts in 1995 were reclassified to conform to 1996 presentation.

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

                         HARDINGE INC. AND SUBSIDIARIES

1. Significant Accounting Policies (continued)

Foreign Exchange Contracts

Gains and losses on contracts designated as hedges of existing assets and liabilities are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in Shareholders' Equity as foreign currency translation adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.


Income Per Share

Income per share is computed using the weighted average number of shares of common stock outstanding during the year including common stock equivalents related to restricted stock. Restricted shares awarded under the Company's long-term incentive stock plans are treated as issued shares at time of award and are treated as outstanding in accordance with the treasury stock method over the period of their vesting. The number of shares outstanding has been adjusted to reflect the stock transactions as explained in Note 4 to the financial statements.


Research and Development Costs

The cost of research and development, all of which has been charged to operations, amounted to $7,932,000, $5,713,000, and $5,218,000 in 1996, 1995 and
1994, respectively.


Stock Based Compensation

The Company grants restricted shares of common stock to certain officers and other key managers. The Company accounts for restricted share grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" (see note 6).

Revenue Recognition

The Company recognizes revenue from product sales upon shipment of the product.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

                                                          December 31,
                                                      1996            1995
                                                  --------------------------
                                                       (in thousands)

    Finished products                              $ 29,966      $ 29,231
    Work-in-process                                  35,479        29,083
    Raw materials and purchased components           34,461        26,654
                                                  --------------------------

                                                   $ 99,906      $ 84,968
                                                  ==========================

                         HARDINGE INC. AND SUBSIDIARIES

2. Financing Arrangements

Long-term debt consists of:

                                                                             December 31
                                                                         1996          1995
                                                                     --------------------------
                                                                            (in thousands)
    Note payable, due in annual installments of $714,000
      through 1998, with interest payable quarterly at 9.38%          $  1,429      $  2,143
    Note payable, under revolving loan agreement, with
      interest at 6.45% as of December 31, 1996                          8,691        25,671
    Note payable, under revolving loan agreement, with
      interest at 6.21% as of December 31, 1996                         10,000
    Note payable, under term loan agreement, with an
      effective interest rate of 4.49% at December 31, 1996             17,750
                                                                     --------------------------
                                                                        37,870        27,814
    Less current portion                                                   714           714
                                                                     --------------------------

                                                                      $ 37,156      $ 27,100
                                                                     ==========================


The Company maintains an unsecured credit arrangement with two banks which provides for borrowing in several currencies up to the equivalent of $30,000,000 on a revolving loan basis through August 1, 1997. The credit agreement provides for repayment of the outstanding principal beginning September 30, 1997 in 16 consecutive equal quarterly installments. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a fixed percentage. A commitment fee of 3/8 of 1% is payable on the unused portion of the facility. At December 31, 1996 total borrowings under the facility were $8,691,000. Approximately $1,691,000 of the borrowing was denominated in British pounds sterling.

In November, 1996, the Company entered into an unsecured credit arrangement with a bank which provides for borrowing in several currencies up to the equivalent of $20,000,000 on a revolving loan basis through November 1, 1999. The credit agreement provides for repayment of the then outstanding principal beginning January 1, 2000 in 16 consecutive equal quarterly installments. Interest charged on the debt is based on LIBOR plus a fixed percentage. A commitment fee of 3/8 of 1% is payable on the unused portion of the facility. At December 31, 1996, total borrowings under this arrangement were $10,000,000.

All debt under both revolving credit arrangements has been classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding either through the existing credit facilities or new borrowing arrangements.

In February 1996, the Company entered into an unsecured term loan arrangement with a syndication of banks for the purpose of financing its November, 1995 acquisition of L. Kellenberger & Co. AG. The loan provides for repayment of the outstanding principal in twenty equal installments beginning May, 1998. Interest is charged on the debt based on LIBOR plus a fixed percentage. The Company has entered into a

                         HARDINGE INC. AND SUBSIDIARIES

2. Financing Arrangements (continued)

cross-currency interest rate swap agreement which effectively converts the $17,750,000 term loan to a borrowing in 21,000,000 Swiss francs with an effective interest rate of 4.49%. The swap agreement has been designated as a hedge against the Company's net investment in its Kellenberger facility.

The Company also has a $5,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. As of December 31, 1996, the $3,000,000 borrowed on this line carries an average interest rate of 6.03%. The agreement is negotiated annually and requires no commitment fee.

The Company's Kellenberger subsidiary maintains lines of credit with commercial banks that permit borrowings in Swiss francs equivalent to approximately $9,000,000. These lines provide for interest at a fixed percentage over LIBOR and carry no commitment fees on unused funds. At December 31, 1996, total borrowings under these lines were $7,950,000 with an average interest rate of 4.12%. The borrowings are secured by the land and buildings of Kellenberger with a net book value of $9,421,000 at December 31, 1996 and terms are negotiated annually.

The debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital and indebtedness. Interest paid in 1996, 1995, and 1994 totaled $2,799,000, $1,416,000, and
$1,477,000, respectively.

The Company conducts some of its sales and service operations from leased office space with lease terms up to 15 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $1,378,000, $1,192,000, and $1,290,000 during the years ended December 31, 1996, 1995, and 1994, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1996 total $3,530,000, with payments over the next five years of $1,143,000, $704,000, $509,000, $121,000, and $116,000, respectively.

The Company has provided financing terms of up to seven years for qualified customers who purchase equipment. The Company may choose, when appropriate, to sell underlying notes receivable contracts to financial institutions to reduce debt and finance current operations. During 1996, 1995, and 1994, the Company sold notes totaling $27,255,000, $12,955,000, and $30,000,000, respectively. The remaining outstanding balance of all notes sold as of December 31, 1996 and 1995 was $50,724,000 and $44,220,000, respectively. Gains and losses from the sales of notes receivable have not been material. Recourse against the Company from default of any of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes.

                         HARDINGE INC. AND SUBSIDIARIES

3. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1996 and 1995, the Company had state investment tax credits expiring at various dates through the year 2006, and foreign tax credit carryforwards expiring in 2001 for which no benefit has been recognized in the financial statements. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                           1996          1995
                                                        ------------------------
                                                             (in thousands)
     Deferred tax assets:
         Federal and state tax credit carryforwards      $  4,571     $ 3,507
         Foreign net operating loss carryforwards           1,147       1,542
         Postretirement benefits                            1,861       1,852
         Inventory valuation                                              265
         Deferred employee benefits                         1,201         742
         Accrued pension                                      590         437
         Other                                                818         634
                                                        ------------------------
                                                           10,188       8,979
         Less valuation allowance                           4,571       3,507
                                                        ------------------------
            Total deferred tax assets                       5,617       5,472

     Deferred tax liabilities:
         Tax over book depreciation                         3,976       3,512
         Margin on installment sales                          257         126
         Other                                              1,128         449
                                                        ------------------------
            Total deferred tax liabilities                  5,361       4,087
                                                        ------------------------

            Net deferred tax assets                      $    256     $ 1,385
                                                        ========================

Pretax income was $22,872,000, $21,554,000, and $11,709,000 from domestic operations and $5,220,000, $2,865,000, and $224,000 from foreign operations for 1996, 1995, and 1994, respectively.

                         HARDINGE INC. AND SUBSIDIARIES

3. Income Taxes (continued)

Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

                                              1996        1995           1994
                                           -------------------------------------
                                                      (in thousands)
     Current:
         Federal                             $ 7,488     $ 7,885       $ 4,812
         Foreign                                 788       1,117           414
         State                                 1,006       1,214           782
                                           -------------------------------------
            Total current                      9,282      10,216         6,008
                                           -------------------------------------


     Deferred:
         Federal                             $   468     $  (484)      $  (739)
         Foreign                                 991        (104)           53
         State                                    63         (54)         (108)
                                           -------------------------------------
            Total deferred                     1,522        (642)         (794)
                                           -------------------------------------

                                             $10,804     $ 9,574       $ 5,214
                                           =====================================

Income tax payments totaled $9,467,000, $9,009,000, and $4,642,000 in 1996, 1995 and 1994, respectively.

The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the consolidated statements of income.

                                                         1996     1995    1994
                                                        -----------------------

    Federal income taxes                                  34.0%   34.0%   34.0%
    Tax differential on operations of foreign
      subsidiaries                                         (.4)     .2     3.3
    State income taxes                                     2.4     3.1     3.7
    Other                                                  2.5     1.9     2.7
                                                        -----------------------
                                                          38.5%   39.2%   43.7%
                                                        =======================

As a result of changes in U.S. tax law effective in 1994, earnings of a foreign subsidiary were deemed distributed and U.S. federal taxes of $260,000 were provided in 1994. The remaining undistributed earnings of the foreign subsidiaries, which amounted to approximately $10,921,000 at December 31, 1996, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                         HARDINGE INC. AND SUBSIDIARIES

4. Shareholders' Equity

Treasury Shares

The number of shares of common stock in treasury were 12,365, 108,766, and 33,232 at December 31, 1996, 1995 and 1994, respectively. In 1996, the Company purchased a net 28,570 treasury shares and issued 124,971 shares under the long-term incentive plan from treasury. During 1995, the Company purchased a net 114,755 treasury shares and awarded 39,221 shares under the long-term incentive plan from treasury. The Company purchased a net 31,236 shares for treasury and awarded 46,750 shares under the long-term incentive stock plan from treasury during 1994.

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

5. Industry Segment and Foreign Operations

The Company operates in one business segment - industrial machine tools. Domestic and foreign operations consist of:

                                                   Year Ended December 31
                                              1996         1995          1994
                                          --------------------------------------
                                                          (in thousands)
    Sales:
       Gross sales:
           United States                   $ 189,060    $ 168,679    $ 110,942
           Western Europe                     65,051       25,739       12,346
           Other                              16,654       18,544       12,980
                                          --------------------------------------
           Total                             270,765      212,962      136,268
                                          --------------------------------------
       Less interarea transfers:
           United States                      41,670       32,042       18,915
           Western Europe                      8,800          334           17
                                          --------------------------------------
           Total                              50,470       32,376       18,932
                                          --------------------------------------
       Net sales:
           United States                     147,390      136,637       92,027
           Western Europe                     56,251       25,405       12,329
           Other                              16,654       18,544       12,980
                                          --------------------------------------
           Total net sales                 $ 220,295    $ 180,586    $ 117,336
                                          ======================================

    Operating income (loss):
           United States                   $  23,630    $  20,998    $  12,220
           Western Europe                      5,258        1,502         (875)
           Other                               1,085        2,361        1,614
                                          --------------------------------------
           Total operating income          $  29,973    $  24,861    $  12,959
                                          ======================================


    Net income (loss):
           United States                   $  13,117    $  12,418    $   6,884
           Western Europe                      3,381        1,247       (1,039)
           Other                                 790        1,180          874
                                          --------------------------------------
           Total net income                $  17,288    $  14,845    $   6,719
                                          ======================================

    Identifiable assets:
           United States                   $ 174,687    $ 155,733    $ 106,606
           Western Europe                     48,163       43,214        7,256
           Other                               6,312       12,635        7,864
                                          --------------------------------------
           Total identifiable assets       $ 229,162    $ 211,582    $ 121,726
                                          ======================================

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

In 1996 and 1995, sales to one customer in the automotive industry represented approximately 5% and 17%, respectively, of consolidated sales.

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

A summary of the components of net periodic pension cost is presented below.

                                                     Year Ended December 31
                                               1996        1995          1994
                                           -------------------------------------
                                                       (in thousands)
    Service costs--benefits earned
       during the year                      $ 1,321      $   962       $ 1,126
    Interest costs on projected benefit
       obligation                             3,425        3,186         3,055
    Actual return on plan assets             (6,008)      (9,753)       (1,538)
    Net amortization and deferral             1,996        5,763        (2,065)
                                           -------------------------------------
    Net pension costs                       $   734      $   158       $   578
                                           =====================================


Actuarial assumptions used to determine pension costs include a discount rate of 8.00% at December 31, 1996 (7.75% and 8.75% as of December 31, 1995 and 1994,
respectively), expected long-term rate of return on assets of 9% for all three years, and expected rate of increase in compensation levels of 5% for all three years. Transition amounts, unrecognized prior service costs and unrecognized gains or losses are amortized on a straight line basis over the future working lifetime of those expected to receive benefits under the plan. The increase in the discount rate in 1996 decreased the projected benefit obligation at the end of the year by approximately $1,500,000. The decrease in the discount rate in 1995 increased the projected benefit obligation at the end of 1995 by approximately $5,000,000.

                         HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)

A summary of the Plan's funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

                                                       1996            1995
                                                    ----------------------------
                                                          (in thousands)

    Plan assets at fair value                        $ 54,037       $ 50,496
    Projected benefit obligation for services
        rendered to date                              (47,053)       (45,372)
                                                    ----------------------------
    Plan assets in excess of projected benefit
        obligation                                      6,984          5,124
    Unrecognized net (gain)                            (9,816)        (7,436)
    Unrecognized net (asset) from transition           (2,091)        (2,265)
    Unrecognized prior service costs resulting
       from Plan amendment                              3,101          3,364
                                                    ----------------------------
    Net pension (liability) recognized in the
       balance sheets                                $ (1,822)      $ (1,213)
                                                    ============================

Net pension liability consists of a long-term portion of $1,485,000 and $1,087,000 as of December 31, 1996 and December 31, 1995, respectively. The remaining balance is included in accrued expenses in the respective years.

The portion of the projected benefit obligation representing the accumulated benefit obligation for the pension plan was $42,270,000 and $41,097,000 at the end of 1996 and 1995, respectively. The vested benefit obligation included in those numbers was $36,710,000 and $35,909,000 at the end of 1996 and 1995, respectively.

Pension plan assets include 165,924 shares of the Company's common stock valued at approximately $4,418,000 and $4,314,000 at December 31, 1996 and 1995,
respectively. Dividends paid on those shares were $116,000 and $103,000 in 1996 and 1995 respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

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

                         HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)

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
                                                      1996      1995      1994
                                                    ----------------------------
                                                            (in thousands)

    Service cost--benefits earned during the year    $114       $ 78      $ 97
    Interest costs on projected benefit obligations   449        451       435
    Amortization of actuarial losses                   46          -        27
                                                    ----------------------------

    Amount recorded in operations                    $609       $529      $559
                                                    ============================

Actuarial assumptions used to determine the liability for postretirement plans other than pensions included a discount rate of 7.50%, 7.25% and 8.75% at December 31, 1996, 1995 and 1994, respectively. The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) was assumed to be 11% for 1996, and is assumed to decrease gradually to 6% by the year 2005 and remain at that level thereafter.

The health care cost trend rate assumption does not have a significant effect on the amounts reported due to the 125% cap on the Company's portion of the medical plan claims. A one percentage point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by only $171,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1996 by $20,000.

The Company has not prefunded any of its postretirement health and life insurance liabilities and, consequently, there are no expected returns on assets anticipated in the calculation of expense.

A schedule reconciling the accumulated benefit obligation with the Company's recorded liability follows:

                                                          1996          1995
                                                     ---------------------------
                                                            (in thousands)
    Accumulated postretirement benefit obligation:
        Current retirees                              $ (3,039)      $ (3,145)
        Fully eligible active participants              (1,676)        (1,877)
        Other active participants                       (1,308)        (1,389)
                                                     ---------------------------
             Total                                      (6,023)        (6,411)

    Unrecognized losses                                  1,024          1,418
                                                     ---------------------------
    Accrued postretirement benefit recognized in
        balance sheet                                 $ (4,999)      $ (4,993)
                                                     ===========================

                         HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)

Group Health Plan

The Company has a contributory group benefit plan which provides medical and dental benefits to all of its domestic employees.


Savings Plan

The Company maintains a 401(k)plan which covers all domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% to 15% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributes to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match is in Hardinge Inc. common stock. The Company contributed $253,000 in 1996 for this match. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants. In 1996, the Company contributed $250,000 as a discretionary contribution.

The Company maintains an Employee Stock Ownership Plan for its domestic employees. The approved Plan required establishment of an employee stock ownership trust, which borrowed from a bank to purchase the Company's common stock. The Company thereby effectively obligated itself to contribute to the employee trust sufficient amounts to allow the trust to repay the loan and related interest installments. During 1995, the Company made contributions to the trust sufficient to allow payment of the remainder of the loan. Contributions, including dividends, to the trust for the years ended December 31, 1995 and 1994 totaled $372,000 and $240,000, respectively. The interest portion of those contributions was $22,000 and $40,000 in 1995 and 1994, respectively. Approximately $29,000 and $41,000 of dividends on shares owned by the ESOP were used to service debt requirements in 1995 and 1994, respectively.


Long-Term Incentive Plans

In 1996, the Board of Directors established an Incentive Stock Plan to assist in attracting and retaining key employees. The Plan allows the Board to grant restricted stock, performance share awards, stock options and stock appreciation rights up to an aggregate of 300,000 shares of common stock to these employees.

During 1996, certain officers and other key managers were awarded a total of 134,650 restricted shares of common stock. During 1995 and 1994, shares of restricted common stock were awarded totaling 95,500 and 46,750, respectively. Restrictions on 10,250 shares expired in 1996. Restrictions on 177,750 shares of common stock from similar 1993 and 1988 Incentive Stock Plans were released during 1995.

As of December 31, 1996, a total of 448,700 restricted shares of common stock were outstanding under the three plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

                         HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)

Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $3,467,000, $1,377,500 and $575,000 in 1996, 1995 and 1994, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 1996, 1995 and 1994, totaled $5,095,000,$2,624,000, and $2,591,000, respectively, and is included along with Employee Stock Ownership Benefits as a reduction of shareholders' equity.

Foreign Operations

The Company also has employees in certain foreign countries that are covered by defined contribution and benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

7. Financial Instruments

At December 31, 1996 and 1995, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreements classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are repriced on a short-term basis.

In addition, the carrying amount of the term loan dated February, 1996 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into a seven year cross-currency interest rate swap agreement (see Note 2). The fair value of the instrument at December 31, 1996 was $1,241,000 based on current settlement value as determined by a financial institution.

The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 1996 and 1995, the carrying value of these notes approximated the fair value.

The fair value of other long-term debt was determined based on rates obtained from financial institutions on funds available for terms approximating the remaining term of that debt. At December 31, 1996, the fair value of that debt with carrying value of $1,429,000 was $1,480,000.

The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Any gains or losses from these contracts have not been material. At December 31, 1996 and 1995, the Company had notional principal amounts of approximately $10,621,000 and $1,931,000 in contracts to purchase currency in the future from major commercial banks. The fair value of these contracts is not material.

Concentration of Credit Risk

The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company offers financing terms of up to seven years for its

                         HARDINGE INC. AND SUBSIDIARIES

7. Financial Instruments (continued)

customers in the United States and Canada and files a lien against the equipment purchased under those terms. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 1996 and 1995, 22% and 18%, respectively, of the accounts receivable were from the three major U.S. automobile manufacturers, with receivables from one representing 10% at December 31, 1996 and 14% at December 31, 1995 of the consolidated accounts receivable.

In addition, at December 31, 1996, receivables from one of the Company's distributors totaled 8% of the consolidated accounts receivable.

8. Acquisition

On November 29, 1995, the Company completed the acquisition of 100% of the outstanding stock of L. Kellenberger & Co. AG and subsidiary, a St. Gallen, Switzerland based manufacturer of grinding machines ("Kellenberger"). The Company paid $19,232,000 including acquisition expenses. In connection with the acquisition, approximately $1,800,000 was placed in an escrow account to cover potential purchase price adjustments. This escrow is scheduled to be released in 1997 and the Company is not aware of any purchase price adjustment at this time. The acquisition cost was funded with an unsecured term loan arrangement with two banks.

The acquisition has been accounted for as a purchase. Results of operations of Kellenberger have been included in the consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated based on the estimated fair values of assets and liabilities as of the date of acquisition resulting in no goodwill.

On the basis of an unaudited proforma consolidation of the results of operations as if the acquisition had taken place as of January 1, 1994, consolidated net sales for the combined companies would have been $213,127,000 and $141,703,000 for the years ended December 31, 1995 and 1994, respectively. Consolidated net income would have been $13,430,000 and $4,422,000 and earnings per share would have been $2.70 and $1.24 for the years of 1995 and 1994, respectively. The results reflect additional depreciation on the step-up in basis of certain fixed assets acquired, interest expense that would have been incurred to finance the purchase, and savings which would have resulted if cost cutting measures taken at the time of acquisition had taken place at the beginning of 1994. The proforma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1994 or of future results of operations of the consolidated entities.

                         HARDINGE INC. AND SUBSIDIARIES

9. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 1996 and 1995 is as follows:

                                                         Quarter
                                           First    Second     Third      Fourth
                                       -----------------------------------------
                                         (in thousands, except per share data)
  1996
  ----
  Net sales                            $ 59,622   $ 55,266   $ 47,577   $ 57,830
  Gross profit                           19,332     18,477     17,103     20,119
  Income from operations                  7,762      7,531      6,254      8,426
  Net income                              4,470      4,320      3,435      5,063
  Net income per share                      .72        .69        .56        .82
  Weighted average shares outstanding     6,199      6,228      6,189      6,204

  1995
  ----
  Net sales                            $ 40,687   $ 41,501   $ 42,217   $ 56,181
  Gross profit                           13,913     14,207     14,439     18,052
  Income from operations                  5,498      5,801      4,949      8,287
  Net income                              3,304      3,275      3,182      5,084
  Net income per share                      .92        .75        .52        .82
  Weighted average shares outstanding     3,584      4,349      6,176      6,217

Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 1996 and 1995 does not equal the annual earnings per share for each of the years.

ITEM 9. - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                                    PART III

ITEM 10. - DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 11, 1997. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

                                    List of Executive Officers of the Registrant
---------------------------------------------------------------------------------------------------------------------
                                             Executive
                                              Officer
     Name                          Age         Since                        Positions and Offices Held
------------------------------    ------   ---------------    -------------------------------------------------------

Robert E. Agan                     58           1978          Chairman of the Board and Chief Executive Officer
                                                              since October, 1996;  Chairman of the Board,
                                                              President and Chief Executive Officer in 1996;
                                                              President and Chief Executive Officer 1984-1995;
                                                              President and Chief Operating Officer in 1983;
                                                              Executive Vice President and Chief Operating Officer
                                                              1980-1982;  Vice President - Employee Relations
                                                              1978-1979; member of Board of Directors of the
                                                              Company since 1980.

J. Allan Krul                      54           1988          President and Chief Operating Officer since October,
                                                              1996;  Executive Vice President and Chief Operating
                                                              Officer in 1996; Senior Vice President and Chief
                                                              Operating Officer 1995-1996; Vice President - General
                                                              Manager Machine Operations 1991-1994; Vice President -
                                                              Engineering 1988-1990; member of Board of Directors
                                                              of the Company since November, 1996.

Malcolm L. Gibson                  56           1983          Executive Vice President and Chief Financial Officer,
                                                              and Assistant Secretary since October, 1996.   Senior
                                                              Vice President, Chief Financial Officer and Assistant
                                                              Secretary 1995-1996; Vice President-Finance,
                                                              Treasurer and Assistant  Secretary 1985-1994; Vice
                                                              President - Finance and Assistant Secretary
                                                              1983-1984; Treasurer 1972-1982.

Joseph T. Colvin                   53           1996          Vice President - Manufacturing since October, 1996;
                                                              General Manager, Workholding Operations in 1996;
                                                              Manufacturing Director, Machine Operations 1994-
                                                              1996; Formerly Vice President Operations, General
                                                              Manager, Inertial Guidance Test Equipment and
                                                              Original Equipment Manufacturing, Contraves, Inc.,
                                                              1994; President and CEO, Modern Manufacturing, 1993;
                                                              President, Inland Motor Division, Kollmorgen Corp.,
                                                              1987-1992.



                                    List of Executive Officers of the Registrant
---------------------------------------------------------------------------------------------------------------------
                                             Executive
                                              Officer
            Name                   Age         Since                        Positions and Offices Held
------------------------------    ------   ---------------    -------------------------------------------------------

J. Patrick Ervin                   39           1996          Vice President - Sales & Marketing since October,
                                                              1996; General Manager, Machine Tool Division in 1996;
                                                              Director, Sales & Marketing 1992-1996; Director of
                                                              Materials &  Purchasing 1990-1992; Superintendent,
                                                              Machine Division 1989-1990, Various other Company
                                                              positions 1978-1989.

Douglas A. Greenlee                49           1992          Vice President - Business Development since 1993;
                                                              Secretary in 1992; Formerly attorney, Hazel & Thomas,
                                                              P.C., Law Firm; member of Board of Directors of the
                                                              Company since 1979.

Richard L. Simons                  41           1996          Vice President - Finance since October, 1996;
                                                              Controller 1987-1996; Assistant Treasurer 1985-1987;
                                                              Manager Financial Accounting 1983-1984.

Daniel P. Soroka                   48           1996          Vice President - Engineering since October, 1996;
                                                              Director of Research & Engineering 1992-1996; Manager
                                                              of Mechanical Design and Analysis 1989-1992.

Douglas C. Tifft                   42           1988          Vice President - Employee Relations since 1988.
                                                              Various other Company positions 1978-1988.

Thomas T. Connelly                 49           1984          Treasurer since 1995; Senior Vice President-General
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

ITEM 11. - EXECUTIVE COMPENSATION


The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 11, 1997.


ITEM 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 11, 1997.


ITEM 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 11, 1997.

                                     PART IV


ITEM 14. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

     (2) The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

     (3)  Exhibits filed as part of this Report:  See (c) below.

(b) Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report: None.


(c) Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:


Item                                Description
----                                -----------

 4.1   -   Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
 4.2   -   By-Laws of Hardinge Inc. as amended November 19, 1996.
 4.3   -   Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant's Form 10, effective June 29, 1987.
 4.4   -   Specimen of certificate for shares of Common Stock, par value
           $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
 4.5   -   Form of Rights Agreement, dated as of May 16, 1995, between
           Hardinge Inc. and American Stock Transfer and Trust Company, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 23, 1995.
 10.1  -   Credit Agreement dated as of November 18, 1996 between Hardinge
           Inc. and Marine Midland Bank.
 10.2  -   Credit Agreement dated as of February 28, 1996 among Hardinge Inc.
           and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1996.
 10.3  -   $5,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust
           Company dated July 23, 1996.
 10.4  -   Credit Agreement dated as of August 1, 1994 among Hardinge Inc., the Banks signatory thereto and The Chase Manhattan Bank, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
 10.5  -   Amendment Number One dated February 29, 1996 to Credit Agreement dated as of August 1, 1994 among Hardinge Inc., the Banks signatory thereto and The Chase Manhattan Bank.

 10.6  -   Stock Purchase Agreement dated as of November 15, 1995 between
           Hardinge Inc. and L. Kellenberger & Co. AG, incorporated by reference from the Registrant's Form 8-K, as amended, dated November 29, 1995.
 10.7  -   Note Agreement dated August 29, 1991 between Hardinge Inc. and
           AEtna Life Insurance Company, relating to the issuance by Hardinge Inc. of $5,000,000 principal amount of its 9.38% notes due 1998, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.8  -   The 1996 Hardinge Inc. Incentive Stock Plan as adopted by
           shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1996.
*10.9  -   Hardinge Inc. Savings Plan, incorporated by reference from the
           Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.10 - Employment Agreement with Robert E. Agan dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.11 - Employment Agreement with J. Allan Krul dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.12 - Employment Agreement with Malcolm L. Gibson dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.13 - Employment Agreement with Douglas A. Greenlee dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.14 - Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.15 - Hardinge Inc. 1993 Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.16 - The 1988 Hardinge Inc. Incentive Stock Plan, as adopted by shareholders at the annual meeting of shareholders held on
           May 17, 1988, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1988.
*10.17 - First Amendment to Hardinge Inc. 1988 Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.18 - Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.19 - Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2
           (No. 33-91644).
*10.20 - Description of Incentive Cash Bonus Program, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
 21    -   Subsidiaries of the Company.
 23    -   Consent of Ernst & Young LLP, Independent Auditors.
 27    -   Financial Data Schedule.

-------------------------------
*Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HARDINGE INC.
                           -----------------------------------------------------
                                                    (Registrant)



February 25, 1997          /s/ Robert E. Agan
----------------------     -----------------------------------------------------
                           Robert E. Agan
                           Chairman of the Board, Chief Executive
                           Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



February 25, 1997          /s/ J. Allan Krul
----------------------     -----------------------------------------------------
                           J. Allan Krul
                           President, Chief Operating Officer and Director



February 25, 1997          /s/ Malcolm L. Gibson
----------------------     -----------------------------------------------------
                           Malcolm L. Gibson
                           Executive Vice President/Chief Financial Officer
                           and Assistant Secretary (Principal Financial Officer)



February 25, 1997          /s/ John W. Bennett
----------------------     -----------------------------------------------------
                           John W. Bennett
                           Director



February 25, 1997          /s/ Richard J. Cole
----------------------     -----------------------------------------------------
                           Richard J. Cole
                           Director



February 25, 1997
----------------------     -----------------------------------------------------
                           James L. Flynn
                           Director



February 25, 1997          /s/ E. Martin Gibson
----------------------     ---------------------------------------------------
                           E. Martin Gibson
                           Director

February 25, 1997          /s/ Douglas A. Greenlee
---------------------      ---------------------------------------------------
                           Douglas A. Greenlee
                           Vice President and Director



February 25, 1997          /s/ J. Philip Hunter
---------------------      ---------------------------------------------------
                           J. Philip Hunter
                           Director and Secretary



February 25, 1997          /s/ Dr. Eve L. Menger
---------------------      ---------------------------------------------------
                           Dr. Eve L. Menger
                           Director



February 25, 1997          /s/ Richard L. Simons
---------------------      ---------------------------------------------------
                           Richard L. Simons
                           Vice President - Finance (Principal
                           Accounting Officer)