Form 10-Q
period 1997-03-31
HARDINGE INC
filed 1997-05-13
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

(607) 734-2281


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


             As of March 31, 1997 there were 6,504,498 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I       Financial Information                                         Page

             Item 1.  Financial Statements

                      Consolidated Balance Sheets at March 31, 1997 and
                      December 31, 1996.                                      3

                      Consolidated  Statements of Income and Retained
                      Earnings for the three months ended March 31, 1997
                      and 1996.                                               5

                      Condensed Consolidated  Statements of Cash Flows for
                      the three months ended March 31, 1997 and 1996.         6

                      Notes to Consolidated Financial Statements.             7

             Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                    8

Part II     Other Information

             Item 1.  Legal Proceedings                                      11

             Item 2.  Changes in Securities                                  11

             Item 3.  Default upon Senior Securities                         11

             Item 4.  Submission of Matters to a Vote of Security Holders    11

             Item 5.  Other Information                                      11

             Item 6.  Exhibits and Reports on Form 8-K                       12

             Signatures                                                      13

PART I,  ITEM I.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands)

                                                       Mar. 31,       Dec. 31,
                                                         1997           1996
                                                 -------------------------------
                                                     (Unaudited)
Assets
Current assets:
     Cash                                             $  1,321        $  2,636
     Accounts receivable                                44,025          41,150
     Notes receivable                                    6,447           5,070
     Inventories                                        92,312          99,906
     Deferred income taxes                               2,158           2,158
     Prepaid expenses                                    1,128           1,656
                                                 -------------------------------
Total current assets                                   147,391         152,576


Property, plant and equipment:
     Property, plant and equipment                    117,051         117,606
     Less accumulated depreciation                     55,264          53,716
                                                 -------------------------------
                                                       61,787          63,890


Other assets:
     Notes receivable                                  10,690          11,791
     Deferred income taxes                                651             651
     Other                                                259             254
                                                 -------------------------------
                                                       11,600          12,696



                                                 -------------------------------
Total assets                                          $220,778        $229,162
                                                 ===============================







See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                         Mar. 31,       Dec. 31,
                                                          1997           1996
                                                      --------------------------
                                                       (Unaudited)
Liabilities and shareholders' equity

Current liabilities:
     Accounts payable                                  $ 13,060        $ 12,067
     Notes payable to bank                                2,889          10,950
     Accrued expenses                                     8,445          10,676
     Accrued income taxes                                 3,016           1,017
     Deferred income taxes                                  943             896
     Current portion long-term debt                         714             714
                                                      --------------------------
Total current liabilities                                29,067          36,320


Other liabilities:
     Long-term debt                                      34,938          37,156
     Accrued pension plan expense                         1,485           1,485
     Deferred income taxes                                1,538           1,657
     Accrued postretirement benefits                      5,109           4,999
                                                      --------------------------
                                                         43,070          45,297

Shareholders' equity
     Preferred stock, Series A, par value $.01:
              Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
              Authorized shares - 20,000,000
              Issued  shares  -  6,511,703                   65              65
     Additional paid-in capital                          57,974          57,027
     Retained earnings                                  101,901          99,622
     Treasury shares                                       (208)           (343)
     Cumulative foreign currency translation adjustment  (5,439)         (3,731)
     Deferred employee benefits                          (5,652)         (5,095)
                                                      --------------------------
Total shareholders' equity                              148,641         147,545

                                                      --------------------------
Total liabilities and shareholders' equity             $220,778        $229,162
                                                      ==========================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)



                                                          Three months ended
                                                               March 31,
                                                          1997           1996
                                                   ----------------------------

     Net Sales                                          $60,056        $59,622
     Cost of sales                                       39,878         40,290
                                                   ----------------------------
     Gross profit                                        20,178         19,332

     Selling, general and
      administrative expenses                            11,804         11,570
     Unusual expense                                      1,960
                                                   ----------------------------
     Income from operations                               6,414          7,762

     Interest expense                                       691            522
     Interest (income)                                     (166)          (215)
                                                   ----------------------------
     Income before income taxes                           5,889          7,455

     Income taxes                                         2,375          2,985

                                                   ----------------------------
     Net income                                           3,514          4,470


     Retained earnings at beginning of period            99,622         86,666
     Less dividends declared                              1,235          1,101
                                                   ============================
     Retained earnings at end of period                $101,901        $90,035
                                                   ============================

     Weighted average number
      of common shares outstanding                        6,225          6,199
                                                   ============================


     Per share data:

         Net Income                                     $   .56        $   .72
                                                   ============================

         Dividends Declared                             $   .19        $   .17
                                                   ============================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                        Three Months Ended
                                                             March 31,
                                                         1997             1996
                                                   -----------------------------

Net cash  provided by (used in) operating activities   $10,276         ($ 1,664)

Investing activities:
    Capital expenditures                                  (744)            (996)
                                                   -----------------------------
Net cash (used in) investing activities                   (744)            (996)


Financing activities:
    (Decrease) in short-term notes payable to bank      (7,485)          (1,728)
    (Decrease) increase in long-term debt               (2,218)           6,011
    Sale of treasury stock                                 137              171
    Dividends paid                                      (1,235)          (1,099)
                                                   -----------------------------
Net cash (used in) provided by financing activities    (10,801)           3,355


Effect of exchange rate changes on cash                    (46)               6

                                                   =============================
Net (decrease) increase in cash                      ($  1,315)            $701
                                                   =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March  31, 1997



NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996.




NOTE  B--INVENTORIES

   Inventories are summarized as follows (dollars in thousands):

                                              March 31,          December 31,
                                                1997                1996

Finished products                            $ 34,927             $ 34,461
Work-in-process                                31,236               35,479
Raw materials and purchased components         26,149               29,966
                                            ----------           ----------
                                             $ 92,312             $ 99,906
                                            ==========           =========


NOTE C--UNUSUAL EXPENSE

   1997's first quarter included a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.20 per share). This non-recurrung charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.



NOTE D--EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING

   Earnings per share are calculated using a monthly weighted average shares outstanding and include common stock equivalents related to restricted stock.

PART I,  ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 1997 and 1996 and in the Company's financial condition during the three month period ended March 31, 1997.

Results of Operations

         Net Sales. Net sales for the quarter ended March 31, 1997 increased to $60,056,000 compared to $59,622,000 in the first quarter of 1996. U.S. sales increased by $7,390,000 or 20.2% over the quarter ended March 31, 1996, primarily as a result of strong deliveries to the auto industry. International sales other than in Europe increased by $1,094,000 as well. A softening in our European markets, however, partially offset these increases, as European sales declined by $8,050,000, or 44.4%, to $10,066,000.

         Sales of machines accounted for $41,859,000 of net sales for the first quarter of 1997, representing an increase of $3,160,000 or 8.2% over the same 1996 period. Sales of non-machine products and services in the first quarter of 1997 decreased by $2,726,000 to $18,197,000, a decline of 13.0% from 1996's first quarter.

              Our backlog of orders at March 31, 1997 increased slightly from a year ago, despite a decrease in new orders from the auto industry during the first quarter of 1997. Domestic demand continues stable across a wide customer base.

         Gross Profit. Gross margin, as a percentage of sales, was 33.6% in the first quarter of 1997, compared to 32.4% for the same period in 1996. Typically, a higher percentage of the Company's domestic sales are made through direct sales organizations as opposed to the more heavily discounted distributor based distribution channels which are more prevalent in Europe and other international markets. Thus, the higher proportion of domestic sales in the first quarter of 1997 compared to 1996 is a primary contributor to this improvement in margin percentage.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses, at 19.7% of sales in the first quarter of 1997, remained relatively flat to the 19.4% experienced in the same period of 1996.

          Unusual Expense. 1997's first quarter included a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.20 per share). This non-recurring charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

         Income from Operations. Income from operations as a percentage of net sales decreased in the three month period ended March 31, 1997 to 10.7% from the 13.0% earned for the same period in 1996. The decrease is attributable to the unusual expense described above. Excluding this one-time charge, income from operations as a percentage of net sales for the first quarter of 1997 would have been 13.9%, an increase of nearly one percent over 1996. This increase is a result of the relative improvement in gross margin while holding SG&A expenses at a constant rate.

         Interest Expense and Income. Interest expense increased to $691,000 in the first quarter of 1997, from $522,000 in the same 1996 period. While outstanding debt at March 31, 1997 was down by $10,300,000 from the prior March 31st, average outstanding debt for the first quarter of 1997 exceeded the same quarter a year earlier by approximately 17%. Additionally, an increase in average borrowing rates contributed to higher interest cost in the first quarter of 1997. Interest income, earned primarily on customer notes, remained fairly constant over the two periods.

         Income Taxes. The provisions for income taxes as a percentage of net income were approximately 40% in both the first quarter of 1997 and 1996.

         Net Income. Net income for the first quarter of 1997 was $3,514,000 or $.56 per share compared to $4,470,000 or $.72 per share for the first quarter of 1996. Net income for the first quarter of 1997 was reduced by $1,200,000 or $.20 per share as a result of the one-time charge related to the acquisition efforts described above. Excluding that charge, net income increased by 5.5% over the first quarter of 1996 as a result of higher volume and the improvement in gross margin percentage.

          Adoption of Financial Accounting Standards Board Statement No. 128. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of both primary and fully diluted earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.


Quarterly Information
         The following table sets forth certain quarterly financial data for each of the periods indicated.


                                       Three Months Ended
                    Mar. 31,   June 30,     Sept. 30,     Dec. 31,     Mar. 31,
                      1996       1996         1996          1996         1997
                 --------------------------------------------------------------
                                (in thousands, except per share data)
                 --------------------------------------------------------------
Net Sales           $ 59,622    $ 55,266    $ 47,577      $57,830     $60,056
Gross Profit          19,332      18,477      17,103       20,119      20,178
SG&A  expense         11,570      10,946      10,849       11,693      11,804
Unusual expense                                                         1,960
Income from
 operations            7,762       7,531       6,254        8,426       6,414
Net income             4,470       4,320       3,435        5,063       3,514
Net income per share     .72         .69         .56          .82         .56
Weighted average
 shares outstanding    6,199       6,228       6,189        6,204       6,225

Liquidity and Capital Resources

         Hardinge's current ratio at March 31, 1997 was 5.07:1 compared to 4.20:1 at December 31, 1996. Current assets decreased by $5,185,000 during the first three months of 1997 primarily due to a reduction in inventory of $7,594,000 resulting from deliveries during the quarter of large orders for the automotive industry. Likewise, an offsetting increase in accounts receivable of $2,875,000 attributable in part to those same deliveries accounts for the majority of the remaining change in current assets. A decrease of $7,253,000 in current liabilities during the quarter is mainly attributable to the significant reduction in current borrowing resulting from these lower working capital requirements.

         In the first three months of 1997, operating activities generated $10,276,000 of cash, while operating activities in the same period of 1996 used $1,664,000 of cash. This large increase was primarily a result of the reduced working capital requirements previously discussed. The major financing activity during the first quarter of 1997 was the large repayment of short and long-term debt of $9,703,000, while debt was increased by $4,283,000 during the first quarter of 1996. Additional cash was required during both periods to fund capital expenditures and dividend payments.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $7,463,000 and $7,067,000 of customer notes in the first three months of 1997 and 1996, respectively.

         Hardinge maintains revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis, $30,000,000 through August 1, 1997 and $20,000,000 through November 1, 1999. At those times, the outstanding amounts convert, at the Company's option, to term loans payable quarterly over four years through 2001 and 2003, respectively. These facilities, along with other short term credit agreements, provide for immediate access of up to $55,000,000. At March 31, 1997, outstanding borrowings under these arrangements totaled $20,791,000.

         In March, 1996, we completed negotiations with a syndication of banks on a long term note agreement for $17,750,000. The proceeds were used to pay down the amount on the revolving loan agreement which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments began in 1996, and principal payments begin in 1998. The agreement contains financial covenants consistent with the revolving loan agreements.

              We believe that currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

Part II - OTHER INFORMATION


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Default  upon Senior Securities
         None

Item 4. Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information

              On April 14, 1997 Hardinge completed a stock purchase agreement under which it acquired 100% of the outstanding shares of Hansvedt Industries, Inc., an Urbana, Illilois-based manufacturer of electrical discharge machines
(EDM) and related equipment. Electrical discharge machines are used to produce complex metal parts through a process of erosion with electricity using either a cutting wire or electrode. Hansvedt Industries, which was privately held and is the largest U.S. manufacturer of EDM equipment, had 1996 revenues of $8,000,000 and has 75 employees. The acquisition was financed using Hardinge's existing credit lines.

         At its meeting on April 22, 1997, our Board of Directors declared a dividend of $.19 per share payable on June 10, 1997, to shareholders of record on May 30, 1997.

             This report contains statements of a forward-looking nature relating to the financial performance of Hardinge Inc. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve risk, because actual results could differ materially from those projected. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are changes in general economic conditions in the U.S. or internationally, actions taken by customers or competitors, the receipt of more or fewer orders than expected, and changes in the cost of materials. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

Item 6.  Exhibits and Reports on Form 8-K

         A.    Exhibits

                   10.1 Employment Agreement with Joesph P. Colvin, effective January 1, 1997.

                   10.2 Employment Agreement with J. Patrick Ervin, effective January 1, 1997.

                   10.3 Employment Agreement with Richard L. Simons, effective January 1, 1997.

                   10.4 Employment Agreement with Daniel P. Soroka, effective January 1, 1997.

                   27.    Financial Data Schedule.

         B.    Reports on Form 8-K

                     There were no reports on Form 8-K filed during the quarter.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC.



By:  /s/ Robert E. Agan
     Robert E. Agan
     Chairman of the Board and Chief Executive Officer

     Date: May 13, 1997



By:  /s/ J. Allan Krul
     J. Allan Krul
     President and Chief Operating Officer

     Date: May 13, 1997



By:  /s/ Malcolm L. Gibson
     Malcolm L. Gibson
     Executive Vice President and Chief Financial Officer
     (Principal Financial Officer)

     Date: May 13, 1997



By:  /s/ Richard L. Simons
     Richard L. Simons
     Vice President - Finance  (Principal Accounting Officer)

     Date: May 13, 1997