Form 10-Q
period 1997-06-30
HARDINGE INC
filed 1997-08-14
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

 (607) 734-2281


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of June 30, 1997 there were 6,504,498 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I  Financial Information                                             Page

        Item 1.   Financial Statements

                  Consolidated Balance Sheets at June 30, 1997 and
                  December 31, 1996.                                        3

                  Consolidated  Statements of Income and Retained
                  Earnings for the three months ended June 30, 1997 and
                  1996, and the six months ended June 30, 1997 and 1996.    5

                  Condensed Consolidated  Statements of Cash Flows for
                  the six months ended June 30, 1997 and 1996.              6

                  Notes to Consolidated Financial Statements.               7

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                      8

Part II Other Information

        Item 1.      Legal Proceedings                                      12

        Item 2.      Changes in Securities                                  12

        Item 3.      Default upon Senior Securities                         12

        Item 4.      Submission of Matters to a Vote of Security Holders    12

        Item 5.      Other Information                                      12

        Item 6.      Exhibits and Reports on Form 8-K                       12

        Signatures                                                          13

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands)

                                                       June 30,       Dec. 31,
                                                         1997           1996
                                                -------------------------------
                                                     (Unaudited)
Assets
Current assets:
     Cash                                             $  1,392        $  2,636
     Accounts receivable                                48,643          41,150
     Notes receivable                                    5,916           5,070
     Inventories                                        90,794          99,906
     Deferred income taxe                                2,158           2,158
     Prepaid expenses                                    1,198           1,656
                                                -------------------------------
Total current assets                                   150,101         152,576


Property, plant and equipment:
     Property, plant and equipment                     125,580         117,606
     Less accumulated depreciation                      60,153          53,716
                                                -------------------------------
                                                        65,427          63,890


Other assets:
     Notes receivable                                   10,798          11,791
     Deferred income taxes                                 511             651
     Goodwill                                            4,364
     Other                                                 222             254
                                                -------------------------------
                                                        15,895          12,696



                                                -------------------------------
Total assets                                          $231,423        $229,162
                                                ===============================

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                       June 30,       Dec. 31,
                                                         1997           1996
                                                -------------------------------
                                                     (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                 $ 11,248        $ 12,067
     Notes payable to bank                               3,569          10,950
     Accrued expenses                                   12,470          10,676
     Accrued income taxes                                1,177           1,017
     Deferred income taxes                               1,390             896
     Current portion long-term debt                        826             714
                                                -------------------------------
Total current liabilities                               30,680          36,320


Other liabilities:
     Long-term debt                                     40,009          37,156
     Accrued pension plan expense                        1,485           1,485
     Deferred income taxes                               1,525           1,657
     Accrued postretirement benefits                     5,173           4,999
                                                -------------------------------
                                                        48,192          45,297

Shareholders' equity
     Preferred stock, Series A, par value $.01:
              Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
              Authorized shares - 20,000,000
              Issued  shares  -  6,511,703                  65              65
     Additional paid-in capital                         57,974          57,027
     Retained earnings                                 105,498          99,622
     Treasury shares                                      (208)           (343)
     Cumulative foreign currency translation adjustment (5,515)         (3,731)
     Deferred employee benefits                         (5,263)         (5,095)
                                                -------------------------------
Total shareholders' equity                             152,551         147,545

                                                -------------------------------
Total liabilities and shareholders' equity            $231,423        $229,162
                                                ===============================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)



                                    Three months ended       Six months ended
                                          June 30,               June 30,
                                      1997       1996        1997       1996
                                   --------------------     --------------------

     Net Sales                      $63,668    $55,266      $123,724   $114,888
     Cost of sales                   42,334     36,789       82,212      77,079
     ---------------------------------------------------------------------------
     Gross profit                    21,334     18,477       41,512      37,809

     Selling, general and
      administrative expenses        12,975     10,946       24,779      22,516
     Unusual expense                                          1,960
     ---------------------------------------------------------------------------
     Income from operations           8,359      7,531       14,773      15,293

     Interest expense                   674        675        1,365       1,197
     Interest (income)                 (188)      (167)        (354)       (382)
     ---------------------------------------------------------------------------
     Income before income taxes       7,873      7,023       13,762      14,478

     Income taxes                     3,040      2,703        5,415       5,688

     ---------------------------------------------------------------------------
     Net income                       4,833      4,320        8,347       8,790


     Retained earnings at beginning
      of period                      101,901    90,035       99,622      86,666
     Less dividends declared           1,236     1,097        2,471       2,198
     ===========================================================================
     Retained earnings at end of
      period                        $105,498  $ 93,258     $105,498    $ 93,258
     ===========================================================================

     Weighted average number
      of common shares outstanding     6,236     6,228        6,252       6,228
     ===========================================================================
     Per share data:

         Net Income                  $   .78   $   .69     $   1.34    $   1.41
     ===========================================================================

         Dividends Declared          $   .19   $   .17     $    .38    $    .34
     ===========================================================================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                          Six Months Ended
                                                              June 30,
                                                        1997            1996
                                              ----------------------------------

Net cash  provided by (used in)
 operating activities                                 $18,308         ($ 2,398)

Investing activities:
    Capital expenditures                               (5,124)          (6,384)
    Proceeds from sale of assets                                            24
    Investment in subsidiary                           (4,588)
                                              ----------------------------------
Net cash (used in) investing activities                (9,712)          (6,360)


Financing activities:
    (Decrease) increase in short-term notes
     payable to bank                                   (6,801)             364
    (Decrease) increase in long-term debt                (652)          10,036
    Sale of treasury stock                                137              171
    Dividends paid                                     (2,471)          (2,199)
                                              ----------------------------------
Net cash (used in) provided by
 financing activities                                  (9,787)           8,372


Effect of exchange rate changes on cash                   (53)              (1)

                                              ==================================
Net (decrease) in cash                              ($  1,244)           ($387)
                                              ==================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1997



NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996.



NOTE  B--INVENTORIES

   Inventories are summarized as follows (dollars in thousands):


                                                   June 30,       December 31,
                                                     1997             1996
                                                 -------------   --------------
Finished products                                $   32,791          $ 34,461
Work-in-process                                      31,259            35,479
Raw materials and purchased components               26,744            29,966
                                                 -------------   --------------
                                                   $ 90,794          $ 99,906
                                                 =============   ==============



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

PART I,  ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
 OPERATIONS

         The following are management's comments relating to significant changes in the results of operations for the three month and six month periods ended June 30, 1997 and 1996 and in the Company's financial condition during the six month period ended June 30, 1997.

Results of Operations

         Net Sales. Net sales for the quarter ended June 30, 1997 were $63,668,000, an increase of $8,402,000, or 15.2%, over 1996's second quarter sales of $55,266,000. Year to date sales of $123,724,000 for the first six months of 1997 represent a 7.7% increase over the $114,888,000 net sales for the same 1996 period.

         Machine sales accounted for $43,103,000 of net sales for the second quarter of 1997, representing a 19.6% increase from the same 1996 period. Year to date June 30, 1997 sales of machines accounted for $84,962,000, a 13.7% increase over the $74,739,000 sales in the same 1996 period. Sales of non-machine products and services in the second quarter of 1997 increased to $20,565,000 from $19,292,000 for the same 1996 period, a 6.6% increase. Year to date sales of this product group were $38,762,000, down 3.6% from $40,149,000 the previous year. Factors in the increased machine sales for both the three and six month periods were the success of the Company's new Cobra(TM)42 product and a number of large deliveries of automotive orders during both the first and second quarters of this year.

         Geographically, these same factors resulted in a large increase in sales in the United States. Second quarter U.S. sales of $44,650,000 exceeded 1996's second quarter by $9,533,000, or 27%. Similarly, U.S. sales for the first six months of 1997 were up by $16,923,000 over the previous year, an increase of nearly 24%. European sales continue to lag behind the previous year. Sales for the second quarter were down from the previous year by 21%, but considerably less than the first quarter's shortfall of 44%. Year to date sales to European customers were $22,144,000, down 34% from the 1996 level. International sales to the remainder of the world continued to increase in the second quarter, with a volume of $6,900,000 representing an increase of 46% over the previous year. For the six months ended June 30, 1997, these sales increased to $12,900,000, 34% over the 1996 level.

         Gross Profit. Gross margin for the second quarter 1997, as a percentage of sales, remained relatively unchanged from the second quarter 1996 level, at 33.5% compared to 33.4%. Gross margins for the first six months of 1997 and 1996 were 33.6% and 32.9%, respectively. The improvement was due primarily to lower distribution discounts in the United States compared to Europe, as reported for the first quarter.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were 20.4% of sales during the second quarter of 1997 compared to 19.8% a year earlier. The increase resulted in part from higher commission costs related to the Company's increased sales and in part to the acquisition of Hansvedt Industries, Inc. as described below. SG&A expenses for the six months ended June 30, 1997 and 1996 were 20% and 19.6%, respectively.

         Income from Operations. Income from operations as a percentage of net sales decreased for the three months ended June 30, 1997 to 13.1%, from 13.6% a year earlier, as a result of the increase in SG&A costs discussed above. Prior to the non-recurring charge related to acquisition efforts which was reported during the first quarter of this year, income from operations for the first six months of 1997 increased to 13.6% of sales compared to 13.3% for the same period of 1996. With this charge taken into consideration, operating earnings for the first half of 1997 were 11.9% of sales.

         Interest Expense. Interest expense totaled $674,000 in the second quarter of 1997 compared to $675,000 in the same 1996 period. Average borrowings were only slightly higher in the second quarter of 1997 compared to 1996, and the average consolidated interest rate was slightly lower. Interest expense for the six month periods ended June 30, 1997 and 1996 was $1,365,000 and $1,197,000, respectively.

         Interest Income. Interest income remained fairly constant in the comparative periods of 1997 and 1996, with the majority of this category coming from interest on financing of customer purchases.

         Income Taxes. The provisions for income taxes as percentages of income before income taxes were nearly identical for both second quarter and year-to-date, at 38.6% and 39.3%, for the second quarter and first half of 1997, respectively, compared to 38.5% and 39.3% for the same 1996 periods.

         Net Income. Net income for the second quarter of 1997 was $4,833,000, or $.78 per share, an increase of $513,000 or 11.9% from the same 1996 period. Year to date 1997 net income was $8,347,000, or $1.34 per share, compared to $8,790,000, or $1.41 per share for the same 1996 period. 1997's net income has been reduced by $1,200,000, or $.20 per share, as a result of the previously reported non-recurring charge related to first quarter 1997 acquisition efforts. Excluding that charge, net income for the first half of 1997 was $9,547,000, or $1.52 per share, an increase of 8.6% over the first half of 1996. This improvement in performance is primarily the result of increased volume coupled with successful margin and operating cost management.

               Acquisition. In April, 1997 the Company acquired 100% of the outstanding shares of Hansvedt Industries, Inc., an Urbana, Illinois-based manufacturer of Electronic Discharge Machines (EDM) and related equipment. Electronic discharge machines are used to produce complex metal parts through a process of erosion with electricity using either a cutting wire or electrode. Hansvedt Industries, which was privately held and is the largest U.S. manufacturer of EDM equipment, had 1996 revenues of $8,000,000 and has approximately 75 employees.

Quarterly Information

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                         Three Months Ended
                      ----------------------------------------------------------
                      March 31, June 30,  Sept.30,  Dec. 31,  March 31, June 30,
                        1996      1996     1996      1996      1997      1997
                      ----------------------------------------------------------
                                (in thousands, except per share data)
                      ----------------------------------------------------------
Net Sales             $ 59,622  $ 55,266  $47,577   $57,830   $60,056    $63,668
Gross Profit            19,332    18,477   17,103    20,119    20,178     21,334
SG&A expense            11,570    10,946   10,849    11,693    11,804     12,975
Unusual expense                                                 1,960
Income from operations   7,762     7,531    6,254     8,426     6,414      8,359
Net income               4,470     4,320    3,435     5,063     3,514      4,833
Net income per share       .72       .69      .56       .82       .56        .78
Weighted averages
 shares outstanding      6,199     6,228    6,189     6,204     6,225      6,236

Liquidity and Capital Resources


         Hardinge's current ratio at June 30, 1997 was 4.89:1 compared to 4.20:1 at December 31, 1996. The high level of sales in the first half of 1997 resulted in an increase in accounts and current notes receivable of $8,339,000. During the same period, however, inventories were reduced by $9,112,000 as work in process and finished goods for a number of large orders for automotive customers were completed and shipped. The net result of these changes combined with a number of smaller differences was an overall reduction in current assets of $2,475,000 from December 31, 1996 to June 30, 1997. On the other hand, current liabilities also decreased by $5,640,000, primarily as a result of repayment of bank debt at the L. Kellenberger & Co. AG subsidiary. The repayment was financed by Hardinge's long-term credit facilities.

         In the first half of 1997, operating activities provided $18,308,000 of cash, while operating activities in the first half of 1996 used $2,398,000 of cash. Nearly all of this change in cash generation was provided by changes in inventory levels. During the first half of 1996, inventories were building significantly for the launch of the new Cobra(TM)42 lathe and to support a number of large orders with extended delivery dates. During the first half of 1997 inventories declined significantly as noted above, as these orders have now been shipped and the Cobra introduction has been completed. During the first half of 1997, the cash generated by operating activities was used to repay $ 7,453,000 of short and long-term debt. Cash was also used for the Hansvedt acquisition, capital expenditures and to pay dividends.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $17,400,000 of customer notes in the first half of 1997, compared to $15,000,000 during the same period of 1996.

         At June 30, 1997 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis, $30,000,000 through August 1, 1997 and $20,000,000 through November 1, 1999. At those times, the outstanding amounts convert, at the Company's option, to term loans payable quarterly over four years through 2001 and 2003, respectively. These facilities, along with other short term credit agreements, provided for immediate access of up to $57,000,000. At June 30, 1997, outstanding borrowings under these arrangements totaled $24,191,000.

         On July 31, 1997, the Company completed a new unsecured revolving credit arrangement with a group of banks which replaces the $30,000,000 agreement expiring on August 1, 1997. This new facility, which has no term loan conversion option, provides for borrowings up to $50,000,000 through August 1, 2002, bringing the total available funds under the Company's revolving and other short term credit facilities to $77,000,000. This increase will provide Hardinge with further flexibility in financing its world-wide operations.

         In March, 1996, the Company completed negotiations with a syndication of banks on a long term credit agreement for $17,750,000. The proceeds were used to pay down the amount on the revolving loan agreement which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments began in 1996, and principal payments begin in 1998. The agreement contains financial covenants consistent with the revolving loan agreements.

         We  believe  that  the  currently   available   funds  and  credit
facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

         This report contains statements of a forward-looking nature relating to the financial performance of Hardinge Inc. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve risk, because actual results could differ materially from those projected. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are changes in general economic conditions in the U.S. or internationally, actions taken by customers or competitors, the receipt of more or fewer orders than expected , and changes in the cost of materials. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

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

          Item 3.  Default upon Senior Securities
                   None

          Item 4.  Submission of Matters to a Vote of Security Holders
                   None

          Item 5.  Other Information
                   None

          Item 6.  Exhibits and Reports on Form 8-K

                   A.   Exhibits

                        27.  Financial Data Schedule

                   B.   Reports on Form 8-K

                        There were no reports on Form 8-K filed during this quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Hardinge Inc.




August 14, 1997                      By:_/s/ Robert E. Agan_____________________
Date                                     Robert E. Agan
                                         Chairman of the Board and
                                         Chief Executive Officer



August 14, 1997                      By:_/s/ J. Allan Krul______________________
Date                                     J. Allan Krul
                                         President and Chief Operating Officer



August 14, 1997                      By:_/s/ Malcolm L. Gibson__________________
Date                                     Malcolm L. Gibson
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)



August 14, 1997                      By:_/s/ Richard L. Simons__________________
Date                                     Richard L. Simons
                                         Vice President - Finance
                                         (Principal Accounting Officer)