Form 10-Q
period 1997-09-30
HARDINGE INC
filed 1997-11-13
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

Hardinge Inc.
One Hardinge Drive
Elmira, NY 14902
(Address of principal executive offices)  (Zip code)

                                 (607) 734-2281
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of September 30, 1997 there were 6,506,779 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I       Financial Information                                         Page

             Item 1.   Financial Statements

                       Consolidated Balance Sheets at September 30,
                       1997 and December 31, 1996.                           3

                       Consolidated Statements of Income and Retained Earnings for the three months ended September
                       30, 1997 and 1996, and the nine months ended
                       September 30, 1997 and 1996.                          5

                       Condensed Consolidated  Statements of Cash Flows
                       for the nine months ended September 30, 1997 and
                       1996.                                                 6

                       Notes to Consolidated Financial Statements.           7

             Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.                  9

Part II      Other Information

             Item 1.   Legal Proceedings                                    13

             Item 2.   Changes in Securities                                13

             Item 3.   Default upon Senior Securities                       13

             Item 4.   Submission of Matters to a Vote of Security Holders  13

             Item 5.   Other Information                                    13

             Item 6.   Exhibits and Reports on Form 8-K                     13

             Signatures                                                     14

PART I,  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands)

                                                     Sept. 30,        Dec. 31,
                                                        1997           1996
                                              -------------------------------
                                                    (Unaudited)
Assets
Current assets:
     Cash                                            $  4,117        $  2,636
     Accounts receivable                               43,705          41,150
     Notes receivable                                   5,074           5,070
     Inventories                                       90,367          99,906
     Deferred income taxes                              2,158           2,158
     Prepaid expenses                                   1,369           1,656
                                              -------------------------------
Total current assets                                  146,790         152,576


Property, plant and equipment:
     Property, plant and equipment                    126,651         117,606
     Less accumulated depreciation                     61,896          53,716
                                              -------------------------------
                                                       64,755          63,890


Other assets:
     Notes receivable                                  11,484          11,791
     Deferred income taxes                                441             651
     Goodwill                                                           4,340
     Other                                                184             254
                                              -------------------------------
                                                       16,449          12,696



                                              -------------------------------
Total assets                                         $227,994        $229,162
                                              ===============================




See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                      Sept. 30,       Dec. 31,
                                                        1997           1996
                                               -------------------------------
                                                    (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                $ 12,702        $ 12,067
     Notes payable to bank                              2,193          10,950
     Accrued expenses                                  13,120          10,676
     Accrued income taxes                               1,026           1,017
     Deferred income taxes                              1,680             896
     Current portion long-term debt                       816             714
                                              -------------------------------
Total current liabilities                              31,537          36,320


Other liabilities:
     Long-term debt                                    32,694          37,156
     Accrued pension plan expense                       1,485           1,485
     Deferred income taxes                              1,539           1,657
     Accrued postretirement benefits                    5,197           4,999
                                              -------------------------------
                                                       40,915          45,297

Shareholders' equity
     Preferred stock, Series A, par value $.01:
              Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
              Authorized shares - 20,000,000
              Issued  shares  -  6,511,703                 65              65
     Additional paid-in capital                        57,855          57,027
     Retained earnings                                108,249          99,622
     Treasury shares                                     (141)           (343)
     Cumulative foreign currency translation
      adjustment                                       (5,611)         (3,731)
     Deferred employee benefits                        (4,875)         (5,095)
                                               -------------------------------
Total shareholders' equity                             155,542         147,545

                                               -------------------------------
Total liabilities and shareholders' equity            $227,994        $229,162
                                               ===============================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)



                                     Three months ended     Nine months ended
                                       September 30,          September 30,
                                       1997      1996         1997      1996
                                     -------------------   --------------------

     Net Sales                        $56,772   $47,577    $180,496   $162,465
     Cost of sales                     37,579    30,474     119,791    107,553
     --------------------------------------------------------------------------
     Gross profit                      19,193    17,103      60,705     54,912

     Selling, general and
      administrative expenses          12,393    10,849      37,172     33,365
     Unusual expense                                          1,960
     --------------------------------------------------------------------------
     Income from operations             6,800     6,254      21,573     21,547

     Interest expense                     531       739       1,896      1,936
     Interest (income)                   (176)     (174)       (530)      (556)
     --------------------------------------------------------------------------
     Income before income taxes         6,445     5,689      20,207     20,167

     Income taxes                       2,460     2,254       7,875      7,942
     --------------------------------------------------------------------------
     Net income                         3,985     3,435      12,332     12,225

     Retained earnings at beginning
      of period                       105,498    93,258      99,622     86,666
     Less dividends declared            1,234     1,099       3,705      3,297
     ==========================================================================
     Retained earnings at end of
      period                         $108,249  $ 95,594    $108,249   $ 95,594
     ==========================================================================

     Weighted average number
      of common shares outstanding      6,278     6,189       6,275      6,212
     ==========================================================================

     Per share data:

         Net Income                   $   .63   $   .56    $   1.97   $   1.97
     ==========================================================================

         Dividends Declared           $   .19   $   .17    $    .57   $    .51
     ==========================================================================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                        Nine Months Ended
                                                          September 30,
                                                       1997            1996
                                              ---------------------------------

Net cash  provided by (used in)
 operating activities                                $32,042         ($ 2,145)

Investing activities:
    Capital expenditures                              (6,211)         (10,320)
    Proceeds from sale of assets                          17               26
    Investment in subsidiary                                           (4,588)
                                              ---------------------------------
Net cash (used in) investing activities              (10,782)         (10,294)


Financing activities:
    (Decrease) increase in short-term
      notes payable to bank                           (8,124)             823
    (Decrease) increase in long-term debt             (7,977)          15,336
    Sale (purchase) of treasury stock                     84             (606)
    Dividends paid                                    (3,705)          (3,299)
                                              ---------------------------------
Net cash (used in) provided by
 financing activiies                                 (19,722)          12,254


Effect of exchange rate changes on cash                  (57)               2

                                              ---------------------------------
Net increase (decrease) in cash                     $  1,481            ($183)
                                              =================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September  30, 1997



NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1996.



NOTE  B--INVENTORIES

   Inventories are summarized as follows (dollars in thousands):

                                              September 30,      December 31,
                                                  1997               1996
                                            ----------------    ---------------
Finished products                              $  32,719          $  34,461
Work-in-process                                   32,124             35,479
Raw materials and purchased components            25,524             29,966
                                            ----------------    ---------------
                                               $  90,367           $ 99,906
                                            ================    ===============



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

September  30, 1997



NOTE E--REPORTING COMPREHENSIVE INCOME

   In June, 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting
Comprehensive Income" which is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt this SFAS in the quarter ending March 31, 1998, and will reclassify its financial statements for earlier periods provided for comparative purposes. Under this SFAS, changes in cumulative foreign currency translation adjustment of ($1,880,000) for the nine months ended September 30, 1997 and ($2,003,000) for the year ended December 31, 1996, currently reported as a separate component of shareholders' equity, would be reclassified under shareholders' equity as reduction to comprehensive income.

PART I, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following are management's comments relating to significant changes in the results of operations for the three month and nine month periods ended September 30, 1997 and 1996 and in the Company's financial condition during the nine month period ended September 30, 1997.

Results of Operations

         Net Sales. Net sales for the quarter ended September 30, 1997 increased by 19.3% to $56,772,000 from $47,577,000 in the same 1996 period. Year to date sales of $180,496,000 for the first nine months of 1997 represent an increase of 11.1% over net sales of $162,465,000 for the same 1996 period.

         Sales of machines accounted for $36,669,000 of net sales for the third quarter of 1997, representing a 23.0% increase over the same quarter last year. Sales of non-machine products and services in the third quarter of 1997 increased to $20,103,000, a 13.2% increase over the same 1996 period. Year to date sales of machines increased to $121,789,000, a 16.5% increase over the previous year, while non-machine product sales of $58,707,000 for the nine months ended September 30, 1997 represented an increase of 1.4% over last year.

         Machine shipments accounted for 64.6% of total net sales for the third quarter and 67.5% for the first nine months of 1997. In 1996, sales of this product group accounted for 62.7% and 64.4% of third quarter and first nine month total net sales, respectively. Both the level of sales of machine products and the proportion of machine sales to total shipments has risen throughout 1997 when compared to the previous year. Significantly higher deliveries to automotive customers during 1997 and the very successful introduction of the Company's Cobra(TM) line of low cost turning machines have contributed to this increase. Additionally, the acquisition of Hansvedt Industries, Inc. during the second quarter of this year has added incremental sales of electronic discharge machines (EDM) to 1997's machine sales volume.

         For the same reasons, sales to customers in the United States increased by 34.9% to $41,256,000 for the third quarter of 1997, compared to $30,573,000 a year earlier. Similarly, year to date U.S. sales at $129,937,000 represent an increase of 27.0% over the previous year. Sales to European customers continue to lag behind last year, however, the shortfall has lessened considerably as the year progresses. During the third quarter, European sales of $11,561,000 were 9.6% less than the same 1996 quarter, whereas the decline for the first and second quarters of 1997 compared to 1996 was 44.4% and 21%, respectively. For the year to date, European sales at $33,705,000 were 27.2% behind 1996. Sales to the remainder of the world were relatively flat at $3,955,000 for the quarter ended September 30, 1997, but, at $16,855,000 for year to date 1997, represented an increase of 21.7% over the previous year.

         Gross Profit. Gross margin, as a percentage of sales, was 33.8% in the third quarter of 1997 compared to 35.9% for the same 1996 quarter. Gross margin percentages for the nine month periods ended September 30, 1997 and 1996 were 33.6% and 33.8%, respectively. The gross margin percentage for the third quarter of 1996 was unusually high, resulting from the mix of products sold and high production utilization rates, as previously reported.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses, at 21.8% of sales in the third quarter of 1997, were 1.0% of sales less than the previous year's third quarter. The reduction in percentage results from the fixed portion of these expenses being compared to a higher sales volume. This improvement offsets a higher percentage rate of SG&A expenses previously reported for the first half of 1997, and as a result, year to date expenses for the first nine months of 1997, at 20.6% of sales, were relatively flat compared to 1996's 20.5%.

         Income from Operations. Income from operations for the quarter ended September 30, 1997 was $6,800,000 compared to $6,254,000 during the same quarter last year. As a percentage of net sales, operating income was 12.0% compared to 13.1% for the previous year's third quarter. This was a result of the lower gross margin described above, partially offset by the lower rate of SG&A expenses. Prior to the non-recurring charge related to acquisition efforts which was reported during the first quarter of this year, income from operations for the nine months ended September 30, 1997 was $23,533,000, or 13.0% of sales. Operating income for the same period of 1996 was $21,547,000, or 13.3% of sales. With this non-recurring charge taken into consideration, operating income for the nine months ended September 30, 1997 was $21,573,000, or 12.0% of sales.

         Interest Expense. Interest expense decreased to $531,000 in the third quarter of 1997, from $739,000 in the same 1996 period. During the third quarter of 1997, outstanding debt was reduced by $8,700,000, resulting in the lower expense. For the nine month periods ended September 30, 1997 and 1996, interest expense totaled $1,896,000 and $1,936,000, respectively.

         Interest Income. Interest income continued to remain flat for both the 1997 quarter and year to date when compared to the prior year. Interest income is derived mainly from financing of customer purchases.

         Income Taxes. The provision for income taxes as a percentage of net income was 38.2% and 39.0%, for the third quarter and first nine months of 1997, respectively, compared to 39.6% and 39.4% for the same 1996 periods. The consolidated tax percentage for the third quarter of 1997 was slightly lower than the other periods due to the mix of pre-tax profits among taxing jurisdictions.

         Net Income. Net income for the third quarter of 1997 was $3,985,000, or $.63 per share, an increase of $550,000 or 16.0% from the same 1996 period. Year to date 1997 net income was $12,332,000, or $1.97 per share, compared to $12,225,000, also $1.97 per share, for the same 1996 period. As previously reported, 1997's net income has been reduced by $1,200,000, or $.20 per share, resulting from a non-recurring charge related to first quarter 1997 acquisition efforts. Excluding that charge, net income for the first nine months of 1997 was $13,532,000, or $2.17 per share, an increase of $1,307,000, or 10.7%, over the same period last year. The net income gain is attributable to increased volume as a result of continued strong U.S. demand coupled with ongoing introduction of new products.

Quarterly Information
         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                          Three Months Ended
                               ------------------------------------------------
                                March 31,    June 30,    Sept. 30,
                                   1997        1997        1997
                               ------------------------------------------------
                                     (in thousands, except per share data)
                               ------------------------------------------------
      Net Sales                 $ 60,056     $ 63,668     $ 56,772
      Gross Profit                20,178       21,334       19,193
      SG&A expense                11,804       12,975       12,393
      Unusual expense              1,960
      Income from operations       6,414        8,359        6,800
      Net income                   3,514        4,833        3,985
      Net income per share           .56          .78          .63
      Weighted average shares
       outstanding                 6,225        6,236        6,278


                                          Three Months Ended
                             --------------------------------------------------
                                March 31,     June 30,    Sept. 30,    Dec. 31,
                                  1996          1996        1996         1996
                             --------------------------------------------------
                                    (in thousands, except per share data)
                             --------------------------------------------------
      Net Sales                 $ 59,622     $ 55,266     $ 47,577    $ 57,830
      Gross Profit                19,332       18,477       17,103      20,119
      SG&A expense                11,570       10,946       10,849      11,693
      Unusual expense
      Income from operations       7,762        7,531        6,254       8,426
      Net income                   4,470        4,320        3,435       5,063
      Net income per share           .72          .69          .56         .82
      Weighted average shares
       outstanding                 6,199        6,228        6,189       6,204


Liquidity and Capital Resources

         Hardinge's operating activities for the nine months ended September 30, 1997 provided funds totaling $32,042,000 compared to using funds of $ 2,145,000 for the same period a year earlier, for a net increase in operating funds of $34,187,000 between the two periods. The 1997 and 1996 nine month periods generated $18,813,000 and $17,652,000, respectively, from net income plus depreciation and amortization. However, an increase in inventory of $14,280,000 was recorded during the nine months ended September 30, 1996 to support the introduction of the new Cobra(TM)42 lathe and to support a number of large orders with extended delivery dates. During the nine months ended September 30, 1997, these additional inventories were sold, resulting in a reduction in inventory of $11,804,000. These large changes in inventory levels plus the pay down during the 1996 period of $7,181,000 in accounts payable from the previous year end were responsible for $33,265,000 of this improvement in funds provided by operations between the two nine month periods.

        With the funds provided from the activities described above, the Company repaid short and long-term debt totaling $16,101,000 during the nine months ended September 30, 1997. This contrasts to the same 1996 period, when short and long-term debt were increased by a total of $16,159,000. Capital expenditures and acquisition activities required $10,782,000 and $10,294,000 in funds for the nine month periods ended September 30, 1997 and 1996, respectively. Dividend payments for the same periods were $3,705,000 and $3,299,000. The net result of all operating, financing, and investing activities was an increase in cash of $1,481,000 for the nine months ended September 30, 1997 compared to a decrease in cash of $183,000 during the same period of the previous year.

        Hardinge's current ratio at September 30, 1997 was 4.65:1, compared to 4.20:1 at December 31, 1996.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $25,400,000 of customer notes in the first nine months of 1997, compared to $20,000,000 during the same period of 1996.

         At September 30, 1997 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999 and $50,000,000 through August 1, 2002. Any amounts outstanding on the $20,000,000 line expiring November 1, 1999 convert, at the Company's option, to term loans payable quarterly over four years through 2003. The $50,000,000 line has no conversion option. These facilities, along with other short term credit agreements, provided for immediate access of up to $77,000,000. At September 30, 1997, outstanding borrowings under these arrangements totaled $16,612,000.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         Common Stock

         Effective August 25, 1997, the American Stock Transfer and Trust Company ("American") resigned as Rights Agent under the Rights Agreement and Fifth Third Bank accepted the Registrant's appointment to succeed American as Rights Agent under the Agreement. An amendment to the Rights Agreement was filed September 29, 1997 on Form 8A/A.

Item 3.  Default upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
              None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.        Exhibits

         10.1.     Credit  Agreement dated August 1, 1997 among Hardinge Inc.
                   and the Banks signatory   thereto and The Chase Manhattan
                   Bank as Agent.

         10.2. Amendment Number One dated August 1, 1997 to Credit Agreement dated November 18, 1996 between Hardinge Inc. and Marine Midland Bank.

         10.3. Amendment Number One dated August 1, 1997 to Credit Agreement dated February 28, 1996 among Hardinge Inc. and the Banks signatory thereto and the Chase Manhattan Bank as Agent.

         10.4. Amendment Number One dated August 1, 1997 to Credit Agreement dated August 1, 1994 among Hardinge Inc. and the Banks signatory thereto and the Chase Manhattan Bank terminating said Credit Agreement.

         27.       Financial Data Schedule


         B.        Reports on Form 8-K

                   There were no reports filed on Form 8-K during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Hardinge Inc.



November 13, 1997                    By:/s/Robert E.Agan
Date                                       Robert E. Agan
                                           Chairman of the Board and Chief
                                           Executive Officer



November 13, 1997                    By:/s/J. Allan Krul
Date                                       J. Allan Krul
                                           President and Chief Operating Officer



November 13, 1997                    By:/s/Malcolm L Gibson
Date                                       Malcolm L. Gibson
                                           Executive Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)



November 13, 1997                    By:/s/Richard L. Simons
Date                                       Richard L. Simons
                                           Vice President - Finance
                                           (Principal Accounting Officer)