Form 10-K
period 1997-12-31
HARDINGE INC
filed 1998-03-12
CIK 313716

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K


[X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934.

                  For the fiscal year ended December 31, 1997.
                                  ----------
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from         to
Commission File Number 0-15760

                                  ----------

                                 HARDINGE INC.
             (Exact name of registrant as specified in its charter)

                 NEW YORK                                                                       16-0470200
-------------------------------------                                             -------------------------------------
(State or other jurisdiction of incorporation or organization)                     (I.R.S. Employer Identification No.)



One Hardinge Drive, Elmira, New York                                                            14902-1507
-------------------------------------                                             -------------------------------------
(Address of principal executive offices)                                                         Zip Code



                                (607) 734-2281
                  ------------------------------------------
              Registrant's telephone number, including area code:



Securities registered pursuant to Section 12(b) of the Act: None


Securities pursuant to section 12(g) of the Act:
      Common Stock with a par value of $.01 per share
      Preferred Stock purchase rights


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1998:
    Common Stock, $.01 par value--$145,856,646.

The number of shares outstanding of the issuer's common stock as of February 1, 1998:
    Common Stock, $.01 par value 6,537,469 shares.


DOCUMENTS INCORPORATED BY REFERENCE


Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 12, 1998 are incorporated by reference to Part III of this Form.

                     [This Page Intentionally Left Blank]


                                   FPO Blank

                                    PART I


ITEM 1.--BUSINESS


General
     Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The Company has seven wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge GmbH was established by the Company in Germany in 1987. In November 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. of Elmsford, New York (collectively referred to as "Kellenberger"). During 1996, Hardinge Shanghai Company, Ltd. was established near Shanghai, Peoples Republic of China. In April 1997, the Company acquired 100% of the outstanding stock of Hansvedt Industries, Inc., located in Urbana, Illinois.

     The Company's headquarters is located in Chemung County, New York, which is on the south-central border of upstate New York. The Company has manufacturing facilities located in Chemung County, New York, Urbana, Illinois and St. Gallen, Switzerland. The Company assembles machinery at its Shanghai, PRC facility for deliveries to customers in Asia. The Company manufactures the majority of the products it sells, purchasing a few machine accessories from other manufacturers for resale.

     References to Hardinge Inc., the "Company", or "Hardinge" are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.


Products
     Hardinge Inc. has been a manufacturer of industrial-use Super-Precision[RegTM] and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from a rough-formed part by moving multiple cutting tools arranged on a turret assembly against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced on Hardinge machines, those dimensions are often measured in millionths of inches. Hardinge considers itself to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to those dimensions.

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

     The grinding machines of Kellenberger are used to grind the inside and outside diameters of round, cylindrical parts. Such grinding machines are typically used to provide for a more exact finish on a part which has been partially completed on a lathe. The grinding machines of Kellenberger, which are manufactured in both CNC and manually controlled models, are generally purchased by the same type of customers as other Hardinge equipment and further the ability of the Company to be a sole source supplier for its customers. During 1997, Kellenberger and Hardinge combined their respective skills to introduce a new jointly developed line of grinders, the Kel-Vision.

     During 1996, the Company took yet another step to address a new market segment with the introduction of its Cobra[TM]42 CNC lathe. A basic, no frills, yet very reliable and accurate lathe, the Cobra provides a relatively inexpensive product offering for potential customers with limited financial resources. Additional models were added to this product line in 1997. Further refining its ability to provide products aimed at particular types of customer applications, Hardinge also introduced two new "long bed" lathes in 1996. These machines are specially designed to manufacture parts of greater length than would normally be possible using smaller, more conventional lathes.

     In 1997, the Company entered the market for electrical discharge machines ("EDM") with its acquisition of Hansvedt Industries, Inc. EDM's are used to produce complex metal parts through a process of erosion with electricity using either a cutting wire or electrode. EDM's are used by many of the same customers who purchase other Hardinge products, adding a new dimension to the Company's product lines without moving beyond its core businesses.

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

     In addition, the Company offers the most extensive line available in the industry of workholding and toolholding devices, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding and toolholding devices. It also offers a complete line of six-foot and twelve-foot bar feed systems for its CNC and manual turning machines, which hold the workpiece steady and feed it into the turning machine. Also produced are a variety of other optional equipment and accessories for its machines. The Company has further expanded its workholding products with the addition of its Sure-Grip[TM] line of power jaw chucks.

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

     The Company promotes recognition of its products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, the Company markets its non-machine products through publication of general catalogues and other targeted catalogues, which it distributes to existing and prospective customers.

     A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, recreational equipment, farm equipment, construction equipment, energy, and transportation. Sales to the automobile industry accounted for 17%, 9% and 21% of the Company's net sales in 1997, 1996 and 1995, respectively.

     The Company operates in a single business segment, industrial machine tools.


Competitive Conditions

     The primary competitive factors in the marketplace for the Company's machine tools are reliability, price, delivery time, service and technological characteristics. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. In the size and precision level the Company addresses with its turning machines and machining centers, the primary competition comes from several Japanese manufacturers. Several German manufacturers also compete with the Company, primarily in Europe. The Kellenberger machines compete with Japanese, German and other Swiss manufacturers. Hansvedt EDMs compete primarily with similar products produced by European and Asian builders. Management considers its segment of the industry to be extremely competitive. The Company believes that it brings superior quality, reliability, value, availability, capability and support to its customers.


Sources and Availability of Raw Materials

     The Company manufactures and assembles its lathes and machining centers and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant. Hansvedt EDM's are produced at the Company's plant in Urbana, Illinois. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in recent years.


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


     The cost of research and development, all of which has been charged to operations, amounted to $8,415,000, $7,932,000, and $5,713,000, in 1997, 1996
and 1995, respectively.


Patents

     Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.


Seasonal Trends and Working Capital Requirements

     The Company is not subject to significant seasonal trends. Its business, and that of the machine tool industry in general, is cyclical. However, the Company's quarterly results are subject to significant fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its U.S. and European customers' plants and the Company's policy of closing its facilities during the first two weeks of July. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year. During 1995 shipments of certain large orders offset this historical pattern in the third quarter.


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



Backlog

     The Company normally ships its machine products within two to three months after order. The Company's order backlog at December 31, 1997 and 1996 was $56,857,000 and $71,400,000, respectively. The reduction in backlog during 1997 is largely a result of deliveries of extended orders for automotive customers.

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

Employees
     As of December 31, 1997, the Company employed 1,510 persons, 1,254 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

Foreign Operations and Export Sales
     Information related to foreign and domestic operations and sales is included in Note 5 to consolidated financial statements contained in this Annual Report. The Company believes that its subsidiaries operate in countries where the economic climate is relatively stable.

ITEM 2.--PROPERTIES
     Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:


                                                                         Acreage (Land)
                                                                         Square Footage
        Location                        Type of Facility                   (Building)
-----------------------   -------------------------------------------   ----------------
Owned Properties
 Horseheads, New York     Manufacturing, Engineering, Turnkey           80 acres
                          Systems, Marketing, Sales, Demonstration,     515,000 sq. ft.
                          Service and Administration
 Elmira, New York         Warehouse                                     12 acres
                                                                        176,000 sq. ft.
 St. Gallen,              Manufacturing, Engineering, Turnkey           8 acres
 Switzerland              Systems, Marketing, Sales, Demonstration,     155,000 sq. ft.
                          Service and Administration
 Exeter, England          Sales, Marketing, Demonstration, Service,     2 acres
                          Turnkey Systems and Administration            27,500 sq. ft.


                                                                                          Lease
                                                                                        Expiration
          Location                      Type of Facility             Square Footage        Date
----------------------------   ----------------------------------   ----------------   -----------
Leased Properties
 Krefeld, Germany              Sales, Service and Demonstration     4,000 sq. ft.      3/31/07
 Elmsford, New York            Sales, Service                       1,500 sq. ft.      12/31/98
 Los Angeles, California       Sales, Service and Demonstration     14,500 sq. ft.     10/31/02
 Toronto, Canada               Sales, Service                       5,800 sq. ft.      6/5/01
 Charlotte, North Carolina     Sales, Service and Demonstration     6,400 sq. ft.      3/31/06
 Urbana, Illinois              Manufacturing, Engineering,          38,000 sq. ft.     12/27/99
                               Marketing, Sales, Demonstration,
                               Service and Administration
 Shanghai, PRC                 Product Assembly, Sales,             14,500 sq. ft.     7/31/99
                               Service, Demonstration and
                               Administration

ITEM 3.--LEGAL PROCEEDINGS
     The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is material to its financial condition or results of operations.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. The Company has traded on the NASDAQ market under the symbol "HDNG" since May 25, 1995. The table also includes dividends per share, by quarter.


                                1997                                  1996
                 -----------------------------------   ----------------------------------
                               Values                                Values
                 -----------------------------------   ----------------------------------
                    High        Low       Dividends       High        Low       Dividends
                 ---------   ---------   -----------   ---------   ---------   ----------
Quarter Ended
March 31          $27-1/8     $25-1/4        $ .19     $28-1/2      $25            $ .17
June 30            29-1/4      25              .19      35-1/2       26              .17
September 30       36-1/8      28-1/2          .19      31-3/4       20-3/8          .17
December 31        38-1/2      35              .21       29          23              .19

     At February 1, 1998, there were 4,277 holders of record of common stock.

ITEM 6.--SELECTED FINANCIAL DATA
     The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).


                                                                Year Ended December 31
                                              1997          1996          1995          1994         1993
                                          -----------   -----------   -----------   -----------   ----------
STATEMENT OF INCOME DATA
Net sales                                  $246,579      $220,295      $180,586      $117,336      $ 98,437
Cost of sales                               164,161       145,264       119,975        76,937        63,169
                                           --------      --------      --------      --------      --------
Gross profit                                 82,418        75,031        60,611        40,399        35,268
Selling, general and administrative
 expenses                                    49,959        45,058        36,076        27,882        25,804
Unusual expense (2)                           1,960
                                           --------      --------      --------      --------      --------
Operating income                             30,499        29,973        24,535        12,517         9,464
Interest expense                              2,378         2,770         1,369         1,479         1,343
Interest (income)                              (705)         (889)         (927)         (453)         (763)
(Gain) on sale of assets                                                   (326)         (442)
                                           --------      --------      --------      --------      --------
Income before income taxes                   28,826        28,092        24,419        11,933         8,884
Income taxes                                 10,886        10,804         9,574         5,214         3,730
                                           --------      --------      --------      --------      --------
Net income                                 $ 17,940      $ 17,288      $ 14,845      $  6,719      $  5,154
                                           ========      ========      ========      ========      ========
Per share data: (1)
Basic earnings per share: (1)
 Weighted average number of common
  shares outstanding                          6,238         6,166         4,929         3,563         3,539
 Earnings per share                        $   2.88      $   2.80      $   3.01      $   1.89      $   1.46
                                           ========      ========      ========      ========      ========
Diluted earnings per share: (1)
 Weighted average number of common
  shares outstanding                          6,285         6,224         4,954         3,572         3,545
 Earnings per share                        $   2.85      $   2.78      $   3.00      $   1.88      $   1.45
                                           ========      ========      ========      ========      ========
Cash dividends declared per share          $    .78      $    .70      $    .62      $    .84      $    .79
BALANCE SHEET DATA
Working capital                            $118,385      $116,256      $ 99,780      $ 60,520      $ 58,455
Long-term portion of notes receivable        11,951        11,791        10,936         7,744        12,460
Total assets                                245,284       229,162       211,582       121,726       111,169
Long-term debt                               31,012        37,156        27,100        15,164        18,357
Shareholders' equity                        163,184       147,545       136,103        79,776        75,462

------------
(1) All share and per share data have been restated to reflect the reclassification of stock in 1995, as explained in the notes to the financial statements.
    All share and per share data have been restated to comply with Statement of Financial Accounting Standard No. 128, Earnings Per Share, as explained in the financial statements.
(2) 1997 included a one-time charge of $1,960,000 ($1,200,000 after tax). This non-recurring charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
     The following table sets forth the net sales by product line for the periods indicated:


                                              Year Ended December 31
                                                  (in thousands)
                                          1997          1996          1995
                                      -----------   -----------   -----------
Machine sales                          $167,824      $144,725      $117,381
Non-machine products and services        78,755        75,570        63,205
                                       --------      --------      --------
Total                                  $246,579      $220,295      $180,586
                                       ========      ========      ========

Results of Operations

1997 Compared to 1996
     Net Sales. Net sales for the year 1997 were $246,579,000, an increase of 11.9% over 1996's net sales of $220,295,000. Sales in domestic U.S. markets increased by 23.6% during 1997 to a total of $182,176,000 compared to $147,390,000 in 1996. Significantly higher deliveries to automotive customers during 1997 and the continuing success of the Company's new Cobra[TM] line of low cost lathes were partially responsible for this increase. Shipments to the automotive industry accounted for 17% of the Company's 1997 sales, compared to 9% during 1996. Also, the acquisition of Hansvedt Industries, Inc. in April, 1997 added incremental sales of yet another new product line for Hardinge, electrical discharge machines. Sales to European customers totaled $43,071,000, a decrease of $13,180,000 or 23.4% from 1996's total of $56,251,000. This softening in the European market was apparent throughout the year, but lessened as the year progressed, from a shortfall of 44.4% in the first quarter to 6.0% in the fourth quarter. A significant factor affecting European sales was the approximate 15% weakening of the Swiss franc against the U.S. dollar, based on average exchange rates for 1997 compared to 1996. Sales by the Company's Swiss subsidiary, Kellenberger, increased by over 4% from 1996 to 1997 as recorded in Swiss francs. However, when translated to U.S. dollars the results indicate a decrease of over 11% as a result of the difference in exchange rates. Sales to all other areas of the world increased by 28.1%, from $16,654,000 in 1996 to $21,333,000 in 1997.

     Shipments of machines increased by $23,099,000 during 1997, accounting for 68.1% of net sales for that year compared to 65.7% in 1996. Shipments of non-machine products and services also increased by $3,185,000 during 1997. However, as a result of the larger increase in machine sales, the percentage of net sales represented by non-machine products and services decreased from 34.3% in 1996 to 31.9% in 1997. The large increase in machine sales was a result of the same factors described above which caused the increase in domestic sales.

     Gross Profit. Gross profit was $82,418,000 during 1997, an increase of 9.8% or $7,387,000 from 1996's gross profit of $75,031,000. Gross profit as a percentage of net sales was slightly lower in 1997 compared to 1996, at 33.4% compared to 1996's 34.1%. It is generally true that the margin percentage is favorably affected by an increased proportion of domestic sales, where channel of distribution costs are typically less than in other parts of the world. However, in 1997 a significant portion of these increased domestic sales were made to large automotive customers where the Company experiences somewhat lower margins. Also, the Company's machine sales have traditionally generated lower gross margins than sales of non-machine products and services. The fact that 1997's sales included a higher percentage of machine revenues than 1996 contributed to a somewhat lower margin in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of net sales were slightly lower in 1997 than 1996, at 20.3% compared to 20.5%

     Unusual Expense. 1997's first quarter included a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.20 per share). This non-recurring charge involved outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

     Income from Operations. Income from operations totaled $30,499,000 in 1997 compared to $29,973,000 in 1996. As a percentage of net sales, operating income was 12.4% in 1997 compared to 13.6% the previous year. Excluding the unusual expense described above, operating income for 1997 would have been 13.2% of net sales. The slight reduction in percentage from 1996 is attributable to the lower gross margin rate previously discussed.

     Interest Expense. Interest expense in 1997 was $2,378,000 compared to $2,770,000 in 1996. The reduction was the result of lower average outstanding borrowings in 1997.

     Interest Income. Interest income for the years 1997 and 1996 was $705,000 and $889,000, respectively. The income resulted primarily from internally financed customer sales during both years.

     Income taxes. The provision for income taxes as a percentage of pre-tax income was nearly unchanged in 1997 compared to 1996, at 37.8% in 1997 and 38.5% in 1996.

     Net Income. Net income was $17,940,000, or $2.85 per share, in 1997 compared to $17,288,000, or $2.78 per share, in 1996. Excluding the unusual expense described above, net income would have been $19,140,000 in 1997, or $3.05 per share. This would have represented an increase of $1,852,000, or 10.7% over 1996. The increase was brought about by margin on the increased sales volume described earlier, coupled with the stable rate of SG&A expenses. The Company has adopted Financial Accounting Standard No. 128, Earnings per Share, which requires presentation of both basic and diluted earnings per share amounts. The above earnings per share represent diluted earnings per share as defined by that statement. All previous earnings per share amounts have been restated to comply with the new treatment.


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

     Gross Profit: Gross profit increased by $14,420,000 or 23.8% to $75,031,000 in 1996, primarily as a result of increased sales. Gross profit as a percentage of sales improved to 34.1% in 1996 from 33.6% in 1995. The improvement resulted in part from the Company's use of advanced technology to upgrade its manufacturing efficiency. Another factor contributing to this increase was a higher portion of sales through the Company's direct sales organizations, relative to sales made to independent distributors, where discounts are generally higher. Sales of non-machine products and services continue to generate higher gross margins than machine sales. However, since both these sales categories increased at about the same rate during 1996, the comparison of gross profit between 1996 and 1995 was not affected by this mix. Increasing sales volume and improvements in manufacturing processes at the Company's Kellenberger subsidiary also contributed to the improvement in gross profit during 1996.

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

Liquidity and Capital Resources
     The Company's current ratio at December 31, 1997 was 3.82:1 compared to 4.20:1 at December 31, 1996. Current assets increased by $7,805,000 during 1997, primarily as a result of growth in accounts receivable of $15,060,000 offset by an inventory reduction of $7,937,000. These changes occurred largely as a result of completion and billing of orders to automotive customers.

     Current liabilities increased by $5,676,000, primarily as a result of an increase in accounts payable of $6,256,000 from December 31, 1996 to December 31, 1997

     Operating activities generated cash in 1997 of $26,988,000 compared to $3,038,000 in 1996, an increase of $23,950,000. This large increase was a result of several factors. The most significant cash generating change between the two years,$26,598,000, resulted from the fact that inventories were reduced by $10,159,000 during 1997 while they were increased by $16,439,000 during 1996 to support the introduction of the new Cobra machine line and for automotive orders still in process at the end of that year. Additionally, accounts payable grew by $6,241,000 during 1997 while in 1996 they shrank by $6,167,000, the net change adding another $12,408,000 to cash generation in 1997 over 1996. Finally, these two factors were offset by $14,198,000 as a result of growth in accounts receivable of $14,585,000 during 1997 while receivables grew by only $387,000 throughout 1996.

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

     In order to reduce debt and finance current operations, the Company periodically sells a substantial portion of its underlying customer notes receivable to various financial institutions. In 1997, the Company sold $34,165,000 of customer notes compared to $27,255,000 sold during 1996, reflecting the increase in notes available for sales as the number of shipments financed through the Company's program have increased in 1997 compared to 1996. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. Long-term customer notes receivable held by the Company totaled $11,951,000 and $11,791,000 at December 31, 1997 and December 31, 1996, respectively.

     Total capital expenditures in 1997 were $8,269,000. The majority of these expenditures were for the purchase of new manufacturing equipment at the Company's Elmira, New York and St. Gallen, Switzerland production facilities.

     The Company used cash of $4,588,000 in its April, 1997 purchase of 100% of the outstanding shares of Hansvedt Industries, Inc., an Urbana, Illinois-based manufacturer of electrical discharge machines.

     The Company paid total dividends of $4,937,000 during 1997. At its meeting in October, 1997, the Board of Directors increased the quarterly dividend to $.21 per share, representing an 11% increase from the previous regular quarterly dividend rate of $.19 per share.

     The Company has revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999, and $50,000,000 through August 1, 2002.
At November 1, 1999 any amounts outstanding on the $20,000,000 facility convert, at the Company's option, to term loans payable quarterly over four years through 2003. As of December 31, 1997, total borrowings under these agreements were $15,614,000.

     The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks which permit borrowing in Swiss francs equivalent to approximately $4,000,000. At December 31, 1997, total borrowings under these agreements were $3,282,000.

     These facilities, along with a $7,000,000 unsecured short term line with another bank, provided for immediate access of up to $81,000,000 at December 31, 1997. Outstanding borrowings under these arrangements totaled $22,896,000 at that time.

     During the first quarter of 1996, the Company entered into a long term borrowing agreement for $17,750,000 with a syndication of banks. The proceeds were used to repay revolving loan borrowing which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments on this term loan began during 1996, and principal repayments will commence in 1998. The agreement contains financial and other covenants consistent with the revolving loan agreements.

     The Company currently intends to use its improved financial condition to seek growth opportunities in new products, international markets, and strategic acquisitions. Management believes that the currently available funds and credit facilities, and internally generated funds, will provide sufficient financial resources for its ongoing operations.

     The Company has considered the impact of the year 2000 problem on its future operations and financial condition. The year 2000 problem is described as the potential that computer programs written using two digits rather than four to define an applicable year could cause systems failures resulting in disruption of operations. The Company has developed and initiated a plan to deal with the problem. The Company's study of the issue and the development of its plan of action have considered both the vulnerability resulting from failure of third parties to deal with the problem and the impact of potential changes required to the Company's products previously sold and to be sold in the future. The Company has initiated its plan to deal with the problem and expects the plan to be completed in sufficient time to avoid any disruptions in its operations. The cost of implementing the plan is not material.

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

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not applicable

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


HARDINGE INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
December 31, 1997

Audited Consolidated Financial Statements

Report of Independent Auditors                      14
Consolidated Balance Sheets                         15
Consolidated Statements of Income                   17
Consolidated Statements of Shareholders' Equity     18
Consolidated Statements of Cash Flows               19
Notes to Consolidated Financial Statements          20

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        Report of Independent Auditors




Board of Directors Hardinge Inc.

     We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                     /s/ Ernst & Young LLP
                                     ---------------------
                                     Ernst & Young LLP

Syracuse, New York
January 22, 1998

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)



                                                     December 31
                                                  1997          1996
                                              -----------   -----------
Assets
Current assets:
 Cash                                          $  1,565      $  2,636
 Accounts receivable                             56,210        41,150
 Notes receivable                                 5,886         5,070
 Inventories                                     91,969        99,906
 Deferred income taxes                            2,961         2,158
 Prepaid expenses                                 1,790         1,656
                                               --------      --------
Total current assets                            160,381       152,576
Property, plant and equipment:
 Land and buildings                              40,008        40,468
 Machinery, equipment and fixtures               83,537        72,736
 Office furniture, equipment and vehicles         5,095         4,402
                                               --------      --------
                                                128,640       117,606
 Less accumulated depreciation                   63,453        53,716
                                               --------      --------
                                                 65,187        63,890
Other assets:
 Notes receivable                                11,951        11,791
 Deferred income taxes                              837           651
 Goodwill                                         4,082
 Other                                            2,846           254
                                               --------      --------
                                                 19,716        12,696
                                               --------      --------
Total assets                                   $245,284      $229,162
                                               ========      ========

                                                                                       December 31
                                                                                   1997           1996
                                                                               ------------   ------------
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                                                $ 18,323       $ 12,067
 Notes payable to bank                                                              7,282         10,950
 Accrued expenses                                                                   9,756         10,676
 Accrued income taxes                                                               1,614          1,017
 Deferred income taxes                                                              1,553            896
 Current portion of long-term debt                                                  3,468            714
                                                                                 --------       --------
Total current liabilities                                                          41,996         36,320
Other liabilities:
 Long-term debt                                                                    31,012         37,156
 Accrued pension plan expense                                                       2,311          1,485
 Deferred income taxes                                                              1,575          1,657
 Accrued postretirement benefits                                                    5,206          4,999
                                                                                 --------       --------
                                                                                   40,104         45,297
Shareholders' equity:
 Preferred stock, Series A, par value $.01 per share;
   authorized 2,000,000; issued--none
 Common stocks, $.01 par value:
  Authorized shares--20,000,000
  Issued shares--6,511,703 at December 31, 1997;
    6,476,703 at December 31, 1996                                                     65             65
 Additional paid-in capital                                                        58,065         57,027
 Retained earnings                                                                112,625         99,622
 Treasury shares                                                                     (552)          (343)
 Cumulative foreign currency translation adjustment                                (2,763)        (3,731)
 Deferred employee benefits                                                        (4,256)        (5,095)
                                                                                 --------       --------
Total shareholders' equity                                                        163,184        147,545
                                                                                 --------       --------
Total liabilities and shareholders' equity                                       $245,284       $229,162
                                                                                 ========       ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)



                                                         Year Ended December 31
                                                     1997          1996          1995
                                                 -----------   -----------   -----------
Net sales                                         $246,579      $220,295      $180,586
Cost of sales                                      164,161       145,264       119,975
                                                  --------      --------      --------
Gross profit                                        82,418        75,031        60,611
Selling, general and administrative expenses        49,959        45,058        36,076
Unusual expense                                      1,960
                                                  --------      --------      --------
Income from operations                              30,499        29,973        24,535
Interest expense                                     2,378         2,770         1,369
Interest (income)                                     (705)         (889)         (927)
(Gain) on sale of assets                                                          (326)
                                                  --------      --------      --------
Income before income taxes                          28,826        28,092        24,419
Income taxes                                        10,886        10,804         9,574
                                                  --------      --------      --------
Net income                                        $ 17,940      $ 17,288      $ 14,845
                                                  ========      ========      ========
Per share data:
Basic earnings per share:
 Weighted average number of common shares
  outstanding                                        6,238         6,166         4,929
 Earnings per share                               $   2.88      $   2.80      $   3.01
                                                  ========      ========      ========
Diluted earnings per share:
 Weighted average number of common shares
  outstanding                                        6,285         6,224         4,954
 Earnings per share                               $   2.85      $   2.78      $   3.00
                                                  ========      ========      ========
Cash dividends declared per share                 $    .78      $    .70      $    .62
                                                  ========      ========      ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In Thousands)

                                                                                         Cumulative
                                                                                          Foreign
                                                   Additional                             Currency     Deferred        Total
                                         Common      Paid-in     Retained    Treasury   Translation    Employee    Shareholders'
                                         Stock       Capital     Earnings      Stock     Adjustment    Benefits       Equity
                                      ----------- ------------ ------------ ---------- ------------- ------------ --------------
Balance at December 31, 1994           $  9,444     $   655      $ 74,853    $   (361)   $ (1,874)     $ (2,941)     $ 79,776
Net income                                                         14,845                                              14,845
Dividends declared                                                 (3,032)                                             (3,032)
Foreign currency translation
 adjustment                                                                                   146                         146
Reclassification Class A and B to
 new Common Stock and change in
 par value from $ 5.00 to .01            (9,405)      9,405                                                                 0
Issuance of 2,540,000 common
 shares in public offering                   25      43,559                                                            43,584
Issuance of 95,500 shares for long-
 term incentive plan                          1       1,377                                              (1,378)            0
Stock bonuses awarded                                   518                       502                                   1,020
Amortization (long-term incentive
 plan)                                                                                                    1,345         1,345
Tax benefit from long-term incentive
 plan                                                   802                                                               802
Payment on ESOP loan                                                                                        350           350
Net purchase of treasury stock                            7                    (2,740)                                 (2,733)
                                       --------     -------      --------    --------    --------      --------      --------
Balance at December 31, 1995                 65      56,323        86,666      (2,599)     (1,728)       (2,624)      136,103
Net income                                                         17,288                                              17,288
Dividends declared                                                 (4,332)                                             (4,332)
Foreign currency translation
 adjustment                                                                                (2,003)                     (2,003)
Shares awarded pursuant to long-term
 incentive plan                                         259                     2,779                    (3,038)            0
Issuance of 18,000 shares for long-
 term incentive plan                                    486                                                (486)            0
Amortization (long-term incentive
 plan)                                                                                                    1,053         1,053
Net purchase of treasury stock                          (41)                     (523)                                   (564)
                                       --------     -------      --------    --------    --------      --------      --------
Balance at December 31, 1996                 65      57,027        99,622        (343)     (3,731)       (5,095)      147,545
Net income                                                         17,940                                              17,940
Dividends declared                                                 (4,937)                                             (4,937)
Foreign currency translation
 adjustment                                                                                   968                         968
Shares issued pursuant to long-term
 incentive plan                                        (119)                      193                                      74
Tax benefit from long-term incentive
 plan                                                   210                                                               210
Issuance of 35,000 shares for long-
 term incentive plan                                    945                                                (945)            0
Amortization (long-term incentive
 plan)                                                                                                    1,784         1,784
Net purchase of treasury stock                            2                      (402)                                   (400)
                                       --------     -------      --------    --------    --------      --------      --------
Balance at December 31, 1997           $     65     $58,065      $112,625    $   (552)   $ (2,763)     $ (4,256)     $163,184
                                       ========     =======      ========    ========    ========      ========      ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)



                                                                  Year Ended December 31
                                                            1997           1996           1995
                                                        ------------   ------------   ------------
Operating activities
Net income                                               $  17,940      $  17,288      $  14,845
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                             8,766          7,433          5,952
   Provision for deferred income taxes                        (202)         1,408           (642)
   (Gain) on sale of assets                                                                 (326)
   Foreign currency transaction (gain) loss                    (42)          (556)           267
   Changes in operating assets and liabilities:
    Accounts receivable                                    (14,585)          (387)       (14,114)
    Notes receivable                                        (1,119)          (882)        (3,255)
    Inventories                                             10,159        (16,439)       (21,248)
    Other assets                                               167           (562)         1,060
    Accounts payable                                         6,241         (6,167)         7,240
    Accrued expenses                                          (544)         1,896            657
    Accrued postretirement benefits                            207              6            155
                                                         ---------      ---------      ---------
Net cash provided by (used in) operating activities         26,988          3,038         (9,409)
Investing activities
Capital expenditures--net                                   (8,269)       (12,734)       (17,703)
Proceeds from sale of assets                                                                 510
Acquisitions, net of cash acquired                          (4,588)                      (19,232)
                                                         ---------      ---------      ---------
Net cash (used in) investing activities                    (12,857)       (12,734)       (36,425)
Financing activities
(Decrease) increase in short-term notes payable to
 bank                                                       (6,665)         1,591         (2,730)
(Decrease) increase in long-term debt                       (3,390)        10,478         11,936
Purchase of treasury stock, net of stock bonus                (117)          (564)        (1,713)
Dividends paid                                              (4,937)        (4,332)        (3,993)
Proceeds from stock offering                                                              43,584
                                                         ---------      ---------      ---------
Net cash (used in) provided by financing activities        (15,109)         7,173         47,084
Effect of exchange rate changes on cash                        (93)            39             87
                                                         ---------      ---------      ---------
Net (decrease) increase in cash                             (1,071)        (2,484)         1,337
Cash at beginning of year                                    2,636          5,120          3,783
                                                         ---------      ---------      ---------
Cash at end of year                                      $   1,565      $   2,636      $   5,120
                                                         =========      =========      =========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1997


1. Significant Accounting Policies
Nature of Business
     Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers, electrical discharge machines and tooling and accessories related to metal cutting machines. Sales are principally in the United States and Western Europe. Sales are also made to customers in Canada, China, Mexico, Japan, Australia, and other foreign countries. A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, recreational equipment, farm equipment, construction equipment, energy and transportation.

Principles of Consolidation
     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Property, Plant and Equipment
     Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $6,825,000, $6,300,000, and $4,538,000 for 1997, 1996 and 1995, respectively.

Goodwill
     Intangibles resulting from business acquisitions, comprised of costs in excess of net business assets acquired and brands and trademarks, are being amortized on a straight-line basis over 30 years. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Accumulated amortization was $60,000 at December 31, 1997.

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

Foreign Exchange Contracts
     Gains and losses on contracts designated as hedges of existing assets and liabilities are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in Shareholders' Equity as foreign

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued) currency translation adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

Earnings Per Share
     Earnings per share is computed using the weighted average number of shares of common stock outstanding during the year. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock. Restricted shares awarded under the Company's long-term incentive stock plans are treated as issued shares at time of award and are treated as outstanding in accordance with the treasury stock method over the period of their vesting. The number of shares outstanding has been adjusted to reflect the stock transactions as explained in Note 4 to the financial statements.

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Research and Development Costs
     The cost of research and development, all of which has been charged to operations, amounted to $8,415,000, $7,932,000, and $5,713,000 in 1997, 1996
and 1995, respectively.

Stock Based Compensation
     The Company grants restricted shares of common stock and stock options to certain officers and other key employees. The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

Inventories
     Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:


                                                       December 31
                                                    1997         1996
                                                 ----------   ----------
                                                     (in thousands)
      Finished products                           $32,290      $34,461
      Work-in-process                              32,328       35,479
      Raw materials and purchased components       27,351       29,966
                                                  -------      -------
                                                  $91,969      $99,906
                                                  =======      =======

Revenue Recognition
     The Company recognizes revenue from product sales upon shipment of the product.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2. Financing Arrangements
     Long-term debt consists of:


                                                                             December 31
                                                                           1997        1996
                                                                        ---------   ---------
                                                                           (in thousands)
      Note payable, due in annual installments of $714,000 through
        1998, with interest payable quarterly at 9.38%                   $   714     $ 1,429
      Note payable, under revolving loan agreement, with interest
        averaging 4.20% at December 31, 1997                              12,614       8,691
      Note payable, under revolving loan agreement, with interest at
        6.38% at December 31, 1997                                         3,000      10,000
      Note payable, under term loan agreement, due in quarterly
        installments of $887,500 beginning on May 28, 1998 and
        continuing through February 28, 2003, with an effective
        interest rate of 4.49% at December 31, 1997                       17,750      17,750
      Other debt                                                             402
                                                                         -------     -------
                                                                          34,480      37,870
      Less current portion                                                 3,468         714
                                                                         -------     -------
                                                                         $31,012     $37,156
                                                                         =======     =======

     In August 1997, the Company entered into an unsecured credit arrangement with three banks which provides for borrowing in several currencies up to the equivalent of $50,000,000 on a revolving loan basis through August 1, 2002. This agreement replaces a $30,000,000 credit facility which would have otherwise converted to term debt at that time. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a fixed percentage. A commitment fee of up to 1/4 of 1% is payable on the unused portion of the facility. At December 31, 1997, total borrowings under the facility were $12,614,000. Approximately $2,086,000 of the borrowing was denominated in British pounds sterling and $7,528,000 in Swiss francs.

     In November 1996, the Company entered into an unsecured credit arrangement with a bank which provides for borrowing in several currencies up to the equivalent of $20,000,000 on a revolving loan basis through November 1, 1999. The credit agreement provides for repayment of the then outstanding principal beginning January 1, 2000 in 16 consecutive equal quarterly installments. Interest charged on the debt is based on LIBOR plus a fixed percentage. A commitment fee of up to 1/4 of 1% is payable on the unused portion of the facility. At December 31, 1997, total borrowings under this arrangement were $3,000,000.

     All debt under both revolving credit arrangements has been classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding either through the existing credit facilities or new borrowing arrangements.

     In February 1996, the Company entered into an unsecured term loan arrangement with a syndication of banks for the purpose of financing its November 1995 acquisition of L. Kellenberger & Co. AG. The loan provides for repayment of the outstanding principal in twenty equal installments beginning May 1998. Interest is charged on the debt based on LIBOR plus a fixed percentage. The Company has entered into a cross-currency interest rate swap agreement which effectively converts the $17,750,000 term loan to a borrowing of 21,000,000 Swiss francs with an effective interest rate of 4.49%. The swap agreement has been designated as a hedge against the Company's net investment in its Kellenberger facility.

     The Company also has a $7,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. As of December 31, 1997, the $4,000,000 borrowed on this line carries an average interest rate of 6.40%. The agreement is negotiated annually and requires no commitment fee.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2. Financing Arrangements (continued)
     The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs equivalent to approximately $4,000,000. These lines provide for interest at a fixed percentage over LIBOR and carry no commitment fees on unused funds. At December 31, 1997, total borrowings under these lines were $3,282,000 with an average interest rate of 5.26%.

     The debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to earnings and earnings to interest cost. Interest paid in 1997, 1996, and 1995 totaled $2,498,000, $2,799,000, and $1,416,000, respectively.

     The Company conducts some of its sales and service operations from leased office space with lease terms up to 15 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $1,601,000, $1,378,000, and $1,192,000 during the years ended December 31, 1997, 1996, and 1995, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1997 total $3,662,000, with payments over the next five years of $1,286,000, $962,000, $575,000, $128,000, and $119,000, respectively.

     The Company has provided financing terms of up to seven years for qualified customers who purchase equipment. The Company may choose, when appropriate, to sell underlying notes receivable contracts to financial institutions to reduce debt and finance current operations. During 1997, 1996, and 1995, the Company sold notes totaling $34,165,000, $27,255,000, and $12,955,000, respectively. The remaining outstanding balance of all notes sold as of December 31, 1997 and 1996 was $61,505,000 and $50,724,000, respectively.
Gains and losses from the sales of notes receivable have not been material. Recourse against the Company from default of any of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes.

3. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1997 and 1996, the Company had state investment tax credits expiring at various dates through the year 2007, and foreign tax credit carryforwards expiring in 2001 for which no benefit has been recognized in the financial statements. Significant components of the Company's deferred tax assets and liabilities are as follows:


                                                           December 31
                                                         1997        1996
                                                      ---------   ----------
                                                          (in thousands)
      Deferred tax assets:
       Federal and state tax credit carryforwards      $ 5,073     $ 4,571
       Foreign net operating loss carryforwards            445       1,147
       Postretirement benefits                           2,265       1,861
       Deferred employee benefits                        1,804       1,201
       Accrued pension                                     908         590
       Other                                             1,065         818
                                                       -------     -------
                                                        11,560      10,188
       Less valuation allowance                          5,073       4,571
                                                       -------     -------
        Total deferred tax assets                        6,487       5,617
                                                       -------     -------
      Deferred tax liabilities:
       Tax over book depreciation                        4,490       3,976
       Margin on installment sales                         228         257
       Other                                             1,099       1,128
                                                       -------     -------
        Total deferred tax liabilities                   5,817       5,361
                                                       -------     -------
        Net deferred tax assets                        $   670     $   256
                                                       =======     =======

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

3. Income Taxes (continued)
     Pretax income was $24,813,000, $22,872,000, and $21,554,000 from domestic operations and $4,013,000, $5,220,000, and $2,865,000 from foreign operations for 1997, 1996, and 1995, respectively.

     Significant components of income tax expense (benefit) attributable to continuing operations are as follows:


                                  Year Ended December 31
                               1997         1996         1995
                           -----------   ---------   -----------
                                      (in thousands)
      Current:
       Federal               $ 8,650      $ 7,488      $ 7,885
       Foreign                   846          788        1,117
       State                   1,628        1,006        1,214
                             -------      -------      -------
        Total current         11,124        9,282       10,216
                             -------      -------      -------
      Deferred:
       Federal                  (705)         468         (484)
       Foreign                   562          991         (104)
       State                     (95)          63          (54)
                             -------      -------      -------
        Total deferred          (238)       1,522         (642)
                             -------      -------      -------
                             $10,886      $10,804      $ 9,574
                             =======      =======      =======

     Income tax payments totaled $9,754,000, $9,467,000, and $9,009,000 in
1997, 1996 and 1995, respectively.

     The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the consolidated statements of income.


                                                                     1997         1996         1995
                                                                  ----------   ----------   ----------
      Federal income taxes                                           34.0%        34.0%        34.0%
      Tax differential on operations of foreign subsidiaries           .2          (.4)          .2
      State income taxes                                              3.5          2.4          3.1
      Other                                                            .1          2.5          1.9
                                                                     ----         ----         ----
                                                                     37.8%        38.5%        39.2%
                                                                     ====         ====         ====

     Undistributed earnings of the foreign subsidiaries, which amounted to approximately $11,633,000 at December 31, 1997, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholdings taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

4. Shareholders' Equity

Treasury Shares
     The number of shares of common stock in treasury was 16,144, 12,365, and 108,766 at December 31, 1997, 1996 and 1995, respectively. In 1997, the Company purchased a net 9,709 treasury shares and issued 5,930 shares under the long-term incentive plan from treasury. In 1996, the Company purchased a net 28,570 treasury shares and issued 124,971 shares under the long-term incentive plan from treasury. During 1995, the Company purchased a net 114,755 treasury shares and awarded 39,221 shares under the long-term incentive plan from treasury.

Stock Reclassification
     At the annual meeting on May 16, 1995, shareholders approved amendments to the Company's Certificate of Incorporation (a) converting each Class A common share into 2.00 shares of a new single class of Common Stock,

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

4. Shareholders' Equity (continued)
representing a 2-for-1 stock split and each Class B common share into 2.05 shares of the new single class of Common Stock, representing a 2.05-for-1 stock split; (b) increasing the number of shares of Common Stock the Company is authorized to issue from 6,000,000 to 20,000,000 shares and reducing the par value of all Common Stock from $5 to $0.01 per share; and (c) authorizing a new class of Preferred Stock consisting of 2,000,000 shares. All share and per share data appearing in the financial statements and notes thereto have been restated giving effect to the amendments discussed above.

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

Reconciliation of Weighted Average Number of Shares Outstanding
     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No.
128. The table sets forth the computation of basic and diluted earnings per share:

                                                                         Year Ended December 31
                                                                   1997           1996           1995
                                                               ------------   ------------   ------------
                                                                             (in thousands)
      Numerator:
       Net income                                                $ 17,940       $ 17,288       $ 14,845
       Numerator for basic earnings per share                      17,940         17,288         14,845
       Numerator for diluted earnings per share                    17,940         17,288         14,845
      Denominator:
       Denominator for basic earnings per share--weighted
        average shares                                              6,238          6,166          4,929
       Effect of diluted securities:
        Restricted stock and stock options                             47             58             25
       Denominator for diluted earnings per share--adjusted
        weighted average shares                                     6,285          6,224          4,954
      Basic earnings per share                                   $   2.88       $   2.80       $   3.01
                                                                 ========       ========       ========
      Diluted earnings per share                                 $   2.85       $   2.78       $   3.00
                                                                 ========       ========       ========

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

5. Industry Segment and Foreign Operations
     The Company operates in one business segment--industrial machine tools. Domestic and foreign operations consist of:


                                                                  Year Ended December 31
                                                 1997                       1996                      1995
                                       ------------------------   ------------------------   -----------------------
                                                                      (in thousands)
                                          United       Western       United       Western      United       Western
                                          States      European       States      European      States       European
                                           Oper.        Oper.        Oper.         Oper.        Oper.        Oper.
                                       -----------   ----------   -----------   ----------   -----------   ---------
      Sales
       Gross domestic sales             $182,176      $34,779      $144,978      $41,863      $134,814      $18,075
       Export sales                       45,888       14,409        47,485       12,870        40,191        3,954
                                        --------      -------      --------      -------      --------      -------
                                         228,064       49,188       192,463       54,733       175,005       22,029
       Less interarea eliminations        20,437       10,236        18,277        8,624        16,448            0
                                        --------      -------      --------      -------      --------      -------
        Total net sales                 $207,627      $38,952      $174,186      $46,109      $158,557      $22,029
                                        ========      =======      ========      =======      ========      =======
      Operating income                  $ 26,896      $ 3,603      $ 24,715      $ 5,258      $ 23,033      $ 1,502
                                        ========      =======      ========      =======      ========      =======
      Net income                        $ 15,725      $ 2,215      $ 13,907      $ 3,381      $ 13,598      $ 1,247
                                        ========      =======      ========      =======      ========      =======
      Identifiable assets               $198,384      $46,900      $180,999      $48,163      $168,368      $43,214
                                        ========      =======      ========      =======      ========      =======

     Export sales from Hardinge's U.S. operations include the following:


      Sales to Western European
       customers                         $  6,485                  $ 11,492                 $  3,468
      Sales to affiliated companies        20,437                    18,277                   16,448
      Sales to customers in the
       remainder of the world              18,966                    17,716                   20,275
                                         --------                  --------                 --------
                                         $ 45,888                  $ 47,485                 $ 40,191
                                         ========                  ========                 ========

     In 1997, the Company adopted Financial Accounting Standards Board Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Certain of the above amounts have been restated to reflect the reporting format required by this newly released statement.

     Sales attributable to Western European Operations are based on those sales generated by subsidiaries located in Europe.

     Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales. Operating income excludes interest income and interest expense directly attributable to the related operations.

     In 1997, 1996 and 1995, sales to one customer in the automotive industry represented approximately 9%, 5% and 17%, respectively, of consolidated sales.

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

HARDINGE INC. AND SUBSIDIARIES

6. Employee Benefits (continued)
     A summary of the components of net periodic pension cost is presented below.


                                                                  Year Ended December 31
                                                             1997           1996          1995
                                                         ------------   -----------   -----------
                                                                      (in thousands)
      Service costs--benefits earned during the year      $   1,481      $  1,321      $    962
      Interest costs on projected benefit obligation          3,665         3,425         3,186
      Actual return on plan assets                          (13,031)       (6,008)       (9,753)
      Net amortization and deferral                           8,711         1,996         5,763
                                                          ---------      --------      --------
      Net pension costs                                   $     826      $    734      $    158
                                                          =========      ========      ========

     Actuarial assumptions used to determine pension costs include a discount rate of 7.50% at December 31, 1997 (8.00% and 7.75% as of December 31, 1996 and 1995, respectively), expected long-term rate of return on assets of 9% for all three years, and expected rate of increase in compensation levels of 4.5% for 1997 and 5% for 1996 and 1995. Transition amounts, unrecognized prior service costs and unrecognized gains or losses are amortized on a straight line basis over the future working lifetime of those expected to receive benefits under the plan. Non-investment experience during 1997 produced a total net liability loss of $7,500,000. The components of this loss consist of the following. A decrease in the discount rate in 1997 increased the projected benefit obligation at the end of the year by approximately $3,308,000. A liability loss of $2,898,000 was attributable to the adoption of the 1983 Group Annuity Mortality Tables in 1997. A liability gain of $551,000 was attributable to the decrease in the salary increase rate from 5.0% to 4.5%. A liability loss of $1,845,000 was attributable to actuarial experience. The increase in the discount rate in 1996 decreased the projected benefit obligation at the end of 1996 by approximately $1,500,000.


     A summary of the Plan's funded status and amounts recognized in the Company's consolidated balance sheets is as follows:


                                                                                 December 31
                                                                             1997           1996
                                                                         ------------   ------------
                                                                               (in thousands)
      Plan assets at fair value                                           $  64,703      $  54,037
      Projected benefit obligation for services rendered to date            (56,997)       (47,053)
                                                                          ---------      ---------
      Plan assets in excess of projected benefit obligation                   7,706          6,984
      Unrecognized net (gain)                                               (10,937)        (9,816)
      Unrecognized net (asset) from transition                               (1,916)        (2,091)
      Unrecognized prior service costs resulting from Plan amendment          2,836          3,101
                                                                          ---------      ---------
      Net pension (liability) recognized in the balance sheets            $  (2,311)     $  (1,822)
                                                                          =========      =========

     Net pension liability consists of a long-term portion of $2,311,000 and $1,485,000 as of December 31, 1997 and December 31, 1996, respectively. The remaining 1996 balance is included in accrued expenses.


     The portion of the projected benefit obligation representing the accumulated benefit obligation for the pension plan was $51,281,000 and $42,270,000 at the end of 1997 and 1996, respectively. The vested benefit obligation included in those numbers was $45,304,000 and $36,710,000 at the end of 1997 and 1996, respectively.


     Pension plan assets include 165,924 shares of the Company's common stock valued at approximately $6,181,000 and $4,418,000 at December 31, 1997 and 1996, respectively. Dividends paid on those shares were $129,000 and $116,000 in 1997 and 1996, respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Employee Benefits (continued)
Postretirement Plans Other Than Pensions
     The Company provides a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of the Company's management. Retiree contributions are adjusted annually and contain other cost-sharing features such as deductibles and coinsurance, all of which vary according to the retiree's date of retirement. The accounting for the plan anticipates future cost-sharing changes to the written plan that are consistent with the Company's expressed intent to limit its contributions to 125% of the average aggregate 1993 claim cost. The Company also provides a non-contributory life insurance plan to retirees. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

     The Company accounts for other postretirement benefit costs in accordance with Financial Accounting Standards Board Statement No. 106. A summary of the components of net periodic other postretirement benefit costs relating to the plan is presented below.


                                                           Year Ended December 31
                                                           1997     1996      1995
                                                          ------   ------   -------
                                                               (in thousands)
      Service cost--benefits earned during the year        $114     $114     $ 78
      Interest costs on projected benefit obligations       435      449      451
      Amortization of actuarial losses                       25       46       --
                                                           ----     ----     ----
      Amount recorded in operations                        $574     $609     $529
                                                           ====     ====     ====

     Actuarial assumptions used to determine the liability for postretirement plans other than pensions included a discount rate of 7.00%, 7.50% and 7.25% at December 31, 1997, 1996 and 1995, respectively. The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) was assumed to be 10% for January 1, 1997, decreasing gradually to 6% by the year 2005. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.5% as of December 31, 1997, decreasing gradually to 5.5% by the year 2006 and remaining at that level thereafter.

     As of December 31, 1997, the mortality table was changed from the 1971 Group Mortality Table, projected to 1986 by Scale D, to the 1983 Group Annuity Mortality table. The effect of the mortality, trend, and discount rate changes was to increase the accumulated postretirement benefit obligation by $796,000.

     In 1998, the plan will change from a self-funded plan to an insured plan under third party coverage. The effect of this change, which is treated as a negative plan amendment, was to decrease the accumulated postretirement benefit obligation by $310,000 as of December 31, 1997.

     The health care cost trend rate assumption does not have a significant effect on the amounts reported due to the 125% cap on the Company's portion of the medical plan claims. A one percentage point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by only $120,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1997 by $15,000.

     The Company has not prefunded any of its postretirement health and life insurance liabilities and, consequently, there are no expected returns on assets anticipated in the calculation of expense.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Employee Benefits (continued)
     A schedule reconciling the accumulated benefit obligation with the Company's recorded liability follows:


                                                                             December 31
                                                                         1997           1996
                                                                     ------------   ------------
                                                                           (in thousands)
      Accumulated postretirement benefit obligation:
       Current retirees                                                $ (3,232)      $ (3,039)
       Fully eligible active participants                                (1,948)        (1,676)
       Other active participants                                         (1,586)        (1,308)
                                                                       --------       --------
        Total                                                            (6,766)        (6,023)
      Unrecognized losses                                                 1,560          1,024
                                                                       --------       --------
      Accrued postretirement benefit recognized in balance sheet       $ (5,206)      $ (4,999)
                                                                       ========       ========

Group Health Plans
     The Company has contributory group benefit plans which provide medical benefits to all of its domestic employees.

Savings Plan
     The Company maintains a 401(k)plan which covers all eligible domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% to 15% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributes to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match is in Hardinge Inc. common stock. The Company contributed $324,000 and $253,000 in 1997 and 1996 respectively, for this match. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants. In 1996, the Company contributed $250,000 as a discretionary contribution.

     The Company maintains an Employee Stock Ownership Plan for its eligible domestic employees. The approved Plan required establishment of an employee stock ownership trust, which borrowed from a bank to purchase the Company's common stock. The Company thereby effectively obligated itself to contribute to the employee trust sufficient amounts to allow the trust to repay the loan and related interest installments. During 1995, the Company made contributions to the trust sufficient to allow payment of the remainder of the loan. Contributions, including dividends, to the trust for the year ended December 31, 1995 totaled $372,000. The interest portion of those contributions was $22,000. Approximately $29,000 of dividends on shares owned by the ESOP were used to service debt requirements in 1995.

Long-Term Incentive Plans
     In 1996, the Board of Directors established an Incentive Stock Plan to assist in attracting and retaining key employees. The Plan allows the Board to grant restricted stock, performance share awards, stock options and stock appreciation rights up to an aggregate of 300,000 shares of common stock to these employees.

     During 1997, certain officers were awarded a total of 35,000 restricted shares of common stock. During 1996 and 1995, shares of restricted common stock were awarded to certain officers and key managers totaling 134,650 and 95,500, respectively. Restrictions on 12,300 shares, which were the final shares from the 1988 Incentive Stock Plan, expired in 1997. Restrictions on 13,000 shares of common stock from a similar 1993 Incentive Stock Plan were released during 1997. Restrictions on 10,250 shares expired in 1996.

     As of December 31, 1997, a total of 458,500 restricted shares of common stock were outstanding under the two plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Employee Benefits (continued)
     Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $945,000, $3,467,000 and $1,377,500 in 1997, 1996 and 1995, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 1997, 1996 and 1995, totaled $4,256,000, $5,095,000 and $2,624,000, respectively, and is included along with Employee Stock Ownership Benefits as a reduction of shareholders' equity.

     Stock options for 21,000 shares in 1997 and 39,500 shares in 1996 have also been issued under the 1996 Plan. The options expire ten years from the date of issue and vest over periods varying from immediate vesting to three years. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation. Application of the fair value method, however, would only reduce 1997 and 1996 net income by $68,000 and $15,000, respectively, and is not deemed to be material.

Foreign Operations
     The Company also has employees in certain foreign countries that are covered by defined contribution and benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

7. Financial Instruments
     At December 31, 1997 and 1996, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreements classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are repriced on a short-term basis.

     In addition, the carrying amount of the term loan dated February, 1996 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into a seven-year cross-currency interest rate swap agreement (see Note 2). The fair value of the instrument was $2,475,000 and $1,241,000 at December 31, 1997 and 1996 respectively, based on current settlement value as determined by a financial institution.

     The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 1997 and 1996, the carrying value of these notes approximated the fair value.

     The fair value of other long term debt was determined based on rates obtained from financial institutions on funds available for terms approximating the remaining term of that debt. At December 31, 1997, the fair value of that debt with carrying value of $714,000 was $672,000.

     The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Any gains or losses from these contracts have not been material. At December 31, 1997 and 1996, the Company had notional principal amounts of approximately $8,535,000 and $10,621,000 in contracts to purchase currency in the future from major commercial banks. The fair value of these contracts is not material.

Concentration of Credit Risk
     The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company offers financing terms of up to seven years for its customers in the United

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7. Financial Instruments (continued)
States and Canada and files a lien against the equipment purchased under those terms. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 1997 and 1996, 36% and 22%, respectively, of the accounts receivable were from the three major U.S. automobile manufacturers, with receivables from one representing 21% at December 31, 1997 and 10% at December 31, 1996 of the consolidated accounts receivable.

     In addition, at December 31, 1996, receivables from one of the Company's distributors totaled 8% of the consolidated accounts receivable.

8. Acquisitions
     On November 29, 1995, the Company completed the acquisition of 100% of the outstanding shares of L. Kellenberger & Co. AG and subsidiary, a St. Gallen, Switzerland based manufacturer of grinding machines ("Kellenberger"). The Company paid $19,232,000 including acquisition expenses. The acquisition cost was funded with an unsecured term loan arrangement with two banks.

     The acquisition has been accounted for as a purchase. Results of operations of Kellenberger have been included in the consolidated financial statements of the Company from the date of acquisition. The purchase price was allocated based on the estimated fair values of assets and liabilities as of the date of acquisition resulting in no goodwill.

     On the basis of an unaudited proforma consolidation of the results of operations as if the acquisition had taken place as of January 1, 1995, consolidated net sales for the combined companies would have been $213,127,000 for the year ended December 31, 1995. Consolidated net income would have been $13,430,000 and diluted earnings per share would have been $2.71 for 1995. The results reflect additional depreciation on the step-up in basis of certain fixed assets acquired, interest expense that would have been incurred to finance the purchase, and savings which would have resulted if cost cutting measures taken at the time of acquisition had taken place at the beginning of 1995. The proforma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1995 or of future results of operations of the consolidated entities.

     On April 14, 1997, Hardinge completed a stock purchase agreement under which it acquired 100% of the outstanding shares of Hansvedt Industries, Inc., an Urbana, Illinois based manufacturer of electrical discharge machines (EDM) and related equipment. Electrical discharge machines are used to produce complex metal parts through a process of erosion with electricity using either a cutting wire or electrode. Hansvedt Industries, which was privately held and is the largest U.S. manufacturer of EDM equipment, had 1996 revenues of $8,000,000. The acquisition was financed using Hardinge's existing credit lines.

9. Unusual Expense
     During the first quarter of 1997, the Company incurred a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.20 per share). This non-recurring charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

10. Reporting Comprehensive Income
     In June, 1997 the Financial Accounting Standards Board issued Statement of No. 130, Reporting Comprehensive Income which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company will adopt this statement in the quarter ending March 31, 1998, and will reclassify its financial statements for earlier periods provided for comparative purposes. Under this statement, changes in cumulative foreign currency translation adjustment of $968,000 for the year ended December 31, 1997 and ($2,003,000) for the year ended December 31, 1996, currently reported as a separate component of shareholders' equity, would be reclassified under shareholders' equity as adjustments to comprehensive income.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

11. Quarterly Financial Information (Unaudited)
     Summarized quarterly financial information for 1997 and 1996 is as follows:


                                                              Quarter
                                            First       Second        Third       Fourth
                                         ----------   ----------   ----------   ----------
                                               (in thousands, except per share data)
1997
Net sales                                 $60,056      $63,668      $56,772      $66,083
Gross profit                               20,178       21,334       19,193       21,713
Income from operations                      6,414        8,359        6,800        8,926
Net income                                  3,514        4,833        3,985        5,608
Basic earnings per share:
 Weighted average shares outstanding        6,206        6,231        6,253        6,277
 Earnings per share                           .57          .78          .64          .89
Diluted earnings per share:
 Weighted average shares outstanding        6,219        6,237        6,275        6,295
 Earnings per share                           .57          .77          .64          .89
1996
Net sales                                 $59,622      $55,266      $47,577      $57,830
Gross profit                               19,332       18,477       17,103       20,119
Income from operations                      7,762        7,531        6,254        8,426
Net income                                  4,470        4,320        3,435        5,063
Basic earnings per share:
 Weighted average shares outstanding        6,158        6,183        6,187        6,184
 Earnings per share                           .73          .70          .56          .82
Diluted earnings per share:
 Weighted average shares outstanding        6,197        6,227        6,212        6,203
 Earnings per share                           .72          .69          .55          .82

     The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

     Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 1997 and 1996 does not equal the annual earnings per share for each of the years.

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III


ITEM 10.--DIRECTORS AND OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 12, 1998. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:


                 List of Executive Officers of the Registrant


                                 Executive
                                  Officer
         Name           Age        Since                      Positions and Offices Held
---------------------   -----   ----------   ------------------------------------------------------------
Robert E. Agan           59        1978      Chairman of the Board and Chief Executive Officer since
                                             October, 1996; Chairman of the Board, President and Chief
                                             Executive Officer in 1996; President and Chief Executive
                                             Officer 1984-1995; President and Chief Operating Officer in
                                             1983; Executive Vice President and Chief Operating Officer
                                             1980-1982; Vice President--Employee Relations 1978-
                                             1979; member of Board of Directors of the Company since
                                             1980.

J. Allan Krul            55        1988      President and Chief Operating Officer since October, 1996;
                                             Executive Vice President and Chief Operating Officer in
                                             1996; Senior Vice President and Chief Operating Officer
                                             1995-1996; Vice President--General Manager Machine
                                             Operations 1991-1994; Vice President--Engineering 1988-
                                             1990; member of Board of Directors of the Company since
                                             November, 1996.

Malcolm L. Gibson        57        1983      Executive Vice President and Chief Financial Officer, and
                                             Assistant Secretary since October, 1996. Senior Vice
                                             President, Chief Financial Officer and Assistant Secretary
                                             1995-1996; Vice President--Finance, Treasurer and
                                             Assistant Secretary 1985-1994; Vice President--Finance
                                             and Assistant Secretary 1983-1984; Treasurer 1972-1982.

Joseph T. Colvin         54        1996      Vice President--Manufacturing since October, 1996;
                                             Manufacturing Director, Machine Operations 1994-1996;
                                             Formerly Vice President Operations, General Manager,
                                             Inertial Guidance Test Equipment and Original Equipment
                                             Manufacturing, Contraves, Inc.,1994; President and CEO,
                                             Modern Manufacturing, 1993; President, Inland Motor
                                             Division, Kollmorgen Corp., 1987-1992.

J. Patrick Ervin         40        1996      Vice President--Sales & Marketing since October 1996;
                                             General Manager, Machine Tool Division in 1996; Director,
                                             Sales & Marketing 1992-1996; Director of Materials &
                                             Purchasing 1990-1992; Superintendent, Machine Division
                                             1989-1990, Various other Company positions 1978-1989.

Douglas A. Greenlee      50        1992      Vice President--Business Development since 1993;
                                             Secretary in 1992; Formerly attorney, Hazel & Thomas, P.C.,
                                             Law Firm; member of Board of Directors of the Company
                                             since 1979.

                                Executive
                                 Officer
        Name           Age        Since                       Positions and Offices Held
--------------------   -----   ----------   -------------------------------------------------------------
Richard L. Simons       42        1996      Vice President--Finance since October, 1996; Controller
                                            1987-1996; Assistant Treasurer 1985-1987; Manager
                                            Financial Accounting 1983-1984.

Daniel P. Soroka        49        1996      Vice President--Engineering since October, 1996; Director
                                            of Research & Engineering 1992-1996; Manager of
                                            Mechanical Design and Analysis 1989-1992.

Douglas C. Tifft        43        1988      Vice President--Employee Relations since 1988. Various
                                            other Company positions 1978-1988.

Thomas T. Connelly      50        1984      Treasurer since 1995; Senior Vice President-General
                                            Manager Workholding Operations 1991--1994; Senior Vice
                                            President 1987--1990; Vice President and Assistant to the
                                            President 1985--1986; Treasurer and Assistant to the
                                            President in 1984; Treasurer in 1983; Assistant Treasurer in
                                            1982.

ITEM 11.--EXECUTIVE COMPENSATION
     The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 12, 1998.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 12, 1998.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 12, 1998.

                                    PART IV


ITEM 14.--EXHIBITS, FINANCIAL STAEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

       (2) The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

       (3) Exhibits filed as part of this Report: See (c) below.

   (b) Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report: None.

   (c) Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:



  Item      Description
   --       -----------
  4.1-      Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the
            State of New York on May 24, 1995, incorporated by reference from the Registrant's Form
            8-A, filed with the Securities and Exchange Commission on May 19, 1995.

  4.2-      By-Laws of Hardinge Inc. as amended November 19, 1996, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.

  4.3-      Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant's Form 10, effective June 29, 1987.

  4.4-      Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge
            Inc., incorporated by reference from the Registrant's Form 8-A, filed with the Securities and
            Exchange Commission on May 19, 1995.

  4.5-      Form of Rights Agreement, dated as of May 16, 1995, between Hardinge Inc. and American
            Stock Transfer and Trust Company, incorporated by reference from the Registrant's Form
            8-A, filed with the Securities and Exchange Commission on May 23, 1995.

  4.6-      Amended Form of Rights Agreement, dated as of August 25, 1997 between Hardinge Inc.
            and Fifth Third Bank, incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 1997.

 10.1-      Credit Agreement dated as of August 1, 1997 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the
            Registrant's Form 10-Q for the quarter ended September 30, 1997.

 10.2-      Credit Agreement dated as of November 18, 1996 between Hardinge Inc. and Marine
            Midland Bank, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.

 10.3-      Amendment Number One dated August 1, 1997 to Credit Agreement dated as of November
            18, 1996 between Hardinge Inc. and Marine Midland Bank, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1997.

 10.4-      Credit Agreement dated as of February 28, 1996 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1996.

 10.5-      Amendment Number One dated August 1, 1997 to Credit Agreement dated as of February
            28, 1996 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan
            Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1997.


   Item          Description
   ----          -----------
   10.6-         $7,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated
                 July 23, 1996, incorporated by reference from the Registrant's Form 10-K for the year ended
                 December 31, 1996.

   10.7-         Credit Agreement dated as of August 1, 1994 among Hardinge Inc., the Banks signatory thereto and The Chase Manhattan Bank, incorporated by reference from the Registrant's
                 Registration Statement on Form S-2 (No. 33-91644).

   10.8-        Amendment Number One dated February 29, 1996 to Credit Agreement dated as of August
                 1, 1994 among Hardinge Inc., the Banks signatory thereto and The Chase Manhattan Bank, incorporated by reference from the Registrant's Form 10-K for the year ended December 31,
                 1996.

   10.9-        Amendment Number Two dated August 1, 1997 to Credit Agreement dated as of August 1,
                 1994 among Hardinge Inc., the Banks signatory thereto and The Chase Manhattan Bank terminating said Credit Agreement, incorporated by reference from the Registrant's Form
                 10-Q for the quarter ended September 30, 1997.

   10.10-        Stock Purchase Agreement dated as of November 15, 1995 between Hardinge Inc. and L.
                 Kellenberger & Co. AG, incorporated by reference from the Registrant's Form 8-K, as amended, dated November 29, 1995.

   10.11-        Note Agreement dated August 29, 1991 between Hardinge Inc. and AEtna Life Insurance
                 Company, relating to the issuance by Hardinge Inc. of $5,000,000 principal amount of its
                 9.38% notes due 1998, incorporated by reference from the Registrant's Registration
                 Statement on Form S-2 (No. 33-91644).

  *10.12-        The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23,
                 1996 annual meeting, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1996.

  *10.13-        Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration
                 Statement on Form S-8 (No. 33-65049).

  *10.14-        Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.

  *10.15-        Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.

  *10.16-        Employment Agreement with Richard L. Simons effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.

  *10.17-        Employment Agreement with Daniel P. Soroka effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.

  *10.18-        Employment Agreement with Robert E. Agan dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

  *10.19-        Employment Agreement with J. Allan Krul dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

  *10.20-        Employment Agreement with Malcolm L. Gibson dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

  *10.21-        Employment Agreement with Douglas A. Greenlee dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).


  Item                    Description                  Item
  ----                    -----------                  ----
  *10.22-    Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

  *10.23-    Hardinge Inc. 1993 Incentive Stock Plan, incorporated by reference from the Registrant's
             Form 10-K for the year ended December 31, 1993.

  *10.24-    The 1988 Hardinge Inc. Incentive Stock Plan, as adopted by shareholders at the annual meeting of shareholders held on May 17, 1988, incorporated by reference from the
             Registrant's Form 10-Q for the quarter ended June 30, 1988.

  *10.25-    First Amendment to Hardinge Inc. 1988 Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.

  *10.26-    Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the
             Registrant's Form 10-K for the year ended December 31, 1993.

  *10.27-    Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's
             Registration Statement on Form S-2 (No. 33-91644).

  *10.28-    Description of Incentive Cash Bonus Program, incorporated by reference from the
             Registrant's Registration Statement on Form S-2 (No. 33-91644).

  21-        Subsidiaries of the Company.

  23-        Consent of Ernst & Young LLP, Independent Auditors.

  27-        Financial Data Schedule.

----------
  *Management contract or compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARDINGE INC.
                                   -------------------------------------
                                               (Registrant)

February 17, 1998                  /s/ Robert E. Agan
-----------------------------      -------------------------------------
                                   Robert E. Agan
                                   Chairman of the Board,
                                   Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 17, 1998                  /s/ J. Allan Krul
-----------------------------      -------------------------------------
                                   J. Allan Krul
                                   President, Chief Operating Officer

February 17, 1998                  /s/ Malcolm L. Gibson
-----------------------------      -------------------------------------
                                   Malcolm L. Gibson
                                   Executive Vice President/Chief Financial
                                   Officer and Assistant Secretary
                                   (Principal Financial Officer)

February 17, 1998                  /s/ John W. Bennett
-----------------------------      -------------------------------------
                                   John W. Bennett
                                   Director

February 17, 1998                  /s/ Richard J. Cole
-----------------------------      -------------------------------------
                                   Richard J. Cole
                                   Director

February 17, 1998                  /s/ James L. Flynn
-----------------------------      -------------------------------------
                                   James L. Flynn
                                   Director

February 17, 1998
-----------------------------      -------------------------------------
                                   E. Martin Gibson
                                   Director

February 17, 1998                  /s/ Douglas A. Greenlee
-----------------------------      -------------------------------------
                                   Douglas A. Greenlee
                                   Vice President and Director

February 17, 1998                  /s/ J. Philip Hunter
-----------------------------      -------------------------------------
                                   J. Philip Hunter
                                   Director and Secretary

February 17, 1998                  /s/ Dr. Eve L. Menger
-----------------------------      -------------------------------------
                                   Dr. Eve L. Menger
                                   Director

February 17, 1998                  /s/ Albert W. Moore
-----------------------------      -------------------------------------
                                   Albert W. Moore
                                   Director

February 17, 1998                  /s/ Richard L. Simons
-----------------------------      -------------------------------------
                                   Richard L. Simons
                                   Vice President--Finance
                                   (Principal Accounting Officer)