Form 10-K/A
period 1997-12-31
HARDINGE INC
filed 1998-05-08
CIK 313716

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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

  21-        Subsidiaries of the Company.

  23-        Consent of Ernst & Young LLP, Independent Auditors.

  27.1       Financial Data Schedule.

  27.2       Restated Financial Data Schedule.

  27.3       Restated Financial Data Schedule.

  27.4       Restated Financial Data Schedule.

  27.5       Restated Financial Data Schedule.

  27.6       Restated Financial Data Schedule.

  27.7       Restated Financial Data Schedule.

  27.8       Restated Financial Data Schedule.




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

April 28, 1998                     /s/ Robert E. Agan
-----------------------------      -------------------------------------
                                   Robert E. Agan
                                   Chairman of the Board, President
                                   Chief Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


April 28, 1998                     /s/ J. Patrick Ervin
-----------------------------      -------------------------------------
                                   J. Patrick Ervin
                                   Senior Vice President

April 28, 1998                     /s/ Malcolm L. Gibson
-----------------------------      -------------------------------------
                                   Malcolm L. Gibson
                                   Executive Vice President/Chief Financial
                                   Officer and Assistant Secretary
                                   (Principal Financial Officer)

April 28, 1998                     /s/ John W. Bennett
-----------------------------      -------------------------------------
                                   John W. Bennett
                                   Director

April 28, 1998                     /s/ Richard J. Cole
-----------------------------      -------------------------------------
                                   Richard J. Cole
                                   Director

April 28, 1998                     /s/ James L. Flynn
-----------------------------      -------------------------------------
                                   James L. Flynn
                                   Director

April 28, 1998
-----------------------------      -------------------------------------
                                   E. Martin Gibson
                                   Director

April 28, 1998                     /s/ Douglas A. Greenlee
-----------------------------      -------------------------------------
                                   Douglas A. Greenlee
                                   Vice President and Director

April 28, 1998                     /s/ J. Philip Hunter
-----------------------------      -------------------------------------
                                   J. Philip Hunter
                                   Director and Secretary

April 28, 1998                     /s/ Dr. Eve L. Menger
-----------------------------      -------------------------------------
                                   Dr. Eve L. Menger
                                   Director

April 28, 1998                     /s/ Albert W. Moore
-----------------------------      -------------------------------------
                                   Albert W. Moore
                                   Director

April 28, 1998                     /s/ Richard L. Simons
-----------------------------      -------------------------------------
                                   Richard L. Simons
                                   Vice President--Finance
                                   (Principal Accounting Officer)