Form 10-Q
period 1998-03-31
HARDINGE INC
filed 1998-05-13
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of March 31, 1998 there were 6,542,739 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I  Financial Information                                              Page

        Item 1.      Financial Statements

                     Consolidated Balance Sheets at March 31, 1998 and
                     December 31, 1997.                                       3

                     Consolidated  Statements of Income and Retained
                     Earnings for the three months ended March 31, 1998 and
                     1997.                                                    5

                     Condensed Consolidated  Statements of Cash Flows for
                     the three months ended March 31, 1998 and 1997.          6

                     Notes to Consolidated Financial Statements.              7

        Item 2.      Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.                     9

Part II Other Information

        Item 1.      Legal Proceedings                                        12

        Item 2.      Changes in Securities                                    12

        Item 3.      Default upon Senior Securities                           12

        Item 4.      Submission of Matters to a Vote of Security Holders      12

        Item 5.      Other Information                                        12

        Item 6.      Exhibits and Reports on Form 8-K                         12

        Signatures                                                            13

PART I,  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands)

                                                       Mar. 31,       Dec. 31,
                                                         1998           1997
                                                -------------------------------
                                                    (Unaudited)
Assets
Current assets:
     Cash                                             $  2,618        $  1,565
     Accounts receivable                                53,371          56,210
     Notes receivable                                    5,731           5,886
     Inventories                                        89,880          91,969
     Deferred income taxes                               2,961           2,961
     Prepaid expenses                                    2,725           1,790
                                                -------------------------------
Total current assets                                   157,286         160,381


Property, plant and equipment:
     Property, plant and equipment                     134,724         128,640
     Less accumulated depreciation                      65,221          63,453
                                                -------------------------------
                                                        69,503          65,187


Other assets:
     Notes receivable                                   11,861          11,951
     Deferred income taxes                                 837             837
     Goodwill                                            4,046           4,082
     Other                                               2,962           2,846
                                                -------------------------------
                                                        19,706          19,716


                                                -------------------------------
Total assets                                          $246,495        $245,284
                                                ===============================



See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                        Mar. 31,        Dec. 31,
                                                          1998            1997
                                                -------------------------------
                                                      (Unaudited)

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                   $ 13,031       $ 18,323
     Notes payable to bank                                 4,169          7,282
     Accrued expenses                                     10,389          9,756
     Accrued income taxes                                  4,287          1,614
     Deferred income taxes                                 1,612          1,553
     Current portion long-term debt                        4,355          3,468
                                                -------------------------------
Total current liabilities                                 37,843         41,996


Other liabilities:
     Long-term debt                                       32,383         31,012
     Accrued pension plan expense                          2,311          2,311
     Deferred income taxes                                 1,521          1,575
     Accrued postretirement benefits                       5,142          5,206
                                                -------------------------------
                                                          41,357         40,104

Shareholders' equity
     Preferred stock, Series A, par value $.01:
        Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
        Authorized shares - 20,000,000
        Issued  shares - 6,562,703 at March 31, 1998;
         6,511,703 at December 31, 1997                       66             65
     Additional paid-in capital                           59,964         58,065
     Retained earnings                                   116,711        112,625
     Treasury shares                                        (721)          (552)
     Cumulative foreign currency translation adjustment   (3,029)        (2,763)
     Deferred employee benefits                           (5,696)        (4,256)
                                                 ------------------------------
Total shareholders' equity                               167,295        163,184

                                                -------------------------------
Total liabilities and shareholders' equity              $246,495       $245,284
                                                ===============================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)


                                                           Three months ended
                                                               March 31,
                                                           1998          1997
                                                  -----------------------------

     Net Sales                                           $65,779       $60,056
     Cost of sales                                        42,926        39,878
                                                  -----------------------------
     Gross profit                                         22,853        20,178

     Selling, general and
      administrative expenses                             13,671        11,804
     Unusual expense                                                     1,960
                                                  -----------------------------
     Income from operations                                9,182         6,414

     Interest expense                                        573           691
     Interest (income)                                      (150)         (166)
                                                  -----------------------------
     Income before income taxes                            8,759         5,889

     Income taxes                                          3,305         2,375
                                                  -----------------------------
     Net income                                            5,454         3,514

     Retained earnings at beginning of period            112,625        99,622
     Less dividends declared                               1,368         1,235
                                                  -----------------------------
     Retained earnings at end of period                 $116,711     $ 101,901
                                                  =============================


     Per share data:
     Basic earnings per share                            $   .87       $   .57
                                                  =============================
         Weighted average number
            of common shares outstanding                   6,274         6,206
                                                  =============================

     Diluted earnings per share                          $   .87       $   .57
                                                  =============================
         Weighted average number
            of common shares outstanding                   6,296         6,219
                                                  =============================

     Cash dividends declared                             $   .21       $   .19
                                                  =============================


     See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                         Three Months Ended
                                                              March 31,
                                                        1998             1997
                                             ----------------------------------

Net cash  provided by operating activities             $10,014         $ 10,276

Investing activities:
    Capital expenditures                               (6,677)            (744)
                                             ----------------------------------
Net cash (used in) investing activities                (6,677)            (744)


Financing activities:
    (Decrease) in short-term notes payable to bank      (3,002)          (7,485)
    Increase (decrease) in long-term debt                2,259           (2,218)
    (Purchase)  sale of treasury stock                    (169)             137
    Dividends paid                                      (1,368)          (1,235)
                                             ----------------------------------
Net cash (used in) financing activities                 (2,280)         (10,801)


Effect of exchange rate changes on cash                     (4)             (46)

                                             ----------------------------------
Net increase (decrease) in cash                       $  1,053          ($1,315)
                                             ==================================


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1998


NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1997.

  The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in only one business segment - industrial machine tools.


NOTE  B--INVENTORIES

   Inventories are summarized as follows (dollars in thousands):

                                                March 31,        December 31,
                                                   1998              1997
                                            ---------------     ---------------
Finished products                                $34,872           $32,290
Work-in-process                                   30,576            32,328
Raw materials and purchased components            24,432            27,351

                                            ---------------     ---------------
                                                 $89,880           $91,969
                                            ===============     ===============



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


NOTE D--EARNINGS PER SHARE AND WEIGHTED SHARES OUTSTANDING

   Earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock. In 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" was issued. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts have been restated to conform to the requirements of Statement 128.

March 31, 1998



NOTE E--REPORTING COMPREHENSIVE INCOME

   As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of this Statement had no impact on the Company's net income or shareholders'equity. Statement 130 requires that foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, be included in shareholders' equity as other comprehensive income. Prior year financial statements will be reclassified to conform to the requirements of Statement 130.

   During the first quarter of 1998 and 1997, the components of total comprehensive income consisted of the following (dollars in thousands):

                                                         Three months ended
                                                              March 31,
                                                       1998              1997
                                                  -------------    ------------

Net Income                                           $ 5,454         $ 3,514
Foreign currency translation adjustments                (266)         (1,708)
                                                  -------------    ------------
Comprehensive Income                                 $ 5,188         $ 1,806
                                                  =============    ============

PART I, ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 1998 and 1997 and in the Company's financial condition during the three month period ended March 31, 1998.


Results of Operations

         Net Sales. Net sales for the quarter ended March 31, 1998 were $65,779,000, an increase of $5,723,000 or 9.5% over sales of $60,056,000 for the first quarter of 1997. As previously reported, shipments to automotive customers during the first quarter of 1997 were unusually high. Shipments to auto customers during the first quarter of 1998 returned to typical levels. While total U.S. sales increased by a modest 3.5%, sales to non-automotive U.S. customers increased by 20.7%. Sales to European customers were particularly strong, showing an increase of $4,939,000, or 49.1%, over the first quarter of 1997. Sales to all other areas of the world were only slightly lower than the first quarter of 1997, at $5,185,000 compared to $5,960,000 in 1997.

         Sales of machines accounted for $46,405,000 during the first quarter of 1998, an increase of $4,545,000, or 10.9% over the first quarter of 1997. Sales of non-machine products and services of $19,374,000 increased by $1,178,000, or 6.5%, over the previous year's first quarter.

         Gross Profit. Gross margin, as a percentage of sales, was 34.7% in the first quarter of 1998, compared to 33.6% for the same period in 1997. This increase reflects a more profitable mix of product sales among machine lines, plus the relatively lower portion of machine sales attributable to automotive customers.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses during the first quarter of 1998 were 20.8% of sales, compared to 19.7% for the same quarter of 1997. The increase is attributable to the fact that Hansvedt Industries, Inc. was not acquired until the second quarter of 1997. Also a factor is a higher level of expenditures for new product promotion and trade shows during 1998.

         Unusual Expense. 1997's first quarter included a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.20 diluted earnings per share). This non-recurring charge involved outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

         Income from Operations. Income from operations as a percentage of net sales increased in the three month period ended March 31, 1998 to 14.0% from the 10.7% earned for the same period in 1997. The increase is substantially attributable to the unusual expense in 1997 described above. Excluding this one-time charge, income from operations for the first quarter of 1997 would have been 13.9%.

         Interest Expense and Income. Interest expense decreased to $573,000 in the first quarter of 1998, from $691,000 in the same 1997 period, since average outstanding debt for the first quarter of 1998 was considerably lower than a year previous. Interest income, earned primarily on customer notes, remained fairly constant over the two periods.

         Income Taxes. The provision for income taxes as a percentage of net income was 37.7% for the first quarter of 1998 compared to 40.3% a year earlier. This is largely a result of higher utilization of U.S. income tax credits during 1998.

         Net Income. Net income for the first quarter of 1998 was $5,454,000 or $.87 diluted earnings per share compared to $3,514,000 or $.57 diluted earnings per share for the first quarter of 1997, an increase of 55.2%. Net income for the first quarter of 1997 was reduced by $1,200,000 or $.20 diluted earnings per share as a result of the one-time charge related to the acquisition efforts described above. Excluding that charge, net income for the first quarter of 1998 increased by 15.7% over the first quarter of 1997. The increase resulted from higher volume in 1998.

         Earnings Per Share. All earnings per share and weighted average share amounts are presented,and where appropriate, restated as diluted to conform with Financial Accounting Standards Board Statement No. 128, Earnings Per Share.


Quarterly Information

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                              Three Months Ended
                                Mar. 31,  June 30,  Sept.30,  Dec. 31,  Mar. 31,
                                  1997      1997      1997      1997      1998
                             ---------------------------------------------------
                                     (in thousands, except per share data)
                             ---------------------------------------------------
   Net Sales                   $60,056   $63,668   $56,772   $66,083   $65,779
   Gross Profit                 20,178    21,334    19,193    21,713    22,853
   Income from operations        6,414     8,359     6,800     8,926     9,182
   Net income                    3,514     4,833     3,985     5,608     5,454
   Diluted earnings per share      .57       .77       .64       .89       .87
   Weighted   average   shares
    outstanding                  6,219     6,237     6,275     6,295     6,296


Liquidity and Capital Resources

         Hardinge's current ratio at March 31, 1998 was 4.16:1 compared to 3.82:1 at December 31, 1997. Current assets decreased by $3,095,000 during the first three months of 1998 primarily due to reductions in accounts receivable and inventory of $2,839,000 and $2,089,000, respectively, partially offset by increases in cash and prepaid expenses. Current liabilities also decreased by $4,153,000 during the quarter, as a result of reductions in accounts and notes payable totaling $8,405,000 partially offset by increases in accrued expenses.

         For the first three months of 1998, operating activities generated $10,014,000 of cash compared to $10,276,000 for the same period during 1997. As a result of acquiring several large items of manufacturing equipment, capital expenditures were significantly higher during 1998's first quarter, at

$6,677,000 compared to $744,000 for the first quarter of 1997. Financing activities during the first quarter of 1998 used cash of $2,280,000 compared to 1997's first quarter which used $10,801,000 primarily to reduce short and long-term debt.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $10,238,000 and $7,463,000 of customer notes in the first three months of 1998 and 1997, respectively.

         Hardinge maintains revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999 and $50,000,000 through August 1, 2002. At
November 1, 1999 any outstanding balance on the $20,000,000 facility converts, at the Company's option, to a term loan payable quarterly over four years through 2003 These facilities, along with other short term credit agreements, provide for immediate access of up to $77,000,000. At March 31, 1998, outstanding borrowings under these arrangements totaled $19,898,000.

         We believe that currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.


Subsequent Event

         On April 28, 1998, the Board of Directors approved a three-for-two split of the Company's common stock to be paid in the form of a 50 percent stock dividend. The resolution provides that each two outstanding shares will be converted into three shares of Hardinge common stock with a par value of $.01 per share. The date of record for shareholders entitled to additional shares is May 8, 1998, and payment of the additional shares is to take place on May 29, 1998. As a result of the split, approximately 3,281,351 additional shares of common stock will be issued on May 29, 1998. Any fractional shares created by the split will be paid in cash on May 29, 1998.

         At its meeting on April 28, 1998, the Board of Directors also declared a dividend of $.14 per post-split share, payable on June 10, 1998 to shareholders of record as of June 2, 1998.




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


                                  Hardinge Inc.


May 12, 1998                         By:_/s/ Robert E.Agan______________________
Date                                     Robert E. Agan
                                         Chairman of the Board, President /CEO



May 12, 1998                         By:_/s/ J. Patrick Ervin___________________
Date                                     J. Patrick Ervin
                                         Senior Vice President



May 12, 1998                         By:_/s/ Malcolm L Gibson___________________
Date                                     Malcolm L. Gibson
                                         Executive Vice President and Chief
                                         Financial Officer (Principal Financial
                                         Officer)



May 12, 1998                         By:_/s/ Richard L. Simons__________________
Date                                     Richard L. Simons
                                         Vice President - Finance
                                         (Principal Accounting Officer)