Form 10-Q
period 1998-06-30
HARDINGE INC
filed 1998-08-13
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of June 30, 1998 there were 9,802,746 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I    Financial Information                                          Page

          Item 1.  Financial Statements

                   Consolidated Balance Sheets at June 30, 1998 and
                   December 31, 1997.                                        3

                   Consolidated  Statements of Income and Retained
                   Earnings for the three months ended June 30, 1998
                   and 1997,and the six months ended June 30, 1998
                   and 1997.                                                 5

                   Condensed Consolidated  Statements of Cash Flows
                   for the six months ended June 30, 1998 and 1997.          6

                   Notes to Consolidated Financial Statements.               7

          Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.                     10

          Item 3.  Quantitative and Qualitative Disclosures About
                   Market Risks                                             13

Part I I  Other Information

          Item 1.  Legal Proceedings                                        14

          Item 2.  Changes in Securities                                    14

          Item 3.  Default upon Senior Securities                           14

          Item 4.  Submission of Matters to a Vote of Security Holders      14

          Item 5.  Other Information                                        14

          Item 6.  Exhibits and Reports on Form 8-K                         14

          Signatures                                                        15

PART I,  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

                                                      Jun. 30,       Dec. 31,
                                                        1998           1997
                                                -------------------------------
                                                   (Unaudited)
Assets
Current assets:
     Cash                                            $  1,877        $  1,565
     Accounts receivable                               55,542          56,210
     Notes receivable                                   6,406           5,886
     Inventories                                       93,908          91,969
     Deferred income taxes                              2,961           2,961
     Prepaid expenses                                   2,431           1,790
                                                -------------------------------
Total current assets                                  163,125         160,381


Property, plant and equipment:
     Property, plant and equipment                    138,284         128,640
     Less accumulated depreciation                     67,101          63,453
                                                -------------------------------
                                                       71,183          65,187


Other assets:
     Notes receivable                                  12,845          11,951
     Deferred income taxes                                837             837
     Goodwill                                           4,010           4,082
     Other                                              2,886           2,846
                                                -------------------------------
                                                       20,578          19,716



                                                -------------------------------
Total assets                                         $254,886        $245,284
                                                ===============================



See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                        Jun. 30,        Dec. 31,
                                                          1998            1997
                                                     ---------------------------
                                                       (Unaudited)

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                  $ 12,706       $ 18,323
     Notes payable to bank                                6,167          7,282
     Accrued expenses                                    12,191          9,756
     Accrued income taxes                                 2,665          1,614
     Deferred income taxes                                1,774          1,553
     Current portion long-term debt                       4,355          3,468
                                                     ---------------------------
Total current liabilities                                39,858         41,996

Other liabilities:
     Long-term debt                                      34,474         31,012
     Accrued pension plan expense                         2,311          2,311
     Deferred income taxes                                1,518          1,575
     Accrued postretirement benefits                      5,234          5,206
                                                     ---------------------------
                                                         43,537         40,104

Shareholders' equity
     Preferred stock, Series A, par value $.01:
         Authorized - 3,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued  shares - 9,843,992 at June 30, 1998;        98
         6,511,703 at December 31, 1997                                     65
     Additional paid-in capital                          59,964         58,065
     Retained earnings                                  120,714        112,625
     Treasury shares                                       (983)          (552)
     Accumulated other comprehensive income:
         Foreign currency translation adjustments        (3,067)        (2,763)
     Deferred employee benefits                          (5,235)        (4,256)
                                                     ---------------------------
Total shareholders' equity                              171,491        163,184

                                                     ---------------------------
Total liabilities and shareholders' equity             $254,886       $245,284
                                                     ===========================

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)


                                                                       Three months ended                  Six months ended
                                                                           June 30,                            June 30,
                                                                       1998           1997                1998           1997
                                                              -------------------------------     ------------------------------

     Net Sales                                                        $65,071        $63,668            $130,850       $123,724
     Cost of sales                                                     41,471         42,334              84,397         82,212
     ----------------------------------------------------------------------------------------     ------------------------------
     Gross profit                                                      23,600         21,334              46,453         41,512

     Selling, general and
      administrative expenses                                          14,532         12,975              28,203         24,779
     Unusual expense                                                                                                      1,960
     ----------------------------------------------------------------------------------------     ------------------------------
     Income from operations                                             9,068          8,359              18,250         14,773

     Interest expense                                                     598            674               1,171          1,365
     Interest (income)                                                   (109)          (188)               (259)          (354)
     ----------------------------------------------------------------------------------------     ------------------------------
     Income before income taxes                                         8,579          7,873              17,338         13,762

     Income taxes                                                       3,170          3,040               6,475          5,415

     ----------------------------------------------------------------------------------------     ------------------------------
     Net income                                                         5,409          4,833              10,863          8,347

     Retained earnings at beginning of period                         116,711        101,901             112,625         99,622
     Less dividends declared                                            1,373          1,236               2,741          2,471
     Less transfer to common stock due to
         stock split in the form of a dividend                             33                                 33
     ----------------------------------------------------------------------------------------     ------------------------------
     Retained earnings at end of period                              $120,714       $105,498            $120,714      $ 105,498
     ========================================================================================     ==============================


     Per share data:
     Basic earnings per share                                        $    .57       $    .52            $   1.15      $     .90
     ========================================================================================     ==============================
         Weighted average number
            of common shares outstanding                                9,420          9,347               9,417          9,323
     ========================================================================================     ==============================

     Diluted earnings per share                                      $    .57       $    .52            $   1.15      $     .89
     ========================================================================================     ==============================
         Weighted average number
            of common shares outstanding                                9,468          9,356               9,451          9,366
     ========================================================================================     ==============================

     Cash dividends declared                                         $    .14       $    .13            $    .28      $     .26
     ========================================================================================     ==============================

     1997 per share data restated for stock slpit - see Note D

     See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                          Six Months Ended
                                                              June 30,
                                                        1998             1997
                                                    ----------------------------

Net cash  provided by operating activities            $10,334         $ 18,308

Investing activities:
    Capital expenditures                              (10,320)          (5,124)
    Investment in subsidiary                                            (4,588)
                                                    ----------------------------
Net cash (used in) investing activities               (10,320)          (9,712)


Financing activities:
    (Decrease) in short-term notes payable to bank     (1,013)          (6,801)
    Increase (decrease) in long-term debt               4,497             (652)
    (Purchase)  sale of treasury stock                   (430)             137
    Dividends paid                                     (2,741)          (2,471)
                                                    ----------------------------
Net cash provided by (used in) financing activities       313           (9,787)


Effect of exchange rate changes on cash                   (15)             (53)

                                                   -----------------------------
Net increase (decrease) in cash                        $  312          ($1,244)
                                                   =============================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1998


NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1997.

             The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in only one business segment - industrial machine tools.


NOTE  B--INVENTORIES

             Inventories are summarized as follows (dollars in thousands):

                                                  June 30,          December 31,
                                                    1998                1997
                                            ------------------------------------

Finished products                                $ 35,871             $ 32,290
Work-in-process                                    31,800               32,328
Raw materials and purchased components             26,237               27,351
                                            ---------------      ---------------
                                                 $ 93,908             $ 91,969
                                            ===============      ===============


NOTE C--UNUSUAL EXPENSE

             1997's first quarter included a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.13 per share). This non-recurring charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.


NOTE D--CHANGES IN SHAREHOLDERS' EQUITY

             On April 28, 1998, the Board of Directors approved a three-for-two stock split of the Company's Common shares to be paid in the form of a 50 percent stock dividend. As a result of the split, 3,281,351 additional shares were issued on May 29, 1998 to shareholders of record on May 8, 1998 and retained earnings were reduced by $32,813. Any fractional shares resulting from the split were paid in cash. All references in the accompanying consolidated financial statements to common shares outstanding and earnings per share have been restated to reflect this stock split.

June 30, 1998


NOTE E--EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

            Earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock. In 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" was issued. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. All earnings per share amounts have been restated to conform to the requirements of Statement 128. All earnings per share amounts and shares outstanding have been restated to reflect the stock split mentioned above.

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128. The table sets forth the computation of basic and diluted earnings per share:

                                                      Three months ended              Six months ended
                                                          June 30,                       June 30,
                                                 -----------------------------------------------------------
                                                     1998          1997             1998          1997
                                                 -----------------------------------------------------------
                                                                       (in thousands)
Numerator:
   Net income                                         $ 5,409      $ 4,833          $10,863        $ 8,347
   Numerator for basic earnings per share               5,409        4,833           10,863          8,347
   Numerator for diluted earnings per share             5,409        4,833           10,863          8,347

Denominator:
   Denominator for basic earnings per share
     -weighted average shares                           9,420        9,347            9,417          9,323
   Effect of diluted securities:
     Restricted stock and stock options                    48            9               34             43
   Denominator for diluted earnings per share
     -adjusted weighted average shares                  9,468        9,356            9,451          9,366

Basic earnings per share                              $   .57      $   .52         $   1.15        $   .90
                                                 ===========================    ===========================
Diluted earnings per share                            $   .57      $   .52         $   1.15        $   .89
                                                 ===========================    ===========================



NOTE F--DIVIDENDS DECLARED

            Dividends declared per share have been restated to reflect the additional shares issued in the stock split mentioned above.

June 30, 1998


NOTE G--REPORTING COMPREHENSIVE INCOME

            As of January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. However, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires that foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, be included in shareholders' equity as other comprehensive income. Prior year financial statements were reclassified to conform to the requirements of Statement 130.

            During the three months and six months ended June 30, 1998 and 1997, the components of total comprehensive income consisted of the following (dollars in thousands):

                              Three months ended           Six months ended
                                    June 30,                   June 30,
                                1998        1997           1998          1997
                            ----------   ----------     -----------    ---------

Net Income                  $  5,409     $  4,833        $ 10,863      $  8,347
Foreign currency
  translation adjustments        (38)         (76)           (304)       (1,784)
                            ==========   ==========     ===========    =========
Comprehensive Income        $  5,371     $  4,757        $ 10,559       $ 6,563
                            ==========   ==========     ===========    =========

PART I, ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following are management's comments relating to significant changes in the results of operations for the three month and six month periods ended June 30, 1998 and 1997 and in the Company's financial condition during the six month period ended June 30, 1998.


Results of Operations


         Net Sales. Net sales for the quarter ended June 30, 1998 were $65,071,000, an increase of 2.2% over 1997's second quarter sales of $63,668,000. Year to date sales of $130,850,000 for the first six months of 1998 represent a 5.8% increase over the $123,724,000 net sales for the same 1997 period.

         Geographically, second quarter U.S. sales of $45,804,000 exceeded 1997's second quarter by $1,154,000, or 2.6%. Similarly, U.S. sales for the first six months of 1998 were up by $2,713,000 over the previous year, an increase of 3.1%. Sales to European customers increased by $1,379,000, or 11.4%, during the second quarter of 1998 compared to 1997, continuing the trend reported during the first quarter of 1998. Year to date June 30, 1998 European sales increased by $6,318,000 or 28.5% over the previous year. Sales to Asia and all other parts of the world declined by $1,130,000 and $1,905,000 for the three and six months ended June 30, 1998 compared to similar periods during 1997.

         Machine sales accounted for $45,162,000 of net sales for the second quarter of 1998, compared to $43,103,000 for the same 1997 period. Year to date June 30, 1998 sales of machines accounted for $91,567,000, a 7.8% increase over the $84,962,000 sales in the same 1997 period. Sales of non-machine products and services in the second quarter of 1998 were slightly less than a year ago, at $19,909,000 compared to $20,565,000. Year to date sales of this product group were $39,283,000, up 1.3% from $38,762,000 the previous year.

         Gross Profit. Gross margin for the second quarter of 1998, as a percentage of sales, improved significantly to 36.3% from 33.5% a year earlier. Gross margin for the six month periods ended June 30 showed a similar increase, from 33.6% in 1997 to 35.5% in 1998. The improvement was largely due to increased utilization of the Company's factories in the United States and Switzerland and better product mix.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were 22.3% of sales during the second quarter of 1998 compared to 20.4% a year earlier. SG&A expenses for the six months ended June 30, 1998 and 1997 were 21.6% and 20.0%, respectively. The increase represents implementation of the Company's strategy to hire additional sales and service personnel to better serve its growing customer base. Also, the cost of machine tool shows and promotion costs have increased during 1998, reflecting the Company's major commitment to the International Manufacturing Technology Show, to be held in Chicago during September. The show is held every two years.

         Income from Operations. Income from operations as a percentage of net sales increased for the three months ended June 30, 1998 to 13.9%, from 13.1% a year earlier, as the increase in gross margin for the period was only partially offset by higher SG&A costs. Income from operations for the first six months of 1998 increased to 13.9% of sales compared to 11.9% for the same period of 1997. Income from operations for the first six months of 1997 included a one-time charge of $1,960,000 for costs incurred in connection with a major acquisition which the Company decided not to complete. Net income from operations as a percentage of net sales, without consideration of this charge, would have been 13.5% for the first six months of 1997.

         Interest Expense. Interest expense for the quarter ended June 30, 1998 was somewhat lower than a year earlier, at $598,000 compared to $674,000 during the second quarter of 1997. Interest expense for the six month periods ended June 30, 1998 and 1997 was $1,171,000 and $1,365,000, respectively. While average borrowings have remained relatively unchanged during both years, the average interest rate paid during 1998 was slightly lower.

         Interest Income. Interest income was somewhat lower ($79,000 and $95,000, respectively) for the three and six month periods ended June 30, 1998 compared to the same 1997 periods because the Company chose to offer lower interest rates as a sales incentive to its customers to a greater extent during 1998.

         Income Taxes. The provision for income taxes as a percentage of income before income taxes was 37.0% for the three months ended June 30, 1998, compared to 38.6% a year previous. The tax rates for the six month periods ended June 30, 1998 and 1997 were 37.3% and 39.3%, respectively. The lower effective tax rates during 1998 result from higher utilization of U.S. income tax credits.

         Net Income. Net income for the second quarter of 1998 was $5,409,000, or $.57 per share, an increase of $576,000 or 11.9% from the same 1997 period. Year to date 1998 net income was $10,863,000, or $1.15 per share, compared to $8,347,000, or $.89 per share for the same 1997 period (after restatement for the Company's May, 1998 3-for-2 stock split). 1997's net income was reduced by $1,200,000, or $.13 per share (after restatement), as a result of the previously reported non-recurring charge related to first quarter 1997 acquisition efforts. Excluding that charge, net income for the first half of 1997 was $9,547,000, or $1.02 per share restated for the stock split. The improvement in performance is primarily the result of increased volume coupled with successful margin and operating cost management.

         Earnings Per Share. All earnings per share and weighted average share amounts are presented, and where appropriate, restated as diluted to conform with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Additionally, to provide comparability between periods, prior periods' data have also been restated to give effect to the Company's 3-for-2 stock split which took place in May, 1998.

Quarterly Information

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                 Three Months Ended
                                     Mar. 31,   June 30,   Sept. 30,    Dec. 31,
                                       1997       1997        1997        1997
                                  ---------------------------------------------
                                       (in thousands, except per share data)
                                  ----------------------------------------------

   Net Sales                        $ 60,056   $ 63,668    $ 56,772     $66,083
   Gross Profit                       20,178     21,334      19,193      21,713
   Income from operations              6,414      8,359       6,800       8,926
   Net income                          3,514      4,833       3,985       5,608
   Diluted earnings per share            .38        .52         .42         .59
   Weighted average shares
    outstanding                        9,328      9,356       9,413       9,443

                                                 Three Months Ended
                                     Mar. 31,   June 30,
                                       1998       1998
                                  ----------------------------------------------
                                       (in thousands, except per share data)
                                  ----------------------------------------------

   Net Sales                        $ 65,779   $ 65,071
   Gross Profit                       22,853     23,600
   Income from operations              9,182      9,068
   Net income                          5,454      5,409
   Diluted earnings per share            .58        .57
   Weighted average shares
    outstanding                        9,441      9,468



Liquidity and Capital Resources


         Hardinge's current ratio at June 30, 1998 was 4.09:1 compared to 3.82:1 at December 31, 1997. Current assets increased by $2,744,000, primarily as a result of an increase in inventory of $1,939,000. Current liabilities decreased by $2,138,000, with a reduction of accounts payable of $5,617,000 being partially offset by a number of smaller increases in other current liabilities.

         In the first half of 1998, operating activities provided $10,334,000 of cash, compared to $18,308,000 for the first half of 1997 during which inventories were reduced to normal levels after several major projects were completed. Capital expenditures and cash used in acquisition activities during both six month periods remained relatively constant, at $10,320,000 in 1998 and $9,712,000 in 1997. Excess cash generated during the first half of 1997 was used to reduce debt by $7,453,000, while debt was increased by $3,484,000 during the first half of 1998.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $19,476,000 of customer notes in the first half of 1998, compared to $17,400,000 during the same period of 1997.

         At June 30, 1998 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999 and $50,000,000 through August 1, 2002. At November 1, 1999 any outstanding balance on the $20,000,000 facility converts, at the Company's option, to a term loan payable quarterly over four years through 2003 These facilities, along with other short term credit agreements, provide for immediate access of up to $77,000,000. At June 30, 1998, outstanding borrowings under these arrangements totaled $24,900,000.

         We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

         The Company continues implementation of its program to assure that the year 2000 problem will have no significant impact on operations. The plan, which considers both internal and external vulnerability, will be completed in sufficient time to avoid any disruption of its operations. The cost of implementing the plan is not material.



         This report contains statements of a forward-looking nature relating to the financial performance of Hardinge Inc. Such statements are based upon information known to management at this time. The company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the company's ability to control, and in many cases the company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company's entry into new product and geographic markets , the company's ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors' actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.






ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Not Applicable

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Default upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

              The 1998 Annual Meeting of Shareholders of Hardinge Inc. was held on April 28, 1998. A total of 6,214,259 of the Company's shares were present or represented by proxy at the meeting. This represents more than 95% of the Company's shares outstanding.

              The three Class I directors named below were elected to serve a three-year term and the Class II director named below was elected to serve a one-year term.

                                                Votes for        Votes Withheld
                Class I Directors
                   Robert E. Agan               6,207,125             7,134
                   Richard J. Cole              6,207,755             6,504
                   E. Martin Gibson             6,205,011             9,248
                Class II Director
                   Albert W. Moore              6,205,271             8,988

              John W. Bennett, James L. Flynn, Douglas A. Greenlee, J. Philip Hunter and Eve L. Menger continue as Directors of the Company. Since said date, Eve L. Menger has resigned from the Board of Directors effective August 1, 1998 and Daniel J. Burke has been elected to fill the vacancy created.

              The election of Ernst & Young LLP as the Company's independent accountants was ratified, with 6,198,745 shares voting for and 4,565 shares voting against.

              No other matters were presented for vote at that meeting.


Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

              27.1   Financial Data Schedule
              27.2   Restated Financial Data Schedule

         B. Reports on Form 8-K

              Current report on Form 8-K, dated May 11, 1998 was filed in connection with an April 28, 1998 press release announcing a three-for-two stock split.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Hardinge Inc.


August 12, 1998                      By:_/s/ Robert E. Agan____________________
Date                                     Robert E. Agan
                                         Chairman of the Board, President /CEO



August 12, 1998                      By:_/s/ J. Patrick Ervin___________________
Date                                     J. Patrick Ervin
                                         Executive Vice President



August 12, 1998                      By:_/s/ Malcolm L Gibson___________________
Date                                     Malcolm L. Gibson
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)



August 12, 1998                      By:_/s/ Richard L. Simons__________________
                                          Richard L. Simons
                                          Vice President - Finance
                                          (Principal Accounting Officer)