Form 10-Q
period 1998-09-30
HARDINGE INC
filed 1998-11-13
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of September 30, 1998 there were 9,824,746 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I  Financial Information                                              Page

        Item 1.  Financial Statements

                 Consolidated Balance Sheets at September 30, 1998 and
                 December 31, 1997.                                           3

                 Consolidated  Statements of Income and Retained
                 Earnings for the three months ended September 30, 1998
                 and 1997 and the nine months ended September 30, 1998
                 and 1997.                                                    5

                 Condensed Consolidated  Statements of Cash Flows for
                 the nine months ended September 30, 1998 and 1997.           6

                 Notes to Consolidated Financial Statements.                  7

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.                        10

        Item 3.  Quantitative and Qualitative Disclosures About Market
                 Risks.                                                      14

Part II Other Information

        Item 1.  Legal Proceedings                                           15

        Item 2.  Changes in Securities                                       15

        Item 3.  Default upon Senior Securities                              15

        Item 4.  Submission of Matters to a Vote of Security Holders         15

        Item 5.  Other Information                                           15

        Item 6.  Exhibits and Reports on Form 8-K                            15

        Signatures                                                           16

PART I,  ITEM 1
HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

                                                       Sept. 30,       Dec. 31,
                                                          1998           1997
                                                -------------------------------
                                                      (Unaudited)
Assets
Current assets:
     Cash                                             $  3,170        $  1,565
     Accounts receivable                                55,069          56,210
     Notes receivable                                    6,472           5,886
     Inventories                                        94,979          91,969
     Deferred income taxes                               2,961           2,961
     Prepaid expenses                                    1,635           1,790
                                                -------------------------------
Total current assets                                   164,286         160,381


Property, plant and equipment:
     Property, plant and equipment                     144,807         128,640
     Less accumulated depreciation                      69,156          63,453
                                                -------------------------------
                                                        75,651          65,187


Other assets:
     Notes receivable                                   11,927          11,951
     Deferred income taxes                                 837             837
     Goodwill                                            3,974           4,082
     Other                                               1,808           2,846
                                                -------------------------------
                                                        18,546          19,716



                                                -------------------------------
Total assets                                          $258,483        $245,284
                                                ===============================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                       Sept. 30,       Dec. 31,
                                                          1998           1997
                                                 ------------------------------
                                                      (Unaudited)
Liabilities and shareholders' equity:
 Current liabilities:
     Accounts payable                                  $ 12,466       $ 18,323
     Notes payable to bank                                4,251          7,282
     Accrued expenses                                    13,565          9,756
     Accrued income taxes                                 2,980          1,614
     Deferred income taxes                                2,012          1,553
     Current portion long-term debt                       3,629          3,468
                                                -------------------------------
Total current liabilities                                38,903         41,996


Other liabilities:
     Long-term debt                                      34,362         31,012
     Accrued pension plan expense                         2,311          2,311
     Deferred income taxes                                1,646          1,575
     Accrued postretirement benefits                      5,316          5,206
                                                -------------------------------
                                                         43,635         40,104

Shareholders' equity:
     Preferred stock, Series A, par value $.01:
         Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued  shares - 9,843,992 at Sept. 30, 1998
          and 6,511,703 at December 31, 1997                 98             65
     Additional paid-in capital                          60,012         58,065
     Retained earnings                                  123,868        112,625
     Treasury shares                                      (444)          (552)
     Accumulated other comprehensive income -
         Foreign currency translation adjustments       (2,253)        (2,763)
     Deferred employee benefits                         (5,336)        (4,256)
                                                -------------------------------
Total shareholders' equity                              175,945        163,184

                                                -------------------------------
Total liabilities and shareholders' equity             $258,483       $245,284
                                                ===============================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)

                                                                         Three months ended                Nine months ended
                                                                           September 30,                     September 30,
                                                                         1998          1997                1998          1997
                                                                 -----------------------------     -----------------------------

     Net Sales                                                          $62,041       $56,772            $192,891      $180,496
     Cost of sales                                                       39,435        37,579             123,832       119,791
     -----------------------------------------------------------------------------------------     -----------------------------
     Gross profit                                                        22,606        19,193              69,059        60,705

     Selling, general and
      administrative expenses                                            14,886        12,393              43,089        37,172
     Unusual expense                                                                                                      1,960
     -----------------------------------------------------------------------------------------     -----------------------------
     Income from operations                                               7,720         6,800              25,970        21,573

     Interest expense                                                       572           531               1,743         1,896
     Interest (income)                                                     (120)         (176)               (379)         (530)
     -----------------------------------------------------------------------------------------     -----------------------------
     Income before income taxes                                           7,268         6,445              24,606        20,207

     Income taxes                                                         2,737         2,460               9,212         7,875

     -----------------------------------------------------------------------------------------     -----------------------------
     Net income                                                           4,531         3,985              15,394        12,332

     Retained earnings at beginning of period                           120,714       105,498             112,625        99,622
     Less dividends declared                                              1,377         1,234               4,118         3,705
     Less stock split effected in the form
         of a dividend                                                                                         33
     =========================================================================================     =============================
     Retained earnings at end of period                                $123,868     $ 108,249            $123,868     $ 108,249
     =========================================================================================     =============================


     Per share data:
     Basic earnings per share                                           $   .48       $   .42            $   1.63      $   1.32
     =========================================================================================     =============================
         Weighted average number
            of common shares outstanding                                  9,426         9,380               9,419         9,339
                                                                 =============================     =============================

     Diluted earnings per share                                         $   .48       $   .42            $   1.63      $   1.31
     =========================================================================================     =============================
         Weighted average number
            of common shares outstanding                                  9,468         9,413               9,452         9,419
                                                                 =============================     =============================

     Cash dividends declared                                            $   .14       $   .13             $   .42       $   .39
                                                                 =============================     =============================

1997 per share data restated for stock split - see Note D.

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        1998             1997
                                             ----------------------------------

Net cash  provided by operating activities            $20,659         $ 32,042

Investing activities:
    Capital expenditures                              (15,263)          (6,211)
    Proceeds frpm sale of assets                                            17
    Investment in subsidiary                                            (4,588)
                                             ----------------------------------
Net cash (used in) investing activities               (15,263)         (10,782)


Financing activities:
    (Decrease) in short-term notes payable to bank     (3,158)          (8,124)
    Increase (decrease) in long-term debt               3,835           (7,977)
    (Purchase)  sale of treasury stock                   (430)              84
    Dividends paid                                     (4,118)          (3,705)
                                              ---------------------------------
Net cash (used in) financing activities                (3,871)         (19,722)


Effect of exchange rate changes on cash                    80              (57)

                                              ---------------------------------
Net increase in cash                                 $  1,605           $1,481
                                              =================================


See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1998


NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1997.

             The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in only one business segment - industrial machine tools.


NOTE  B--INVENTORIES

             Inventories are summarized as follows (dollars in thousands):

                                             September 30,         December 31,
                                                 1998                  1997
                                             ----------------------------------

Finished products                              $ 39,885              $ 32,290
Work-in-process                                  27,921                32,328
Raw materials and purchased components           27,173                27,351
                                             ===========            ===========
                                               $ 94,979              $ 91,969
                                             ===========            ===========


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

September  30, 1998


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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128. The table sets forth the computation of basic and diluted earnings per share:

                                                        Three months ended            Nine months ended
                                                          September 30,                  September 30,
                                                   --------------------------------------------------------
                                                        1998         1997             1998          1997
                                                   --------------------------------------------------------
                                                                        (in thousands)

 Numerator:
   Net income                                         $ 4,531      $ 3,985         $ 15,394        $12,332
   Numerator for basic earnings per share               4,531        3,985           15,394         12,332
   Numerator for diluted earnings per share             4,531        3,985           15,394         12,332

Denominator:
   Denominator for basic earnings per share
     -weighted average shares                           9,426        9,380            9,419          9,339
   Effect of diluted securities:
     Restricted stock and stock options                    42           33               33             80
   Denominator for diluted earnings per share
     -adjusted weighted average shares                  9,468        9,413            9,452          9,419

Basic earnings per share                              $   .48      $   .42         $   1.63         $ 1.32
                                                   =========================     ==========================
Diluted earnings per share                            $   .48      $   .42         $   1.63         $ 1.31
                                                   =========================     ==========================



NOTE F--DIVIDENDS DECLARED

            Dividends declared per share have been restated to reflect the additional shares issued in the stock split mentioned above.

September 30, 1998


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

            During the three months and nine months ended September 30, 1998 and 1997, the components of total comprehensive income consisted of the following (dollars in thousands):

                                 Three months ended         Nine months ended
                                    September 30,             September 30,
                                   1998       1997          1998         1997
                                ---------  ---------     ---------    ----------
Net Income                      $  4,531   $  3,985      $ 15,394     $ 12,332
Foreign currency
  translation adjustments            814        (96)          510       (1,880)
                                ---------  ---------     ---------    ----------
Comprehensive Income            $  5,345   $  3,889      $ 15,904       10,452
                                =========  =========     =========    ==========

PART I, ITEM 2.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following are management's comments relating to significant changes in the results of operations for the three month and nine month periods ended September 30, 1998 and 1997 and in the Company's financial condition during the nine month period ended September 30, 1998.



Results of Operations


              Net Sales. Net sales for the quarter ended September 30, 1998 totaled $62,041,000 compared to $56,772,000 during the same 1997 quarter, an in-crease of 9.3%. Year to date sales of $192,891,000 for the first nine months of 1998 represent an increase of 6.9% over 1997's nine month total of $180,496,000.

              Sales of machines accounted for $42,112,000 of net sales for the third quarter of 1998, while sales of non-machine products and services contributed the remaining $19,929,000. Compared to the prior year's third quarter, machine sales increased by 14.8% while other products experienced a slight decline of 0.9%. This difference in rates of change was due in part to shipment of a particularly large machine order to an automotive customer during this year's third quarter. For the nine months ended September 30, 1998 machine revenues were $133,679,000 or 69.3% of total volume with the remaining $59,212,000 or 30.7% coming from other products. This compares to the first nine months of 1997 where machine revenues totaled $121,789,000 or 67.5%, and other revenues totaled $58,707,000 or 32.5%. The increase in the relative percentage of machine sales throughout these periods reflects the Company's continued aggressive introduction of new machine products and strategic acquisitions.

              Sales to customers in the United States for the quarter ended September 30, 1998 increased by $1,687,000 or 4.1% over the same 1997 quarter. Sales to European customers increased by $876,000 or 7.6%, while sales to all other parts of the world increased by $2,706,000, an increase of 68.4%. For the nine months ended September 30, the 1998 sales apportionment among the US, Europe, and all other areas was 69.6%, 21.2%, and 9.2%, respectively, compared to 72.0%, 18.7%, and 9.3% during 1997.

              Gross Profit. As in both previous quarters this year, the Company's gross margin continued to increase during the third quarter. Gross margin, as a percentage of sales, was 36.4% in the third quarter of 1998 compared to 33.8% for the same 1997 quarter. Gross margin percentages for the nine month periods ended September 30, 1998 and 1997 were 35.8% and 33.6%, respectively. The improved margins reported throughout the year are the result of a more profitable mix of machine sales and better factory utilization.

              Selling, General,and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percentage of sales for the quarter ended September 30 were 24.0% in 1998 compared to 21.8% during 1997. The same upward trend is true for the nine month periods ended September 30, 1998 and 1997, at 22.3% and 20.6%, respectively. The additional expense during the first nine months of 1998 is a result of several factors. The implementation of the Company's strategy to provide better service to our growing marketplace has resulted in the addition of both sales and service personnel, and the opening of new regional technical centers in Ohio and Texas. The Company has just completed participation in the International Manufacturing Technology Show in Chicago. The show, held every two years, is the premier showcase for Hardinge products. The Company's presence at this year's show was broadly expanded to accommodate its growing product lines. Finally, 1997's year-to-date SG&A expenses include only two quarters of Hansvedt Industries costs as a result of the Hansvedt acquisition having taken place in April, 1997.

          Income  from  Operations.  Operating  income  for  the  quarter  ended
September  30,  1998 was  $7,720,000  (12.4% of sales)  compared  to  $6,800,000
(12.0%) during the same quarter last year. Income from operations for the nine months ended September 30, 1998 was $25,970,000, or 13.5% of sales, compared to 1997's $23,533,000, or 13.0%, as calculated prior to the non-recurring charge related to acquisition efforts which was reported during 1997's first quarter. With this non-recurring charge taken into consideration, operating income for the nine months ended September 30, 1997 was $21,573,000, or 12.0% of sales. The increases in sales volume and gross margin rates described earlier have more than offset the additional SG&A costs during 1998, resulting in these improvements.

         Interest Expense. Interest expense for the quarter ended September 30, 1998 was $572,000, compared to $531,000 a year earlier, resulting from slightly higher average borrowing at slightly lower rates. For the nine month periods ended September 30, 1998 and 1997, interest expense totaled $1,743,000 and $1,896,000, respectively.

         Interest Income. Interest income is derived mainly from financing of customer purchases. A program of reduced interest rates as a sales incentive during 1998 is responsible for the reduced interest income of $120,000 and $379,000 for the quarter and nine months ended September 30, 1998 compared to $176,000 and $530,000 for the same periods a year earlier.

         Income Taxes. The provision for income taxes as a percentage of pre-tax income was 37.7% and 37.4%, for the third quarter and first nine months of 1998, respectively, compared to 38.2% and 39.0% for the same 1997 periods. The rate reductions are a reflection of higher utilization of US income tax credits.

         Net Income. Net income for the third quarter of 1998 was $4,531,000, or $.48 per share, an increase of $546,000 or 13.7% from 1997's income of $3,985,000 or $.42 per share which was restated for the Company's May 1998 3-for-2 stock split. Year to date 1998 net income was $15,394,000, or $1.63 per share, compared to $12,332,000, or $1.31 per share for the same 1997 period after restatement. As previously reported, 1997's net income has been reduced by $1,200,000, or $.13 per share (after restatement), resulting from a non-recurring charge related to first quarter 1997 acquisition efforts. Excluding that charge, net income for the first nine months of 1997 was $13,532,000, or $1.44 per share as restated. The net income gain is attributable to the accumulation of factors already discussed.

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

Quarterly Information


         The following table sets forth certain quarterly financial data for each of the periods indicated.


                                               Three Months Ended
                                  Mar. 31,    June 30,     Sept. 30,   Dec. 31,
                                    1997        1997          1997      1997
                             ---------------------------------------------------
                                      (in thousands, except per share data)
                             ---------------------------------------------------
   Net Sales                     $ 60,056    $ 63,668      $ 56,772    $66,083
   Gross Profit                    20,178      21,334        19,193     21,713
   Income from operations           6,414       8,359         6,800      8,926
   Net income                       3,514       4,833         3,985      5,608
   Diluted earnings per share         .38         .52           .42        .59
   Weighted average shares
    outstanding                     9,328       9,356         9,413      9,443

                                               Three Months Ended
                                  Mar. 31,   June 30,      Sept. 30,
                                    1998       1998           1998
                             ---------------------------------------------------
                                      (in thousands, except per share data)
                             ---------------------------------------------------
   Net Sales                     $ 65,779    $ 65,071      $ 62,041
   Gross Profit                    22,853      23,600        22,606
   Income from operations           9,182       9,068         7,720
   Net income                       5,454       5,409         4,531
   Diluted earnings per share         .58         .57           .48
   Weighted average shares
    outstanding                     9,441       9,468         9,468


Liquidity and Capital Resources


         Hardinge's operating activities for the nine months ended September 30, 1998 provided funds totaling $20,659,000 compared to $ 32,042,000 for the same period a year earlier. The 1998 and 1997 nine month periods generated $22,509,000 and $18,813,000, respectively, from net income plus depreciation and amortization. However, funds were used to increase inventory by $2,031,000 during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, funds were generated by an inventory reduction of $11,804,000 as inventory levels, which had been increased during 1996 for new product introductions and large auto business orders, were reduced. These significant changes in inventory levels were largely responsible for the overall difference in funds provided by operations between the two nine month periods.

         Throughout the nine months ended September 30, 1998, total debt remained nearly level. However, during the same 1997 period the Company repaid short and long-term borrowings totaling $16,101,000. Capital expenditures and acquisition activities required $15,263,000 and $10,782,000 in funds for the nine month periods ended September 30, 1998 and 1997, respectively. 1998's capital expenditures include a number of very large items of manufacturing equipment purchased to machine larger part sizes and to increase productivity of our manufacturing operations in both the U.S. and Switzerland. The net result of all operating, financing, and investing activities was an increase in cash of $1,605,000 for the nine months ended September 30, 1998 compared to $1,481,000 during the same period of the previous year.

         Hardinge's current ratio at September 30, 1998 was 4.22:1, compared to 3.82:1 at December 31, 1997.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $30,455,000 of customer notes in the first nine months of 1998, compared to $25,400,000 during the same period of 1997.

         At September 30, 1998 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999 and $50,000,000 through August 1, 2002. Any amounts outstanding on the $20,000,000 line expiring November 1, 1999 convert, at the Company's option, to term loans payable quarterly over four years through 2003. These facilities, along with other short term credit agreements, provide for immediate access of up to $77,000,000. At September 30, 1998, outstanding borrowings under these arrangements totaled $23,684,000.

         We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.



Year 2000 Issue


         The Year 2000 issue arises from the use of two-digit date fields in certain computer programs which may cause problems as the year changes from 1999 to 2000. If the Company's computer systems do not correctly recognize date information, there could be a material adverse effect on the Company's operations. The Company has identified risk associated with the Year 2000 problem in the following areas: (i) systems used by the Company to operate its business; (ii) systems used by the Company's critical suppliers; and (iii) warranty or other potential claims from the Company's customers. The Company has evaluated its risks in these areas and is in the process of implementing a program to minimize any potential impact on operations arising out of the Year 2000 problem. The Company's efforts have been directed by a Steering Committee consisting of executive officers and other appropriate personnel. Costs associated with the program are not expected to be significant and are being expensed as incurred with funding through operating cash flows.

         With respect to IT (Information Technology) systems, the Company has reviewed, tested and corrected, where necessary, all internally-generated software for the ability to recognize the year 2000. Where the Company relies on outside software vendors, the Company has received written assurance of, and tested for, such software's ability to properly perform beyond December 31, 1999.

         Non-information technology ("Non-IT") systems include plant floor machinery and systems with embedded technology such as microprocessors or microcontrollers which operate such facility related items as phone systems, access controls and heating, ventilation and air conditioning systems. The Company has identified, tested where possible and received when available written confirmation that its facility-related Non-IT equipment is Year 2000 compliant and has requested written assurance from its key equipment suppliers that their internal operations and products are and will be Year 2000 compliant. Currently, a majority of suppliers have provided the requested assurance and the Company anticipates concluding this analysis, including equipment testing, in early 1999.

         The Company believes that its past and current products are Year 2000 compliant and therefore exposure to warranty and other potential claims is not expected to be outside the ordinary course of business. With respect to the computerized control systems in place on the Company's machines sold in prior years, the Company's primary supplier of these controls has provided written assurance that both their previously-supplied and current controls are Year 2000 compliant.

         As part of its Year 2000 compliance program, the Company has developed a contingency plan to address what it views as the most likely worst-case scenario resulting from one or more of the above-identified risks being realized. At this time, the Company believes that the failure of a third-party's system to perform as represented poses the greatest risk to the Company's operations. The contingency plan identifies alternative suppliers and addresses other potential third-party failures. While the Company believes it has addressed all critical Year 2000 issues, there is no guarantee against internal, external and third-party system failures related to the Year 2000 problem. Such failures could have a material adverse effect on the Company's results of operations, liquidity and financial condition.


Euro Conversion

         The Company conducts operations in several European countries which will begin conversion in 1999 to the new common currency (the Euro) to be used by members of the European Union. The Company does not anticipate any significant risk to its operations as a result of the conversion.




         This report contains statements, including those relating to the year 2000 issue, of a forward-looking nature relating to the financial performance of Hardinge Inc. Such statements are based upon information known to management at this time. The company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the company's ability to control, and in many cases the company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company's entry into new product and geographic markets , the company's ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors' actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.





PART I.  ITEM 3.

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

Item 3.  Default upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A. Exhibits

            10.1 Swap Transaction Agreement effective June 1, 1998 between Hardinge Inc. and The Chase Manhattan Bank.

            10.2 Employment Agreement with Richard C. Amadril, dated August August 3, 1998.

            27.1   Financial Data Schedule

            27.2   Restated Finacial Data Scedule

         B. Reports on Form 8-K

                   There were no reports filed on Form 8-K  during  the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Hardinge Inc.


November 12, 1998                    By:_/s/ Robert E. Agan____________________
Date                                     Robert E. Agan
                                         Chairman of the Board, President /CEO



November 12, 1998                    By:_/s/ J. Patrick Ervin__________________
Date                                     J. Patrick Ervin
                                         Executive Vice President



November 12, 1998                    By:_/s/ Malcolm L Gibson__________________
Date                                     Malcolm L. Gibson
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)



November 12, 1998                    By:_/s/ Richard L. Simons_________________
Date                                     Richard L. Simons
                                         Vice President - Finance
                                         (Principal Accounting Officer)