Form 10-K
period 1998-12-31
HARDINGE INC
filed 1999-03-12
CIK 313716

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) or the Securities Exchange
    Act of 1934.

                  For the fiscal year ended December 31, 1998.

                                  ----------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the transition period from         to

Commission File Number 0-15760

                                  ----------

                                 HARDINGE INC.
             (Exact name of registrant as specified in its charter)

              NEW YORK                                   16-0470200
----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

 One Hardinge Drive, Elmira, New York                    14902-1507
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  Zip Code

                                (607) 734-2281
              ---------------------------------------------------
              Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act: None

Securities pursuant to section 12(g) of the Act:
      Common Stock with a par value of $.01 per share
      Preferred Stock purchase rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 1999:
     Common Stock, $.01 par value--$109,503,241.

The number of shares outstanding of the issuer's common stock as of February 1, 1999:
     Common Stock, $.01 par value 9,846,323 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 12, 1999 are incorporated by reference to Part III of this Form.

                                    PART I

ITEM 1.--BUSINESS

General

     Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The Company has six wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge GmbH was established by the Company in Germany in 1987. In November 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. (collectively referred to as "Kellenberger"). The Kellenberger, Inc. subsidiary was then liquidated in 1998. During 1996, Hardinge Shanghai Company, Ltd. was established near Shanghai, People's Republic of China. In April 1997, the Company acquired 100% of the outstanding stock of Hansvedt Industries, Inc. Additionally, the Company is a majority owner in Hardinge Taiwan Limited, located in Taichung City, (Taiwan) Republic of China.

     The Company's headquarters is located in Chemung County, New York, which is on the south-central border of upstate New York. The Company has manufacturing facilities located in Chemung County, New York and St. Gallen, Switzerland. The Company assembles machinery at its Shanghai, PRC facility for deliveries to customers in Asia. The Company manufactures the majority of the products it sells, purchasing a few machine accessories from other manufacturers for resale.

     References to Hardinge Inc., the "Company", or "Hardinge" are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

Products

     Hardinge Inc. has been a manufacturer of industrial-use
Super-Precision[R] and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from a rough-formed part by moving multiple cutting tools arranged on a turret assembly against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by Hardinge machines, those dimensions are often measured in millionths of inches. Hardinge considers itself to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to those dimensions.

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

     A vertical machining center cuts material differently than a turning machine. These machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers as turning machines. They are being marketed by the Company on the basis that a customer will be able to obtain machining centers with the same quality and reliability as the Company's turning machines and will be able to obtain its turning machines and machining centers from a single supplier.

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

     Beginning in 1996, the Company took yet another step to address a new market segment with the introduction of its Cobra[TM] line of lathes, offering basic, no frills, yet very reliable and accurate machines. The Cobra line provides a relatively inexpensive product offering for potential customers with limited financial resources. Further refining its ability to provide products aimed at particular types of customer applications, Hardinge in 1998 introduced the Conquest Twin Turn 65 dual spindle, twin turret lathe. This is the most technologically advanced machine tool Hardinge has ever built. This machine is specially designed to manufacture complex parts within a single machining cycle.

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

     A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, recreational equipment, farm equipment, construction equipment, energy, and transportation. Sales to the automobile industry accounted for 13%, 17% and 9% of the Company's net sales in 1998, 1997 and 1996, respectively.

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

Sources and Availability of Raw Materials

     The Company manufactures and assembles its lathes, machining centers, Hansvedt electrical discharge machines and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in recent years.

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

     The Company utilizes several quality and process control programs, including Total Quality Management. The Company's quality management system is certified to the ISO 9001 Quality Standard of the International Standards Organization. The ISO 9001 Quality System is an internationally accepted quality standard for commercial operations, such as product design verification, reviewing the quality of suppliers, imperfection and testing requirements and maintaining quality records. The Company believes that these initiatives have helped it maintain the quality and reliability of its products.

Research and Development

     The Company's ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers with technical through doctorate degrees.

     The cost of research and development, all of which has been charged to operations, amounted to $8,630,000, $8,415,000, and $7,932,000, in 1998, 1997
and 1996, respectively.

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

Backlog

     The Company normally ships its machine products within two to three months after order. The Company's order backlog at December 31, 1998 and 1997 was $32,260,000 and $56,857,000, respectively. The reduction in backlog during 1998 is largely a result of a general decline in orders and in particular from the automotive industry.

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

     Environmental sampling at the Company's former New York manufacturing facility following the removal of an underground storage tank disclosed the presence of hydrocarbon contamination in surrounding soils. An environmental consultant retained by the Company prepared a site assessment and remedial action plan which were adopted and approved by the New York State Department of Environmental Conservation. Pursuant to the timetable set forth in the remedial action plan, the Company completed the construction phase of the cleanup in the first quarter of 1996. On August 31, 1998, the New York State Department of Conservation notified the Company that it could decommission the pump and treat system, skim product from one of the wells, and bioremediate in three locations. The Company is following this process at a nominal yearly cost.

     Although the Company believes, based upon information currently available to management, that it will not have material liabilities for environmental remediation, there can be no assurance that future remedial requirements or changes in the enforcement of existing laws and regulation, which are subject to extensive regulatory discretion, will not result in material liabilities.

Employees

     As of December 31, 1998, the Company employed 1,520 persons, 1,244 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

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

ITEM 2.--PROPERTIES

     Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

                                                                 Acreage (Land)
                                                                 Square Footage
        Location                    Type of Facility               (Building)
-----------------------   -----------------------------------   ---------------
Owned Properties

 Horseheads, New York     Manufacturing, Engineering,           80 acres
                          Turnkey Systems, Marketing,           515,000 sq. ft.
                          Sales, Demonstration,
                          Service and Administration

 Elmira, New York         Machine Assembly and                  12 acres
                          Warehouse                             176,000 sq. ft.

 St. Gallen,              Manufacturing, Engineering,           8 acres
 Switzerland              Turnkey Systems, Marketing,           155,000 sq. ft.
                          Sales, Demonstration,
                          Service and Administration

 Exeter, England          Sales, Marketing,                     2 acres
                          Demonstration, Service,               27,500 sq. ft.
                          Turnkey Systems and Administration

                                                                                Lease
                                                                              Expiration
          Location                 Type of Facility         Square Footage       Date
--------------------------   ---------------------------   ----------------   ----------
Leased Properties

 Krefeld, Germany            Sales, Service and            4,000 sq. ft.      3/31/07
                             Demonstration

 Los Angeles, California     Sales, Service and            14,500 sq. ft.     10/31/02
                             Demonstration

 Toronto, Canada             Sales, Service                5,800 sq. ft.      6/5/01

 Charlotte, North Carolina   Sales, Service and            6,400 sq. ft.      3/31/06
                             Demonstration

 Cleveland, Ohio             Sales, Service and            10,000 sq. ft.     6/30/03
                             Demonstration

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

     During the fourth quarter of 1998, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. The Company has traded on The Nasdaq Stock Market[R] under the symbol "HDNG" since May 25, 1995. The table also includes dividends per share, by quarter. The 1997 values and dividends have been restated to reflect the Company's three-for-two stock split in May, 1998.

                                  1998                                      1997
                 ---------------------------------------   --------------------------------------
                                 Values                                    Values
                 ---------------------------------------   --------------------------------------
                     High          Low        Dividends        High          Low        Dividends
                 -----------   -----------   -----------   -----------   -----------   ----------
Quarter Ended
March 31          $  24.83      $  21.17       $  .14       $  18.08      $  16.83       $  .13
June 30              30.25         23.00          .14          19.50         16.83          .13
September 30         28.00         20.06          .14          24.00         19.00          .13
December 31          23.00         18.13          .14          25.33         22.75          .14

     At February 1, 1999, there were 3,722 holders of record of common stock.

ITEM 6.--SELECTED FINANCIAL DATA

     The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

                                              1998            1997           1996            1995           1994
                                          ------------   -------------   ------------   -------------   ------------
STATEMENT OF INCOME DATA
Net sales                                  $ 259,625       $ 246,579      $ 220,295       $ 180,586      $ 117,336
Cost of sales                                167,528         164,161        145,264         119,975         76,937
                                           ---------       ---------      ---------       ---------      ---------
Gross profit                                  92,097          82,418         75,031          60,611         40,399
Selling, general and administrative
 expenses                                     57,507          49,959         45,058          36,076         27,882
Unusual expense (1)                              950           1,960
                                           ---------       ---------      ---------       ---------      ---------
Operating income                              33,640          30,499         29,973          24,535         12,517
Interest expense                               2,324           2,378          2,770           l,369          l,479
Interest (income)                               (597)           (705)          (889)           (927)          (453)
(Gain) on sale of assets                                                                       (326)          (442)
                                           ---------       ---------      ---------       ---------      ---------
Income before income taxes                    31,913          28,826         28,092          24,419         11,933
Income taxes                                  11,630          10,886         10,804           9,574          5,214
                                           ---------       ---------      ---------       ---------      ---------
Net income                                 $  20,283       $  17,940      $  17,288       $  14,845      $   6,7l9
                                           =========       =========      =========       =========      =========
Per share data: (2)
Basic earnings per share: (2)
 Weighted average number of
  common shares outstanding                    9,432           9,357          9,249           7,394          5,345
Earnings per share                         $    2.15       $    1.92      $    1.87       $    2.01      $    1.26
                                           =========       =========      =========       =========      =========
Diluted earnings per share: (2)
 Weighted average number of common
  shares outstanding                           9,434           9,427          9,336           7,431          5,358
 Earnings per share                        $    2.15       $    1.90      $    1.85       $    2.00      $    1.25
                                           =========       =========      =========       =========      =========
Cash dividends declared per share          $     .56       $     .53      $     .46       $     .41      $     .56

BALANCE SHEET DATA
Working capital                            $ 130,550       $ 118,385      $ 116,256       $  99,780      $  60,520
Long-term portion of notes receivable         13,063          11,951         11,791          l0,936          7,744
Total assets                                 256,681         245,284        229,162         211,582        121,726
Long-term debt                                35,415          31,012         37,156          27,100         15,164
Shareholders' equity                         179,795         163,184        147,545         136,103         79,776

------------
(1) 1998 included a one-time charge of $950,000 (approximately $570,000 after tax). This charge resulted from costs incurred to relocate the manufacture and support of Hansvedt Inc. from Illinois to the Company's headquarters in Elmira, New York, and from a workforce reduction of approximately 200 full-time jobs, or 15% of the total employment. 1997 included a one-time charge of $1,960,000 ($l,200,000 after tax). This non-recurring charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

(2) All share and per share data have been restated, where appropriate, to reflect: (a) the reclassification of stock in 1995, (b) compliance with Statement of Financial Accounting Standard No. 128, Earnings Per Share, and (c) the Company's three-for-two stock split in May, 1998.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
1998 Compared to 1997

     Net Sales. Net sales for the year 1998 were $259,625,000, compared to 1997 net sales of $246,579,000, an increase of $13,046,000 or 5.3%. The Company's overseas sales increased significantly during the year. European sales totaled $55,391,000 in 1998 compared to $43,071,000 in 1997, an increase of 28.6%.
While sales of all products were somewhat stronger in Europe during 1998, higher sales of Kellenberger grinding machines accounted for a significant portion of this increase. Likewise, sales to the Far East and all other areas of the world totaled $24,283,000 in 1998 compared to $21,333,000 in 1997, a gain of 13.8%. The gain is primarily attributable to increased sales in the People's Republic of China. Sales to domestic U.S. customers decreased slightly, from $182,176,000 in 1997 to $179,951,000 in 1998, primarily as a result of declining shipments to automotive customers. Automotive sales represented 13.2% of total 1998 sales, compared to 17.0% during 1997.

     Shipments of machines increased by $12,548,000 during 1998, accounting for 69.5% of net sales for that year compared to 68.1% in 1997. Shipments of non-machine products and services were slightly higher in 1998 than 1997, at $79,253,000 versus $78,755,000. During 1998 sales of non-machine products and services represented 30.5% of total sales compared to 31.9% for the previous year. The increase in machine sales was a result of new products introduced during 1997 and 1998 coupled with stronger sales of Kellenberger grinders.

     At December 31, 1998 the Company's backlog of orders had decreased by approximately 43% from a year earlier. The drop is primarily the result of a significant reduction in incoming orders during the fourth quarter of 1998, when compared to previous quarters of 1998 and to the fourth quarter of 1997. The Company responded by reducing its U.S. workforce by approximately 200 jobs or 15%, and by initiating other cost reduction measures. Incremental costs to implement these measures were recorded during the fourth quarter of 1998 as more fully explained in this analysis under the caption "unusual expense".

     Gross Profit. Gross profit was $92,097,000 during 1998, an increase of 11.7% or $9,679,000 from 1997's gross profit of $82,418,000. Gross profit as a percentage of net sales was considerably higher in 1998 compared to 1997, at 35.5% compared to 33.4%. The margin improvement has been the result of increased utilization at the Company's factories in the United States and Switzerland, coupled with a more profitable mix of product sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of net sales during 1998 were 22.2% of sales compared to 20.3% during 1997. During 1998, the Company implemented a strategy to provide better service to our growing marketplace. This resulted in the hiring of additional personnel for both sales and service functions, and the opening of two new regional technical facilities in Ohio and Texas. Also during 1998 the Company participated in the International Manufacturing Technology Show in Chicago. This event is the premier showcase for Hardinge products. Hardinge's presence at this year's show was broadly expanded to accommodate its growing product lines. Since the show is held only biannually, 1997's SG&A expenses did not include similar costs.

     Unusual Expense. 1998's fourth quarter included a one-time charge of $950,000 (approximately $570,000 after tax, or $.06 per share). This charge resulted from costs incurred to relocate the manufacture and support for Hansvedt electrical discharge machines from Illinois to the Company's headquarters in Elmira, NY, and from a workforce reduction of approximately 200 full-time jobs, or 15% of total employment. These actions were taken as a result of a significant decline in incoming orders during the fourth quarter of 1998. 1997's first quarter included a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.13 per share). This non-recurring charge involved outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

     Income from Operations. Income from operations during 1998 totaled $33,640,000 compared to $30,499,000 in 1997. As a percentage of net sales, operating income was 13.0% in 1998 compared to 12.4% the previous year. Excluding the unusual expenses described above, operating income for 1998 and 1997 would have been 13.3% and 13.2% of net sales, respectively.

     Interest Expense. Interest expense in 1998 was $2,324,000 compared to $2,378,000 in 1997. A slight increase in average borrowings in 1998 was offset by lower average interest rates.

     Interest Income. Interest income for the years 1998 and 1997 was $597,000 and $705,000, respectively. The income resulted primarily from internally financed customer sales during both years. During 1998, interest rates charged on these notes were somewhat reduced from 1997 levels.

     Income Taxes. The provision for income taxes as a percentage of pre-tax income was somewhat lower in 1998, at 36.4%, compared to 37.8% in 1997. The reduction in the tax rate is the result of higher utilization of US income tax credits in 1998.

     Net Income. Net income was $20,283,000, or $2.15 per share, in 1998 compared to 1997's $17,940,000, or $1.90 per share after restatement for the Company's May 1998 3-for-2 stock split. Excluding the unusual expenses described above, net income would have been $20,853,000 in 1998 ($2.21 per share) and $19,140,000 in 1997 ($2.03 per share after restatement for the stock split). This would have represented an increase of $1,713,000, or 8.9% over 1997. The increase was brought about by 1998's improved margin rate on the increased sales volume described earlier, offset partially by the described increases in SG&A expenses.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") as a percentage of net sales were slightly lower in 1997 than 1996, at 20.3% compared to 20.5%.

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

     Net Income. Net income was $17,940,000, or $1.90 per share, in 1997 compared to $17,288,000, or $1.85 per share, in 1996. Excluding the unusual expense described above, net income would have been $19,140,000 in 1997, or $2.03 per share. This would have represented an increase of $1,852,000, or 10.7% over 1996. The increase was brought about by margin on the increased sales volume described earlier, coupled with the stable rate of SG&A expenses. The Company has adopted Financial Accounting Standard No. 128, Earnings per Share, which requires presentation of both basic and diluted earnings per share amounts. The above earnings per share represent diluted earnings per share as defined by that statement. All previous earnings per share amounts have been restated to comply with the new treatment. Also, earnings per share amounts have been restated to reflect the three-for-two stock split which took place in May, 1998.

Liquidity and Capital Resources

     The Company's current ratio at December 31, 1998 was 5.25:1 compared to 3.82:1 at December 31, 1997. Current assets remained approximately unchanged, while current liabilities decreased by $11,305,000 from 1997 to 1998, primarily as a result of decreases in accounts payable and accrued expenses.

     Operating activities generated cash in 1998 of $21,495,000 compared to $26,988,000 in 1997, a decrease of $5,493,000. This decrease was a result of several factors. A reduction in accounts payable of $7,047,000 during 1998 which, compared to an increase of $6,241,000 during 1997, required additional cash of $13,288,000. Added to this was a small inventory reduction in 1998 of $860,000 compared to the large reduction during 1997 of $10,159,000 resulting from the completion and shipment of several large automotive orders during that year. These changes accounted for an additional $9,299,000 in cash usage for 1998 compared to 1997. Finally, offsetting these factors was a generation of cash during 1998 of $16,376,000 which was the result of a small decline in accounts receivable during 1998 of $1,791,000 compared to a large increase during 1997 in the amount of $14,585,000.

     The Company provides long-term financing for the purchase of its equipment by qualified customers. The Company regards this program as an important part of its marketing efforts, particularly to independent machine shops. Customer financing is offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment. In the event of a customer default and foreclosure, which are uncommon, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized the approximate remaining contract value.

     In order to reduce debt and finance current operations, the Company periodically sells a substantial portion of its underlying customer notes receivable to various financial institutions. In 1998, the Company sold $39,939,000 of customer notes compared to $34,165,000 sold during 1997, reflecting the increase in notes available for sales as the number of shipments financed through the Company's program have increased in 1998 compared to 1997. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. Long-term customer notes receivable held by the Company totaled $13,063,000 and $11,951,000 at December 31, 1998 and December 31, 1997, respectively.

     Total capital expenditures in 1998 were $17,620,000. The majority of these expenditures were for the purchase of new manufacturing equipment at the Company's Elmira, New York and St. Gallen, Switzerland production facilities. These assets will accommodate the Company's increasing range of product types and sizes and will result in greater productivity in the Company's manufacturing operations. During 1998 the Company also significantly increased the number of Hardinge machines capitalized for use as demonstration and training machines as a result of broadening its product line and opening new technical centers.

     The Company used cash of $4,588,000 in its April, 1997 purchase of 100% of the outstanding shares of Hansvedt Industries, Inc., an Urbana, Illinois-based manufacturer of electrical discharge machines.

     The Company has revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999, and $50,000,000 through August 1, 2002.
At November 1, 1999 any amounts outstanding on the $20,000,000 facility convert, at the Company's option, to term loans payable quarterly over four years through 2003. Notes issued under these revolving credit agreements are classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding either through the existing credit facilities or new borrowing arrangements. As of December 31, 1998, total borrowings under these agreements were $23,669,000.

     The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks which permit borrowing in Swiss francs equivalent to approximately $6,550,000. At December 31, 1998, total borrowings under these agreements were $1,018,000.

     These facilities, along with a $7,000,000 unsecured short term line with another bank, provided for immediate access of up to $83,550,000 at December 31, 1998. Outstanding borrowings under these arrangements totaled $28,686,000 at that time.

     During the first quarter of 1996, the Company entered into a long term borrowing agreement for $17,750,000 with a syndication of banks. The proceeds were used to repay revolving loan borrowing which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments on this term loan began during 1996, and principal repayments commenced in 1998. The agreement contains financial and other covenants consistent with the revolving loan agreements.

     The Company currently intends to use its improved financial condition to seek growth opportunities in new products, international markets, and strategic acquisitions. Management believes that the currently available funds and credit facilities, and internally generated funds, will provide sufficient financial resources for its ongoing operations.

Market Risk
     The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

     The Company's earnings are affected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid for the previous year, interest expense would have increased by $420,000 in 1998 and $419,000 in 1997, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

     A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States and Switzerland using production components purchased internationally, and sells the products in those markets as well as other European and Asian markets. Also, the U.S. parent purchases grinding machines manufactured in Switzerland by its Swiss subsidiary. The Company's subsidiaries in the U.K., Germany, Switzerland and Canada sell products in native currency to customers in other foreign countries. As a result the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The company's operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, German mark, and Japanese yen. For example, when the U.K. pound or Swiss franc strengthens against other European currencies, the value of sales denominated in these other currencies decreases when translated to pounds or Swiss francs. When the U.S. dollar strengthens against the Japanese yen, the price of competitive Japanese imports to the United States decreases. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based purchases and sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge approximately 3 to 6 months' planned purchase and sales transactions.

Year 2000 Disclosure

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

     Non-information technology ("Non-IT") systems include plant floor machinery and systems with embedded technology such as microprocessors or microcontrollers which operate such facility-related items as phone systems, access controls and heating, ventilation and air conditioning systems. The Company has identified, tested where possible and received when available written confirmation that its facility-related non-IT equipment is Year 2000 compliant and has requested written assurance from its key equipment suppliers that their internal operations and products are and will be Year 2000 compliant. Currently, a majority of suppliers have provided information indicating they are addressing the Y2K issue in their own operations.

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

Euro Conversion

     The Company sells products in several European countries which will begin conversion in 1999 to the new common currency (the Euro) to be used by members of the European Union. The Company does not anticipate any significant risk to its operations as a result of the conversion.

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new statement effective January 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what the effect of Statement 133 will be on earnings and financial position of the Company.

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

ITEM 7A.--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10K.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        HARDINGE INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                               December 31, 1998

Audited Consolidated Financial Statements

Report of Independent Auditors ..........................   16
Consolidated Balance Sheets .............................   17
Consolidated Statements of Income .......................   19
Consolidated Statements of Shareholders' Equity .........   20
Consolidated Statements of Cash Flows ...................   21
Notes to Consolidated Financial Statements ..............   22

     All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        Report of Independent Auditors

Board of Directors Hardinge Inc.

     We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                 /s/ Ernst & Young LLP
                                     Ernst & Young LLP

Syracuse, New York
January 22, 1999

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

                                                     December 31
                                                 1998          1997
                                               --------      --------
Assets
Current assets:
 Cash                                          $  2,192      $  1,565
 Accounts receivable                             54,631        56,210
 Notes receivable                                 7,194         5,886
 Inventories                                     91,965        91,969
 Deferred income taxes                            2,299         2,961
 Prepaid expenses                                 2,960         1,790
                                               --------      --------
Total current assets                            161,241       160,381

Property, plant and equipment:
 Land and buildings                              41,016        40,008
 Machinery, equipment and fixtures               94,809        83,537
 Office furniture, equipment and vehicles         8,112         5,095
                                               --------      --------
                                                143,937       128,640
 Less accumulated depreciation                   67,183        63,453
                                               --------      --------
                                                 76,754        65,187
Other assets:
 Notes receivable                                13,063        11,951
 Deferred income taxes                                            837
 Goodwill                                         3,938         4,082
 Other                                            1,685         2,846
                                               --------      --------
                                                 18,686        19,716
                                               --------      --------
Total assets                                   $256,681      $245,284
                                               ========      ========

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)
(In Thousands)

                                                                 December 31
                                                             1998           1997
                                                           --------       --------
Liabilities and shareholders' equity
Current liabilities:
 Accounts payable                                          $ 11,368       $ 18,323
 Notes payable to bank                                        5,018          7,282
 Accrued expenses                                             8,540          9,756
 Accrued income taxes                                                        1,614
 Deferred income taxes                                        2,111          1,553
 Current portion of long-term debt                            3,654          3,468
                                                           --------       --------
Total current liabilities                                    30,691         41,996

Other liabilities:
 Long-term debt                                              35,415         31,012
 Accrued pension plan expense                                 3,527          2,311
 Deferred income taxes                                        1,863          1,575
 Accrued postretirement benefits                              5,390          5,206
                                                           --------       --------
                                                             46,195         40,104
Shareholders' equity:
 Preferred stock, Series A, par value $.01 per share;
  authorized 2,000,000; issued--none
 Common stocks, $.01 par value:
  Authorized shares--20,000,000
  Issued shares--9,843,992 at December 31, 1998;
   6,511,703 at December 31, 1997                                98             65
 Additional paid-in capital                                  60,351         58,065
 Retained earnings                                          127,526        112,625
 Treasury shares                                               (853)          (552)
 Accumulated other comprehensive income--
  Foreign currency translation adjustment                    (2,485)        (2,763)
 Deferred employee benefits                                  (4,842)        (4,256)
                                                           --------       --------
Total shareholders' equity                                  179,795        163,184
                                                           --------       --------
Total liabilities and shareholders' equity                 $256,681       $245,284
                                                           ========       ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In Thousands Except Per Share Data)

                                                         Year Ended December 31
                                                    1998          1997          1996
                                                  --------      --------      --------
Net sales                                         $259,625      $246,579      $220,295
Cost of sales                                      167,528       164,161       145,264
                                                  --------      --------      --------
Gross profit                                        92,097        82,418        75,031

Selling, general and administrative expenses        57,507        49,959        45,058
Unusual expense                                        950         1,960
                                                  --------      --------      --------
Income from operations                              33,640        30,499        29,973
Interest expense                                     2,324         2,378         2,770
Interest (income)                                     (597)         (705)         (889)
                                                  --------      --------      --------
Income before income taxes                          31,913        28,826        28,092
Income taxes                                        11,630        10,886        10,804
                                                  --------      --------      --------
Net income                                        $ 20,283      $ 17,940      $ 17,288
                                                  ========      ========      ========
Per share data:
Basic earnings per share:
 Weighted average number of common shares
  outstanding                                        9,432         9,357         9,249
 Earnings per share                               $   2.15      $   1.92      $   1.87
                                                  ========      ========      ========
Diluted earnings per share:
 Weighted average number of common shares
  outstanding                                        9,434         9,427         9,336
 Earnings per share                               $   2.15      $   1.90      $   1.85
                                                  ========      ========      ========
Cash dividends declared per share                 $    .56      $    .53      $    .46
                                                  ========      ========      ========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In Thousands)

                                                                                                      Accumulated
                                                      Additional                          Deferred       Other           Total
                                             Common    Paid-in     Retained    Treasury   Employee   Comprehensive   Shareholders'
                                             Stock     Capital     Earnings      Stock    Benefits       Income         Equity
                                             ------   ----------   --------   ---------   ---------  -------------   ------------
Balance at December 31, 1995                $65       $56,323      $ 86,666    $ (2,599)  $ (2,624)    $ (1,728)       $136,103
Comprehensive Income
Net income                                                           17,288                                              17,288
 Other comprehensive income
  Foreign currency translation adjustment                                                                (2,003)         (2,003)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                     15,285
-------------------------------------------------------------------------------------------------------------------------------
Dividends declared                                                   (4,332)                                             (4,332)
Shares awarded pursuant to long-term
 incentive plan                                           259                     2,779     (3,038)
Issuance of 27,000 shares for long-term
 incentive plan                                           486                                 (486)
Amortization (long-term incentive plan)                                                      1,053                        1,053
Net purchase of treasury stock                            (41)                     (523)                                   (564)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 65        57,027        99,622        (343)    (5,095)      (3,731)        147,545
Comprehensive Income
Net income                                                           17,940                                              17,940
 Other comprehensive income
  Foreign currency translation adjustment                                                                   968             968
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                     18,908
-------------------------------------------------------------------------------------------------------------------------------
Dividends declared                                                   (4,937)                                             (4,937)
Shares issued pursuant to long-term
 incentive plan                                          (119)                      193                                      74
Tax benefit from long-term incentive plan                 210                                                               210
Issuance of 52,500 shares for the
 long-term incentive plan                                 945                                 (945)
Amortization (long-term incentive plan)                                                      1,784                        1,784
Net purchase of treasury stock                              2                      (402)                                   (400)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                 65        58,065       112,625        (552)    (4,256)      (2,763)        163,184
Comprehensive Income
Net income                                                           20,283                                              20,283
 Other comprehensive income
  Foreign currency translation adjustment                                                                   278             278
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                                     20,561
-------------------------------------------------------------------------------------------------------------------------------
Dividends declared                                                   (5,349)                                             (5,349)
3-for-2 stock split in the form of a
 dividend                                    33                         (33)
Issuance of 76,500 shares for long-term
 incentive plan                                         1,900                               (1,900)
Shares issued pursuant to long-term
 incentive plan                                            50                       561       (586)                          25
Amortization (long-term incentive plan)                                                      1,900                        1,900
Tax benefit from long-term incentive plan                 339                                                               339
Net purchase of treasury stock                             (3)                     (862)                                   (865)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $98        $60,351     $127,526    $   (853)  $ (4,842)    $ (2,485)       $179,795
===============================================================================================================================

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In Thousands)

                                                                  Year Ended December 31
                                                            1998           1997           1996
                                                         ---------      ---------      ---------
Operating activities
Net income                                               $  20,283      $  17,940      $  17,288
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                              9,024          8,766          7,433
  Provision for deferred income taxes                        2,162           (202)         1,408
  Foreign currency transaction (gain)                          (71)           (42)          (556)
  Changes in operating assets and liabilities:
   Accounts receivable                                       1,791        (14,585)          (387)
   Notes receivable                                         (2,695)        (1,119)          (882)
   Inventories                                                 860         10,159        (16,439)
   Other assets                                               (974)           167           (562)
   Accounts payable                                         (7,047)         6,241         (6,167)
   Accrued expenses                                         (2,022)          (544)         1,896
   Accrued postretirement benefits                             184            207              6
                                                         ---------      ---------      ---------
Net cash provided by operating activities                   21,495         26,988          3,038

Investing activities
Capital expenditures--net                                  (17,620)        (8,269)       (12,734)
Acquisitions, net of cash acquired                                         (4,588)
                                                         ---------      ---------      ---------
Net cash (used in) investing activities                    (17,620)       (12,857)       (12,734)

Financing activities
(Decrease) increase in short-term notes payable to
 bank                                                       (2,513)        (6,665)         1,591
Increase (decrease) in long-term debt                        5,107         (3,390)        10,478
Purchase of treasury stock                                    (500)          (117)          (564)
Dividends paid                                              (5,349)        (4,937)        (4,332)
                                                         ---------      ---------      ---------
Net cash (used in) provided by financing activities         (3,255)       (15,109)         7,173
Effect of exchange rate changes on cash                          7            (93)            39
                                                         ---------      ---------      ---------
Net increase (decrease) in cash                                627         (1,071)        (2,484)
Cash at beginning of year                                    1,565          2,636          5,120
                                                         ---------      ---------      ---------
Cash at end of year                                      $   2,192      $   1,565      $   2,636
                                                         =========      =========      =========

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 1998

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

Property, Plant and Equipment

     Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $6,869,000, $6,825,000, and $6,300,000 for 1998, 1997 and 1996, respectively.

Goodwill

     Intangibles resulting from business acquisitions, comprised of costs in excess of net business assets acquired and brands and trademarks, are being amortized on a straight-line basis over 30 years. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Amortization expense was $144,000 and $60,000 for 1998 and 1997, respectively. Accumulated amortization was $204,000 and $60,000 at December 31, 1998 and 1997, respectively.

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

Foreign Currency Translation

     In accordance with Financial Accounting Standards Board Statement No. 52, all balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement items are translated at an average exchange rate for the year. The gain or loss resulting from translating subsidiary financial statements is recorded as a separate component of shareholders' equity as other comprehensive income. Transaction gains and losses are recorded in operations.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

1. Significant Accounting Policies (continued)

Foreign Exchange Contracts

     Gains and losses on contracts designated as hedges of existing assets and liabilities are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in Shareholders' Equity as a foreign currency translation adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Company expects to adopt the new statement effective January 1, 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

     The Company has not yet determined what the effect of Statement 133 will be on earnings and financial position of the Company.

Earnings Per Share

     Earnings per share is computed using the weighted average number of shares of common stock outstanding during the year. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock. Restricted shares awarded under the Company's long-term incentive stock plans are treated as issued shares at time of award and are treated for diluted earnings per share as outstanding in accordance with the treasury stock method over the period of their vesting. The number of shares outstanding has been adjusted to reflect the stock transactions as explained in Note 4 to the financial statements.

Research and Development Costs

     The cost of research and development, all of which has been charged to operations, amounted to $8,630,000, $8,415,000, and $7,932,000 in 1998, 1997
and 1996, respectively.

Stock Based Compensation

     The Company grants restricted shares of common stock and stock options to certain officers and other key employees. The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

Inventories

     Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

                                                       December 31
                                                    1998         1997
                                                  -------      -------
                                                     (in thousands)
      Finished products                           $36,185      $32,290
      Work-in-process                              29,499       32,328
      Raw materials and purchased components       26,281       27,351
                                                  -------      -------
                                                  $91,965      $91,969
                                                  =======      =======

Revenue Recognition

     The Company recognizes revenue from product sales upon shipment of the product.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2. Financing Arrangements

     Long-term debt consists of:

                                                                          December 31
                                                                        1998         1997
                                                                      -------      -------
                                                                         (in thousands)
      Note payable, due in annual installments of $714,000
        through 1998,with interest payable quarterly at 9.38%                      $   714
      Note payable, under revolving loan agreement, with
        interest averaging 3.60% at December 31, 1998                 $12,669       12,614
      Note payable, under revolving loan agreement, with interest
        averaging 6.00% at December 31, 1998                           11,000        3,000
      Note payable, under term loan agreement, due in quarterly
        installments of $887,500 beginning on May 28, 1998 and
        continuing through February 28, 2003, with an effective
        interest rate of 4.49% at December 31, 1998                    15,088       17,750
      Other debt                                                          312          402
                                                                      -------      -------
                                                                       39,069       34,480
      Less current portion                                              3,654        3,468
                                                                      -------      -------
                                                                      $35,415      $31,012
                                                                      =======      =======

     In August 1997, the Company entered into an unsecured credit arrangement with three banks which provides for borrowing in several currencies up to the equivalent of $50,000,000 on a revolving loan basis through August 1, 2002. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a fixed percentage. A commitment fee of up to 1/4 of 1% is payable on the unused portion of the facility. At December 31, 1998, total borrowings under the facility were $12,669,000. Approximately $1,660,000 of the borrowing was denominated in British pounds sterling and $8,009,000 in Swiss francs. At December 31, 1997, total borrowings under the facility were $12,614,000. Approximately $2,086,000 of the borrowing was denominated in British pounds sterling and $7,528,000 in Swiss francs.

     In November 1996, the Company entered into an unsecured credit arrangement with a bank which provides for borrowing in several currencies up to the equivalent of $20,000,000 on a revolving loan basis through November 1, 1999. The credit agreement provides for repayment of the then outstanding principal beginning January 1, 2000 in 16 consecutive equal quarterly installments. Interest charged on the debt is based on LIBOR plus a fixed percentage. A commitment fee of up to 1/4 of 1% is payable on the unused portion of the facility. At December 31, 1998, total borrowings under this arrangement were $11,000,000.

     In May 1998, the Company entered into an interest swap arrangement with a financial institution which effectively fixes the interest rate on $15,000,000 of the Company's revolving debt at 6.01% through June, 2003.

     All debt under both revolving credit arrangements has been classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding through the existing credit facilities.

     In February 1996, the Company entered into an unsecured term loan arrangement with a syndication of banks for the purpose of financing its November 1995 acquisition of L. Kellenberger & Co. AG. The loan provides for repayment of the outstanding principal in twenty equal installments beginning May 1998. Interest is charged on the debt based on LIBOR plus a fixed percentage. The Company has entered into a cross-currency interest rate swap agreement which effectively converts the $17,750,000 term loan to a borrowing of 21,000,000 Swiss francs with an effective interest rate of 4.49%. The swap agreement has been designated as a hedge against the Company's net investment in Kellenberger. At December 31, 1998 the balance owed on this loan was $15,088,000.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

2. Financing Arrangements (continued)

     The Company also has a $7,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. As of December 31, 1998, the $4,000,000 borrowed on this line carries an average interest rate of 6.05%. The agreement is negotiated annually and requires no commitment fee.

     The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs equivalent to approximately $6,550,000. These lines provide for interest at a fixed percentage over LIBOR and carry no commitment fees on unused funds. At December 31, 1998, total borrowings under these lines were $1,018,000 with an average interest rate of 6.50%. At December 31, 1997, total borrowings under these lines were $3,282,000 with an average interest rate of 5.26%.

     The debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to earnings and earnings to interest cost. Interest paid in 1998, 1997, and 1996 totaled $2,086,000, $2,498,000, and $2,799,000, respectively.

     The Company conducts some of its sales and service operations from leased office space with lease terms up to 15 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $1,871,000, $1,601,000, and $1,378,000 during the years ended December 31, 1998, 1997, and 1996, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1998 total $5,275,000, with payments over the next five years of $1,639,000, $1,371,000, $1,222,000, $362,000, and $263,000, respectively.

     The Company has provided financing terms of up to seven years for qualified customers who purchase equipment. The Company may choose, when appropriate, to sell underlying notes receivable contracts to financial institutions to reduce debt and finance current operations. During 1998, 1997, and 1996, the Company sold notes totaling $39,939,000, $34,165,000, and $27,255,000, respectively. The remaining outstanding balance of all notes sold as of December 31, 1998 and 1997 was $74,786,000 and $61,505,000, respectively.
Gains and losses from the sales of notes receivable have not been material. Recourse against the Company from default of any of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes.

3. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998 and 1997, the Company had state investment tax credits expiring at various dates through the year 2008, and foreign tax credit carryforwards expiring in 2001 for which no benefit has been recognized in the financial statements.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

3. Income Taxes (continued)

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                             December 31
                                                           1998          1997
                                                        ---------      -------
                                                           (in thousands)
      Deferred tax assets:
       Federal and state tax credit carryforwards       $   6,533      $ 5,073
       Foreign net operating loss carryforwards                36          445
       Postretirement benefits                              2,060        2,265
       Deferred employee benefits                           2,235        1,804
       Accrued pension                                      1,410          908
       Other                                                1,337        1,065
                                                        ---------      -------
                                                           13,611       11,560
       Less valuation allowance                             6,533        5,073
                                                        ---------      -------
        Total deferred tax assets                           7,078        6,487
                                                        ---------      -------
      Deferred tax liabilities:
       Tax over book depreciation                           6,083        4,490
       Margin on installment sales                            213          228
       Other                                                2,457        1,099
                                                        ---------      -------
        Total deferred tax liabilities                      8,753        5,817
                                                        ---------      -------
        Net deferred tax (liabilities) assets           $  (1,675)     $   670
                                                        =========      =======

     Pretax income was $27,611,000, $24,813,000, and $22,872,000 from domestic operations and $4,302,000, $4,013,000, and $5,220,000 from foreign operations for 1998, 1997, and 1996, respectively.

     Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

                                 Year Ended December 31
                              1998         1997         1996
                            -------      -------      -------
                                     (in thousands)
  Current:
   Federal                  $ 7,270      $ 8,650      $ 7,488
   Foreign                      693          846          788
   State                      1,446        1,628        1,006
                            -------      -------      -------
    Total current             9,409       11,124        9,282
                            -------      -------      -------
  Deferred:
   Federal                    1,420         (705)         468
   Foreign                      617          562          991
   State                        184          (95)          63
                            -------      -------      -------
    Total deferred            2,221         (238)       1,522
                            -------      -------      -------
                            $11,630      $10,886      $10,804
                            =======      =======      =======

     Income tax payments totaled $11,239,000, $9,754,000, and $9,467,000 in
1998, 1997 and 1996, respectively.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

3. Income Taxes (continued)

     The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the consolidated statements of income.

                                                                     1998         1997         1996
                                                                     ----         ----         ----
      Federal income taxes                                           35.0%        35.0%        35.0%
      Tax differential on operations of foreign subsidiaries         ( .7)                     ( .6)
      State income taxes                                              3.3          3.5          2.3
      Other                                                          (1.2)        ( .7)         1.8
                                                                     ----         ----         ----
                                                                     36.4%        37.8%        38.5%
                                                                     ====         ====         ====

     Undistributed earnings of the foreign subsidiaries, which amounted to approximately $15,626,000 at December 31, 1998, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

4. Shareholders' Equity

Treasury Shares
     The number of shares of common stock in treasury was 40,909, 24,216, and 18,547 at December 31, 1998, 1997 and 1996, respectively. In 1998, the company purchased a net 40,143 treasury shares and distributed 23,450 shares from treasury pursuant to the long-term incentive plan. In 1997, the Company purchased a net 14,564 treasury shares and issued 8,895 shares under the long-term incentive plan from treasury. In 1996, the Company purchased a net 42,855 treasury shares and issued 187,457 shares under the long-term incentive plan from treasury. The changes in treasury shares for 1997 and 1996 have been restated to reflect the 3-for-2 stock split in May 1998.

Preferred Stock Purchase Rights

     On May 16, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one Right to purchase Series A Preferred Stock for each outstanding share of Company common stock held as of May 16, 1995. Each Right entitles the holder of the Right to purchase one one-hundredth of a share of Series A Preferred Stock (a "Unit") at a purchase price of $80.00 per Unit. The Rights will become exercisable ten business days after any person or group becomes the beneficial owner of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would, if successful, own 30% or more of the Common Stock. The Rights, which will expire ten years from the date of issuance, may be redeemed by the Board of Directors, at $.01 per Right, at any time prior to the expiration of ten business days after the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 20% or more of the outstanding Common Stock.

Stock Split

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

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

4. Shareholders' Equity (continued)

Reconciliation of Weighted Average Number of Shares Outstanding

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No.
128. The table sets forth the computation of basic and diluted earnings per share:

                                                                   Year Ended December 31
                                                             1998            1997           1996
                                                          ---------       ---------       --------
                                                                       (in thousands)
      Numerator:
       Net income                                         $  20,283       $  17,940       $ 17,288
       Numerator for basic earnings per share                20,283          17,940         17,288
       Numerator for diluted earnings per share              20,283          17,940         17,288
      Denominator:
       Denominator for basic earnings per share--
        weighted average shares                               9,432           9,357          9,249
       Effect of diluted securities:
        Restricted stock and stock options                        2              70             87
                                                          ---------       ---------       --------
       Denominator for diluted earnings per share--
        adjusted weighted average shares                      9,434           9,427          9,336
                                                          =========       =========       ========
      Basic earnings per share                            $    2.15       $    1.92       $   1.87
                                                          =========       =========       ========
      Diluted earnings per share                          $    2.15       $    1.90       $   1.85
                                                          =========       =========       ========

5. Industry Segment and Foreign Operations

     The Company operates in one business segment--industrial machine tools. Domestic and foreign operations consist of:

                                                                  Year Ended December 31
                                                 1998                       1997                      1996
                                       ------------------------   ------------------------   -----------------------
                                                                      (in thousands)
                                          United       Western       United       Western       United      Western
                                          States      European       States      European       States      European
                                          Oper.         Oper.        Oper.         Oper.        Oper.        Oper.
                                       -----------   ----------   -----------   ----------   -----------   ---------
      Sales
       Gross domestic sales             $179,951      $45,358      $182,176      $34,779      $144,978      $41,863
       Export sales                       54,482       13,630        45,888       14,409        47,485       12,870
                                        --------      -------      --------      -------      --------      -------
                                         234,433       58,988       228,064       49,188       192,463       54,733
       Less interarea eliminations        23,120       10,676        20,437       10,236        18,277        8,624
                                        --------      -------      --------      -------      --------      -------
        Total net sales                 $211,313      $48,312      $207,627      $38,952      $174,186      $46,109
                                        ========      =======      ========      =======      ========      =======
       Operating income                 $ 29,264      $ 4,376      $ 26,896      $ 3,603      $ 24,715      $ 5,258
                                        ========      =======      ========      =======      ========      =======
       Net income                       $ 17,474      $ 2,809      $ 15,725      $ 2,215      $ 13,907      $ 3,381
                                        ========      =======      ========      =======      ========      =======
       Identifiable assets              $205,020      $51,661      $198,384      $46,900      $180,999      $48,163
                                        ========      =======      ========      =======      ========      =======

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

5. Industry Segment and Foreign Operations (continued)

     Export sales from Hardinge's U.S. operations include the following:

                                               Year Ended December 31
                                           1998         1997         1996
                                         -------      -------      --------
Sales to Western
      European customers                 $ 7,943      $ 6,485      $ 11,492
      Sales to affiliated companies       23,120       20,437        18,277
      Sales to customers in the
       remainder of the world             23,419       18,966        17,716
                                         -------      -------      --------
                                         $54,482      $45,888      $ 47,485
                                         =======      =======      ========

     Sales attributable to Western European Operations are based on those sales generated by subsidiaries located in Europe.

     Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales. Operating income excludes interest income and interest expense directly attributable to the related operations.

     In 1998, 1997 and 1996, sales to one customer in the automotive industry represented approximately 5%, 9% and 5%, respectively, of consolidated sales.

6. Employee Benefits

Pension and Postretirement Plans

     The Company accounts for the pension plan and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106. The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132 which became effective in 1998. All prior year disclosures have been restated to conform with the requirements of this Statement.

     The Company provides a qualified defined benefit pension plan covering all eligible domestic employees. The Plan bases benefits upon both years of service and earnings. The Company's policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. The amount to be funded is subject to annual review by management and its consulting actuary.

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

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Employee Benefits (continued)

     A summary of the components of net periodic pension cost and postretirement benefit costs is presented below.

                                                           Pension Benefits                 Postretirement Benefits
                                                 ------------------------------------     --------------------------
                                                        Year Ended December 31              Year Ended December 31
                                                   1998          1997          1996         1998      1997     1996
                                                 --------      --------      --------     -------   -------   ------
                                                            (in thousands)                      (in thousands)
      Service cost                               $  2,020      $  1,481      $  1,321      $ 148      $114     $114
      Interest cost                                 4,178         3,665         3,425        459       435      449
      Expected return on plan assets               (5,072)       (4,371)       (4,102)
      Amortization of prior service cost              264           264           264        (24)
      Amortization of transition obligation          (174)         (174)         (174)
      Amortization of (gain) loss                                   (39)                      70        25       46
                                                 --------      --------      --------      -----      ----     ----
      Net periodic benefit cost                  $  1,216      $    826      $    734      $ 653      $574     $609
                                                 ========      ========      ========      =====      ====     ====

     A summary of the Pension and Postretirement Plans' funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

                                                                Pension Benefits          Postretirement Benefits
                                                           ---------------------------   -------------------------
                                                                   December 31                  December 31
                                                               1998           1997           1998          1997
                                                           ------------   ------------   -----------   -----------
                                                                 (in thousands)               (in thousands)
      Change in benefit obligation:
      Benefit obligation at beginning of period              $ 56,997      $  47,053      $  6,766      $  6,023
      Service cost                                              2,020          1,481           148           114
      Interest cost                                             4,178          3,665           459           435
      Plan participants' contributions                             --             --           271           271
      Amendments                                                   --             --            --          (310)
      Actuarial loss (gain)                                     3,875          7,500          (537)          871
      Benefits paid                                            (2,864)        (2,702)         (741)         (638)
                                                             --------      ---------      --------      --------
      Benefit obligation at end of period                      64,206         56,997         6,366         6,766
                                                             --------      ---------      --------      --------
      Change in plan assets:
      Fair value of plan assets at beginning of period         64,703         54,037
      Actual return on plan assets                              3,346         13,031
      Employer contribution                                                      337           469           367
      Plan participants' contributions                                                         272           271
      Benefits paid                                            (2,864)        (2,702)         (741)         (638)
                                                             --------      ---------      --------      --------
      Fair value of plan assets at end period                  65,185         64,703            --            --
                                                             --------      ---------      --------      --------
      Reconciliation of funded status:
      Funded status                                               979          7,706        (6,366)       (6,766)
      Unrecognized net actuarial (gain) loss                   (5,336)       (10,937)        1,264         1,871
      Unrecognized transition (asset) or obligation            (1,742)        (1,916)
      Unrecognized prior service costs                          2,572          2,836          (288)         (311)
                                                             --------      ---------      --------      --------
      Prepaid (accrued) benefit cost                         $ (3,527)     $  (2,311)     $ (5,390)     $ (5,206)
                                                             ========      =========      ========      ========

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Employee Benefits (continued)

     Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

                                                            Pension Benefits      Postretirement Benefits
                                                            -----------------     -----------------------
                                                               December 31               December 31
                                                            1998         1997      1998              1997
                                                            ----         ----      ----              ----
      Weighted average assumptions as of December 31
      Discount rate                                          7.00%        7.50%    7.00%             7.00%
      Expected return on plan assets                         9.50%        9.50%     N/A               N/A
      Rate of compensation increase                          4.50%        4.50%     N/A               N/A

     Pension plan assets include 248,886 shares of the Company's common stock valued at approximately $4,589,000 and $6,181,000 at December 31, 1998 and 1997, respectively. Dividends paid on those shares were $139,000 and $129,000 in 1998 and 1997 respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

     The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) used to calculate the liability for the postretirement benefits was assumed to be 9.50% for December 31, 1997, decreasing gradually to 5.5% by the year 2006. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.0% as of December 31, 1998, decreasing gradually to 5.5% by the year 2006 and remaining at that level thereafter.

     In 1998, the postretirement benefit plan changed from a self-funded plan to an insured plan under third party coverage. The effect of this change, which was treated as a negative plan amendment, was to decrease the accumulated postretirement benefit obligation by $310,000 as of December 31, 1997.

     The health care cost trend rate assumption does not have a significant effect on the amounts reported due to the 125% cap on the Company's portion of the medical plan claims. A one percentage point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $150,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1998 by $18,000.

Group Health Plans

     The Company has contributory group benefit plans which provide medical benefits to all of its domestic employees.

Savings Plan

     The Company maintains a 401(k)plan which covers all eligible domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% to 20% (1% to 15% in 1997 and 1996) of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributes to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match is in Hardinge Inc. common stock. The Company contributed $363,000, $324,000, and $253,000 in 1998, 1997 and 1996
respectively, for this match. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants. In 1996, the Company contributed $250,000 as a discretionary contribution.

Long-Term Incentive Plans

     In 1996, the Board of Directors established an Incentive Stock Plan to assist in attracting and retaining key employees. The Plan allows the Board to grant restricted stock, performance share awards, stock options and stock appreciation rights up to an aggregate of 450,000 shares of common stock to these employees. Reference to share amounts in the plan have been restated, where appropriate, for the Company's 3-for-2 stock split in May, 1998.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

6. Employee Benefits (continued)

     During 1998, certain officers were awarded a total of 98,500 restricted shares of common stock. During 1997 and 1996, shares of restricted common stock were awarded to certain officers and key managers totaling 52,500 and 201,975, respectively. Restrictions on 99,725 shares from the 1993 and 1996 Incentive Stock Plans were released in 1998. Restrictions on 18,450 shares, which were the final shares from the 1988 Incentive Stock Plan, expired in 1997. Restrictions on 19,500 shares of common stock from a similar 1993 Incentive Stock Plan were released during 1997.

     As of December 31, 1998, a total of 686,375 restricted shares of common stock were outstanding under the two plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

     Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $2,485,500, $945,000, and $3,467,000 in 1998, 1997 and 1996, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 1998, 1997 and 1996, totaled $4,842,000, $4,256,000, and $5,095,000, respectively, and is included in deferred employee benefits as a reduction of shareholders' equity.

     Stock options for 15,750, 31,500, and 59,250 shares were issued in 1998, 1997 and 1996, respectively under the 1996 Plan. As of December 31, 1998, a total of 96,875 options remained outstanding under the plan. The options expire ten years from the date of issue and vest over periods varying from immediate vesting to three years. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation. Application of the fair value method, however, would only reduce 1998, 1997 and 1996 net income by $73,000, $68,000 and $15,000, respectively, and is not deemed to be material.

Foreign Operations

     The Company also has employees in certain foreign countries that are covered by defined contribution and benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

7. Financial Instruments

     At December 31, 1998 and 1997, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreements classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are repriced on a short-term basis.

     In May 1998, the Company entered into a five year interest rate swap arrangement with a financial institution (See Note 2). At December 31, 1998, the fair market value of this instrument was $527,000 in favor of the financial institution.

     The carrying amount of the term loan dated February, 1996 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into a seven-year cross-currency interest rate swap agreement (see Note 2). The fair value of the instrument was $1,276,000 and $2,475,000 at December 31, 1998 and 1997 respectively, based on current settlement value as determined by a financial institution.

     The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

7. Financial Instruments (continued)

on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 1998 and 1997 the carrying value of these notes approximated the fair value.

     The fair value of other long term debt was determined based on rates obtained from financial institutions on funds available for terms approximating the remaining term of that debt. At December 31, 1998, carrying and fair value of that debt were approximately equal.

     The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Any gains or losses from these contracts have not been material. At December 31, 1998 and 1997, the Company had notional principal amounts of approximately $5,232,000 and $8,535,000 in contracts to purchase currency in the future from major commercial banks. The fair value of these contracts is not material.

Concentration of Credit Risk

     The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company offers financing terms of up to seven years for its customers in the United States and Canada and files a lien against the equipment purchased under those terms. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 1998 and 1997, 21% and 36%, respectively, of the accounts receivable were from the three major U.S. automobile manufacturers, with receivables from one representing 11% at December 31, 1998 and 21% at December 31, 1997 of the consolidated accounts receivable. In addition, at December 31, 1998, receivables from one of the Company's distributors totaled 6% of the consolidated accounts receivable.

8. Acquisitions

     On April 14, 1997, Hardinge completed a stock purchase agreement under which it acquired 100% of the outstanding shares of Hansvedt Industries, Inc., an Urbana, Illinois-based manufacturer of electrical discharge machines (EDM) and related equipment. Electrical discharge machines are used to produce complex metal parts through a process of erosion with electricity using either a cutting wire or electrode. Hansvedt Industries, which was privately held and is the largest U.S. manufacturer of EDM equipment, had 1996 revenues of $8,000,000. The acquisition was financed using Hardinge's existing credit lines.

9. Unusual Expense

     1998's fourth quarter included a one-time charge of $950,000 (approximately $570,000 after tax, or $.06 per share). This charge resulted from costs incurred to relocate the manufacture and support for Hansvedt electrical discharge machines from Illinois to the Company's headquarters in Elmira, NY, and from a workforce reduction of approximately 200 full-time jobs, or 15% of total employment. These actions were taken as a result of a significant decline in incoming orders during the fourth quarter of 1998. 1997's first quarter included a one-time charge of $1,960,000 (approximately $1,200,000 after tax, or $.13 per share). This non-recurring charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

HARDINGE INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)

10. Reporting Comprehensive Income

     In June, 1997 the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income which is effective for fiscal years beginning after December 15, 1997. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company adopted this Statement for the year ended December 31, 1998 and has reclassified its financial statements for earlier periods provided for comparative purposes. Under this Statement, changes in cumulative foreign currency translation adjustment of $278,000, $968,000 and ($2,003,000)for the years ended December 31, 1998, 1997 and 1996, respectively have been reported under shareholders' equity as adjustments to comprehensive income.

11. Quarterly Financial Information (Unaudited)

     Summarized quarterly financial information for 1998 and 1997 is as follows:

                                                              Quarter
                                            First        Second        Third       Fourth
                                         -----------   ----------   ----------   ----------
                                               (in thousands, except per share data)
1998
Net sales                                 $ 65,779      $65,071      $62,041      $66,734
Gross profit                                22,853       23,600       22,606       23,038
Income from operations                       9,182        9,068        7,720        7,670
Net income                                   5,454        5,409        4,531        4,889
Basic earnings per share:
 Weighted average shares outstanding         9,411        9,420        9,426        9,475
 Earnings per share                            .58          .57          .48          .52
Diluted earnings per share:
 Weighted average shares outstanding         9,441        9,468        9,468        9,468
 Earnings per share                            .58          .57          .48          .52

1997
Net sales                                 $ 60,056      $63,668      $56,772      $66,083
Gross profit                                20,178       21,334       19,193       21,713
Income from operations                       6,414        8,359        6,800        8,926
Net income                                   3,514        4,833        3,985        5,608
Basic earnings per share:
 Weighted average shares outstanding         9,311        9,347        9,380        9,416
 Earnings per share                            .38          .52          .42          .60
Diluted earnings per share:
 Weighted average shares outstanding         9,328        9,356        9,413        9,443
 Earnings per share                            .38          .52          .42          .59

     1997 weighted shares outstanding and earnings per share have been restated to reflect the Company's 3-for-2 stock split in May 1998.

     Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 1997 does not equal the annual earnings per share for the year.

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III

ITEM 10.--DIRECTORS AND OFFICERS OF THE REGISTRANT

     Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 12, 1999. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

                 List of Executive Officers of the Registrant

                                 Executive
                                  Officer
         Name           Age        Since                       Positions and Offices Held
---------------------   -----   ----------   -------------------------------------------------------------
Robert E. Agan           60        1978      Chairman of the Board, President and Chief Executive
                                             Officer since April, 1998; Chairman of the Board and Chief
                                             Executive Officer in 1997; Chairman of the Board, President
                                             and Chief Executive Officer in 1996; President and Chief
                                             Executive Officer 1984-1995; President and Chief Operating
                                             Officer in 1983; Executive Vice President and Chief
                                             Operating Officer 1980-1982; Vice President--Employee
                                             Relations 1978-1979; member of Board of Directors of the
                                             Company since 1980.

J. Patrick Ervin         41        1996      Executive Vice President--Operations since August 1998;
                                             Senior Vice President of Operations, Mfg., Eng. and
                                             Marketing, April 1998--July 1998; Vice President--Sales &
                                             Marketing 1996--March 1998; General Manager, Machine
                                             Tool Division in 1996; Director, Sales & Marketing 1992-
                                             1996; Director of Materials & Purchasing 1990-1992;
                                             Superintendent, Machine Division 1989-1990, Various other
                                             Company positions 1978-1989.

Richard L. Simons        43        1996      Senior Vice President, Chief Financial Officer and Assistant
                                             Secretary since January, 1999; Vice President--Finance
                                             1996-1998; Controller 1987-1996; Assistant Treasurer 1985-
                                             1987; Manager Financial Accounting 1983-1984.

Richard C. Amadril       55        1998      Vice President--Sales and Marketing since August 1998;
                                             Director, Sales & Marketing 1998; Director, Marketing
                                             1996-1997; Formerly President/CEO, South Bend Lathe
                                             Corp., 1990-1995.

Joseph T. Colvin         55        1996      Vice President--Manufacturing since October, 1996;
                                             Manufacturing Director, Machine Operations 1994- 1996;
                                             Formerly Vice President Operations, General Manager,
                                             Inertial Guidance Test Equipment and Original Equipment
                                             Manufacturing, Contraves, Inc.,1994; President and CEO,
                                             Modern Manufacturing, 1993; President, Inland Motor
                                             Division, Kollmorgen Corp., 1987-1992.

Douglas A. Greenlee      51        1992      Vice President--Business Development 1993-1997;
                                             Secretary in 1992; Formerly attorney, Hazel & Thomas, P.C.,
                                             Law Firm; member of Board of Directors of the Company
                                             since 1979.

                                Executive
                                 Officer
        Name           Age        Since                       Positions and Offices Held
--------------------   -----   ----------   -------------------------------------------------------------
Daniel P. Soroka        50        1996      Vice President--Engineering since October, 1996; Director
                                            of Research & Engineering 1992-1996; Manager of
                                            Mechanical Design and Analysis 1989-1992.

Douglas C. Tifft        44        1988      Vice President--Administration since November 1998; Vice
                                            President--Employee Relations since 1988. Various other
                                            Company positions 1978-1988.

Thomas T. Connelly      51        1984      Treasurer since 1995; Senior Vice President-General
                                            Manager Workholding Operations 1991-1994; Senior Vice
                                            President 1987-1990; Vice President and Assistant to the
                                            President 1985-1986; Treasurer and Assistant to the
                                            President in 1984; Treasurer in 1983; Assistant Treasurer in
                                            1982.

ITEM 11.--EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 12, 1999.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 12, 1999.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is incorporated by reference from the Registrants's proxy statement filed with the Commission on March 12, 1999.

                                    PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) (1) The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

       (2) The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

       (3) Exhibits filed as part of this Report: See (c) below.

   (b) Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report: None

   (c) Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K: Item Description

  Item      Description
  ----      -----------
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

  4.6-      Amended Form of Rights Agreement, dated as of August 25,1997 between Hardinge Inc. and Fifth Third
            Bank, incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and
            Exchange Commission on September 29, 1997.

 10.1-      Swap Transaction Agreement effective June 1, 1998 between Hardinge Inc. and The Chase Manhattan
            Bank incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30,
            1998.

 10.2-      Credit Agreement dated as of August 1, 1997 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1997.

 10.3-      Credit Agreement dated as of November 18, 1996 between Hardinge Inc. and Marine Midland Bank, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.

 10.4-      Amendment Number One dated August 1, 1997 to Credit Agreement dated as of November 18, 1996 between Hardinge Inc. and Marine Midland Bank, incorporated by reference from the Registrant's Form
            10-Q for the quarter ended September 30, 1997.

 10.5-      Credit Agreement dated as of February 28, 1996 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1996.

  Item      Description
  ----      -----------
 10.6 -     Amendment Number One dated August 1, 1997 to Credit Agreement dated as of February 28, 1996 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1997.

 10.7 -     $5,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated July 23, 1996, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.

 10.8 -     Credit Agreement dated as of August 1, 1994 among Hardinge Inc., the Banks signatory thereto and
            The Chase Manhattan Bank, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

 10.9 -     Amendment Number One dated February 29, 1996 to Credit Agreement dated as of August 1, 1994 among Hardinge Inc., the Banks signatory thereto and The Chase Manhattan Bank, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.

 10.10-     Amendment Number Two dated August 1, 1997 to Credit Agreement dated as of August 1, 1994 among
            Hardinge Inc., the Banks signatory thereto and The Chase Manhattan Bank terminating said Credit
            Agreement, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September
            30, 1997.

 10.11-     Stock Purchase Agreement dated as of November 15, 1995 between Hardinge Inc. and L. Kellenberger
            & Co. AG, incorporated by reference from the Registrant's Form 8-K, as amended, dated November 29,
            1995.

 10.12-     Note Agreement dated August 29, 1991 between Hardinge Inc. and AEtna Life Insurance Company, relating to the issuance by Hardinge Inc. of $5,000,000 principal amount of its 9.38% notes due 1998, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

*10.13-     The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30,
            1996.

*10.14-     Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on
            Form S-8 (No. 33-65049).

*10.15-     Employment Agreement with Richard C. Amadril dated August 3, 1998, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1998.

*10.16-     Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.

*10.17-     Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.

*10.18-     Employment Agreement with Richard L. Simons effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.

*10.19-     Employment Agreement with Robert E. Agan dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

*10.20-     Employment Agreement with Douglas A. Greenlee dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

*10.21-     Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

*10.22-     Hardinge Inc. 1993 Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.

  Item      Description
  ----      -----------
*10.23-     The 1988 Hardinge Inc. Incentive Stock Plan, as adopted by shareholders at the annual meeting of shareholders held on May 17, 1988, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1988.

*10.24-     First Amendment to Hardinge Inc. 1988 Incentive Stock Plan, incorporated by reference from the
            Registrant's Form 10-K for the year ended December 31, 1993.

*10.25-     Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant's
            Form 10-K for the year ended December 31, 1993.

*10.26-     Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration
            Statement on Form S-2 (No. 33-91644).

*10.27-     Description of Incentive Cash Bonus Program, incorporated by reference from the Registrant's
            Registration Statement on Form S-2 (No. 33-91644).

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

February 23, 1999                  /s/ Robert E. Agan
-----------------------------      -------------------------------------
                                   Robert E. Agan
                                   Chairman of the Board, President and Chief
                                   Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 1999                  /s/ J. Patrick Ervin
-----------------------------      -------------------------------------
                                   J. Patrick Ervin
                                   Executive Vice President--Operations

February 23, 1999                  /s/ Richard L. Simons
-----------------------------      -------------------------------------
                                   Richard L. Simons
                                   Senior Vice President/Chief Financial
                                   Officer and Assistant Secretary
                                   (Principal Financial Officer)

February 23, 1999                  /s/ John W. Bennett
-----------------------------      -------------------------------------
                                   John W. Bennett
                                   Director

February 23, 1999                  /s/ Daniel J. Burke
-----------------------------      -------------------------------------
                                   Daniel J. Burke
                                   Director

February 23, 1999                  /s/ Richard J. Cole
-----------------------------      -------------------------------------
                                   Richard J. Cole Director

February 23, 1999
-----------------------------      -------------------------------------
                                   James L. Flynn
                                   Director

February 23, 1999                  /s/ E. Martin Gibson
-----------------------------      -------------------------------------
                                   E. Martin Gibson Director

February 23, 1999                  /s/ Douglas A. Greenlee
-----------------------------      -------------------------------------
                                   Douglas A. Greenlee
                                   Vice President and Director

February 23, 1999
-----------------------------      -------------------------------------
                                   J. Philip Hunter
                                   Director and Secretary

February 23, 1999                  /s/ Albert W. Moore
-----------------------------      -------------------------------------
                                   Albert W. Moore
                                   Director