Form 10-Q
period 1999-03-31
HARDINGE INC
filed 1999-05-13
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of March 31, 1999 there were 9,809,313 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I    Financial Information                                             Page

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at March 31, 1999
                    and December 31, 1998.                                    3

                    Consolidated  Statements of Income and Retained
                    Earnings for the three months ended March 31, 1999
                    and 1998.                                                 5

                    Condensed Consolidated  Statements of Cash Flows for
                    the three months ended March 31, 1999 and 1998.           6

                    Notes to Consolidated Financial Statements.               7

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.                     10

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risks                                             15

Part II   Other Information

          Item 1.   Legal Proceedings                                        15

          Item 2.   Changes in Securities                                    15

          Item 3.   Default upon Senior Securities                           15

          Item 4.   Submission of Matters to a Vote of Security Holders      15

          Item 5.   Other Information                                        15

          Item 6.   Exhibits and Reports on Form 8-K                         15

                    Signatures                                               16

PART I,  ITEM 1
HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

                                                      March 31,       Dec. 31,
                                                         1999           1998
                                                -------------------------------
                                                    (Unaudited)
Assets
Current assets:
     Cash                                             $  2,132        $  2,192
     Accounts receivable                                46,738          54,631
     Notes receivable                                    8,545           7,194
     Inventories                                        87,822          91,965
     Deferred income taxes                               2,299           2,299
     Prepaid expenses                                    2,880           2,960
                                                -------------------------------
Total current assets                                   150,416         161,241


Property, plant and equipment:
     Property, plant and equipment                     144,952         143,937
     Less accumulated depreciation                      68,715          67,183
                                                -------------------------------
                                                        76,237          76,754


Other assets:
     Notes receivable                                   15,471          13,063
     Goodwill                                            3,902           3,938
     Other                                               2,230           1,685
                                                -------------------------------
                                                        21,603          18,686


                                                -------------------------------
Total assets                                          $248,256        $256,681
                                                ===============================




See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                       March 31,       Dec. 31,
                                                         1999            1998
                                                -------------------------------
                                                      (Unaudited)
Liabilities and shareholders' equity Current liabilities:
     Accounts payable                                   $ 9,667       $ 11,368
     Notes payable to bank                                3,560          5,018
     Accrued expenses                                     8,852          8,540
     Accrued income taxes                                 2,010
     Deferred income taxes                                2,230          2,111
     Current portion long-term debt                       3,550          3,654
                                                -------------------------------
Total current liabilities                                29,869         30,691


Other liabilities:
     Long-term debt                                      28,368         35,415
     Accrued pension plan expense                         3,527          3,527
     Deferred income taxes                                1,717          1,863
     Accrued postretirement benefits                      5,448          5,390
                                                -------------------------------
                                                         39,060         46,195

Shareholders' equity:
     Preferred stock, Series A, par value $.01:
         Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued  shares - 9,919,992 at March 31, 1999
          and 9,843,992 at December 31, 1998                 99             98
     Additional paid-in capital                          61,630         60,351
     Retained earnings                                  128,230        127,526
     Treasury shares                                    (1,949)          (853)
     Accumulated other comprehensive income -
         Foreign currency translation adjustments       (3,388)        (2,485)
     Deferred employee benefits                         (5,295)        (4,842)
                                                -------------------------------
Total shareholders' equity                              179,327        179,795

                                                -------------------------------
Total liabilities and shareholders' equity             $248,256       $256,681
                                                ===============================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)


                                                          Three months ended
                                                              March 31,
                                                          1999           1998
                                                -------------------------------

     Net Sales                                          $46,194        $65,779
     Cost of sales                                       30,646         42,926
                                                -------------------------------
     Gross profit                                        15,548         22,853

     Selling, general and
      administrative expenses                            12,095         13,671
                                                -------------------------------
     Income from operations
                                                          3,453          9,182

     Interest expense                                       489            573
     Interest (income)                                     (157)          (150)
                                                -------------------------------
     Income before income taxes                           3,121          8,759

     Income taxes                                         1,039          3,305

                                                -------------------------------
     Net income                                           2,082          5,454

     Retained earnings at beginning of period           127,526        112,625
     Less dividends declared                              1,378          1,368
                                                ===============================
     Retained earnings at end of period                $128,230      $ 116,711
                                                ===============================


     Per share data:
     Basic earnings per share                           $   .22        $   .58
                                                ===============================
         Weighted average number
            of common shares outstanding                  9,460          9,411
                                                ===============================

     Diluted earnings per share                         $   .22        $   .58
                                                ===============================
         Weighted average number
            of common shares outstanding                  9,431          9,441
                                                ===============================

     Cash dividends declared                            $   .14        $   .14
                                                ===============================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                         Three Months Ended
                                                              March 31,
                                                        1999             1998
                                             ----------------------------------
Net cash  provided by operating activities            $13,125         $ 10,014

Investing activities:

    Capital expenditures                               (2,501)          (6,677)
                                             ----------------------------------
Net cash (used in) investing activities                (2,501)          (6,677)


Financing activities:
    (Decrease) in short-term notes payable to bank     (1,403)          (3,002)
    (Decrease) increase in long-term debt              (7,032)           2,259
    (Purchase) of treasury stock                         (818)            (169)
    Dividends paid                                     (1,378)          (1,368)
                                             ----------------------------------
Net cash (used in) financing activities               (10,631)          (2,280)


Effect of exchange rate changes on cash                   (53)              (4)

                                            -----------------------------------
Net (decrease) increase in cash                        ($  60)          $1,053

                                           ===================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 1999


NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998.

             The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in only one business segment - industrial machine tools.


NOTE  B--INVENTORIES

             Inventories are summarized as follows (dollars in thousands):

                                               March 31,            December 31,
                                                 1999                   1998
                                        ----------------- --- ------------------

Finished products                              $ 35,266               $ 36,185
Work-in-process                                  29,733                 29,499
Raw materials and purchased components           22,823                 26,281
                                          ===============     =================
                                               $ 87,822               $ 91,965
                                          ===============     =================


NOTE C--CHANGES IN SHAREHOLDERS' EQUITY

             On April 28, 1998, the Board of Directors approved a three-for-two stock split of the Company's common shares to be paid in the form of a 50 percent stock dividend. As a result of the split, 3,281,351 additional shares were issued on May 29, 1998 to shareholders of record on May 8, 1998 and retained earnings were reduced by $32,813. Any fractional shares resulting from the split were paid in cash. 1998 common shares outstanding and earnings per share have been restated to reflect this stock split.

March 31, 1999


NOTE D--EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

            Earnings per share are computed using Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock. Earnings per share amounts and shares outstanding have been restated to reflect the stock split mentioned above.

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128. The table sets forth the computation of basic and diluted earnings per share:
                                                          Three months ended
                                                               March 31,
                                                 ------------------------------
                                                           1999           1998
                                                 ------------------------------

Numerator:
   Net income                                         $   2,082      $   5,454
   Numerator for basic earnings per share                 2,082          5,454
   Numerator for diluted earnings per share               2,082          5,454

Denominator:
   Denominator for basic earnings per share
     -weighted average shares                             9,460          9,411
   Effect of diluted securities:
     Restricted stock and stock options                     (29)            30
   Denominator for diluted earnings per share
     -adjusted weighted average shares                    9,431          9,441

Basic earnings per share                               $    .22      $     .58
                                                 ==============================
Diluted earnings per share                             $    .22      $     .58
                                                 ==============================




NOTE E--DIVIDENDS DECLARED

            1998 dividends declared per share have been restated to reflect the additional shares issued in the stock split mentioned above.

March 31, 1999


NOTE F--REPORTING COMPREHENSIVE INCOME

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

            During the three months ended March 31,1999 and 1998, the components of total comprehensive income consisted of the following (dollars in thousands) following (dollars in thousands):

                                                     Three months ended
                                                           March 31,
                                                     1999             1998
                                              --------------     --------------
Net Income                                          $  2,082          $  5,454
Foreign currency  translation adjustments
                                                        (903)             (266)
                                              ==============     ==============
Comprehensive Income                                $  1,179          $  5,188
                                              ==============     ==============

PART I, ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 1999 and 1998 and in the Company's financial condition during the three month period ended March 31, 1999.


Results of Operations

         Net Sales. Net sales for the quarter ended March 31, 1999 were $46,194,000 compared to $65,779,000 for the quarter ended March 31, 1998, for a reduction of $19,585,000 or 29.8%. While sales to automotive customers fell during the first quarter of 1999 by $8,500,000 from the same 1998 quarter, the remaining decrease in sales volume resulted from declining demand among all customers worldwide. In the United States, first quarter 1999 sales declined by $16,214,000 or 35.6% from the same period a year ago. Similarly, sales to European customers and to all other areas of the world decreased by $1,288,000 and $2,083,000, respectively, a combined decrease of 16.7%.

         Sales of machines accounted for $28,567,000 during the first quarter of 1999 compared to $46,405,000 for the same 1998 period, a decline of $17,838,000 or 38.4%. Sales of non-machine products and services of $17,627,000 represented a reduction of $1,747,000 or 9.0% from the same quarter last year.

         The Company's orders backlog at March 31, 1999 dropped by 35.2% from a year earlier. However, backlog rose during the first quarter of 1999 by 13.4% from its level at December 31, 1998. This was the result of a strong influx of orders at the end of the current quarter.

         Gross Profit. Gross margin, as a percentage of sales, was 33.7% in the first quarter of 1999, compared to 34.7% for the same period in 1998. This reduction is the net result of several factors. First, the significant downturn in customer demand has been felt across the entire machine tool industry. For example, published data on consumption of U.S. domestic metal cutting machines indicate a reduction in demand of approximately 53% for the first two months of 1999 compared to the same period during 1998. This condition resulted in significant price discounting among machine tool suppliers, including Hardinge. At the same time, the relatively larger portion of Hardinge total sales to customers outside the United States also caused a reduction in gross margin. This is true because foreign sales are typically conducted more through distributor-based distribution channels requiring higher discounts than domestic sales which often are made by the Company's direct sales force. Offsetting these margin reductions is the fact that the relative proportion of total sales attributable to non-machine products and services has increased during the first quarter of 1999 compared to 1998. Higher gross margins on these items have helped to offset the effects of price and channel of distribution discounting. Finally, the Company made significant reductions in productive and overhead labor levels in January 1999 in response to the lower sales volume.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses during the first quarter of 1999 were $12,095,000 compared to $13,671,000 for the same quarter of 1998, for a reduction of $1,576,000. The Company's January 1999 workforce reduction resulted in reduced levels of SG&A labor in response to declining market conditions, and additional cost reduction measures were taken as well. However, the significant decline in sales volume described above resulted in SG&A as a percentage of sales increasing to 26.2% for the quarter ended March 31, 1999 compared to 20.8% a year earlier.

         Income from Operations. Income from operations as a percentage of net sales decreased in the three month period ended March 31, 1999 to 7.5% from the 14.0% earned for the same period in 1998. In January 1999, the Company reduced its U.S. workforce by approximately 200 jobs, or 15%, in response to declining market conditions, and took other cost reduction measures as well. However, the substantial reduction in sales volume for the first quarter of 1999 could only be partially offset by these cost reduction efforts.

         Interest Expense and Income. Interest expense decreased to $489,000 in the first quarter of 1999, from $573,000 in the same 1998 period. Average outstanding debt for this year's quarter was somewhat lower than the previous year. The Company also paid slightly lower interest rates during the first quarter of 1999. Interest income, earned primarily on customer notes, remained nearly constant over the two periods.

         Income Taxes. The provision for income taxes as a percentage of net income was 33.3% for the first quarter of 1999 compared to 37.7% a year earlier. The decrease in average tax rate is the result of two factors. First, a relatively larger portion of 1999 earnings is attributable to profits of the Company's European operations, where the effective tax rate is considerably lower than in the U.S. Second, the Company's U.S. operations experienced a higher utilization of U.S. income tax credits during 1999's first quarter.

         Net Income. Net income for the first quarter of 1999 was $2,082,000 or $.22 diluted earnings per share compared to $5,454,000 or $.58 diluted earnings per share for the first quarter of 1998 after restatement for the Company's 3-for-2 stock split in May, 1998.

         Earnings Per Share. All earnings per share and weighted average share amounts are presented to conform with Financial Accounting Standards Board Statement No. 128, Earnings Per Share. Additionally, to provide comparability between periods, prior period data have also been restated to give effect to the Company's 3-for-2 stock split which took place in May 1998.

Quarterly Information

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                                    Three Months Ended
                                                   Mar. 31,       June 30,     Sept. 30,       Dec. 31,
                                                     1998           1998          1998           1998
                                                 ----------------------------------------------------------
                                                 ----------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 ----------------------------------------------------------
   Net Sales                                      $ 65,779      $ 65,071      $ 62,041       $ 66,734
   Gross Profit                                     22,853        23,600        22,606         23,038
   Income from operations                            9,182         9,068         7,720          7,670
   Net income                                        5,454         5,409         4,531          4,889
   Diluted earnings per share                          .58           .57           .48            .52
   Weighted average shares outstanding               9,441         9,468         9,468          9,468

                                                                    Three Months Ended
                                                   Mar. 31,
                                                     1999
                                                 ----------------------------------------------------------
                                                 ----------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 ----------------------------------------------------------
   Net Sales                                      $ 46,194
   Gross Profit                                     15,548
   Income from operations                            3,453
   Net income                                        2,082
   Diluted earnings per share                          .22
   Weighted average shares outstanding               9,431


Liquidity and Capital Resources


         For the first three months of 1999, operating activities generated $13,125,000 of cash compared to $10,014,000 for the same period during 1998, for an increase of $3,111,000. There are several reasons for this increase. Operating funds were generated by a smaller reduction in accounts payable ($3,621,000) from the previous year's comparable quarter and by a larger reduction in inventory ($1,470,000) during the first quarter of 1999 compared to the year-ago quarter. These sources of operating funds were offset by the reduction in net profit of $3,372,000 between the two quarters, with smaller changes making up the remaining difference.

         Investing activities for the quarter ended March 31, 1999, at $2,501,000, used $4,176,000 less than the same quarter of last year. 1998's first quarter investments were unusually high as a result of the purchase of several large items of manufacturing equipment. Financing activities during the first quarter of 1999 used cash of $10,631,000, or $8,351,000 more than 1998's first quarter. The additional cash usage resulted primarily from a net paydown of total debt of $8,435,000 in the first quarter of 1999, compared to a paydown of $743,000 for the year-ago quarter.

         Hardinge's current ratio at March 31, 1999 was 5.04:1 compared to 5.25:1 at December 31, 1998.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. The Company periodically sell portfolios of customer notes to financial institutions in order to reduce debt and finance current operations. The customer financing program has an impact on Hardinge's month-to-month borrowings, but it has had little long-term impact on its working capital because of the ability to sell the underlying notes. The Company sold $10,238,000 of customer notes in the first three months of 1998. No notes were sold during 1999's first quarter as a result of the lower sales levels previously discussed coupled with the fact that a considerably lower portion of total sales were recorded on contracts.

         Hardinge maintains revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999 and $50,000,000 through August 1, 2002. At
November 1, 1999 any outstanding balance on the $20,000,000 facility converts, at the Company's option, to a term loan payable quarterly over four years through 2003. It is the Company's intent to negotiate a new revolver agreement to replace this arrangement on or before November 1, 1999. These facilities, along with other short term credit agreements, provide for immediate access of up to $77,000,000. At March 31, 1999, outstanding borrowings under these arrangements totaled $20,718,000.

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


Subsequent Event

         On April 9, 1999, Hardinge announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. Current report on Form 8-K was filed with the Securities and Exchange Commission on April 16, 1999. To date, the Company has purchased 147,500 shares under the program.




         This report contains statements, including those relating to the year 2000 issue, of a forward-looking nature relating to the financial performance of Hardinge Inc. in 1999. Such statements are based upon information known to management at this time. The company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the company's ability to control, and in many cases the company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company's entry into new product and geographic markets , the company's ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors' actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

PART I.  ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Default upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5. Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.    Exhibits


               27.1     Financial Data Schedule

               27.2     Restated Financial Data Schedule


         B.    Reports on Form 8-K

               Current report on Form 8-K, dated January 13, 1999 was filed in connection with a January 7, 1999 press release announcing a workforce reduction and a restructuring charge for moving the company's Hansvedt facility in Illinois to Elmira, NY.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Hardinge Inc.


May 12, 1999                         By:_/s/ Robert E. Agan
Date                                     Robert E. Agan
                                         Chairman of the Board, President /CEO



May 12, 1999                         By:_/s/ J. Patrick Ervin__________________
Date                                     J. Patrick Ervin
                                         Executive Vice President



May 12, 1999                         By:_/s/ Richard L. Simons_________________
Date                                     Richard  L. Simons
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)