Form 10-Q
period 1999-06-30
HARDINGE INC
filed 1999-08-10
CIK 313716

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of June 30, 1999 there were 9,635,213 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I  Financial Information                                               Page

        Item 1. Financial Statements

                Consolidated Balance Sheets at June 30, 1999 and
                December 31, 1998.                                            3

                Consolidated  Statements of Income and Retained Earnings
                for the three months ended  June 30, 1999 and 1998, and
                the six months ended June 30, 1999 and 1998.                  5

                Condensed Consolidated  Statements of  Cash Flows for
                the six months ended June 30, 1999 and 1998.                  6

                Notes to Consolidated Financial Statements.                   7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.                          9

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risks                                                 14

Part II Other Information

        Item 1. Legal Proceedings                                            14

        Item 2. Changes in Securities                                        14

        Item 3. Default upon Senior Securities                               14

        Item 4. Submission of Matters to a Vote of Security Holders          14

        Item 5. Other Information                                            14

        Item 6. Exhibits and Reports on Form 8-K                             15

        Signatures                                                           16

PART I,  ITEM 1
HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

                                                      June 30,       Dec. 31,
                                                        1999           1998
                                                -------------------------------
                                                    (Unaudited)
Assets
Current assets:
     Cash                                            $    462        $  2,192
     Accounts receivable                               44,884          54,631
     Notes receivable                                   7,507           7,194
     Inventories                                       84,910          91,965
     Deferred income taxes                              2,299           2,299
     Prepaid expenses                                   3,739           2,960
                                                -------------------------------
Total current assets                                  143,801         161,241


Property, plant and equipment:
     Property, plant and equipment                    144,996         143,937
     Less accumulated depreciation                     70,242          67,183
                                                -------------------------------
                                                       74,754          76,754


Other assets:
     Notes receivable                                  13,368          13,063
     Goodwill                                           3,866           3,938
     Other                                              2,429           1,685
                                                -------------------------------
                                                       19,663          18,686


                                                -------------------------------
Total assets                                         $238,218        $256,681
                                                ===============================



See accompanying notes.

 HARDINGE INC. AND SUBSIDIARIES

(Dollars In Thousands)

                                                      June 30,        Dec. 31,
                                                        1999            1998
                                                -------------------------------
                                                    (Unaudited)

Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                  $ 9,973       $ 11,368
     Notes payable to bank                               2,260          5,018
     Accrued expenses                                    9,680          8,540
     Accrued income taxes                                1,515
     Deferred income taxes                               1,919          2,111
     Current portion long-term debt                      3,550          3,654
                                                -------------------------------
Total current liabilities                               28,897         30,691

Other liabilities:
     Long-term debt                                     21,824         35,415
     Accrued pension plan expense                        3,527          3,527
     Deferred income taxes                               1,648          1,863
     Accrued postretirement benefits                     5,503          5,390
                                                -------------------------------
                                                        32,502         46,195

Shareholders' equity:
     Preferred stock, Series A, par value $.01:
         Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued  shares  -  9,919,992 at June 30, 1999
          and  9,843,992 at December 31, 1998               99             98
     Additional paid-in capital                         61,630         60,351
     Retained earnings                                 128,337        127,526
     Treasury shares                                    (4,446)          (853)
     Accumulated other comprehensive income -
         Foreign currency translation adjustments       (3,963)        (2,485)
     Deferred employee benefits                         (4,838)        (4,842)
                                                -------------------------------
Total shareholders' equity                             176,819        179,795
                                                -------------------------------
Total liabilities and shareholders' equity            $238,218       $256,681
                                                ===============================



See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)

                                                                 Three months ended                  Six months ended
                                                                      June 30,                           June 30,
                                                                1999           1998                1999            1998
                                                          ----------------------------     -------------------------------
     Net Sales                                                 $45,881        $65,071             $92,075        $130,850
     Cost of sales                                              31,500         41,471              62,146          84,397
     ---------------------------------------------------------------------------------     -------------------------------
     Gross profit                                               14,381         23,600              29,929          46,453

     Selling, general and
      administrative expenses                                   11,889         14,532              23,984          28,203
     ---------------------------------------------------------------------------------     -------------------------------
     Income from operations                                      2,492          9,068               5,945          18,250

     Interest expense                                              476            598                 965           1,171
     Interest (income)                                            (117)          (109)               (274)           (259)
     ---------------------------------------------------------------------------------     -------------------------------
     Income before income taxes                                  2,133          8,579               5,254          17,338

     Income taxes                                                  675          3,170               1,714           6,475

     ---------------------------------------------------------------------------------     -------------------------------
     Net income                                                  1,458          5,409               3,540          10,863

     Retained earnings at beginning of period                  128,230        116,711             127,526         112,625
     Less dividends declared                                     1,351          1,373               2,729           2,741
     Less transfer to common stock due to
         stock split in form of a dividend                                         33                                  33
     =================================================================================     ===============================
     Less dividends declared                                  $128,337       $120,714            $128,337       $ 120,714
     =================================================================================     ===============================


     Per share data:
     Basic earnings per share                                  $   .16        $   .57             $   .38        $   1.15
     =================================================================================     ===============================
         Weighted average number
            of common shares outstanding                         9,338          9,420               9,409           9,417
                                                       ===============================     ===============================

     Diluted earnings per share                                $   .16        $   .57             $   .38        $   1.15
     =================================================================================     ===============================
         Weighted average number
            of common shares outstanding                         9,342          9,468               9,409           9,451
                                                       ===============================     ===============================

     Cash dividends declared                                   $   .14        $   .14             $   .28         $   .28
                                                       ===============================     ===============================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)

                                                           Six Months Ended
                                                              June 30,
                                                        1999             1998
                                              ----------------------------------
Net cash  provided by operating activities            $24,093         $ 10,334

Investing activities:
    Capital expenditures                               (3,626)         (10,320)
                                              ----------------------------------
Net cash (used in) investing activities                (3,626)         (10,320)


Financing activities:
    (Decrease) in short-term notes payable to bank     (2,662)          (1,013)
    (Decrease) increase in long-term debt             (13,419)           4,497
    (Purchase) of treasury stock                       (3,319)            (430)
    Dividends paid                                     (2,729)          (2,741)
                                              ----------------------------------
Net cash (used in) provided by financing activities   (22,129)             313


Effect of exchange rate changes on cash                   (68)             (15)
                                              ----------------------------------
Net (decrease) increase in cash                     ($  1,730)            $312
                                              ==================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 1999


NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998.



NOTE  B--INVENTORIES

             Inventories are summarized as follows (dollars in thousands):

                                                  June 30,          December 31,
                                                    1999                1998
                                           -----------------    ----------------

Finished products                                 $ 37,136            $ 36,185
Work-in-process                                     26,972              29,499
Raw materials and purchased components              20,802              26,281
                                           =================    ================
                                                  $ 84,910            $ 91,965
                                           =================    ================



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



NOTE D--COMPANY STOCK REPURCHASE PROGRAM

             On April 9, 1999 Hardinge announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. The Company has purchased 162,600 shares under the program as of June 30, 1999.

June 30, 1999


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

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128. The table sets forth the computation of basic and diluted earnings per share:

                                                        Three months ended              Six months ended
                                                            June 30,                        June 30,
                                                   ---------------------------   ----------------------------
                                                         1999         1998             1999           1998
                                                   ---------------------------   ----------------------------

Numerator:
   Net income                                         $ 1,458      $ 5,409          $ 3,540       $ 10,863
   Numerator for basic earnings per share               1,458        5,409            3,540         10,863
   Numerator for diluted earnings per share             1,458        5,409            3,540         10,863

Denominator:
   Denominator for basic earnings per share
     -weighted average shares                           9,338        9,420            9,409          9,417
   Effect of diluted securities:
     Restricted stock and stock options                     4           48                              34
                                                   ---------------------------   ----------------------------
   Denominator for diluted earnings per share
     -adjusted weighted average shares                  9,342        9,468            9,409          9,451

Basic earnings per share                                $ .16        $ .57            $ .38         $ 1.15
                                                   ===========================   ============================
Diluted earnings per share                              $ .16        $ .57            $ .38         $ 1.15
                                                   ===========================   ============================

NOTE F--REPORTING COMPREHENSIVE INCOME


            During the three months and six months ended June 30, 1999 and 1998, the components of total comprehensive income consisted of the following (dollars in thousands):

                                                        Three months ended              Six months ended
                                                             June 30,                       June 30,
                                                        1999          1998            1999            1998
                                                  ----------------------------    ---------------------------
Net Income                                            $ 1,458      $ 5,409          $ 3,540       $ 10,863
Foreign currency  translation adjustments
                                                         (575)         (38)          (1,478)         (304)
                                                  ============================    ===========================
Comprehensive Income                                  $   883      $ 5,371          $ 2,062       $ 10,559
                                                  ============================    ===========================

PART I, ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following are management's comments relating to significant changes in the results of operations for the three month and six month periods ended June 30, 1999 and 1998 and in the Company's financial condition during the six month period ended June 30, 1999.


Results of Operations


         Net Sales. Net sales for the quarter ended June 30, 1999 were $45,881,000 compared to $65,071,000 for the second quarter of 1998, a decrease of $19,190,000, or 29.5%. Year to date sales for the first six months of 1999 totaled $92,075,000 compared to $130,850,000 a year earlier, a reduction of $38,775,000, or 29.6%. Sales were down in all geographic markets, with the U.S. showing the largest reductions at $16,800,000 for the second quarter and $33,013,000 for the first six months. Reduced shipments to automotive customers were responsible for $5,205,000 and $13,676,000 of the U.S. sales reductions for the second quarter and six month periods, respectively. In addition, shipments to European customers and to all other areas of the world each decreased, for a combined reduction of $2,390,000 for the quarter and $5,762,000 for the year to date.

         Machine sales accounted for $29,066,000 of net sales for the second quarter of 1999, compared to $45,162,000 for the same 1998 period, a decline of 35.6%. Year to date June 30, 1999 sales of machines were $57,633,000 compared to $91,567,000 for 1998's first half, a decline of 37.1%. Sales of non-machine products and services declined as well, by $3,094,000, or 15.5% in the second quarter of 1999 compared to 1998 and by $4,841,000, or 12.3%, for the year to date.

         While sales levels dropped during 1999, the Company did receive two very substantial orders in June which contributed to an increase in backlog of orders at June 30, 1999 of 28% over the March 31, 1999 level, and 45% over the backlog balance at December 31, 1998. Backlog at June 30, 1999 was approximately $10,000,000 lower than at June 30, 1998. The majority of the machines included in the two large orders will be shipped in the year 2000.

         Gross Profit. Gross margin for the second quarter and first six months of 1999, as a percentage of sales, declined from 36.3% for the second quarter of 1998 to 31.3% during the second quarter of 1999, and from 35.5% to 32.5% for the respective six month periods. The decline in margin rate for both the quarter and year to date are a reflection of significant price discounting as manufacturers of metal cutting machinery compete for fewer orders in the face of declining demand for machine tools. On July 12, 1999 the Association for Manufacturing Technology announced that domestic consumption of metal cutting machinery for the five months ended May 31, 1999 fell behind the same 1998 period by 45%. At the same time, the relatively larger portion of sales to customers outside the United States caused further erosion of gross margin resulting from the typically higher distribution discounts associated with those sales.

         Selling, General, and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were 25.9% of sales during the second quarter of 1999 compared to 22.3% a year earlier. SG&A expenses for the six months ended June 30, 1999 and 1998 were 26.0% and 21.6%, respectively. In addition to the workforce reduction of 15% made at the beginning of the year, the Company has implemented numerous other initiatives to reduce SG&A expenses in the face of the declining market demand for machine tools. While SG&A expenses for the second quarter and year to date 1999 have been reduced from prior year levels by $2,643,000 (18.2%) and $4,219,000 (15.0%), respectively, they still represent a higher portion of the lower sales volume in 1999.

         Income from Operations. Income from operations as a percentage of net sales decreased for the three months ended June 30, 1999 to 5.4%, from 13.9% a year earlier. Income from operations for the first six months of 1999 decreased to 6.5% of sales compared to 13.9% for the same period of 1998.

         Interest Expense. Interest expense for the quarter ended June 30, 1999 was $476,000 compared to $598,000 a year earlier. Interest expense for the six month periods ended June 30, 1999 and 1998 was $965,000 and $1,171,000, respectively. The reduced expense was largely the result of reduced borrowing for working capital requirements as sales volume dropped during 1999.

         Interest Income. Interest income remained relatively unchanged for the quarter and six months ended June 30, 1999 compared to a year earlier.

         Income Taxes. The provision for income taxes as a percentage of net income was 31.6% and 32.6% for the second quarter and first six months of 1999, respectively, compared to 37.0% and 37.3% for the corresponding periods of 1998. The decrease in average tax rate is the result of two factors. First, a relatively larger portion of 1999 earnings is attributable to profits of the Company's European operations, where the effective tax rate is considerably lower than in the U.S. Second, the Company's U.S. operations experienced a higher utilization of U.S. income tax credits during 1999's first half.

         Net Income. Net income for the second quarter of 1999 was $1,458,000, or $.16 per share, compared to $5,409,000, or $.57 per share, for the second quarter of 1998. Year to date 1999 net income was $3,540,000, or $.38 per share, compared to $10,863,000, or $1.15 per share for the same 1998 period. The deterioration in earnings is the result of all the factors discussed above.

         Earnings Per Share. All earnings per share and weighted average share amounts are computed in accordance to Financial Accounting Standards Board Statement No.128, Earnings Per Share.

Quarterly Information

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                                    Three Months Ended
                                                   Mar. 31,       June 30,     Sept. 30,       Dec. 31,
                                                     1998           1998          1998           1998
                                                 --------------------------------------------------------
                                                 --------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 --------------------------------------------------------
   Net Sales                                      $ 65,779      $ 65,071      $ 62,041       $ 66,734
   Gross Profit                                     22,853        23,600        22,606         23,038
   Income from operations                            9,182         9,068         7,720          7,670
   Net income                                        5,454         5,409         4,531          4,889
   Diluted earnings per share                          .58           .57           .48            .52
   Weighted average shares outstanding               9,441         9,468         9,468          9,468

                                                                    Three Months Ended
                                                   Mar. 31,       June 30,
                                                     1999           1999
                                                 --------------------------------------------------------
                                                 --------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 --------------------------------------------------------
   Net Sales                                      $ 46,194      $ 45,881
   Gross Profit                                     15,548        14,381
   Income from operations                            3,453         2,492
   Net income                                        2,082         1,458
   Diluted earnings per share                          .22           .16
   Weighted average shares outstanding               9,431         9,342


Liquidity and Capital Resources

         The decrease in sales for the first six months of 1999 compared to 1998 had a significant impact on cash flow. While cash provided from net income decreased by $7,323,000, the reduced sales volume also substantially reduced the need for working capital. The change in accounts and notes receivable for the six months ended June 30, 1999 decreased by $9,521,000 from the change for the similar 1998 period. A similar decrease in inventory levels generated an additional $7,708,000. Changes in accounts payable balances added another $4,338,000. In total, cash generated from operations for the six months ended June 30, 1999 was $13,759,000 higher than the same 1998 period. In addition to cash generated from operations, the Company also incurred positive cash flow of $6,694,000 as a result of lower investing activities in the first half of 1999 compared to a year earlier.

         The majority of the additional cash flow generated from operations wa used to pay off debt (a reduction of $16,081,000 in the first half of 1999 compared to a net increase in debt of $3,484,000 for the same period a year earlier). Additionally, funds used for the purchase of the Company's own stock for its treasury were higher in the first half of 1999 by $2,889,000. This increase in treasury stock purchases was generally the result of the Company's stock buy-back program initiated earlier this year.

         Hardinge's current ratio at June 30, 1999 was 4.98:1 compared to 5.25:1 at December 31, 1998. The reduction was due primarily to the reduced levels of accounts receivable and inventory previously discussed.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $8,766,000 of customer notes in the first half of 1999, compared to $19,476,000 during the same period of 1998.

         At June 30, 1999 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999 and $50,000,000 through August 1, 2002. At November 1, 1999 any outstanding balance on the $20,000,000 facility converts, at the Company's option, to a term loan payable quarterly over four years through 2003. These facilities, along with other short term credit agreements, provide for immediate access of up to $77,000,000. At June 30, 1999 outstanding borrowings under these arrangements totaled $13,562,000.

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


Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Default upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders

             The 1999 Annual Meeting of Shareholders of Hardinge Inc. was held on April 27, 1999. A total of 8,860,823 of the Company's shares were present or represented by proxy at the meeting. This represents more than 90% of the Company's shares outstanding.

             The three Class II directors named below were elected to serve a three-year term.


             Class II Directors              Votes for           Votes withheld

                 Daniel J. Burke             8,828,359                 32,464
                 J. Philip Hunter            8,829,810                 31,013
                 Albert W. Moore             8,830,160                 30,663


             Robert E. Agan, John W. Bennett,  Richard J. Cole,  James L. Flynn,
E. Martin Gibson and Douglas A. Greenlee continue as Directors of the Company.

             The election of Ernst & Young LLP as the Company's independent accountants was ratified, with 8,833,283 shares voting for and 16,055 shares voting against.

             No other matters were presented for vote at that meeting.


 Item 5. Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibits


            27.  Financial Data Schedule


         B.  Reports on Form 8-K

            1. Current report on Form 8-K, filed April 16, 1999 in connection with a April 9, 1999 press release announcing a stock repurchase program and preliminary results for the first quarter of 1999.

            2. Current report on Form 8-K, filed June 21, 1999 in connection with a June 16, 1999 press release announcing preliminary results for the second quarter of 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Hardinge Inc.


August  9, 1999                      By:_/s/ Robert E.Agan______________________
Date                                     Robert E. Agan
                                         Chairman of the Board, President /CEO



August  9, 1999                      By:_/s/ J. Patrick Ervin___________________
Date                                     J. Patrick Ervin
                                         Executive Vice President



August  9, 1999                      By:_/s/ Richard L. Simons__________________
Date                                     Richard  L. Simons
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial Officer)