Form 10-Q
period 1999-09-30
HARDINGE INC
filed 1999-11-12
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999


                                       OR

/  /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of September 30, 1999 there were 9,515,782 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I    Financial Information                                                               Page
          Item 1.     Financial Statements

                      Consolidated Balance Sheets at  September 30, 1999 and                   3
                      December 31, 1998.

                      Consolidated  Statements of Income and Retained Earnings                 5
                      for the three months ended  September 30, 1999 and 1998,
                      and the nine months ended September 30, 1999 and 1998.

                      Condensed Consolidated  Statements of  Cash Flows for                    6
                      the nine months ended  September 30, 1999 and 1998.

                      Notes to Consolidated Financial Statements.                              7

          Item 2.     Management's Discussion and Analysis of Financial                        9
                      Condition and Results of Operations.

          Item 3.     Quantitative and Qualitative Disclosures About                          14
                      Market Risks

Part II   Other Information

          Item 1.     Legal Proceedings                                                       14

          Item 2.     Changes in Securities                                                   14

          Item 3.     Default upon Senior Securities                                          14

          Item 4.     Submission of Matters to a Vote of Security Holders                     14

          Item 5.     Other Information                                                       14

          Item 6.     Exhibits and Reports on Form 8-K                                        14

          Signatures                                                                          15


PART I, ITEM 1

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                                 Sept. 30,    Dec. 31,
                                                    1999        1998
                                                ------------------------
                                                (Unaudited)
Assets
Current assets:
    Cash                                              $1,644     $2,192
    Accounts receivable                               49,140     54,631
    Notes receivable                                   7,886      7,194
    Inventories                                       84,472     91,965
    Deferred income taxes                              2,299      2,299
    Prepaid expenses                                   3,863      2,960
                                                ------------------------
Total current assets                                 149,304    161,241


Property, plant and equipment:
    Property, plant and equipment                    145,512    143,937
    Less accumulated depreciation                     72,260     67,183
                                                ------------------------
                                                      73,252     76,754
Other assets:
    Notes receivable                                  15,997     13,063
    Goodwill                                           3,830      3,938
    Other                                              2,000      1,685
                                                ------------------------
                                                      21,827     18,686

                                                ------------------------
Total assets                                        $244,383   $256,681
                                                ------------------------
                                                ------------------------



See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)


                                                            Sept. 30,   Dec. 31,
                                                              1999       1998
                                                         -----------------------
                                                              (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                       $ 10,513    $ 11,368
    Notes payable to bank                                     4,242       5,018
    Accrued expenses                                         12,742       8,540
    Accrued income taxes                                      1,190
    Deferred income taxes                                     1,986       2,111
    Current portion long-term debt                            3,550       3,654
                                                         -----------------------
Total current liabilities                                    34,223      30,691


Other liabilities:
    Long-term debt                                           23,679      35,415
    Accrued pension plan expense                              3,527       3,527
    Deferred income taxes                                     1,697       1,863
    Accrued postretirement benefits                           5,557       5,390
                                                         -----------------------
                                                             34,460      46,195

Shareholders' equity:
    Preferred stock, Series A, par value $.01:
      Authorized -  2,000,000; issued - none
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued  shares  - 9,919,992 at September 30, 1999
      and 9,843,992 at December 31, 1998                         99          98
    Additional paid-in capital                               61,613      60,351
    Retained earnings                                       127,980     127,526
    Treasury shares                                         (6,240)       (853)
    Accumulated other comprehensive income -
        Foreign currency translation adjustments            (3,320)     (2,485)
    Deferred employee benefits                              (4,432)     (4,842)
                                                         -----------------------
Total shareholders' equity                                  175,700     179,795

                                                         -----------------------
Total liabilities and shareholders' equity                 $244,383    $256,681
                                                         -----------------------
                                                         -----------------------


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)

                                                 Three months ended      Nine months ended
                                                   September 30,           September 30,
                                                   1999      1998        1999       1998
                                                 -------------------   ----------------------
   Net Sales                                       $42,399  $62,041     $134,474    $192,891
   Cost of sales                                    28,881   39,435       91,027     123,832
                                                 -------------------   ----------------------
   Gross profit                                     13,518   22,606       43,447      69,059

   Selling, general and
    administrative expenses                         11,790   14,886       35,774      43,089
                                                 -------------------   ----------------------
   Income from operations                            1,728    7,720        7,673      25,970

   Interest expense                                    362      572        1,327       1,743
   Interest (income)                                  (129)    (120)        (403)       (379)
                                                 -------------------   ----------------------
   Income before income taxes                        1,495    7,268        6,749      24,606

   Income taxes                                        515    2,737        2,229       9,212
                                                 -------------------   ----------------------
   Net income                                          980    4,531        4,520      15,394

   Retained earnings at beginning of period        128,337  120,714      127,526     112,625
   Less dividends declared                           1,337    1,377        4,066       4,118
   Less transfer to common stock due to
      stock split in form of a dividend                                                   33
                                                 -------------------   ----------------------
   Retained earnings at end of period             $127,980 $123,868     $127,980    $123,868
                                                 -------------------   ----------------------
                                                 -------------------   ----------------------
   Per share data:
   Basic earnings per share                          $ .11    $ .48        $ .48      $ 1.63
                                                 -------------------   ----------------------
                                                 -------------------   ----------------------
        Weighted average number
        of common shares outstanding                 9,264    9,426        9,366       9,419
                                                 -------------------   ----------------------
                                                 -------------------   ----------------------
   Diluted earnings per share                        $ .11    $ .48        $ .48      $ 1.63
                                                 -------------------   ----------------------
                                                 -------------------   ----------------------
        Weighted average number
        of common shares outstanding                 9,265    9,468        9,385       9,452
                                                 -------------------   ----------------------
                                                 -------------------   ----------------------
   Cash Dividends Declared                           $ .14    $ .14        $ .42       $ .42
                                                 -------------------   ----------------------
                                                 -------------------   ----------------------


   See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                        Nine Months Ended
                                                          September 30,
                                                        1999        1998
                                                    -------------------------
Net cash  provided by operating activities               $24,593    $ 20,659

Investing activities:
   Capital expenditures                                   (3,626)    (15,263)
                                                    -------------------------
Net cash (used in) investing activities                   (3,626)    (15,263)

Financing activities:
   (Decrease) in short-term notes payable to bank           (654)     (3,158)
   (Decrease) increase in long-term debt                 (11,552)      3,835
   (Purchase) of treasury stock                           (5,178)       (430)
   Dividends paid                                         (4,066)     (4,118)
                                                    -------------------------
Net cash (used in) financing activities                  (21,450)     (3,871)

Effect of exchange rate changes on cash                      (65)         80
                                                    -------------------------
Net (decrease) increase in cash                          ($  548)     $1,605
                                                    -------------------------
                                                    -------------------------


See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1999


NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1998.



NOTE  B--INVENTORIES

             Inventories are summarized as follows (dollars in thousands):


                                                   September 30,       December 31,
                                                       1999                1998
                                                  ---------------- -----------------
Finished products                                    $ 39,913        $ 36,185
Work-in-process                                        23,565          29,499
Raw materials and purchased components                 20,994          26,281
                                                  ---------------- -----------------
                                                     $ 84,472        $ 91,965
                                                  ---------------- -----------------
                                                  ---------------- -----------------



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



NOTE D--COMPANY STOCK REPURCHASE PROGRAM

             On April 9, 1999 Hardinge announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. The Company has purchased 278,904 shares under the program as of September 30, 1999.

SEPTEMBER 30, 1999


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

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128. The table sets forth the computation of basic and diluted earnings per share:

                                                     Three months ended              Nine months ended
                                                        September 30,                  September 30,
                                                 ----------------------------- ----------------------------
                                                     1999          1998             1999           1998
                                                 ----------------------------  ------------------------------
Numerator:
   Net income                                        $    980    $   4,531         $  4,520      $  15,394
   Numerator for basic earnings per share                 980        4,531            4,520         15,394
   Numerator for diluted earnings per share               980        4,531            4,520         15,394

Denominator:
   Denominator for basic earnings per share
     -weighted average shares                           9,264        9,426            9,366          9,419
   Effect of diluted securities:
     Restricted stock and stock options                     1           42               19             33
                                                 ----------------------------  ------------------------------
   Denominator for diluted earnings per share
     -adjusted weighted average shares                  9,265        9,468            9,385          9,452

Basic earnings per share                             $    .11    $     .48         $    .48      $    1.63
                                                 ----------------------------  ------------------------------
                                                 ----------------------------  ------------------------------
Diluted earnings per share                           $    .11    $     .48         $    .48      $    1.63
                                                 ----------------------------  ------------------------------
                                                 ----------------------------  ------------------------------




NOTE F--REPORTING COMPREHENSIVE INCOME


            During the three months and nine months ended September 30, 1999 and 1998, the components of total comprehensive income consisted of the following (dollars in thousands):

                                                       Three months ended              Nine months ended
                                                         September 30,                   September 30,
                                                      1999            1998            1999            1998
                                                  ------------    -------------   ------------    -------------
Net Income                                          $    980        $  4,531        $ 4,520         $ 15,394
Foreign currency  translation adjustments                643             814           (835)             510
                                                  ------------    -------------   ------------    -------------
Comprehensive Income                                $  1,623        $  5,345        $ 3,685         $ 15,904
                                                  ------------    -------------   ------------    -------------
                                                  ------------    -------------   ------------    -------------

PART I, ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following are management's comments relating to significant changes in the results of operations for the three month and nine month periods ended September 30, 1999 and 1998 and in the Company's financial condition during the nine month period ended September 30, 1999.


RESULTS OF OPERATIONS


         NET SALES. Net sales for the quarter ended September 30, 1999 totaled $42,399,000 compared to $62,041,000 during the same 1998 quarter, a decrease of 31.7%. Year to date sales of $134,474,000 for the first nine months of 1999 represent a decrease of 30.3% from 1998's nine month total of $192,891,000. These overall reductions in sales were attributable to the continuing depression in worldwide demand for machine tools.

              Sales of machines accounted for $25,387,000 of net sales for the third quarter of 1999, while sales of non-machine products and services contributed the remaining $17,012,000. Compared to the prior year's third quarter, machine sales decreased by 39.7% while other products experienced a decline of 14.6%. For the nine months ended September 30, 1999 machine revenues were $83,020,000 or 61.7% of total volume with the remaining $51,454,000 or 38.3% coming from other products. This compares to the first nine months of 1998 where machine revenues totaled $133,679,000 or 69.3%, and other revenues totaled $59,212,000 or 30.7%.

             Sales to customers in the United States for the quarter ended September 30, 1999 totaled $28,300,000, a decrease of 34.1% from $42,943,000 for the same 1998 quarter. Sales to European customers similarly decreased by 32.6%, from $12,437,000 to $8,382,000. Sales to all other parts of the world also declined, by 14.2%, from 1998's third quarter total of $6,661,000 to $5,717,000 for the third quarter of 1999. The nine months ended September 30, 1999 showed similar reductions of 35.5%, 17.2% and 21.2%, respectively, for the United States, Europe, and all other areas. Sales apportionment among the US, Europe, and all other areas was 64.4%, 25.2%, and 10.4%, respectively, compared to 69.6%, 21.2%, and 9.2% during 1998.

         GROSS PROFIT. Gross margin for the third quarter and first nine months of 1999, as a percentage of sales, declined significantly, from 36.4% for the third quarter of 1998 to 31.9% during the third quarter of 1999, and from 35.8% to 32.3% for the respective nine month periods. The decline in margin rate for both the quarter and year to date is largely a result of the increasing relative value of the fixed cost component of the Company's manufacturing operation as production volumes remain at depressed levels. Further contributing to the margin shortfall was the significant price discounting experienced throughout 1999 as manufacturers of metal cutting machinery compete for fewer orders in the face of declining demand for machine tools. At the same time, the relatively larger portion of sales going to customers outside the United States caused further erosion of gross margin due to the typically higher distribution discounts associated with those sales.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were 27.8% of sales during the third quarter of 1999 compared to 24.0% a year earlier. SG&A expenses for the nine months ended September 30, 1999 and 1998 were 26.6% and 22.3%, respectively. In addition to the workforce reduction of 15% made at the beginning of the year, the Company continues to implement numerous other initiatives to reduce SG&A expenses in the face of the declining market demand for machine tools. SG&A expenses for the third quarter and year to date 1999 have been reduced from prior year levels by $3,096,000 (20.8%) and $7,315,000 (17.0%), respectively.

         INCOME FROM OPERATIONS. Income from operations as a percentage of net sales decreased for the three months ended September 30, 1999 to 4.1%, from 12.4% a year earlier. Income from operations for the first nine months of 1999 decreased to 5.7% of sales compared to 13.5% for the same period of 1998.

         INTEREST EXPENSE. Interest expense for the quarter ended September 30, 1999 was $362,000 compared to $572,000 a year earlier. Interest expense for the nine month periods ended September 30, 1999 and 1998 was $1,327,000 and $1,743,000, respectively. The reduced expense was largely the result of reduced borrowing for working capital requirements as sales volume dropped during 1999.

         INTEREST INCOME. Interest income remained relatively unchanged for the quarter and nine months ended September 30, 1999 compared to a year earlier.

         INCOME TAXES. The provision for income taxes as a percentage of net income was 34.4% and 33.0% for the third quarter and first nine months of 1999, respectively, compared to 37.7% and 37.4% for the corresponding periods of 1998. The decrease in average tax rate is the result of two factors. First, a relatively larger portion of 1999 earnings is attributable to profits of the Company's European operations, where the effective tax rate is considerably lower than in the U.S. Second, the Company's U.S. operations have experienced a higher utilization of U.S. income tax credits during 1999.

         NET INCOME. Net income for the third quarter of 1999 was $980,000, or $.11 per share, compared to $4,531,000, or $.48 per share, for the third quarter of 1998. Year to date 1999 net income was $4,520,000, or $.48 per share, compared to $15,394,000, or $1.63 per share for the same 1998 period. The deterioration in earnings is the result of all the factors discussed above.

         EARNINGS PER SHARE. All earnings per share and weighted average share amounts are computed in accordance to Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

QUARTERLY INFORMATION

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                      Three Months Ended
                                        Mar. 31,    June 30,     Sept. 30,       Dec. 31,
                                         1998         1998          1998           1998
                                        -----------------------------------------------
                                            (in thousands, except per share data)
                                        -----------------------------------------------
Net Sales                                $65,779      $65,071      $62,041      $66,734
Gross Profit                              22,853       23,600       22,606       23,038
Income from operations                     9,182        9,068        7,720        7,670
Net income                                 5,454        5,409        4,531        4,889
Diluted earnings per share                   .58          .57          .48          .52
Weighted average shares outstanding        9,441        9,468        9,468        9,468



                                                         Three Months Ended
                                        Mar. 31,       June 30,     Sept. 30,
                                          1999          1999          1999
                                        ----------------------------------------
                                         (in thousands, except per share data)
                                        ----------------------------------------
Net Sales                                $46,194      $45,881      $42,399
Gross Profit                              15,548       14,381       13,518
Income from operations                     3,453        2,492        1,728
Net income                                 2,082        1,458          980
Diluted earnings per share                   .22          .16          .11
Weighted average shares outstanding        9,431        9,342        9,265


     Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the quarters earnings per share may not equal the year to date earnings per share.


LIQUIDITY AND CAPITAL RESOURCES


         The decrease in sales for the first nine months of 1999 compared to 1998 had a significant impact on cash flow. Hardinge's operating activities for the nine months ended September 30, 1999 provided funds totaling $24,593,000 compared to $ 20,659,000 for the same period a year earlier, an increase of $3,934,000. This resulted from the fact that, while funds generated from net income were $10,874,000 less this year, reduced operating levels also allowed for a net reduction of $13,633,000 of cash required to support operating assets and liabilities. The primary contributors to this cash availability were reductions in inventories and receivables. Investing activities used only $3,626,000 of cash during the first nine months of 1999, compared to $15,263,000 a year earlier. The extra cash generated by these changes in activity levels has been used by the Company to purchase $4,748,000 more of its own capital stock for its treasury during the first nine months of 1999 compared to 1998, and has allowed for net debt reductions which exceeded last year by $12,883,000.


          Hardinge's current ratio at September 30, 1999 was 4.36:1, compared to 5.25:1 at December 31, 1998.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. During 1998 sales of customer note portfolios to third parties were conducted on a quarterly basis. Due to the lower sales volume in 1999, only one such sale has been made to date, with a second sale anticipated to be made shortly before the end of the year. We sold $8,766,000 of customer notes in the first nine months of 1999, compared to $30,455,000 during the same period of 1998.

         At September 30, 1999 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999 and $50,000,000 through August 1, 2002. Any amounts outstanding on the $20,000,000 line expiring November 1, 1999 convert, at the Company's option, to term loans payable quarterly over four years through 2003. These facilities, along with other short term credit agreements, provide for immediate access of up to $78,000,000. At September 30, 1999, outstanding borrowings under these arrangements totaled $17,053,000. It is the Company's intent to not renew the $20,000,000 revolver when it expires on November 1, as the remaining $58,000,000 will be sufficient to meet anticipated short-term cash requirements. The Company feels its significant financial strength will allow it to negotiate future additional credit lines relatively quickly should a strategic need arise.

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






             THIS REPORT CONTAINS STATEMENTS, INCLUDING THOSE RELATING TO THE YEAR 2000 ISSUE, OF A FORWARD-LOOKING NATURE RELATING TO THE FINANCIAL PERFORMANCE OF HARDINGE INC. IN 1999. SUCH STATEMENTS ARE BASED UPON INFORMATION KNOWN TO MANAGEMENT AT THIS TIME. THE COMPANY CAUTIONS THAT SUCH STATEMENTS NECESSARILY INVOLVE UNCERTAINTIES AND RISK AND DEAL WITH MATTERS BEYOND THE COMPANY'S ABILITY TO CONTROL, AND IN MANY CASES THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. AMONG THE MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS ARE FLUCTUATIONS IN THE MACHINE TOOL BUSINESS CYCLES, CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE U.S. OR INTERNATIONALLY, THE MIX OF PRODUCTS SOLD AND THE PROFIT MARGINS THEREON, THE RELATIVE SUCCESS OF THE COMPANY'S ENTRY INTO NEW PRODUCT AND GEOGRAPHIC MARKETS, THE COMPANY'S ABILITY TO MANAGE ITS
OPERATING COSTS, ACTIONS TAKEN BY CUSTOMERS SUCH AS ORDER CANCELLATIONS OR REDUCED BOOKINGS BY CUSTOMERS OR DISTRIBUTORS, COMPETITORS' ACTIONS SUCH AS PRICE DISCOUNTING OR NEW PRODUCT INTRODUCTIONS, GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS, CHANGES IN THE AVAILABILITY AND COST OF MATERIALS AND SUPPLIES, THE IMPLEMENTATION OF NEW TECHNOLOGIES AND CURRENCY FLUCTUATIONS. ANY FORWARD-LOOKING STATEMENT SHOULD BE CONSIDERED IN LIGHT OF THESE FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ITS FORWARD-LOOKING STATEMENTS IF UNANTICIPATED EVENTS ALTER THEIR ACCURACY.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

 ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits


         27.1     Financial Data Schedule


         B.       Reports on Form 8-K

                  There were no reports filed on 8K during the quarter.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  HARDINGE INC.


NOVEMBER  11, 1999         By: /s/ Robert E. Agan
----------------------        ----------------------------------------
Date                           Robert E. Agan
                               Chairman of the Board, President /CEO



NOVEMBER  11, 1999         By: /s/ J. Patrick Ervin
----------------------        ----------------------------------------
Date                           J. Patrick Ervin
                               Executive Vice President



NOVEMBER  11, 1999         By: /s/ Richard L. Simons
----------------------        ----------------------------------------
Date                           Richard  L. Simons
                               Senior Vice President and Chief Financial Officer
                                (Principal Financial Officer)