Form 10-K405
period 1999-12-31
HARDINGE INC
filed 2000-03-10
CIK 313716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

 /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        FOR THE TRANSITION PERIOD FROM TO  .

                         COMMISSION FILE NUMBER 0-15760

                            ------------------------

                                 HARDINGE INC.

             (Exact name of registrant as specified in its charter)

              NEW YORK                                   16-0470200
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

ONE HARDINGE DRIVE, ELMIRA, NEW YORK                     14902-1507
  (Address of principal executive                         Zip Code
              offices)

       Registrant's telephone number, including area code: (607) 734-2281

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:    NONE

SECURITIES PURSUANT TO SECTION 12(G) OF THE ACT:

       Common Stock with a par value of $.01 per share
       Preferred Stock purchase rights

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 2000:

       Common Stock, $.01 par value--$80,216,217.

    The number of shares outstanding of the issuer's common stock as of February 1, 2000:

       Common Stock, $.01 par value 9,242,533 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 10, 2000 are incorporated by reference to Part III of this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.--BUSINESS

GENERAL

    Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The Company has five wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge GmbH was established by the Company in Germany in 1987. In
November 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. (collectively referred to as "Kellenberger"). The Kellenberger, Inc. subsidiary was then liquidated in 1998. During 1996, Hardinge Shanghai Company, Ltd. was established near Shanghai, People's Republic of China. In April 1997, the Company acquired 100% of the outstanding stock of Hansvedt Industries, Inc. Additionally, the Company is a majority owner in Hardinge Taiwan Precision Machinery Limited, located in Nan Tou City, (Taiwan) Republic of China.

    The Company's headquarters is located in Chemung County, New York, which is on the south-central border of upstate New York. The Company has manufacturing facilities located in Chemung County, New York, St. Gallen, Switzerland and Nan Tou City, Taiwan. The Company assembles machinery at its Shanghai, PRC facility for deliveries to customers in Asia. The Company manufactures the majority of the products it sells, purchasing a few machine accessories from other manufacturers for resale.

    References to Hardinge Inc., the "Company", or "Hardinge" are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

PRODUCTS

    Hardinge Inc. has been a manufacturer of industrial-use Super-Precision-Registered Trademark- and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from a rough-formed part by moving multiple cutting tools arranged on a turret assembly against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by Hardinge machines, those dimensions are often measured in millionths of inches. Hardinge considers itself to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to those dimensions.

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

    In 1994, Hardinge expanded its machine tool line to include CNC vertical turning machines and vertical machining centers. Prior to that, all of the Company's turning machines were horizontal which means that the spindle holding the rotating part and the turret holding the cutting tools are arranged on a horizontal plane. On a vertical turning machine, the spindle and turret are aligned on a vertical plane, with the spindle on the bottom. A vertical turning machine permits the customer to produce larger, heavier and more oddly shaped parts on a machine that uses less floor space when compared to a traditional horizontal turning machine.

    A vertical machining center cuts material differently than a turning machine. These machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers as turning machines. They are being marketed by Hardinge on the basis that a customer will be able to obtain machining centers with the same quality and reliability as the Company's turning machines and will be able to obtain its turning machines and machining centers from a single supplier.

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

    In 1999, Hardinge introduced the Conquest GT27SP Autoload which added automation to the reliable and rugged Conquest GT line of machines. The machine was designed to meet the needs of our job shop customers who have asked for affordable, fexible automation to allow them to run multiple shifts of unattended operation. The Company has taken its knowledge of automation gained through its turnkey orders from large manufacturers and transferred this into a product available to smaller customers.

    Also in 1999, Hardinge began manufacturing and sales of a new series of machining centers. Three new machines in this market have been designed through a joint effort of engineers in the United States and Taiwan, and are being manufactured in Taiwan by a workforce that was trained in quality and workmanship procedures by employees from the Company's main facility in Elmira.

    In 1997, the Company entered the market for electrical discharge machines ("EDM") with its acquisition of Hansvedt Industries, Inc. EDM's are used to produce complex metal parts through a process of erosion with electricity using either a cutting wire or electrode. EDM's are used by many of the same customers who purchase other Hardinge products, adding a new dimension to the Company's product lines without moving beyond its core businesses. Hardinge has redesigned components of these machines to improve manufacturability and reliability of the Hansvedt line.

    Multiple options are available on the broad range of the Company's machines which allow customers to customize their machines for the specific purpose and cost objective they require. The Company produces machines for stock with popular option combinations for immediate delivery, as well as machines made to specific customer orders. In recent years, Hardinge has increasingly emphasized the engineering of complete systems for customers who desire one or more CNC machines to produce a specific part. In configuring complete systems, the Company provides, in addition to its machines, the necessary computer programming and tooling, as well as robotics and other parts handling equipment manufactured by it or others.

    Generally, Hardinge machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites and exotic materials.

    In addition, Hardinge offers the most extensive line available in the industry of workholding and toolholding devices, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding and toolholding devices. It also offers a complete line of six-foot and twelve-foot bar feed systems for its CNC and manual turning machines, which hold the workpiece steady and feed it into the turning machine. Also produced are a variety of other optional equipment and accessories for its machines. The Company has further expanded its workholding products with the addition of its Sure-Grip-TM- line of power jaw chucks.

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

    In North America, the Company provides long-term financing for the purchase of its equipment by qualified customers. The Company regards this program as an important part of its marketing efforts, particularly to independent machine shops. Customer financing is offered for a term of up to seven years, with the Company retaining a security interest in the equipment. In response to competitive pressures, the Company occasionally offers this financing at below market interest rates or with deferred payment terms. The present value of the difference between the actual interest charged on customer notes for periods during which finance charges are waived or reduced and the estimated rate at which the notes could be sold to financial institutions is accounted for as a reduction of the Company's net sales.

    The Company's non-machine products are sold mainly in the United States through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, the Company is able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. The Company can package and ship items with heavy demand within several hours.

    The Company promotes recognition of its products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, the Company markets its non-machine products through publication of general catalogues and other targeted catalogues, which it distributes to existing and prospective customers.

    A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, recreational equipment, farm equipment, construction equipment, energy, and transportation. Sales to the automobile industry accounted for 4%, 13% and 17% of the Company's net sales in 1999, 1998 and 1997, respectively.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company manufactures and assembles its lathes, one line of machining centers, Hansvedt electrical discharge machines and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant. Hardinge began producing a line of its machining centers at its majority-owned subsidiary in Taiwan in late 1999. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in recent years.

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

    The cost of research and development, all of which has been charged to operations, amounted to $7,060,000, $8,630,000, and $8,415,000, in 1999, 1998
and 1997, respectively.

PATENTS

    Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.

SEASONAL TRENDS AND WORKING CAPITAL REQUIREMENTS

    The Company is not subject to significant seasonal trends. Its business, and that of the machine tool industry in general, is cyclical. However, the Company's quarterly results are subject to fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its U.S. and European customers' plants and the Company's policy of closing its facilities during the first two weeks of July. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

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

BACKLOG

    The Company normally ships its machine products within two to three months after order. The Company's order backlog at December 31, 1999 and 1998 was $38,950,000 and $32,260,000, respectively. The increase in backlog in 1999 reflects a large order received during the second quarter of 1999 which will not ship until 2000.

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

EMPLOYEES

    As of December 31, 1999 the Company employed 1,266 persons, 956 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

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

ITEM 2.--PROPERTIES

    Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

                                                                                      ACREAGE (LAND)
                                                                                      SQUARE FOOTAGE
LOCATION                                          TYPE OF FACILITY                      (BUILDING)
--------                         ---------------------------------------------------  ---------------
OWNED PROPERTIES

Horseheads, New York             Manufacturing, Engineering, Turnkey Systems,         80 acres
                                 Marketing, Sales, Demonstration, Service and         515,000 sq. ft.
                                 Administration

Elmira, New York                 Machine Assembly and Warehouse                       12 acres
                                                                                      176,000 sq. ft.

St. Gallen, Switzerland          Manufacturing, Engineering, Turnkey Systems,         8 acres
                                 Marketing, Sales, Demonstration, Service and         155,000 sq. ft.
                                 Administration

Exeter, England                  Sales, Marketing, Demonstration, Service, Turnkey    2 acres
                                 Systems and Administration                           27,500 sq. ft.

                                                                                                 LEASE
                                                                                               EXPIRATION
LOCATION                                     TYPE OF FACILITY                SQUARE FOOTAGE       DATE
--------                         -----------------------------------------   ---------------   ----------
LEASED PROPERTIES

Krefeld, Germany                 Sales, Service and Demonstration              4,000 sq. ft.     3/31/07

Los Angeles, California          Sales, Service and Demonstration             14,500 sq. ft.    10/31/02

Toronto, Canada                  Sales, Service                                5,800 sq. ft.      6/5/01

Charlotte, North Carolina        Sales, Service and Demonstration              6,400 sq. ft.     3/31/06

Cleveland, Ohio                  Sales, Service and Demonstration             10,000 sq. ft.     6/30/03

Shanghai, PRC                    Product Assembly, Sales, Service,            14,500 sq. ft.     7/31/02
                                 Demonstration and Administration

Nan Tou City, Taiwan             Manufacturing, Engineering, Marketing,      110,000 sq. ft.     12/2019
                                 Sales, Service, Demonstration and
                                 Administration

ITEM 3.--LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is material to its financial condition or results of operations.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

PART II

ITEM 5.--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market-Registered Trademark- under the symbol "HDNG." The table also includes dividends per share, by quarter.

                                                     1999 VALUES                       1998 VALUES
                                           -------------------------------   -------------------------------
                                             HIGH       LOW      DIVIDENDS     HIGH       LOW      DIVIDENDS
                                           --------   --------   ---------   --------   --------   ---------
QUARTER ENDED
  March 31...............................   $18.17     $14.13      $.14       $24.83     $21.17      $.14
  June 30................................    18.38      13.75       .14        30.25      23.00       .14
  September 30...........................    17.38      14.81       .14        28.00      20.06       .14
  December 31............................    16.38      12.25       .14        23.00      18.13       .14

    At February 1, 2000, there were 3,418 holders of record of common stock.

ITEM 6.--SELECTED FINANCIAL DATA

    The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

                                                    1999       1998       1997       1996       1995
                                                  --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA
Net sales.......................................  $178,533   $259,625   $246,579   $220,295   $180,586
Cost of sales...................................   121,375    167,528    164,161    145,264    119,975
                                                  --------   --------   --------   --------   --------
Gross profit....................................    57,158     92,097     82,418     75,031     60,611

Selling, general and administrative expenses....    47,541     57,507     49,959     45,058     36,076
Unusual expense (1).............................                  950      1,960
                                                  --------   --------   --------   --------   --------
Operating income................................     9,617     33,640     30,499     29,973     24,535
Interest expense................................     1,743      2,324      2,378      2,770      1,369
Interest (income)...............................      (565)      (597)      (705)      (889)      (927)
(Gain) on sale of assets........................                                                  (326)
                                                  --------   --------   --------   --------   --------
Income before income taxes and minority interest
  in loss of consolidated subsidiary............     8,439     31,913     28,826     28,092     24,419
Income taxes....................................     3,054     11,630     10,886     10,804      9,574
Minority interest in loss of consolidated
  subsidiary....................................       656
                                                  --------   --------   --------   --------   --------
Net income......................................  $  6,041   $ 20,283   $ 17,940   $ 17,288   $ 14,845
                                                  ========   ========   ========   ========   ========

Per share data: (2)
Basic earnings per share: (2)
  Weighted average number of common shares
    outstanding.................................     9,287      9,432      9,357      9,249      7,394
  Earnings per share............................  $    .65   $   2.15   $   1.92   $   1.87   $   2.01
                                                  ========   ========   ========   ========   ========
Diluted earnings per share: (2)
  Weighted average number of common shares
    outstanding.................................     9,287      9,434      9,427      9,336      7,431
  Earnings per share............................  $    .65   $   2.15   $   1.90   $   1.85   $   2.00
                                                  ========   ========   ========   ========   ========
Cash dividends declared per share...............  $    .56   $    .56   $    .53   $    .46   $    .41
                                                  ========   ========   ========   ========   ========
BALANCE SHEET DATA
Working capital.................................  $115,428   $130,550   $118,385   $116,256   $ 99,780
Long-term portion of notes receivable...........    15,014     13,063     11,951     11,791     10,936
Total assets....................................   241,457    256,681    245,284    229,162    211,582
Long-term debt..................................    23,380     35,415     31,012     37,156     27,100
Shareholders' equity............................   171,714    179,795    163,184    147,545    136,103

------------------------

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

(2) All share and per share data have been restated, where appropriate, to reflect: (a) compliance with Statement of Financial Accounting Standard
    No. 128, EARNINGS PER SHARE, and (b) the Company's three-for-two stock split in May, 1998.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1999 COMPARED TO 1998

    NET SALES. Net sales for the year 1999 were $178,533,000 compared to $259,625,000 in 1998, a decrease of $81,092,000, or 31.2%. Sales declined by
35.6% in the United States, from $179,951,000 in 1998 to $115,932,000 in 1999.
Likewise, sales to European customers dropped by 17.8%, from $55,391,000 to $45,559,000. Sales to all other areas of the world were also down from 1998's level by 29.8%, from $24,283,000 in 1998 to $17,042,000 in 1999. 1999's lower volume is directly attributable to the overall depression of the machine tool industry, which has experienced a similar drop in demand. Further, increased competition for fewer sales has resulted in significant price discounting for Hardinge and its competitors. Sales to customers in the automotive industry declined by $27,800,000 in 1999 compared to 1998, accounting for 3.6% of total 1999 sales, compared to 13.2% in 1998.

    Sales of machines represented 61.9% of 1999's total sales, with the balance of 38.1% represented by non-machine products and services. This compares to 1998's breakdown of 69.5% for machines and 30.5% for non-machine products and services. The relatively lower proportion of machine sales to total sales during 1999 is also a direct reflection of the above-described conditions.

    The Company's backlog of orders at December 31, 1999 of $38,950,000 increased by 20.7% from its level at December 31, 1998. The increase reflects a large order received during the second quarter of 1999 which will not ship until 2000.

    GROSS PROFIT. Gross profit for 1999 was $57,158,000 compared to $92,097,000 during 1998. The reduction is the result of both the volume decline discussed earlier and a decrease in gross margin percentage from 35.5% in 1998 to 32.0% in 1999. The lower margin percentage reflects the necessity to offer special discounts to customers during 1999 in order to remain competitive, and the impact of fixed expenses on a lower sales volume.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $47,541,000 during 1999, representing a decrease of $9,966,000, or 17.3%, from 1998's total of $57,507,000. During
January 1999 the Company reduced its U.S. workforce by approximately 200 jobs, or 15%, in response to declining market conditions. Throughout the balance of 1999, the Company made other significant reductions in SG&A costs in an effort to offset the reduction in sales volume.

    INCOME FROM OPERATIONS. Income from operations as a percentage of net sales was 5.4% during 1999 compared to 13.0% for 1998. This decline was substantially attributable to the decline in sales, partially offset by the cost reduction efforts described above.

    INTEREST EXPENSE. Interest expense totaled $1,743,000 in 1999 compared to $2,324,000 in the previous year. While interest rates increased slightly throughout 1999, the significant decline in sales demand resulted in a reduction of working capital of $15,122,000 from beginning to end of the year. A portion of the cash generated by this working capital reduction was used to repay debt. Therefore, average outstanding borrowings during 1999 were considerably lower than during 1998.

    INTEREST INCOME. Interest income, primarily derived from internally financed customer sales during both years, remained relatively flat, at $565,000 for 1999 compared to $597,000 for 1998.

    INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was slightly lower, at 36.2%, during 1999 compared to 1998's 36.4%. This is attributable to a lower effective tax rate in the United States coupled with a higher portion of profit attributable to our European operations, where tax rates are lower.

    REDUCTION OF MINORITY INTEREST. During 1999 the Company entered into a joint venture to produce a portion of its product line at a new manufacturing facility in Taiwan. The reduction of minority interest for 1999 represents the removal of the minority owners' 49% share of that Company's start-up losses for the year.

    NET INCOME. Net income was $6,041,000, or $.65 per diluted share, for 1999, compared to $20,283,000, or $2.15 per diluted share, during 1998. The reduced earnings during 1999 are directly attributable to the issues described above.

    EARNINGS PER SHARE. All earnings per share and weighted average share amounts are presented, and where appropriate, restated as diluted, to conform with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE. Additionally, to provide comparability between periods, prior periods' data have also been restated to give effect to the Company's 3 for 2 stock split which took place in May 1998.

1998 COMPARED TO 1997

    NET SALES. Net sales for the year 1998 were $259,625,000, compared to 1997 net sales of $246,579,000, an increase of $13,046,000 or 5.3%. The Company's overseas sales increased significantly during the year. European sales totaled $55,391,000 in 1998 compared to $43,071,000 in 1997, an increase of 28.6%. While sales of all products were somewhat stronger in Europe during 1998, higher sales of Kellenberger grinding machines accounted for a significant portion of this increase. Likewise, sales to the Far East and all other areas of the world totaled $24,283,000 in 1998 compared to $21,333,000 in 1997, a gain of 13.8%.
The gain is primarily attributable to increased sales in the Peoples' Republic of China. Sales to domestic U.S. customers decreased slightly, from $182,176,000 in 1997 to $179,951,000 in 1998, primarily as a result of declining shipments to automotive customers. Automotive sales represented 13.2% of total 1998 sales, compared to 17.0% during 1997.

    Shipments of machines increased by $12,548,000 during 1998, accounting for 69.5% of net sales for that year compared to 68.1% in 1997. Shipments of non-machine products and services were slightly higher in 1998 than 1997, at $79,253,000 versus $78,755,000. During 1998 sales of non-machine products and services represented 30.5% of total sales compared to 31.9% for the previous year. The increase in machine sales was a result of new products introduced during 1997 and 1998 coupled with stronger sales of Kellenberger grinding machines.

    At December 31, 1998 the Company's backlog of orders had decreased by approximately 43% from a year earlier. The drop is primarily the result of a significant reduction in incoming orders during the fourth quarter of 1998, when compared to previous quarters of 1998 and to the fourth quarter of 1997. The Company responded by reducing its U.S. workforce by approximately 200 jobs or 15%, in January 1999, and by initiating other cost reduction measures. Incremental costs to implement these measures were recorded during the fourth quarter of 1998 as more fully explained in this analysis under the caption "unusual expense".

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses ("SG&A") as a percentage of net sales during 1998 were 22.2% of sales compared to 20.3% during 1997. During 1998, the Company implemented a strategy to provide better service to our growing marketplace. This resulted in the hiring of additional personnel for both sales and service functions, and the opening of two new regional technical facilities in Ohio and Texas. Also during 1998 the Company participated in the International Manufacturing Technology Show in Chicago. This event is the premier showcase for

Hardinge products. Hardinge's presence at the 1998 show was broadly expanded to accommodate its growing product lines. Since the show is held only biannually, 1997's SG&A expenses did not include similar costs.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's current ratio at December 31, 1999 was 4.52:1 compared to 5.25:1 at December 31, 1998.

    Cash generated from operating activities in 1999 totaled $34,050,000 compared to $21,495,000 in 1998, an increase of $12,555,000, despite the previously discussed reduction in earnings of $14,242,000. The remaining increase of $26,797,000 in cash provided from other operating activities from 1998 to 1999 was caused by several factors. Reductions in accounts receivable and inventories during 1999 exceeded 1998's reductions by $5,580,000 and $3,243,000, respectively, providing for $8,823,000 in additional cash from operations. Likewise, accounts payable and accrued expenses increased during 1999 by $8,757,000 while declining by $9,069,000 during 1998, providing additional cash from operations of $17,826,000.

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

    In order to reduce debt and finance current operations, the Company periodically sells a substantial portion of its underlying customer notes receivable to various financial institutions. In 1999, the Company sold $16,852,000 of customer notes compared to $39,939,000 sold during 1998, reflecting the reduction in sales volume previously discussed. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. Long-term customer notes receivable held by the Company totaled $15,014,000 and $13,063,000 at December 31, 1999 and December 31, 1998,
respectively.

    Total capital expenditures in 1999 were $5,445,000. Expenditures were made for new manufacturing equipment to initiate production at the Company's Taiwan manufacturing facility. Additionally, the Company purchased new manufacturing equipment to improve productivity at both the Company's Elmira, New York and St. Gallen, Switzerland production facilities.

    During 1999 the Company used $8,002,000 of its cash to repurchase a portion of its own stock under a repurchase program announced on April 9, 1999.

    During most of 1999, the Company had revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $70,000,000 on a revolving basis, $20,000,000 through November 1, 1999, and $50,000,000 through August 1, 2002. The Company decided not to renew the $20,000,000 revolver which expired on November 1. Notes issued under these revolving credit agreements are classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding either through the existing credit facilities or new borrowing arrangements. As of December 31, 1999, total borrowings under the remaining $50,000,000 credit line were $15,392,000.

    The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks which permit borrowing in Swiss francs equivalent to approximately $5,650,000. At December 31, 1999, total borrowings under these agreements were $663,000.

    These facilities, along with an $8,000,000 unsecured short-term line with another bank, provided for immediate access of up to $63,650,000 at December 31, 1999. Outstanding borrowings under these arrangements totaled $16,055,000 at that time.

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

    The Company currently intends to use its strong balance sheet position to seek growth opportunities in new products, international markets, and strategic acquisitions. Management believes that the currently available funds and credit facilities, and internally generated funds, will provide sufficient financial resources for its ongoing operations.

MARKET RISK

    The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

    The Company's earnings are effected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid for the previous year, interest expense would have increased by $150,000 in 1999 and $420,000 in 1998, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

    A portion of the Company's operations consist of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Switzerland, and Taiwan using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent purchases grinding machines manufactured in Switzerland by its Swiss subsidiary. Likewise, it purchases vertical machining centers manufactured in Taiwan by its Taiwanese subsidiary. The Company's subsidiaries in the U.K., Germany, Switzerland and Canada sell products in native currency to customers in those countries. The Company's Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, German mark, New Taiwan Dollar, and Japanese yen. For example, when the U.K. pound or Swiss franc strengthens against other European currencies, the value of sales denominated in these other currencies decreases when translated to pounds or Swiss francs. When the U.S. dollar strengthens against the Japanese yen, the price of competitive Japanese imports to the United States decreases. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based purchases and sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge portions of its 3 to 6 months' planned purchase and sales transactions.

YEAR 2000 DISCLOSURE

    The Year 2000 issue arises from the use of two-digit date fields in certain computer programs which may have caused problems as the year changed from 1999 to 2000. The Company successfully completed all elements of its Y2K readiness plan prior to December 31, 1999, and all costs related to remediation were paid from operating cash flow and were not significant. The Company has experienced no problems of any kind resulting from the Y2K issue. No additional actions are anticipated related to this issue.

EURO CONVERSION

    The Company sells products in several European countries which began conversion in 1999 to the new common currency (the Euro) to be used by members of the European Union. The Company did not anticipate any significant risk to its operations as a result of the conversion, nor has it experienced any such difficulties. No additional actions are anticipated related to this issue.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         HARDINGE INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................     17
Consolidated Balance Sheets.................................     18
Consolidated Statements of Income...........................     19
Consolidated Statements of Shareholders' Equity.............     20
Consolidated Statements of Cash Flows.......................     21
Notes to Consolidated Financial Statements..................     22

    All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Hardinge Inc.

    We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young

                                          ERNST & YOUNG LLP

Syracuse, New York
January 21, 2000

                         HARDINGE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash......................................................  $  1,156   $  2,192
  Accounts receivable.......................................    46,218     54,631
  Notes receivable..........................................     7,594      7,194
  Inventories...............................................    85,640     91,965
  Deferred income taxes.....................................     4,207      2,299
  Prepaid expenses..........................................     3,367      2,960
                                                              --------   --------
Total current assets........................................   148,182    161,241

Property, plant and equipment:
  Land and buildings........................................    39,720     41,016
  Machinery, equipment and fixtures.........................    96,341     94,809
  Office furniture, equipment and vehicles..................     8,360      8,112
                                                              --------   --------
                                                               144,421    143,937
  Less accumulated depreciation.............................    72,156     67,183
                                                              --------   --------
                                                                72,265     76,754
Other assets:
  Notes receivable..........................................    15,014     13,063
  Goodwill..................................................     3,794      3,938
  Other.....................................................     2,202      1,685
                                                              --------   --------
                                                                21,010     18,686
                                                              --------   --------
Total assets................................................  $241,457   $256,681
                                                              ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 14,460   $ 11,368
  Notes payable to bank.....................................       663      5,018
  Accrued expenses..........................................     9,292      8,540
  Accrued income taxes......................................     2,667
  Deferred income taxes.....................................     2,122      2,111
  Current portion of long-term debt.........................     3,550      3,654
                                                              --------   --------
Total current liabilities...................................    32,754     30,691

Other liabilities:
  Long-term debt............................................    23,380     35,415
  Accrued pension plan expense..............................     4,971      3,527
  Deferred income taxes.....................................     2,055      1,863
  Accrued postretirement benefits...........................     5,620      5,390
                                                              --------   --------
                                                                36,026     46,195

Equity of minority interest.................................       963

Shareholders' equity:
  Preferred stock, Series A, par value $.01 per share;
    Authorized 2,000,000; issued--none
  Common stock, $.01 par value:
    Authorized shares--20,000,000;
    Issued shares--9,919,992 at December 31, 1999;
      9,843,992 at December 31, 1998........................        99         98
  Additional paid-in capital................................    61,760     60,351
  Retained earnings.........................................   128,325    127,526
  Treasury shares...........................................   (10,199)      (853)
  Accumulated other comprehensive loss--
    Foreign currency translation adjustment.................    (4,143)    (2,485)
  Deferred employee benefits................................    (4,128)    (4,842)
                                                              --------   --------
Total shareholders' equity..................................   171,714    179,795
                                                              --------   --------
Total liabilities and shareholders' equity..................  $241,457   $256,681
                                                              ========   ========

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net sales...................................................  $178,533   $259,625   $246,579
Cost of sales...............................................   121,375    167,528    164,161
                                                              --------   --------   --------
Gross profit................................................    57,158     92,097     82,418
Selling, general and administrative expenses................    47,541     57,507     49,959
Unusual expense.............................................                  950      1,960
                                                              --------   --------   --------
Income from operations......................................     9,617     33,640     30,499
Interest expense............................................     1,743      2,324      2,378
Interest (income)...........................................      (565)      (597)      (705)
                                                              --------   --------   --------
Income before income taxes and minority interest in loss of
  consolidated subsidiary...................................     8,439     31,913     28,826
Income taxes................................................     3,054     11,630     10,886
Minority interest in loss of consolidated subsidiary........       656
                                                              --------   --------   --------
Net income..................................................  $  6,041   $ 20,283   $ 17,940
                                                              ========   ========   ========
Per share data:
Basic earnings per share:
Weighted average number of common shares outstanding........     9,287      9,432      9,357
                                                              --------   --------   --------
Earnings per share..........................................  $    .65   $   2.15   $   1.92
                                                              ========   ========   ========
Diluted earnings per share:
Weighted average number of common shares outstanding........     9,287      9,434      9,427
                                                              --------   --------   --------
Earnings per share..........................................  $    .65   $   2.15   $   1.90
                                                              ========   ========   ========
Cash dividends declared per share...........................  $    .56   $    .56   $    .53
                                                              ========   ========   ========

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                   ACCUMULATED
                                               ADDITIONAL                             OTHER       DEFERRED       TOTAL
                                     COMMON     PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   EMPLOYEE   SHAREHOLDERS'
                                     STOCK      CAPITAL     EARNINGS    STOCK     INCOME (LOSS)   BENEFITS      EQUITY
                                    --------   ----------   --------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31, 1996......    $65        $57,027    $ 99,622   ($   343)     ($3,731)     ($5,095)      $147,545
Comprehensive Income
Net income........................                            17,940                                              17,940
  Other comprehensive income
    Foreign currency translation
      adjustment..................                                                       968                         968
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income..............                                                                                18,908
--------------------------------------------------------------------------------------------------------------------------
Dividends declared................                            (4,937)                                             (4,937)
Issuance of 52,500 shares for the
  long-term incentive plan........                   945                                             (945)
Shares issued pursuant to
  long-term incentive plan........                  (119)                   193                                       74
Amortization (long-term incentive
  plan)...........................                                                                  1,784          1,784
Tax benefit from long-term
  incentive plan..................                   210                                                             210
Net purchase of treasury stock....                     2                   (402)                                    (400)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997......     65         58,065     112,625       (552)      (2,763)      (4,256)       163,184
Comprehensive Income
Net income........................                            20,283                                              20,283
  Other comprehensive income
    Foreign currency translation
      adjustment..................                                                       278                         278
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income..............                                                                                20,561
--------------------------------------------------------------------------------------------------------------------------
Dividends declared................                            (5,349)                                             (5,349)
3-for-2 stock split in the form of
  a dividend......................     33                        (33)
Issuance of 76,500 shares for
  long-term incentive plan........                 1,900                                           (1,900)
Shares issued pursuant to
  long-term incentive plan........                    50                    561                      (586)            25
Amortization (long-term incentive
  plan)...........................                                                                  1,900          1,900
Tax benefit from long-term
  incentive plan..................                   339                                                             339
Net purchase of treasury stock....                    (3)                  (862)                                    (865)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998......     98         60,351     127,526       (853)      (2,485)      (4,842)       179,795
Comprehensive Income
Net income........................                             6,041                                               6,041
  Other comprehensive loss
    Foreign currency translation
      adjustment..................                                                    (1,658)                     (1,658)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income..............                                                                                 4,383
--------------------------------------------------------------------------------------------------------------------------
Dividends declared................                            (5,242)                                             (5,242)
Issuance of 76,000 shares for
  long-term incentive plan........      1          1,367                                           (1,368)
Shares issued and forfeited
  pursuant to long-term incentive
  plan............................                  (260)                   250                       230            220
Amortization (long-term incentive
  plan)...........................                                                                  1,852          1,852
Tax benefit from long-term
  incentive plan..................                   390                                                             390
Net purchase of treasury stock....                   (88)                (9,596)                                  (9,684)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999......    $99        $61,760    $128,325   ($10,199)     ($4,143)     ($4,128)      $171,714
==========================================================================================================================

                         HARDINGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $ 6,041    $20,283    $17,940
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................   10,458      9,024      8,766
  Provision for deferred income taxes.......................   (1,195)     2,162       (202)
  Foreign currency transaction loss (gain)..................      517        (71)       (42)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    7,371      1,791    (14,585)
    Notes receivable........................................   (2,081)    (2,695)    (1,119)
    Inventories.............................................    4,103        860     10,159
    Other assets............................................     (151)      (974)       167
    Accounts payable........................................    3,605     (7,047)     6,241
    Accrued expenses........................................    5,152     (2,022)      (544)
    Accrued postretirement benefits.........................      230        184        207
                                                              -------    -------    -------
Net cash provided by operating activities...................   34,050     21,495     26,988

INVESTING ACTIVITIES
Capital expenditures--net...................................   (5,445)   (17,620)    (8,269)
Acquisitions, net of cash acquired..........................                         (4,588)
                                                              -------    -------    -------
Net cash (used in) investing activities.....................   (5,445)   (17,620)   (12,857)

FINANCING ACTIVITIES
(Decrease) in short-term notes payable to bank..............   (4,229)    (2,513)    (6,665)
(Decrease) increase in long-term debt.......................  (11,866)     5,107     (3,390)
Purchase of treasury stock..................................   (9,143)      (500)      (117)
Dividends paid..............................................   (5,242)    (5,349)    (4,937)
Funds provided by minority interest.........................      963
                                                              -------    -------    -------
Net cash (used in) financing activities.....................  (29,517)    (3,255)   (15,109)
Effect of exchange rate changes on cash.....................     (124)         7        (93)
                                                              -------    -------    -------
Net (decrease) increase in cash.............................   (1,036)       627     (1,071)
Cash at beginning of year...................................    2,192      1,565      2,636
                                                              -------    -------    -------
Cash at end of year.........................................  $ 1,156    $ 2,192    $ 1,565
                                                              =======    =======    =======

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers, electrical discharge machines and tooling and accessories related to metal cutting machines. Sales are principally in the United States and Western Europe. Sales are also made to customers in Canada, China, Mexico, Japan, Australia, and other foreign countries. A substantial portion of the Company's sales are to small and medium--sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, recreational equipment, farm equipment, construction equipment, energy and transportation.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

    Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $8,003,000, $6,869,000, and $6,825,000 for 1999, 1998 and 1997, respectively.

GOODWILL

    Intangibles resulting from business acquisitions, comprised of costs in excess of net business assets acquired and brands and trademarks, are being amortized on a straight-line basis over 30 years. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Amortization expense was $144,000 for 1999 and 1998. Accumulated amortization was $348,000 and $204,000 at December 31, 1999 and 1998, respectively.

INCOME TAXES

    The Company accounts for income taxes using the liability method according to Financial Accounting Standards Board Statement No. 109. Under this method, deferred tax assets and liabilities are determined

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

    The Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company has not yet determined what the effect of Statement 133 will be on earnings and financial position of the Company.

RESEARCH AND DEVELOPMENT COSTS

    The cost of research and development, all of which has been charged to operations, amounted to $7,060,000, $8,630,000, and $8,415,000 in 1999, 1998 and
1997, respectively.

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

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
STOCK-BASED COMPENSATION

    The Company grants restricted shares of common stock and stock options to certain officers and other key employees. The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

REVENUE RECOGNITION

    The Company recognizes revenue from product sales upon shipment of the product.

CONTINGENCIES

    The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on the financial position or results of operations of the Company.

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Finished products...........................................  $37,361    $36,185
Work-in-process.............................................   25,572     29,499
Raw materials and purchased components......................   22,707     26,281
                                                              -------    -------
                                                              $85,640    $91,965
                                                              =======    =======

2. FINANCING ARRANGEMENTS

   Long-term debt consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Note payable, under revolving loan agreement, with interest
  averaging 5.13% at December 31, 1999......................  $15,392    $12,669
Note payable, under revolving loan agreement, with interest
  averaging 6.00% at December 31, 1998......................              11,000
Note payable, under term loan agreement, due in quarterly
  installments of $887,500 through February 28, 2003, with
  an effective
  interest rate of 4.49% at December 31, 1999...............   11,538     15,088
Other debt..................................................                 312
                                                              -------    -------
                                                               26,930     39,069
Less current portion........................................    3,550      3,654
                                                              -------    -------
                                                              $23,380    $35,415
                                                              =======    =======

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. FINANCING ARRANGEMENTS (CONTINUED)
    In August 1997, the Company entered into an unsecured credit arrangement with three banks which provides for borrowing in several currencies up to the equivalent of $50,000,000 on a revolving loan basis through August 1, 2002. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a fixed percentage. A commitment fee of up to 1/4 of 1% is payable on the unused portion of the facility. At December 31, 1999, total borrowings under the facility were $15,392,000. Approximately $1,615,000 of the borrowing was denominated in British pounds sterling and $6,277,000 in Swiss francs. At December 31, 1998, total borrowings under the facility were $12,669,000. Approximately $1,660,000 of the borrowing was denominated in British pounds sterling and $8,009,000 in Swiss francs.

    In November 1996, the Company entered into an unsecured credit arrangement with a bank which provided for borrowing in several currencies up to the equivalent of $20,000,000 on a revolving loan basis through November 1, 1999. The credit arrangement provided for repayment of the then outstanding principal beginning January 1, 2000 in 16 consecutive equal quarterly installments. Interest charged on the debt was based on LIBOR plus a fixed percentage. A commitment fee of up to 1/4 of 1% was paid on the unused portion of the facility. On November 1, 1999 the Company elected not to renew this arrangement. At December 31, 1999 there were no remaining loans outstanding under this arrangement. At December 31, 1998, total borrowings under this arrangement were $11,000,000.

    In May 1998, the Company entered into an interest swap arrangement with a financial institution which effectively fixed the interest rate on $15,000,000 of the Company's revolving debt at 6.01% through June 2003. On July 15, 1999, the amount of the swap was reduced to $10,000,000.

    All debt under the revolving credit arrangements has been classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding through the existing credit facilities.

    In February 1996, the Company entered into an unsecured term loan arrangement with a syndication of banks for the purpose of financing its November 1995 acquisition of L. Kellenberger & Co. AG. The loan provides for repayment of the outstanding principal in twenty equal installments beginning May 1998. Interest is charged on the debt based on LIBOR plus a fixed percentage. The Company has entered into a cross-currency interest rate swap agreement which effectively converts the $17,750,000 term loan to a borrowing of 21,000,000 Swiss francs with an effective interest rate of 4.49%. The swap agreement has been designated as a hedge against the Company's net investment in Kellenberger. At December 31, 1999 and 1998, the balance owed on this loan was $11,538,000 and $15,088,000, respectively.

    The Company also has a $8,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. As of December 31, 1999, there was no outstanding loans on this line. At December 31, 1998, total borrowings under this line were $4,000,000 with interest averaging 6.05%. The agreement is negotiated annually and requires no commitment fee.

    The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs equivalent to approximately $5,650,000. These lines provide for interest at a fixed percentage over LIBOR and carry no commitment fees on unused funds. At December 31, 1999, total borrowings under these lines were $663,000 with an average interest rate of 6.43%. At December 31, 1998, total borrowings under these lines were $1,018,000 with an average interest rate of 6.50%.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

2. FINANCING ARRANGEMENTS (CONTINUED)
    The debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to earnings and earnings to interest cost. Interest paid in 1999, 1998, and 1997 totaled $1,765,000, $2,086,000, and $2,498,000, respectively.

    The Company conducts some of its manufacturing, sales and service operations from leased office space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $1,755,000, $1,871,000, and $1,601,000 during the years ended December 31, 1999, 1998, and 1997, respectively. Future minimum payments under noncancelable operating leases as of December 31, 1999 total $20,466,000, with payments over the next five years of $2,133,000, $2,009,000, $1,869,000, $1,073000, and $919,000, respectively.

    The Company has provided financing terms of up to seven years for qualified customers who purchase equipment. The Company may choose, when appropriate, to sell underlying notes receivable contracts to financial institutions to reduce debt and finance current operations. During 1999, 1998, and 1997, the Company sold notes totaling $16,852,000, $39,939,000, and $34,165,000, respectively. The remaining outstanding balance of all notes sold as of December 31, 1999 and 1998 was $63,659,000 and $74,786,000, respectively. Gains and losses from the sales of notes receivable have not been material. Recourse against the Company from default of any of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

3. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1999 and 1998, the Company had state investment tax credits expiring at various dates through the year 2009, and foreign tax credit carryforwards expiring in 2001 for which no benefit has been recognized in the financial statements.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                             -------------------
                                                               1999       1998
                                                             --------   --------
                                                               (IN THOUSANDS)
Deferred tax assets:
  Federal and state tax credit carryforwards...............   $4,898    $ 4,550
  Foreign net operating loss carryforwards.................                  36
  Postretirement benefits..................................    2,143      2,060
  Deferred employee benefits...............................    2,137      2,235
  Accrued pension..........................................    1,978      1,410
  Inventory valuation......................................    1,434
  Other....................................................    1,682      1,337
                                                              ------    -------
                                                              14,272     11,628
  Less valuation allowance.................................    4,898      4,550
                                                              ------    -------
      Total deferred tax assets............................    9,374      7,078
                                                              ------    -------
Deferred tax liabilities:
  Tax over book depreciation...............................    6,683      6,083
  Margin on installment sales..............................      220        213
  Other....................................................    2,441      2,457
                                                              ------    -------
  Total deferred tax liabilities...........................    9,344      8,753
                                                              ------    -------
  Net deferred tax assets (liabilities)....................   $   30    $(1,675)
                                                              ======    =======

    Pre-tax income was $6,968,000, $27,611,000, and $24,813,000 from domestic operations and $1,471,000, $4,302,000, and $4,013,000 from foreign operations for 1999, 1998, and 1997, respectively.

    Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

                                                        YEAR ENDED DECEMBER 31
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................   $3,072    $ 7,270    $ 8,650
  Foreign.........................................      447        693        846
  State...........................................      637      1,446      1,628
                                                     ------    -------    -------
      Total current...............................    4,156      9,409     11,124
                                                     ------    -------    -------
Deferred:
  Federal.........................................   (1,236)     1,420       (705)
  Foreign.........................................      255        617        562
  State...........................................     (121)       184        (95)
                                                     ------    -------    -------
      Total deferred..............................   (1,102)     2,221       (238)
                                                     ------    -------    -------
                                                     $3,054    $11,630    $10,886
                                                     ======    =======    =======

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

3. INCOME TAXES (CONTINUED)
    Income tax payments totaled $651,000, $11,239,000, and $9,754,000 in 1999,
1998 and 1997, respectively.

    The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the consolidated statements of income.

                                                              1999       1998       1997
                                                            --------   --------   --------
Federal income taxes......................................    35.0%      35.0%      35.0%
State income taxes........................................     3.9        3.3        3.5
Other.....................................................    (2.7)      (1.9)       (.7)
                                                              ----       ----       ----
                                                              36.2%      36.4%      37.8%
                                                              ====       ====       ====

    Undistributed earnings of the foreign subsidiaries, which amounted to approximately $14,867,000 at December 31, 1999, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

4. SHAREHOLDERS' EQUITY

TREASURY SHARES

    The number of shares of common stock in treasury was 686,059, 40,909, and 24,216 at December 31, 1999, 1998 and 1997, respectively. In 1999, the Company purchased 652,080 shares and distributed 33,030 shares and had 26,100 shares forfeited pursuant to the long-term incentive plan. In 1998, the Company purchased a net 40,143 treasury shares and distributed 23,450 shares from treasury pursuant to the long-term incentive plan. In 1997, the Company purchased a net 14,564 treasury shares and issued 8,895 shares under the long-term incentive plan from treasury. The changes in treasury shares for 1997 have been restated to reflect the 3-for-2 stock split in May 1998.

COMPANY STOCK REPURCHASE PROGRAM

    On April 9, 1999, Hardinge announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to 1.0 million shares of the Company's stock, or approximately 10% of the total shares outstanding. The Company has purchased 545,369 shares under the program as of December 31, 1999.

STOCK SPLIT

    On April 28, 1998, the Board of Directors approved a three-for-two stock split of the Company's common shares to be paid in the form of a 50 percent stock dividend. As a result of the split, 3,281,351 additional shares were issued on May 29, 1998 to shareholders of record on May 8, 1998 and retained earnings were reduced by $32,813. Any fractional shares resulting from the split were paid in cash. All

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

4. SHAREHOLDERS' EQUITY (CONTINUED)
references in the accompanying consolidated financial statements to common shares outstanding and earnings per share have been restated, where appropriate, to reflect this stock split.

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

RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement
No. 128:

                                                        YEAR ENDED DECEMBER 31
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Numerator:
  Net income......................................   $6,041    $20,283    $17,940
  Numerator for basic earnings per share..........    6,041     20,283     17,940
  Numerator for diluted earnings per share........    6,041     20,283     17,940

Denominator:
  Denominator for basic earnings per share
    --weighted average shares.....................    9,287      9,432      9,357

  Effect of diluted securities:
    Restricted stock and stock options............                   2         70
                                                     ------    -------    -------
  Denominator for diluted earnings per share
    --adjusted weighted average shares............    9,287      9,434      9,427
                                                     ======    =======    =======
Basic earnings per share..........................   $  .65    $  2.15    $  1.92
                                                     ======    =======    =======
Diluted earnings per share........................   $  .65    $  2.15    $  1.90
                                                     ======    =======    =======

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

5. INDUSTRY SEGMENT AND FOREIGN OPERATIONS

    The Company operates in one business segment--industrial machine tools. Domestic and foreign operations consist of:

                                                              YEAR ENDED DECEMBER 31
                         ------------------------------------------------------------------------------------------------
                                      1999                             1998                             1997
                         ------------------------------   ------------------------------   ------------------------------
                         UNITED STATES      WESTERN       UNITED STATES      WESTERN       UNITED STATES      WESTERN
                             OPER.       EUROPEAN OPER.       OPER.       EUROPEAN OPER.       OPER.       EUROPEAN OPER.
                         -------------   --------------   -------------   --------------   -------------   --------------
                                                                  (IN THOUSANDS)
Sales
  Gross domestic
    sales..............    $115,932          $38,572        $179,951          $45,358        $182,176          $34,779
  Export sales.........      39,512           10,688          54,482           13,630          45,888           14,409
                           --------          -------        --------          -------        --------          -------
                            155,444           49,260         234,433           58,988         228,064           49,188
  Less interarea
    eliminations.......      16,791            9,380          23,120           10,676          20,437           10,236
                           --------          -------        --------          -------        --------          -------
      Total net
        sales..........    $138,653          $39,880        $211,313          $48,312        $207,627          $38,952
                           ========          =======        ========          =======        ========          =======
Operating income.......    $  6,283          $ 3,334        $ 29,264          $ 4,376        $ 26,896          $ 3,603
                           ========          =======        ========          =======        ========          =======
Net income.............    $  3,798          $ 2,243        $ 17,474          $ 2,809        $ 15,725          $ 2,215
                           ========          =======        ========          =======        ========          =======
Identifiable assets....    $195,475          $45,982        $205,020          $51,661        $198,384          $46,900
                           ========          =======        ========          =======        ========          =======

    Export sales from Hardinge's U.S. operations include the following:

                                                                   YEAR ENDED DECEMBER 31
                                                          ----------------------------------------
                                                              1999          1998          1997
                                                          ------------   ----------   ------------
Sales to Western European customers.....................    $ 6,173       $  7,943      $ 6,485
Sales to affiliated companies...........................     16,791         23,120       20,437
Sales to customers in the remainder of the world........     16,548         23,419       18,966
                                                            -------       --------      -------
                                                            $39,512       $ 54,482      $45,888
                                                            =======       ========      =======

    Sales attributable to Western European Operations are based on those sales generated by subsidiaries located in Europe.

    Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales. Operating income excludes interest income and interest expense directly attributable to the related operations.

    No single customer accounted for 5% or more of consolidated sales in 1999. In 1998 and 1997, sales to one customer in the automotive industry represented approximately 5% and 9%, respectively, of consolidated sales.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

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

    A summary of the components of net periodic pension cost and postretirement benefit costs is presented below.

                                                           PENSION BENEFITS                       POSTRETIREMENT BENEFITS
                                                 ------------------------------------       ------------------------------------
                                                        YEAR ENDED DECEMBER 31                     YEAR ENDED DECEMBER 31
                                                 ------------------------------------       ------------------------------------
                                                   1999          1998          1997           1999          1998          1997
                                                   ----          ----          ----           ----          ----          ----
                                                            (IN THOUSANDS)                             (IN THOUSANDS)
Service cost...............................       $2,472        $2,020        $1,481          $134          $148          $114
Interest cost..............................        4,401         4,178         3,665           431           459           435
Expected return on plan assets.............       (5,519)       (5,072)       (4,371)           --            --            --
Amortization of prior service cost.........          264           264           264           (24)          (24)
Amortization of transition obligation......         (174)         (174)         (174)           --            --            --
Amortization of (gain) loss................           --            --           (39)           37            70            25
                                                  ------        ------        ------          ----          ----          ----
Net periodic benefit cost..................       $1,444        $1,216        $  826          $578          $653          $574
                                                  ======        ======        ======          ====          ====          ====

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

6. EMPLOYEE BENEFITS (CONTINUED)
A summary of the Pension and Postretirement Plans' funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

                                                                                   POSTRETIREMENT
                                                            PENSION BENEFITS          BENEFITS
                                                               DECEMBER 31           DECEMBER 31
                                                           -------------------   -------------------
                                                             1999       1998       1999       1998
                                                           --------   --------   --------   --------
                                                             (IN THOUSANDS)        (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period................  $64,206    $56,997    $ 6,366    $ 6,766
Service cost.............................................    2,472      2,020        134        148
Interest cost............................................    4,401      4,178        431        459
Plan participants' contributions.........................       --         --        305        271
Actuarial(gain)loss......................................   (3,782)     3,875       (416)      (537)
Benefits paid............................................   (2,935)    (2,864)      (653)      (741)
                                                           -------    -------    -------    -------
Benefit obligation at end of period......................   64,362     64,206      6,167      6,366
                                                           -------    -------    -------    -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period.........   65,185     64,703         --         --
Actual return on plan assets.............................    8,397      3,346         --         --
Employer contribution....................................       --         --        348        469
Plan participants' contributions.........................       --         --        305        272
Benefits paid............................................   (2,935)    (2,864)      (653)      (741)
                                                           -------    -------    -------    -------
Fair value of plan assets at end period..................   70,647     65,185         --         --
                                                           -------    -------    -------    -------
RECONCILIATION OF FUNDED STATUS:
Funded status............................................    6,285        979     (6,167)    (6,366)
Unrecognized net actuarial (gain) loss...................  (11,997)    (5,336)       811      1,264
Unrecognized transition (asset) or obligation............   (1,568)    (1,742)        --         --
Unrecognized prior service cost..........................    2,309      2,572       (264)      (288)
                                                           -------    -------    -------    -------
Prepaid (accrued) benefit cost...........................  $(4,971)   $(3,527)   $(5,620)   $(5,390)
                                                           =======    =======    =======    =======

    Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

                                                        PENSION               POSTRETIREMENT
                                                       BENEFITS                  BENEFITS
                                                 ---------------------     ---------------------
                                                   1999         1998         1999         1998
                                                   ----         ----         ----         ----
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER
  31
Discount rate...............................       7.50%        7.00%       7.50%        7.00%
Expected return on plan assets..............       9.50%        9.50%        N/A          N/A
Rate of compensation increase...............       4.50%        4.50%        N/A          N/A

    The increase in the discount rate from 7.0% to 7.5% in 1999 decreased the benefit obligation for pension benefits and postretirement benefits by $4,427,000 and $351,000, respectively at December 31, 1999.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

6. EMPLOYEE BENEFITS (CONTINUED)
    Pension plan assets include 333,886 shares and 248,886 shares of the Company's common stock valued at approximately $4,361,000 and $4,589,000 at December 31, 1999 and 1998, respectively. Dividends paid on those shares were $149,000 and $139,000 in 1999 and 1998 respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

    The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) used to calculate the liability for the postretirement benefits was assumed to be 9.0% at December 31, 1998, decreasing gradually to 5.5% by the year 2006 and remaining at that level thereafter. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.5% at December 31, 1999, decreasing gradually to 5.5% by the year 2006 and remaining at that level thereafter.

    In 1998, the postretirement benefit plan changed from a self-funded plan to an insured plan under third party coverage. The effect of this change, which was treated as a negative plan amendment, was to decrease the accumulated postretirement benefit obligation by $310,000 as of December 31, 1997.

    The health care cost trend rate assumption does not have a significant effect on the amounts reported due to the 125% cap on the Company's portion of the medical plan claims. A one percentage point increase in the assumed health care cost trend rates would increase the accumulated postretirement benefit obligation by approximately $143,000 and increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 1999 by $18,000.

GROUP HEALTH PLANS

    The Company has contributory group benefit plans which provide medical benefits to all of its domestic employees.

SAVINGS PLAN

    The Company maintains a 401(k)plan which covers all eligible domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% to 20% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributes to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match is in Hardinge Inc. common stock. The Company contributed $376,000, $363,000, and $324,000 in 1999, 1998 and 1997 respectively, for this match. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

LONG-TERM INCENTIVE PLANS

    In 1996, the Board of Directors established an Incentive Stock Plan to assist in attracting and retaining key employees. The Plan allows the Board to grant restricted stock, performance share awards, stock options and stock appreciation rights up to an aggregate of 450,000 shares of common stock to these employees. Reference to share amounts in the plan have been restated, where appropriate, for the Company's 3-for-2 stock split in May, 1998. Additionally, in 1988 and 1993, similar plans were established by the Company; no further shares will be awarded under these plans.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

6. EMPLOYEE BENEFITS (CONTINUED)
    During 1999, certain officers were awarded a total of 79,000 restricted shares of common stock and 21,000 shares were granted to key managers. During 1998 and 1997, shares of restricted common stock were awarded to certain officers totaling 98,500 and 52,500, respectively. In 1999, restrictions on 236,183 shares from the Incentive Stock Plans were released and 26,100 shares were forfeited. Restrictions on 99,725 shares were released during 1998.

    As of December 31, 1999, a total of 503,092 restricted shares of common stock were outstanding under the plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

    Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $1,573,000, $2,486,000, and $945,000 in 1999, 1998 and 1997, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 1999, 1998 and 1997, totaled $4,128,000, $4,842,000, and $4,256,000, respectively, and is included in deferred employee benefits as a reduction of shareholders' equity.

    Stock options for 5,250, 15,750, and 31,500, shares were issued in 1999, 1998 and 1997, respectively under the 1996 Plan. As of December 31, 1999, a total of 96,875 options remained outstanding under the plan. The options expire ten years from the date of issue and vest over periods varying from immediate vesting to three years. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Application of the fair value method, however, would not have a material impact on the financial statements.

FOREIGN OPERATIONS

    The Company also has employees in certain foreign countries that are covered by defined contribution and benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

7. FINANCIAL INSTRUMENTS

    At December 31, 1999 and 1998, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreements classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are repriced on a short-term basis.

    In May 1998, the Company entered into a five year interest rate swap arrangement with a financial institution (See Note 2). At December 31, 1999 and 1998, the fair market value of this instrument was $211,000 and ($527,000), respectively.

    The carrying amount of the term loan dated February 1996 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into a seven-year cross-

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

7. FINANCIAL INSTRUMENTS (CONTINUED)
currency interest rate swap agreement (see Note 2). The fair value of the instrument was $2,633,000 and $1,276,000 at December 31, 1999 and 1998
respectively, based on current settlement value as determined by a financial institution.

    The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 1999 and 1998 the carrying value of these notes approximated the fair value.

    The fair value of other long-term debt was determined based on rates obtained from financial institutions on funds available for terms approximating the remaining term of that debt. There was no other long-term debt outstanding at December 31, 1999. At December 31, 1998 carrying and fair value of that debt were approximately equal.

    The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Gains or losses from these contracts have not been material. At December 31, 1999 and 1998, the Company had notional principal amounts of approximately $5,746,000 and $5,232,000 in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

CONCENTRATION OF CREDIT RISK

    The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company offers financing terms of up to seven years for its customers in the United States and Canada and files a lien against the equipment purchased under those terms. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 1999 and 1998, 12% and 21%, respectively, of the accounts receivable were from the three major U.S. automobile manufacturers, with receivables from one representing 5% at December 31, 1999 and 11% at December 31, 1998 of the consolidated accounts receivable. In addition, at December 31, 1999 and 1998, receivables from the Company's distributor in France totaled 10% and 6%, respectively, of the consolidated accounts receivable. The Company holds a security interest in any of its equipment held by the distributor for inventory or demonstration purposes.

8. UNUSUAL EXPENSE

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

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 1999

9. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized quarterly financial information for 1999 and 1998 is as follows:

                                                                           QUARTER
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
1999
Net sales...............................................  $46,194    $45,881    $42,399    $44,059
Gross profit............................................   15,548     14,381     13,418     13,811
Income from operations *................................    3,415      2,346      1,468      2,388
Net income..............................................    2,082      1,458        980      1,521
Basic earnings per share:
  Weighted average shares outstanding...................    9,460      9,338      9,264      9,026
  Earnings per share....................................      .22        .16        .11        .17
Diluted earnings per share:
  Weighted average shares outstanding...................    9,431      9,342      9,265      9,035
  Earnings per share....................................      .22        .16        .11        .17

1998
Net sales...............................................  $65,779    $65,071    $62,041    $66,734
Gross profit............................................   22,853     23,600     22,606     23,038
Income from operations..................................    9,182      9,068      7,720      7,670
Net income..............................................    5,454      5,409      4,531      4,889
Basic earnings per share:
  Weighted average shares outstanding...................    9,411      9,420      9,426      9,475
  Earnings per share....................................      .58        .57        .48        .52
Diluted earnings per share:
  Weighted average shares outstanding...................    9,441      9,468      9,468      9,468
  Earnings per share....................................      .58        .57        .48        .52

------------------------

* Income from operations for the first, second and third quarter of 1999 has been restated by ($38,000),($146,000) and ($260,000), respectively, to conform to the year end presentation for a minority interest in the loss of a consolidated subsidiary.

    Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 1999 does not equal the annual earnings per share for the year.

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.--DIRECTORS AND OFFICERS OF THE REGISTRANT

    Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 10, 2000. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

                                LIST OF EXECUTIVE OFFICERS OF THE REGISTRANT
                                --------------------------------------------
                                                  EXECUTIVE
                                                   OFFICER
NAME                                     AGE        SINCE               POSITIONS AND OFFICES HELD
----                                   --------   ---------             --------------------------
Robert E. Agan.......................     61        1978      Chairman of the Board, President and Chief
                                                              Executive Officer since April, 1998; Chairman
                                                              of the Board and Chief Executive Officer in
                                                              1997; Chairman of the Board, President and
                                                              Chief Executive Officer in 1996; President and
                                                              Chief Executive Officer 1984-1995; President
                                                              and Chief Operating Officer in 1983; Executive
                                                              Vice President and Chief Operating Officer
                                                              1980-1982; Vice President--Employee Relations
                                                              1978-1979; member of Board of Directors of the
                                                              Company since 1980.

J. Patrick Ervin.....................     42        1996      Executive Vice President--Operations since
                                                              August 1998; Senior Vice President of
                                                              Operations, Mfg., Eng. and Marketing, April
                                                              1998--July 1998; Vice President--Sales &
                                                              Marketing 1996--March 1998; General Manager,
                                                              Machine Tool Operations in 1996; Director,
                                                              Sales & Marketing 1992-1996; Director of
                                                              Materials & Purchasing 1990-1992;
                                                              Superintendent, Machine Operations 1989-1990,
                                                              Various other Company positions 1978-1989.

Richard L. Simons....................     44        1996      Senior Vice President, Chief Financial Officer
                                                              and Assistant Secretary since January, 1999;
                                                              Vice President--Finance 1996-1998; Controller
                                                              1987-1996; Assistant Treasurer 1985-1987;
                                                              Manager Financial Accounting 1983-1984.

Richard C. Amadril...................     56        1998      Vice President--Sales and Marketing since
                                                              August 1998; Director, Sales & Marketing 1998;
                                                              Director, Marketing 1996-1997; Formerly
                                                              President/CEO, South Bend Lathe Corp.,
                                                              1990-1995.

Joseph T. Colvin.....................     56        1996      Vice President--Manufacturing since October,
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

                                LIST OF EXECUTIVE OFFICERS OF THE REGISTRANT
                                --------------------------------------------
                                                  EXECUTIVE
                                                   OFFICER
NAME                                     AGE        SINCE               POSITIONS AND OFFICES HELD
----                                   --------   ---------             --------------------------
Daniel P. Soroka.....................     51        1996      Vice President--Engineering since October,
                                                              1996; Director of Research & Engineering
                                                              1992-1996; Manager of Mechanical Design and
                                                              Analysis 1989-1992.

Douglas C. Tifft.....................     45        1988      Vice President--Administration since November
                                                              1998; Vice President--Employee Relations since
                                                              1988. Various other Company positions
                                                              1978-1988.

Thomas T. Connelly...................     52        1984      Treasurer since 1995; Senior Vice
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

ITEM 11.--EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 10, 2000.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 10, 2000.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference from the Registrants's proxy statement filed with the Commission on March 10, 2000.

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

(b) Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report: None

(c) Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:

ITEM                                                       DESCRIPTION
----                                                       -----------
          4.1              --      Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on
                                   May 24, 1995, incorporated by reference from the
                                   Registrant's Form 8-A, filed with the Securities and
                                   Exchange Commission on May 19, 1995.
          4.2              --      By-Laws of Hardinge Inc. as amended November 19, 1996,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1996.
          4.3              --      Section 719 through 726 of the New York Business Corporation
                                   Law, incorporated by reference from the Registrant's
                                   Form 10, effective June 29, 1987.
          4.4              --      Specimen of certificate for shares of Common Stock, par
                                   value $.01 per share, of Hardinge Inc., incorporated by
                                   reference from the Registrant's Form 8-A, filed with the
                                   Securities and Exchange Commission on May 19, 1995.
          4.5              --      Form of Rights Agreement, dated as of May 16, 1995, between
                                   Hardinge Inc. and American Stock Transfer and Trust Company,
                                   incorporated by reference from the Registrant's Form 8-A,
                                   filed with the Securities and Exchange Commission on
                                   May 23, 1995.
          4.6              --      Amended Form of Rights Agreement, dated as of August 25,
                                   1997 between Hardinge Inc. and Fifth Third Bank,
                                   incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on
                                   September 29, 1997.
          4.7              --      Stock Repurchase Program incorporated by reference from the
                                   Registrant's Form 8-K filed with the Securities & Exchange
                                   Commission on April 16, 1999.
         10.1              --      Swap Transaction Agreement effective June 1, 1998 between
                                   Hardinge Inc. and The Chase Manhattan Bank incorporated by reference from the Registrant's Form 10-Q for the quarter
                                   ended September 30, 1998.
         10.2              --      Credit Agreement dated as of August 1, 1997 among Hardinge
                                   Inc. and the Banks signatory thereto and The Chase Manhattan
                                   Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended September 30,
                                   1997.
         10.3              --      Credit Agreement dated as of November 18, 1996 between
                                   Hardinge Inc. and Marine Midland Bank, incorporated by
                                   reference from the Registrant's Form 10-K for the year ended
                                   December 31, 1996.
         10.4              --      Amendment Number One dated August 1, 1997 to Credit
                                   Agreement dated as of November 18, 1996 between Hardinge
                                   Inc. and Marine Midland Bank, incorporated by reference from the Registrant's Form 10-Q for the quarter ended
                                   September 30, 1997.
         10.5              --      Credit Agreement dated as of February 28, 1996 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1996.

ITEM                                                       DESCRIPTION
----                                                       -----------
         10.6              --      Amendment Number One dated August 1, 1997 to Credit
                                   Agreement dated as of February 28, 1996 among Hardinge Inc.
                                   and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended September 30, 1997.
         10.7              --      $8,000,000 Master Note as amended among Hardinge Inc. and
                                   Chemung Canal Trust Company dated July 23, 1996,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1996.
         10.8              --      Stock Purchase Agreement dated as of November 15, 1995
                                   between Hardinge Inc. and L. Kellenberger & Co. AG,
                                   incorporated by reference from the Registrant's Form 8-K, as amended, dated November 29, 1995.
        *10.9              --      The 1996 Hardinge Inc. Incentive Stock Plan as adopted by
                                   shareholders at the April 23, 1996 annual meeting,
                                   incorporated by reference from the Registrant's Form 10-Q
                                   for the quarter ended June 30, 1996.
       *10.10              --      Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8
                                   (No. 33-65049).
       *10.11              --      Employment Agreement with Richard C. Amadril dated August 3,
                                   1998, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended September 30, 1998.
       *10.12              --      Employment Agreement with Joseph T. Colvin effective January
                                   1, 1997, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended March 31, 1997.
       *10.13              --      Employment Agreement with J. Patrick Ervin effective January
                                   1, 1997, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended March 31, 1997.
       *10.14              --      Employment Agreement with Richard L. Simons effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.
       *10.15              --      Employment Agreement with Daniel P. Soroka effective January
                                   1, 1997, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended March 31, 1997.
       *10.16              --      Employment Agreement with Robert E. Agan dated as of April
                                   1, 1995, incorporated by reference from the Registrant's
                                   Registration Statement on Form S-2 (No. 33-91644).
       *10.17              --      Employment Agreement with Douglas C. Tifft dated as of April
                                   1, 1995, incorporated by reference from the Registrant's
                                   Registration Statement on Form S-2 (No. 33-91644).
       *10.18              --      Hardinge Inc. 1993 Incentive Stock Plan, incorporated by
                                   reference from the Registrant's Form 10-K for the year ended
                                   December 31, 1993.
       *10.19              --      The 1988 Hardinge Inc. Incentive Stock Plan, as adopted by shareholders at the annual meeting of shareholders held on
                                   May 17, 1988, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended June 30, 1988.
       *10.20              --      First Amendment to Hardinge Inc. 1988 Incentive Stock Plan,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1993.
       *10.21              --      Hardinge Inc. Executive Supplemental Pension Plan,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1993.
       *10.22              --      Form of Deferred Directors Fee Plan, incorporated by
                                   reference from the Registrant's Registration Statement on
                                   Form S-2 (No. 33-91644).
       *10.23              --      Description of Incentive Cash Bonus Program, incorporated by reference from the Registrant's Registration Statement on
                                   Form S-2 (No. 33-91644).
           21              --      Subsidiaries of the Company.
           23              --      Consent of Ernst & Young LLP, Independent Auditors.
         27.1              --      Financial Data Schedule.

------------------------

*   Management contract or compensatory plan or arrangement.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                       HARDINGE INC.
                                                       ---------------------------------------------
                                                                        (REGISTRANT)

February 22, 2000                                                    /s/ ROBERT E. AGAN
                                                       ---------------------------------------------
                                                                       Robert E. Agan
                                                            CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                            CHIEF EXECUTIVE OFFICER AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 22, 2000                                                   /s/ J. PATRICK ERVIN
                                                       ---------------------------------------------
                                                                      J. Patrick Ervin
                                                            EXECUTIVE VICE PRESIDENT--OPERATIONS

February 22, 2000                                                  /s/ RICHARD L. SIMONS
                                                       ---------------------------------------------
                                                                     Richard L. Simons
                                                       SENIOR VICE PRESIDENT/CHIEF FINANCIAL OFFICER
                                                                  AND ASSISTANT SECRETARY
                                                               (PRINCIPAL FINANCIAL OFFICER)

February 22, 2000                                                   /s/ JOHN W. BENNETT
                                                       ---------------------------------------------
                                                                      John W. Bennett
                                                                          DIRECTOR

February 22, 2000                                                   /s/ DANIEL J. BURKE
                                                       ---------------------------------------------
                                                                      Daniel J. Burke
                                                                          DIRECTOR

February 22, 2000                                                   /s/ RICHARD J. COLE
                                                       ---------------------------------------------
                                                                      Richard J. Cole
                                                                          DIRECTOR

February 22, 2000                                                    /s/ JAMES L. FLYNN
                                                       ---------------------------------------------
                                                                       James L. Flynn
                                                                          DIRECTOR

February 22, 2000                                                   /s/ E. MARTIN GIBSON
                                                       ---------------------------------------------
                                                                      E. Martin Gibson
                                                                          DIRECTOR

February 22, 2000                                                 /s/ DOUGLAS A. GREENLEE
                                                       ---------------------------------------------
                                                                    Douglas A. Greenlee
                                                                          DIRECTOR

February 22, 2000                                                   /s/ J. PHILIP HUNTER
                                                       ---------------------------------------------
                                                                      J. Philip Hunter
                                                                   DIRECTOR AND SECRETARY

February 22, 2000                                                   /s/ ALBERT W. MOORE
                                                       ---------------------------------------------
                                                                      Albert W. Moore
                                                                          DIRECTOR