Form 10-Q
period 2000-03-31
HARDINGE INC
filed 2000-05-12
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

          As of March 31, 2000 there were 8,919,571 shares of Common Sock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I        Financial Information                                                               Page

              Item 1.     Financial Statements

                          Consolidated Balance Sheets at March 31, 2000 and

                          December 31, 1999.                                                      3

                          Consolidated  Statements of Income and Retained Earnings
                          for the three months ended  March 31, 2000 and 1999.                    5

                          Condensed Consolidated  Statements of  Cash Flows for
                          the three months ended March 31, 2000 and 1999.                         6

                          Notes to Consolidated Financial Statements.                             7

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.                                    9

              Item 3.     Quantitative and Qualitative Disclosures About
                          Market Risks                                                            12

Part II       Other Information

              Item 1.     Legal Proceedings                                                       12

              Item 2.     Changes in Securities                                                   12

              Item 3.     Default upon Senior Securities                                          12

              Item 4.     Submission of Matters to a Vote of Security Holders                     12

              Item 5.     Other Information                                                       12

              Item 6.     Exhibits and Reports on Form 8-K                                        12

              Signatures                                                                          13

PART I, ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                            March 31,     Dec. 31,
                                                               2000         1999
                                                           ---------------------------
                                                           (Unaudited)
Assets
Current assets:
     Cash                                                      $  1,426      $  1,156
     Accounts receivable                                         46,885        46,218
     Notes receivable                                             8,718         7,594
     Inventories                                                 85,110        85,640
     Deferred income taxes                                        4,207         4,207
     Prepaid expenses                                             4,026         3,367
                                                           ---------------------------
Total current assets                                            150,372       148,182


Property, plant and equipment:
     Property, plant and equipment                              144,552       144,421
     Less accumulated depreciation                               74,019        72,156
                                                           ---------------------------
                                                                 70,533        72,265

Other assets:
     Notes receivable                                            17,931        15,014
     Goodwill                                                     3,758         3,794
     Other                                                        2,202         2,202
                                                           ---------------------------
                                                                 23,891        21,010

                                                           ---------------------------
Total assets                                                   $244,796      $241,457
                                                           ===========================



See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                               March 31,     Dec. 31,
                                                                 2000          1999
                                                             ----------------------------
                                                              (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                             $ 11,284      $ 14,460
     Notes payable to bank                                           5,895           663
     Accrued expenses                                               11,363         9,292
     Accrued income taxes                                            2,483         2,667
     Deferred income taxes                                           2,375         2,122
     Current portion long-term debt                                  3,550         3,550
                                                             ----------------------------
Total current liabilities                                           36,950        32,754


Other liabilities:
     Long-term debt                                                 25,802        23,380
     Accrued pension plan expense                                    4,971         4,971
     Deferred income taxes                                           2,055         2,055
     Accrued postretirement benefits                                 5,649         5,620
                                                             ----------------------------
                                                                    38,477        36,026

Equity of minority interest                                            888           963

Shareholders' equity:
     Preferred stock, Series A, par value $.01:
         Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued  shares  - 9,919,992 at March 31, 2000
          and  December 31, 1999                                        99            99
     Additional paid-in capital                                     61,583        61,760
     Retained earnings                                             129,224       128,325
     Treasury shares                                               (13,586)      (10,199)
     Accumulated other comprehensive income -
         Foreign currency translation adjustments                   (4,793)       (4,143)
     Deferred employee benefits                                     (4,046)       (4,128)
                                                             ----------------------------
Total shareholders' equity                                         168,481       171,714

                                                             ----------------------------
Total liabilities and shareholders' equity                        $244,796      $241,457
                                                             ============================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (In Thousands, Except Per Share Data)

                                                                       Three months ended
                                                                           March 31,
                                                                        2000        1999
                                                                    -------------------------
    Net Sales                                                            $47,836     $46,194
    Cost of sales                                                         32,134      30,646
                                                                    -------------------------
    Gross profit                                                          15,702      15,548

    Selling, general and
     administrative expenses                                              11,921      12,133
                                                                    -------------------------
    Income from operations                                                 3,781       3,415

    Interest expense                                                         354         489
    Interest (income)                                                       (111)       (157)
    Income before income taxes and minority interest                -------------------------
      in loss of consolidated subsidiary                                   3,538       3,083
    Income  taxes                                                          1,451       1,039
    Minority interest in loss of consolidated subsidiary                      75          38
                                                                    -------------------------
    Net income                                                             2,162       2,082

    Retained earnings at beginning of period                             128,325     127,526
    Less dividends declared                                                1,263       1,378
                                                                    -------------------------
    Retained earnings at end of period                                  $129,224    $128,230
                                                                    =========================

    Per share data:
    Basic earnings per share                                               $ .24       $ .22
                                                                    =========================
       Weighted average number
         of common shares outstanding                                      8,852       9,460
                                                                    =========================

    Diluted earnings per share                                             $ .24       $ .22
                                                                    =========================
       Weighted average number
         of common shares outstanding                                      8,934       9,431
                                                                    =========================

    Cash Dividends Declared                                                $ .14       $ .14
                                                                    =========================



See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                   2000           1999
                                                              -------------------------------
Net cash (used in)  provided by operating activities                 ($1,685)       $ 13,125

Investing activities:
    Capital expenditures                                                (787)         (2,501)
                                                              -------------------------------
Net cash (used in) investing activities                                 (787)         (2,501)


Financing activities:
    Increase (decrease) in short-term notes payable to bank            5,258          (1,403)
    Increase (decrease) in long-term debt                              2,642          (7,032)
    (Purchase) of treasury stock                                      (3,880)           (818)
    Dividends paid                                                    (1,264)         (1,378)
                                                              -------------------------------
Net cash provided by (used in) financing activities                    2,756         (10,631)


Effect of exchange rate changes on cash                                  (14)            (53)

                                                              -------------------------------
Net increase (decrease) in cash                                         $270            ($60)
                                                              ===============================


See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2000

NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1999.

             The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in only one business segment industrial machine tools.

NOTE  B--INVENTORIES

      Inventories are summarized as follows (dollars in thousands):

                                                              March 31,            December 31,
                                                                2000                   1999
                                                           -----------------------------------------
Finished products                                             $ 37,972               $ 37,361
Work-in-process                                                 25,848                 25,572
Raw materials and purchased components                          21,290                 22,707
                                                           ----------------     --------------------
                                                              $ 85,110               $ 85,640
                                                           ================     ====================



NOTE C--COMPANY STOCK REPURCHASE PROGRAM

             On April 9, 1999 Hardinge announced a stock repurchase program. The Board of Directors has authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. The Company has purchased 878,651 shares under the program as of March 31, 2000.

MARCH 31, 2000

NOTE D--EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

            Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock.

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128. The table sets forth the computation of basic and diluted earnings per share:

                                                                                    Three months ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                    2000           1999
                                                                               ------------------------------
Numerator:
   Net income                                                                     $   2,162      $   2,082
   Numerator for basic earnings per share                                             2,162          2,082
   Numerator for diluted earnings per share                                           2,162          2,082

Denominator:
   Denominator for basic earnings per
     share-weighted average shares                                                    8,852          9,460
   Effect of diluted securities:
     Restricted stock and stock options                                                  82            (29)
   Denominator for diluted earnings per
     share-adjusted weighted average shares                                           8,934          9,431

Basic earnings per share                                                          $     .24      $     .22
                                                                               ==============================
Diluted earnings per share                                                        $     .24      $     .22
                                                                               ==============================

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following are management's comments relating to significant changes in the results of operations for the three month periods ended March 31, 2000 and 1999 and in the Company's financial condition during the three month period ended March 31, 2000.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the quarter ended March 31, 2000 were $47,836,000 compared to $46,194,000 for the quarter ended March 31, 1999, an increase of $1,642,000 or 3.6%. Sales to customers in the United States rose by $3,358,000 or 11.4%, from $29,375,000 for 1999's first quarter to $32,733,000 for the current quarter. U.S. sales during the first quarter of 2000 included billings totaling $7,029,000 to a single customer for partial completion of a large order recorded during the second quarter of 1999. Shipments to European customers declined from $13,718,000 during 1999's first quarter to $10,204,000 during 2000's first quarter, while sales to all other areas of the world increased from $3,101,000 to $4,899,000 for the same periods.

         Sales of machines accounted for $30,537,000 during the first quarter of 2000 compared to $28,567,000 for the same 1999 period, an increase of $1,970,000 or 6.9%. Sales of non-machine products and services of $17,299,000 represented a reduction of $328,000 or 1.9% from the same quarter last year.

         The Company's order backlog at March 31, 2000 increased by 9.0% from a year earlier, and by 2.4% from December 31, 1999, despite shipment of the large second quarter 1999 order mentioned above. The Company's order rate for the first quarter of 2000 was 18% higher than the fourth quarter of 1999, and approximately equal to the first quarter of 1999 after removing the impacts of foreign currency translations.

         GROSS PROFIT. Gross margin, as a percentage of sales, was 32.8% in the first quarter of 2000, compared to 33.7% for the same period in 1999. This reduction is the result of continuing significant price discounting among machine tool suppliers competing for a low level of customer demand, combined with a somewhat lower portion of total sales attributable to non-machine products and services where margins are relatively higher.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses during the first quarter of 2000 were $11,921,000 compared to $12,133,000 for the same quarter of 1999. The Company continued its expense reduction efforts during the first quarter of 2000 as a means of alleviating the continuing impact of reduced demand for machine tools. These cost reductions were partially offset by higher promotional expenses attributable to the upcoming biannual International Manufacturing Technology Show (IMTS) in September. This event is a major promotional commitment for the Company. The show is anticipated to attract an audience of 150,000 machine buyers, both domestic and international.

         INCOME FROM OPERATIONS. Income from operations as a percentage of net sales increased in the three month period ended March 31, 2000 to 7.9% from 7.3% earned for the same period in 1999. Although the gross margin percentage was slightly lower in this year's first quarter as indicated, the Company's efforts at controlling its SG&A expenses resulted in this improvement in the operating margin percentage.

         INTEREST EXPENSE AND INCOME. Interest expense decreased from $489,000 in the first quarter of 1999 to $354,000 for the first quarter of 2000, despite several recent increases in market interest rates. The reduced expense was made possible by 20% lower average outstanding debt for this year's first quarter, compared to a year ago. Interest income, earned primarily on customer notes, also declined, from $157,000 during last year's first quarter to $111,000 for the quarter ended March 31, 2000. The reduced income reflects the impact of bargain interest rates which were offered to customers as a sales incentive throughout much of 1999 and into 2000.

         INCOME TAXES. The provision for income taxes as a percentage of net income was 41.0% for the first quarter of 2000 compared to 33.7% a year earlier. 1999's first quarter benefited from a high utilization of U.S. income tax credits which did not repeat in 2000. Additionally, consolidated income was reduced in 2000's first quarter by foreign losses against which no income taxes were recoverable resulting in a slight increase in the consolidated rate.

         NET INCOME. Net income for the first quarter of 2000 was $2,162,000 or $.24 diluted earnings per share compared to $2,082,000 or $.22 diluted earnings per share for the first quarter of 1999.

         EARNINGS PER SHARE. All earnings per share and weighted average share amounts are presented to conform with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

QUARTERLY INFORMATION

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                                    Three Months Ended
                                                   Mar. 31,       June 30,     Sept. 30,       Dec. 31,
                                                     2000           2000          2000           2000
                                                 ----------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 ----------------------------------------------------------
  Net Sales                                       $ 47,836
  Gross Profit                                      15,702
  Income from operations                             3,781
  Net income                                         2,162
  Diluted earnings per share                           .24
  Weighted average shares outstanding                8,934

                                                                    Three Months Ended
                                                   Mar. 31,       June 30,     Sept. 30,       Dec. 31,
                                                     1999           1999          1999           1999
                                                 ----------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 ----------------------------------------------------------
  Net Sales                                       $ 46,194      $ 45,881      $ 42,399       $ 44,059
  Gross Profit                                      15,548        14,381        13,418         13,811
  Income from operations                             3,415         2,346         1,468          2,388
  Net income                                         2,082         1,458           980          1,521
  Diluted earnings per share                           .22           .16           .11            .17
  Weighted average shares outstanding                9,431         9,342         9,265          9,035

LIQUIDITY AND CAPITAL RESOURCES

         For the first three months of 2000, operating activities used $1,685,000 of cash compared to generating $13,125,000 for the same period during 1999. This net use of funds totaling $14,810,000 between the two periods resulted primarily from three causes. Operating funds were used to support an increase in accounts receivable for the first quarter of 2000 compared to being generated by a reduction in receivables for the same quarter of 1999, for a total use of $8,305,000. Likewise, a similar change in inventory levels resulted in a net use of funds totaling $2,917,000. Both of these changes reflect the growing need for working capital typically present during periods of increasing business activity. Additionally, net reductions in accounts payable and accrued expenses during the first quarter of 2000 relative to changes in these same items during the first quarter of 1999 used additional funds of $2,275,000.

         Investing activities for the quarter ended March 31, 2000, at $787,000, used $1,714,000 less than the same quarter of last year. At the same time, financing activities generated $2,756,000 during the first quarter of 2000, while using funds totaling $10,631,000 during the same 1999 quarter, for a net additional source of funds of $13,387,000 between the two periods. This additional cash generation resulted primarily from two factors. First, increases in short and long-term borrowing during 2000 compared to significant debt repayment during the first quarter of 1999, generated net additional funds of $16,335,000. Partially offsetting this, the Company's purchases of treasury stock under its stock repurchase plan in place during both periods required the use of $3,880,000 in cash during the first quarter of 2000, compared to $818,000 during the same quarter of 1999.

         Hardinge's current ratio at March 31, 2000 was 4.07:1 compared to 4.52:1 at December 31, 1999.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. The Company periodically sells portfolios of customer notes to financial institutions in order to reduce debt and finance current operations. The customer financing program has an impact on Hardinge's month-to-month borrowings, but it has had little long-term impact on its working capital because of the ability to sell the underlying notes. No notes were sold during the first quarter of either 2000 or 1999 as a result of the lower sales levels previously discussed coupled with the fact that a considerably lower than typical portion of total sales were recorded on contracts during both quarters.

         Hardinge maintains a revolving loan agreement with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. This facility, together with other short term credit agreements, provides for immediate access of up to $64,000,000. At March 31, 2000, outstanding borrowings under these arrangements totaled $24,596,000.

         We believe that currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

         THIS REPORT CONTAINS STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO THE FINANCIAL PERFORMANCE OF HARDINGE INC. SUCH STATEMENTS ARE BASED UPON INFORMATION KNOWN TO MANAGEMENT AT THIS TIME. THE COMPANY CAUTIONS THAT SUCH STATEMENTS NECESSARILY INVOLVE UNCERTAINTIES AND RISK AND DEAL WITH MATTERS BEYOND THE COMPANY'S ABILITY TO CONTROL, AND IN MANY CASES THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. AMONG THE MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS ARE FLUCTUATIONS IN THE MACHINE TOOL BUSINESS CYCLES, CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE U.S. OR INTERNATIONALLY, THE MIX OF PRODUCTS SOLD AND THE PROFIT MARGINS THEREON, THE RELATIVE SUCCESS OF THE COMPANY'S ENTRY INTO NEW PRODUCT AND GEOGRAPHIC MARKET , THE COMPANY'S ABILITY TO MANAGE ITS OPERATING COSTS, ACTIONS TAKEN BY CUSTOMERS SUCH AS ORDER CANCELLATIONS OR REDUCED BOOKINGS BY CUSTOMERS OR DISTRIBUTORS, COMPETITORS' ACTIONS SUCH AS PRICE DISCOUNTING OR NEW PRODUCT INTRODUCTIONS,

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

         None

 ITEM 5. OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

                  4.1 Amendment to the By-Laws of Hardinge Inc. dated February 22, 2000.

                  10.1 $8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company.

                  27.1     Financial Data Schedule

         B.       Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HARDINGE INC.

May 12, 2000                      By: /s/ Robert E. Agan
-------------------------             ---------------------------------
Date                                  Robert E. Agan
                                      Chairman of the Board /CEO

May 12, 2000                      By: /s/ J. Patrick Ervin
-------------------------             ---------------------------------
Date                                  J. Patrick Ervin
                                      President/COO

May 12, 2000                      By: /s/ Richard L. Simons
-------------------------             ---------------------------------
Date                                  Richard  L. Simons
                                      Executive Vice President/CFO
                                      (Principal Financial Officer)