Form 10-Q
period 2000-06-30
HARDINGE INC
filed 2000-08-10
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


      As of June 30, 2000 there were 8,886,871 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I      Financial Information                                               Page

            Item 1.   Financial Statements

                      Consolidated Balance Sheets at June 30, 2000 and
                      December 31, 1999.                                        3

                      Consolidated Statements of Income and Retained Earnings
                      for the three months ended  June 30, 2000 and 1999 and
                      the six months ended June 30, 2000 and 1999.              5

                      Condensed Consolidated  Statements of Cash Flows for
                       the six months ended June 30, 2000 and 1999.             6

                      Notes to Consolidated Financial Statements.               7

            Item 2.   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                      9

            Item 3.   Quantitative and Qualitative Disclosures About
                      Market Risks                                              12

Part II     Other Information

            Item 1.   Legal Proceedings                                         13

            Item 2.   Changes in Securities                                     13

            Item 3.   Default upon Senior Securities                            13

            Item 4.   Submission of Matters to a Vote of Security Holders       13

            Item 5.   Other Information                                         13

            Item 6.   Exhibits and Reports on Form 8-K                          13

            Signatures                                                          14

PART I, ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                        June 30,        Dec. 31,
                                                         2000             1999
                                                       -------------------------
                                                       (Unaudited)
Assets
Current assets:
    Cash                                               $  1,232         $  1,156
    Accounts receivable                                  41,872           46,218
    Notes receivable                                      7,719            7,594
    Inventories                                          87,070           85,640
    Deferred income taxes                                 4,207            4,207
    Prepaid expenses                                      4,436            3,367
                                                       -------------------------
Total current assets                                    146,536          148,182


Property, plant and equipment:
    Property, plant and equipment                       145,238          144,421
    Less accumulated depreciation                        76,021           72,156
                                                       -------------------------
                                                         69,217           72,265


Other assets:
    Notes receivable                                     17,021           15,014
    Goodwill                                              3,722            3,794
    Other                                                 3,255            2,202
                                                       -------------------------
                                                         23,998           21,010



                                                       -------------------------
Total assets                                           $239,751         $241,457
                                                       =========================







See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                        June 30,       Dec. 31,
                                                         2000            1999
                                                       -------------------------
                                                       (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                   $   9,997      $  14,460
    Notes payable to bank                                  2,777            663
    Accrued expenses                                      15,003          9,292
    Accrued income taxes                                   1,217          2,667
    Deferred income taxes                                  2,414          2,122
    Current portion long-term debt                         3,550          3,550
                                                       ------------------------
Total current liabilities                                 34,958         32,754


Other liabilities:
    Long-term debt                                        21,907         23,380
    Accrued pension plan expense                           4,971          4,971
    Deferred income taxes                                  2,076          2,055
    Accrued postretirement benefits                        5,677          5,620
                                                       ------------------------
                                                          34,631         36,026

Equity of minority interest                                  976            963

Shareholders' equity:
    Preferred stock, Series A, par value $.01:
       Authorized -  2,000,000; issued - none
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued shares - 9,919,992 at June 30, 2000
        and December 31, 1999                                 99             99
    Additional paid-in capital                            61,583         61,760
    Retained earnings                                    129,964        128,325
    Treasury shares                                      (13,921)       (10,199)
    Accumulated other comprehensive income -
       Foreign currency translation adjustments           (4,892)        (4,143)
    Deferred employee benefits                            (3,647)        (4,128)
                                                       ------------------------
Total shareholders' equity                               169,186        171,714

                                                       ------------------------
Total liabilities and shareholders' equity             $ 239,751      $ 241,457
                                                       ========================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                Three months ended              Six months ended
                                                     June 30,                       June 30,
                                                2000           1999           2000            1999
                                             ------------------------      ------------------------
Net Sales                                    $  47,773      $  45,881      $  95,609      $  92,075
Cost of sales                                   31,977         31,500         64,111         62,146
                                             ------------------------      ------------------------
Gross profit                                    15,796         14,381         31,498         29,929

Selling, general and
 administrative expenses                        12,110         12,035         24,031         24,168
                                             ------------------------      ------------------------
Income from operations                           3,686          2,346          7,467          5,761

Interest expense                                   625            476            979            965
Interest (income)                                 (108)          (117)          (219)          (274)
Income before income taxes and minority
  interest in consolidated subsidiary        ------------------------      ------------------------
                                                 3,169          1,987          6,707          5,070
Income  taxes                                    1,098            675          2,549          1,714
Minority interest in (profit) loss of
  consolidated subsidiary                          (88)           146            (13)           184
                                             ------------------------      ------------------------
Net income                                       1,983          1,458          4,145          3,540

Retained earnings at beginning of period       129,224        128,230        128,325        127,526
Less dividends declared                          1,243          1,351          2,506          2,729
                                             ------------------------      ------------------------
Retained earnings at end of period           $ 129,964      $ 128,337      $ 129,964      $ 128,337
                                             ========================      ========================

Per share data:
Basic earnings per share                     $     .23      $     .16      $     .47      $     .38
                                             ========================      ========================
   Weighted average number
     of common shares outstanding                8,680          9,338          8,788          9,409
                                             ========================      ========================

Diluted earnings per share                   $     .23      $     .16      $     .47      $     .38
                                             ========================      ========================
   Weighted average number
     of common shares outstanding                8,680          9,342          8,825          9,409
                                             ========================      ========================

Cash Dividends Declared                      $     .14      $     .14      $     .28      $     .28
                                             ========================      ========================



   See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                   Six Months Ended
                                                                       June 30,
                                                                   2000        1999
                                                               -----------------------
Net cash  provided by operating activities                     $  8,542      $ 24,093

Investing activities:
   Capital expenditures                                          (1,429)       (3,626)
   Investment in Hardinge EMAG                                   (1,397)
                                                               ----------------------
Net cash (used in) investing activities                          (2,826)       (3,626)


Financing activities:
   Increase (decrease) in short-term notes payable to bank        2,123        (2,662)
   (Decrease) in long-term debt                                  (1,001)      (13,419)
   (Purchase) of treasury stock                                  (4,215)       (3,319)
   Dividends paid                                                (2,506)       (2,729)
   Funds provided by minority intertest                              13
                                                               ----------------------
Net cash (used in) financing activities                          (5,586)      (22,129)


Effect of exchange rate changes on cash                             (54)          (68)
                                                               ----------------------
Net increase (decrease) in cash                                $     76      ($ 1,730)
                                                               ======================


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2000


NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1999.

      The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in only one business segment - industrial machine tools.


NOTE  B--INVENTORIES

            Inventories are summarized as follows (dollars in thousands):

                                          June 30,       December 31,
                                            2000            1999
                                        -----------------------------

Finished products                        $  35,510       $ 37,361
Work-in-process                             29,891         25,572
Raw materials and purchased components      21,669         22,707

                                         ---------       --------
                                         $  87,070       $ 85,640
                                         =========       ========



NOTE C--COMPANY STOCK REPURCHASE PROGRAM

      On April 9, 1999 Hardinge announced a stock repurchase program. The Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. The Company has purchased 900,351 shares under the program as of June 30, 2000. On July 26, 2000, Hardinge announced that its Board of Directors had expanded the Company's stock buyback program by authorizing a plan to repurchase up to an additional one million shares of stock.

JUNE 30, 2000


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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No.
128. The table sets forth the computation of basic and diluted earnings per share:


                                                     Three months ended            Six months ended
                                                          June 30,                     June 30,
                                                     --------------------        --------------------
                                                       2000         1999          2000         1999
                                                     --------------------        --------------------
Numerator:
   Net income                                        $1,983        $1,458        $4,145        $3,540
   Numerator for basic earnings per share             1,983         1,458         4,145         3,540
   Numerator for diluted earnings per share           1,983         1,458         4,145         3,540

Denominator:
   Denominator for basic earnings per share
     -weighted average shares                         8,680         9,338         8,788         9,409
   Effect of diluted securities:
     Restricted stock and stock options                                4            37
   Denominator for diluted earnings per share
     -adjusted weighted average shares                8,680         9,342         8,825         9,409

Basic earnings per share                             $  .23        $  .16        $  .47        $  .38
                                                     ====================        ====================
Diluted earnings per share                           $  .23        $  .16        $  .47        $  .38
                                                     ====================        ====================

PART I, ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following are management's comments relating to significant changes in the results of operations for the three and six month periods ended June 30, 2000 and 1999 and in the Company's financial condition during the six month period ended June 30, 2000.

RESULTS OF OPERATIONS

      NET SALES. Net sales for the quarter ended June 30, 2000 were $47,773,000 compared to $45,881,000 for the second quarter of 1999, an increase of $1,892,000, or 4.1%. Year to date sales for the first six months of 2000 totaled $95,609,000 compared to $92,075,000 a year earlier, for an increase of $3,534,000, or 3.8%. Sales increased in the U.S. market by $2,220,000 or 7.7%, and $5,578,000 or 9.6%, respectively, for the quarter and six month periods ended June 30, 2000 compared to 1999. U.S.sales during the second quarter and first six months of 2000 included billings of $2,835,000 and $9,864,000 to a single customer for partial completion of a large order entered during the second quarter of 1999. Sales to European customers declined by $1,901,000 or 16.1% and $5,415,000 or 21.2% for the quarter and six month periods ended June 30, 2000 compared to the same 1999 periods. On the other hand, sales to all other areas of the world increased by $1,573,000 or 30.9% and $3,371,000 or 41.1% for the same periods, fueled primarily by increased sales to customers in China and Canada.

      The composition of sales was relatively consistent during all periods. Machine sales accounted for 63.9% for both the three and six month periods ended June 30, 2000 compared to 63.4% and 62.6% for the corresponding periods last year, with sales on non-machine products and services making up the balance.

      The Company's order rate for the quarter ended June 30, 2000 increased by 2% over the same quarter last year after removing the large order mentioned above from the 1999 quarter. Likewise, backlog of $37,250,000 at June 30, 2000 was 6% higher than a year earlier after making the same adjustment.

      GROSS PROFIT. Gross margin improved during both the second quarter and six months ended June 30, 2000 compared to the same 1999 periods. Expressed as a percentage of sales, gross margin for the quarter ended June 30, 2000 was 33.1% compared to 31.3% a year earlier. For the six months ended June 30, 2000, gross margin was 32.9% compared to 32.5% a year earlier. The 2000 margin improvement was partially the result of cost containment efforts at the U.S. manufacturing facility. Additionally, the relatively smaller portion of sales going to customers outside the United States brought further improvement in gross margin since typically higher distribution discounts are associated with those sales.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $12,110,000, or 25.3% of sales, during the second quarter of 2000 compared to $12,035,000, or 26.2% a year earlier. SG&A expenses for the six months ended June 30, 2000 and 1999 were $24,031,000 and $24,168,000, or 25.1% and 26.2% of sales, respectively. Significant expense reduction efforts over the past eighteen months have resulted in SG&A expenses being held at consistent levels, even with the volume increases the Company has experienced during the first two quarters of the current year. The low spending levels in 2000 are especially noteworthy considering the Company made a significant increase in promotional spending attributable to the upcoming International Manufacturing Technology Show (IMTS) in September. This exhibition, held every two years, is a premier event for the machine tool industry.

      INCOME FROM OPERATIONS. Income from operations as a percentage of net sales increased for the three months ended June 30, 2000 to 7.7%, from 5.1% a year earlier. Income from operations for the first six months of 2000 increased to 7.8% of sales compared to 6.3% for the same period of 1999. These improvements are the result of improved gross margin coupled with reduced SG&A expenses as a percentage of sales.

      INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended June 30, 2000 was $625,000 compared to $476,000 a year earlier. While average outstanding borrowings were nearly equal during both periods, the average borrowing rate during 2000's second quarter was nearly 1.5% higher than the second quarter of 1999. Interest expense for the six month periods ended June 30, 2000 and 1999 was $979,000 and $965,000, respectively, reflecting somewhat lower average outstanding borrowings offset by higher interest rates. Interest income was slightly lower for the quarter and six months ended June 30, 2000 compared to a year earlier.

      INCOME TAXES. The provision for income taxes as a percentage of pre-tax income was 34.6% for the quarter ended June 30, 2000 compared to 34.0% for the second quarter of 1999. For the first six months of 2000, the tax rate was 38.0% compared to 33.8% for 1999's first half. The six month tax rate for 1999 was lower than in 2000 as the result of 1999's first quarter having benefited from a high utilization of U.S. income tax credits which did not repeat in 2000's first quarter. Additionally, consolidated income was reduced in 2000's first quarter by foreign losses against which no income taxes were recoverable resulting in a slight increase in the consolidated rate.

      NET INCOME. Net income for the second quarter of 2000 was $1,983,000, or $.23 per share, compared to $1,458,000, or $.16 per share, for the second quarter of 1999. Year to date 2000 net income was $4,145,000, or $.47 per share, compared to $3,540,000, or $.38 per share for the same 1999 period. The improvement in earnings was the result of all the factors discussed above.

      EARNINGS PER SHARE. All earnings per share and weighted average share amounts are computed in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

QUARTERLY INFORMATION

      The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                            Three Months Ended
                                           Mar. 31,       June 30,       Sept. 30,       Dec. 31,
                                            2000           2000            2000            2000
                                          ----------------------------------------------------------
                                                     (in thousands, except per share data)
                                          ----------------------------------------------------------
Net Sales                                  $47,836        $47,773
Gross Profit                                15,702         15,796
Income from operations                       3,781          3,686
Net income                                   2,162          1,983
Diluted earnings per share                     .24            .23
Weighted average shares outstanding          8,934          8,680

                                                            Three Months Ended
                                           Mar. 31,       June 30,       Sept. 30,       Dec. 31,
                                            1999           1999            1999            1999
                                          ----------------------------------------------------------
                                                     (in thousands, except per share data)
                                          ----------------------------------------------------------
Net Sales                                  $46,194        $45,881        $42,399        $44,059
Gross Profit                                15,548         14,381         13,418         13,811
Income from operations                       3,415          2,346          1,468          2,388
Net income                                   2,082          1,458            980          1,521
Diluted earnings per share                     .22            .16            .11            .17
Weighted average shares outstanding          9,431          9,342          9,265          9,035



LIQUIDITY AND CAPITAL RESOURCES

      Operating activities for the first six months of 2000 generated $8,542,000, compared to generating $24,093,000 for the same period of 1999, for a net reduction in cash generation of $15,551,000. The improving business conditions during the first half of 2000 required a modest increase of $1,746,000 in inventory, compared to a large reduction of $5,194,000 in inventory for the same period of 1999 when business was declining significantly. The net result of these changes between the two periods was a use of $6,940,000 in operating cash. Likewise, while accounts receivable were still declining during the first half of 2000, the rate of decline was much slower than for the first half of 1999, at $3,768,000 compared to $8,770,000, requiring net usage of an additional $5,002,000 of cash. The remaining $3,609,000 of the net reduction in cash generation was the result of numerous smaller changes in operating activities.

      Investing activities for the first six months of 2000 used cash totaling $2,826,000 compared to $3,626,000 for the same period of 1999. Financing activities used additional cash of $5,586,000 in the first half of 2000, compared to using $22,129,000 for the same 1999 period. The large change in financing activities was primarily the result of significant reductions in both short and long-term debt totaling $16,081,000 during the first half of 1999 as the need for working capital diminished. During the first half of 2000, a small net increase in total debt provided $1,122,000 cash.

      Hardinge's current ratio at June 30, 2000 was 4.19:1 compared to 4.52:1 at December 31, 1999. The reduction was due primarily to reduced accounts receivable.

      Hardinge provides long-term financing for the purchase of its equipment by qualified customers. We periodically sell portfolios of our customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. We sold $11,341,000 of customer notes in the first half of 2000, compared to $8,766,000 during the same period of 1999.

      At June 30, 2000 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. These facilities, along with other short term credit agreements, provide for immediate access of up to $64,000,000. At June 30, 2000, outstanding borrowings under these arrangements totaled $18,470,000.

      We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.


SUBSEQUENT EVENT

      On July 26, 2000, Hardinge announced that its Board of Directors had expanded the Company's stock buyback program by authorizing a plan to repurchase up to an additional one million shares of stock. Current report on Form 8-K was filed with the Securities & Exchange Commission on August 3, 2000.




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

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2000 Annual Meeting of Shareholders of Hardinge Inc. was held on April 25, 2000. A total of 7,958,298 of the Company's shares were present or represented by proxy at the meeting. This represents approximately 88% of the Company's shares outstanding.

      The two Class III directors named below were elected to serve a three-year term.


              Class III Directors       Votes for        Votes Withheld
                                        ---------        --------------


                James L. Flynn         7,924,528            33,770
                Douglas A. Greenlee    7,924,245            34,053


      Robert E. Agan, Daniel J. Burke, Richard J. Cole, E. Martin Gibson , J. Philip Hunter and Albert W. Moore continue as Directors of the Company.

      The election of Ernst & Young LLP as the Company's independent accountants for the year 2000 was ratified, with 7,918,261 shares voting for and 26,128 shares voting against.

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


                                  HARDINGE INC.


AUGUST 10, 2000          By: /s/ Robert E. Agan
---------------             --------------------------------------
Date                        Robert E. Agan
                            Chairman of the Board/CEO



AUGUST 10, 2000          By: /s/ J. Patrick Ervin
---------------             --------------------------------------
Date                        J. Patrick Ervin
                            President/COO



AUGUST 10, 2000          By: /s/ Richard L. Simons
---------------             --------------------------------------
Date                        Richard  L. Simons
                            Executive Vice President/CFO
                            (Principal Financial Officer)