Form 10-Q
period 2000-09-30
HARDINGE INC
filed 2000-11-09
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      As of September 30, 2000 there were 8,879,146 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I    Financial Information                                             Page

          Item 1. Financial Statements

                  Consolidated Balance Sheets at September 30, 2000
                  and December 31, 1999.                                     3

                  Consolidated Statements of Income and Retained
                  Earnings for the three months ended September 30,
                  2000 and 1999 and the nine months ended September 30,
                  2000 and 1999.                                             5

                  Condensed Consolidated Statements of Cash Flows
                  for the nine months ended September 30, 2000 and
                  1999.                                                      6

                  Notes to Consolidated Financial Statements.                7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.             9

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risks                                              13

Part II   Other Information

          Item 1. Legal Proceedings                                         13

          Item 2. Changes in Securities                                     13

          Item 3. Default upon Senior Securities                            13

          Item 4. Submission of Matters to a Vote of
                  Security Holders                                          13

          Item 5. Other Information                                         13

          Item 6. Exhibits and Reports on Form 8-K                          13

          Signatures                                                        14

PART I, ITEM 1
HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)


                                              Sept. 30,      Dec. 31,
                                                2000           1999
                                              ---------     ---------
                                              (Unaudited)
Assets
Current assets:

      Cash                                    $    775      $  1,156
      Accounts receivable                       42,035        46,218
      Notes receivable                           6,847         7,594
      Inventories                               87,229        85,640
      Deferred income taxes                      4,207         4,207
      Prepaid expenses                           3,804         3,367
                                              --------      --------
Total current assets                           144,897       148,182


Property, plant and equipment:
      Property, plant and equipment            144,383       144,421
      Less accumulated depreciation             77,435        72,156
                                              --------      --------
                                                66,948        72,265


Other assets:
      Notes receivable                          16,139        15,014
      Goodwill                                   3,686         3,794
      Other                                      3,257         2,202
                                              --------      --------
                                                23,082        21,010


                                              --------      --------
Total assets                                  $234,927      $241,457
                                              ========      ========







See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(In Thousands)


                                                                   Sept. 30,      Dec. 31,
                                                                     2000           1999
                                                                  -----------    ----------
                                                                  (Unaudited)

Liabilities and shareholders' equity
Current liabilities:
      Accounts payable                                            $  10,124      $  14,460
      Notes payable to bank                                           3,724            663
      Accrued expenses                                               16,101          9,292
      Accrued income taxes                                            1,785          2,667
      Deferred income taxes                                           1,897          2,122
      Current portion long-term debt                                  3,550          3,550
                                                                  ---------      ---------
Total current liabilities                                            37,181         32,754


Other liabilities:
      Long-term debt                                                 15,605         23,380
      Accrued pension plan expense                                    4,971          4,971
      Deferred income taxes                                           2,000          2,055
      Accrued postretirement benefits                                 5,711          5,620
                                                                  ---------      ---------
                                                                     28,287         36,026

Equity of minority interest                                           1,129            963

Shareholders' equity:
      Preferred stock, Series A, par value $.01:
            Authorized -  2,000,000; issued - none
      Common stock, $.01 par value:
            Authorized shares - 20,000,000
            Issued  shares  - 9,919,992 at September 30, 2000
            and  December 31, 1999                                       99             99
      Additional paid-in capital                                     61,583         61,760
      Retained earnings                                             130,086        128,325
      Treasury shares                                               (14,020)       (10,199)
      Accumulated other comprehensive income -
            Foreign currency translation adjustments                 (6,189)        (4,143)
      Deferred employee benefits                                     (3,229)        (4,128)
                                                                  ---------      ---------
Total shareholders' equity                                          168,330        171,714

                                                                  ---------      ---------
Total liabilities and shareholders' equity                        $ 234,927      $ 241,457
                                                                  =========      =========




See accompanying notes.

HARDINGE INC AND SUBSIDIARIES


Consolidated Statements of Income and Retained Earnings (Unaudited) (In Thousands, Except Per Share Data)



                                                 Three months ended           Nine months ended
                                                      Sept. 30,                    Sept. 30,
                                                 2000           1999          2000           1999
                                             ---------      ---------      ---------      ---------

Net Sales                                    $  45,335      $  42,399      $ 140,944      $ 134,474
Cost of sales                                   30,903         28,981         95,014         91,127
                                             ---------      ---------      ---------      ---------
Gross profit                                    14,432         13,418         45,930         43,347


Selling, general and
  administrative expenses                       12,008         11,950         36,039         36,118
                                             ---------      ---------      ---------      ---------
Income from operations                           2,424          1,468          9,891          7,229


Interest expense                                   369            362          1,348          1,327
Interest (income)                                 (106)          (129)          (325)          (403)
Income before income taxes and minority      ---------      ---------      ---------      ---------
  interest in consolidated subsidiary            2,161          1,235          8,868          6,305

Income  taxes                                      639            515          3,188          2,229
Minority interest in (profit) loss of
  consolidated subsidiary                         (153)           260           (166)           444
                                             ---------      ---------      ---------      ---------
Net income                                       1,369            980          5,514          4,520

Retained earnings at beginning of period       129,964        128,337        128,325        127,526
Less dividends declared                          1,247          1,337          3,753          4,066
                                             ---------      ---------      ---------      ---------
Retained earnings at end of period           $ 130,086      $ 127,980      $ 130,086      $ 127,980
                                             =========      =========      =========      =========


Per share data:
Basic earnings per share                     $     .16      $     .11      $     .63      $     .48
                                             =========      =========      =========      =========
            Weighted average number
              of common shares outstanding       8,715          9,264          8,766          9,366
                                             =========      =========      =========      =========

Diluted earnings per share                   $     .16      $     .11      $     .63      $     .48
                                             =========      =========      =========      =========
            Weighted average number
              of common shares outstanding       8,715          9,265          8,797          9,385
                                             =========      =========      =========      =========

Cash Dividends Declared                      $     .14      $     .14      $     .42      $     .42
                                             =========      =========      =========      =========



      See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In Thousands)


                                                                     Nine Months Ended
                                                                         Sept. 30,
                                                                     2000         1999
                                                                  --------      --------



Net cash  provided by operating activities                        $ 14,756      $ 24,593

Investing activities:
      Capital expenditures                                          (1,828)       (3,626)
      Investment in Hardinge EMAG                                   (1,425)
                                                                  --------      --------
Net cash (used in) investing activities                             (3,253)       (3,626)


Financing activities:
      Increase (decrease) in short-term notes payable to bank        3,129          (654)
      (Decrease) in long-term debt                                  (7,050)      (11,552)
      (Purchase) of treasury stock                                  (4,315)       (5,178)
      Dividends paid                                                (3,753)       (4,066)
      Funds provided by minority intertest                             166
                                                                  --------      --------
Net cash (used in) financing activities                            (11,823)      (21,450)


Effect of exchange rate changes on cash                                (61)          (65)

                                                                  --------      --------
Net (decrease) in cash                                            ($   381)     ($   548)
                                                                  ========      ========


See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER  30, 2000


NOTE A--BASIS OF PRESENTATION

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 1999.

            The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates in only one business segment - industrial machine tools.


NOTE  B--INVENTORIES

            Inventories are summarized as follows (dollars in thousands):


                                              September 30,  December 31,
                                                  2000           1999
                                              ---------------------------

Finished products                               $34,677      $37,361
Work-in-process                                  29,292       25,572
Raw materials and purchased components           23,260       22,707
                                                =======      =======
                                                $87,229      $85,640
                                                =======      =======



NOTE C--COMPANY STOCK REPURCHASE PROGRAM

            On April 9, 1999 Hardinge announced a stock repurchase program. The Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. The Company purchased 900,351 shares under the program through July 25, 2000. On July 26, 2000, Hardinge announced that its Board of Directors had expanded the Company's stock buyback program by authorizing a plan to repurchase up to an additional one million shares of stock. No shares have been purchased since July 26, 2000.

SEPTEMBER 30, 2000

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

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128. The table sets forth the computation of basic and diluted earnings per share:


                                                   Three months ended    Nine months ended
                                                      September 30,         September 30,
                                                  -------------------  --------------------
                                                     2000     1999        2000      1999
                                                  -------------------  --------------------
Numerator:
   Net income                                     $1,369     $  980     $5,514     $4,520
   Numerator for basic earnings per share          1,369        980      5,514      4,520
   Numerator for diluted earnings per share        1,369        980      5,514      4,520

Denominator:
   Denominator for basic earnings per share
     -weighted average shares                      8,715      9,264      8,766      9,366
   Effect of diluted securities:
     Restricted stock and stock options               --          1         31         19
   Denominator for diluted earnings per share
     -adjusted weighted average shares             8,715      9,265      8,797      9,385
Basic earnings per share                          $  .16     $  .11     $  .63     $  .48
                                                  =================     =================
Diluted earnings per share                        $  .16     $  .11     $  .63     $  .48
                                                  =================     =================



NOTE E- FOREIGN EXCHANGE CONTRACTS

            In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not designated as part of a hedging relationship must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, the effective portion of the hedge's change in fair value is either
(1) offset against the change in fair value of the hedged asset, liability or firm commitment through income or (2) held in equity until the hedged item is recognized in income. The ineffective portion of a hedge's change in fair value is immediately recognized in income. The Company will adopt SFAS 133, as amended, on January 1, 2001.

            The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. The Company has also entered into one cross-currency interest rate swap agreement and one five year interest rate swap arrangement. The Company does not hold derivative financial instruments for trading purposes.

            The Company is currently evaluating the impact of SFAS 133 on its consolidated financial statements.

PART I, ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

            The following are management's comments relating to Hardinge's results of operations for the three month and nine month periods ended September 30, 2000 and 1999 and it's financial condition at September 30, 2000.

RESULTS OF OPERATIONS

            NET SALES. Net sales for the quarter ended September 30, 2000 were 6.9% greater than the third quarter of 1999, increasing $2,936,000, to $45,335,000 from $42,399,000. Year to date net sales for the first nine months of 2000 were $140,944,000 compared to $134,474,000 a year earlier, increasing $6,470,000 or 4.8%.

            Sales in the U.S. market were $27,096,000 in the quarter ended September 30, 2000, down 4.3% or $1,204,000 from the $28,300,000 for the same three months of 1999. The third quarter of 1999 included shipment of several large orders. For the nine months ended September 30, 2000, U.S. sales have risen 5.0%, or $4,375,000, to $91,054,000 from $86,679,000 during the same nine months of 1999. Sales to European customers increased 44.2% to $12,084,000 in the quarter ended September 30, 2000 from $8,382,000 in the third quarter of 1999. For the nine months ended September 30, 2000, Europe sales declined 5.1%, or $1,713,000, to $32,169,000 from $33,882,000 in the same period in 1999, due to a decline in U.S. export sales to Europe during the first six months of 2000. Other international sales, primarily to customers in Asia, rose 7.7% to $6,155,000 in the third quarter of 2000, compared to $5,718,000 in the same three months in 1999. For the nine months ended September 30, 2000, these other international sales rose 27.4%, or $3,808,000, to $17,721,000 from $13,913,000 during the same nine months of 1999.

            Machine sales accounted for 61.1% of revenues for the quarter ended September 30, 2000 compared to 59.9% for the same period last year. For the nine month period ended September 30, 2000, machine sales represented 63.0% of the total, compared to 61.7% in the same nine month period in 1999. Sales of non-machine products and services made up the balance.

            The Company's order rate rose 54.3% to $57,216,000 in the quarter ended September 30, 2000, compared to $37,088,000 for the same quarter last year. For the nine months ended September 30, 2000, orders were $151,307,000, an increase of $7,608,000 or 5.3% over the same period last year. The backlog at September 30, 2000 was $48,675,000, which was 17.9% higher than a year earlier. This backlog was 30.7% greater than the $37,250,000 backlog at June 30, 2000.

            GROSS PROFIT. Expressed as a percentage of net sales, gross margin for the three months ended September 30, 2000 was 31.8% compared to 31.6% a year earlier. While substantial competitive price discounting continued in both domestic and international markets, the benefits from on-going cost reduction efforts at the Company's manufacturing facilities more than offset those discounts. The higher mix of sales outside the United States had an unfavorable impact on gross margin as sales to the rest of the world tend to carry lower net selling prices due to exchange rate pressures and other distribution costs. For the nine months ended September 30, 2000, gross margin was 32.6% compared to 32.2% a year earlier.

            SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $12,008,000, or 26.5% of sales, during the third quarter of 2000 compared to $11,950,000, or 28.2% a year earlier. SG&A expenses for the nine months ended September 30, 2000 and 1999 were $36,039,000 and $36,118,000, or 25.6% and 26.9% of sales, respectively. Significant expense reduction efforts have resulted in SG&A expenses being held at consistent levels, even with the volume increases experienced during the first three quarters of this year. The 2000 SG&A spending levels are especially noteworthy with the Company having made a significant increase in promotional spending for the biannual International Manufacturing Technology Show (IMTS) held this September.

            INCOME FROM OPERATIONS. Income from operations rose to $2,424,000 or 5.3% of sales, for the quarter ended September 30, 2000, compared to $1,468,000, or 3.5% of sales, for the same three month period one year earlier. For the first nine months of 2000, income from operations increased to $9,891,000, or 7.0% of sales, compared to $7,229,000, or 5.4%, for the same period of 1999. These improvements are the result of improved gross margin coupled with reduced SG&A expenses as a percentage of sales.

            INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended September 30, 2000 was $369,000 compared to $362,000 a year earlier. Interest expense for the nine month periods ended September 30, 2000 and 1999 was $1,348,000 and $1,327,000, respectively, reflecting somewhat lower average outstanding borrowings offset by higher interest rates. Interest income was slightly lower for the quarter and nine months ended September 30, 2000 compared to a year earlier.

            INCOME TAXES. The provision for income taxes was 29.6% of pre-tax income for the quarter ended September 30, 2000 compared to 41.7% during the third quarter of 1999. The Company's new operation in Taiwan incurred a loss during it's 1999 startup year for which no future tax benefits could be recorded. Taiwan's profits in 2000 have not been taxed as a result of carryover of these losses. For the first nine months of 2000, the tax rate was 35.9% compared to 35.4% for the corresponding period in 1999.

            NET INCOME. Net income for the third quarter of 2000 was $1,369,000, or $.16 per share, compared to $980,000, or $.11 per share, for the third quarter of 1999. Year to date 2000 net income was $5,514,000, or $.63 per share, compared to $4,520,000, or $.48 per share for the same 1999 period. The improvement in earnings was the result of the factors discussed above.

            EARNINGS PER SHARE. All earnings per share and weighted average share amounts are computed in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

QUARTERLY INFORMATION

            The following table sets forth certain quarterly financial data for each of the periods indicated.


                                                      Three Months Ended
                                         Mar. 31,    June 30,   Sept. 30,    Dec. 31,
                                           2000       2000        2000         2000
                                        ---------------------------------------------
                                             (in thousands, except per share data)
                                        ---------------------------------------------

 Net Sales                              $47,836     $47,773     $45,335

 Gross Profit                            15,702      15,796      14,432

 Income from operations                   3,781       3,686       2,424

 Net income                               2,162       1,983       1,369

 Diluted earnings per share                 .24         .23         .16
 Weighted average shares outstanding      8,934       8,680       8,715

                                                      Three Months Ended
                                         Mar. 31,    June 30,   Sept. 30,    Dec. 31,
                                           1999       1999        1999         1999
                                        ---------------------------------------------
                                             (in thousands, except per share data)
                                        ---------------------------------------------

 Net Sales                              $46,194     $45,881     $42,399     $44,059

 Gross Profit                            15,548      14,381      13,418      13,811

 Income from operations                   3,415       2,346       1,468       2,388

 Net income                               2,082       1,458         980       1,521

 Diluted earnings per share                 .22         .16         .11         .17
 Weighted average shares outstanding      9,431       9,342       9,265       9,035



LIQUIDITY AND CAPITAL RESOURCES

            Operating activities for the nine months ended September 30, 2000 generated cash of $14,756,000, compared to $24,593,000 generated during the same period in 1999, for a $9,837,000 net reduction in cash generation. The improving business conditions for the first nine months of 2000 required $2,471,000 of additional inventory, compared to a $6,145,000 inventory reduction during the same nine months of 1999, causing $8,616,000 of this reduced cash generation. Another $1,987,000 of lower cash generation resulted from the fact that the accounts receivable decrease of $2,951,000 during the first nine months of 2000 was less than the accounts receivable decrease of $4,938,000 a year earlier. Partially offsetting the above, the notes receivable increase of $594,000 during the first nine months of 2000 compared to an increase of $3,427,000 during the same period in 1999, caused a $2,833,000 increase in cash generation. An additional $994,000 of cash generation resulted from the increase in net income.

            Investing activities for the first nine months of 2000 used $3,253,000 compared to $3,626,000 for the same period of 1999.

            Financing activities used $11,823,000 in the first three quarters of 2000, compared to using $21,450,000 for the same nine months of 1999. The primary change was in debt, which declined $3,921,000 in the nine months ended September 30, 2000 after declining $12,206,000 in the same nine months of 1999. Purchases of treasury stock used $4,315,000 in the first nine months of 2000 and $5,178,000 during the same period in 1999.

            Hardinge's current ratio at September 30, 2000 was 3.90:1 compared to 4.52:1 at December 31, 1999.

            Hardinge provides long-term financing for the purchase of its equipment by qualified customers. The Company periodically sells portfolios of customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. Hardinge sold $19,743,000 of customer notes in the first nine months of 2000, compared to $8,766,000 during the same period of 1999.

            At September 30, 2000, Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. These facilities, along with other short term credit agreements, provide for immediate access of up to $64,000,000. At September 30, 2000, outstanding borrowings under these arrangements totaled $14,003,000.

            We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.



            THIS REPORT CONTAINS STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO THE FINANCIAL PERFORMANCE OF HARDINGE INC. IN 2000. SUCH STATEMENTS ARE BASED UPON INFORMATION KNOWN TO MANAGEMENT AT THIS TIME. THE COMPANY CAUTIONS THAT SUCH STATEMENTS NECESSARILY INVOLVE UNCERTAINTIES AND RISK AND DEAL WITH MATTERS BEYOND THE COMPANY'S ABILITY TO CONTROL, AND IN MANY CASES THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. AMONG THE MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS ARE FLUCTUATIONS IN THE MACHINE TOOL BUSINESS CYCLES, CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE U.S. OR INTERNATIONALLY, THE MIX OF PRODUCTS SOLD AND THE PROFIT MARGINS THEREON, THE RELATIVE SUCCESS OF THE COMPANY'S ENTRY INTO NEW PRODUCT AND GEOGRAPHIC MARKETS, THE COMPANY'S ABILITY TO MANAGE ITS OPERATING COSTS, ACTIONS TAKEN BY CUSTOMERS SUCH AS ORDER CANCELLATIONS OR REDUCED BOOKINGS BY CUSTOMERS OR DISTRIBUTORS, COMPETITORS' ACTIONS SUCH AS PRICE DISCOUNTING OR NEW PRODUCT INTRODUCTIONS, GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS, CHANGES IN THE AVAILABILITY AND COST OF MATERIALS AND SUPPLIES, THE IMPLEMENTATION OF NEW TECHNOLOGIES AND CURRENCY FLUCTUATIONS. ANY FORWARD-LOOKING STATEMENT SHOULD BE CONSIDERED IN LIGHT OF THESE FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ITS FORWARD-LOOKING STATEMENTS IF UNANTICIPATED EVENTS ALTER THEIR ACCURACY.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    Exhibits

               27.    Financial Data Schedule


         B.    Reports on Form 8-K

               1. Current Report on Form 8-K, filed August 3, 2000 in connection with a July 26, 2000 press release announcing that the Hardinge Inc. Repurchase Program was authorized to repurchase an additional one million shares.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HARDINGE INC.


November 9, 2000         By: /s/ Robert E. Agan
-------------------         -----------------------------------------------
Date                        Robert E. Agan
                            Chairman of the Board /CEO



November 9, 2000         By: /s/ J. Patrick Ervin
-------------------         -----------------------------------------------
Date                        J. Patrick Ervin
                            President/COO



November 9, 2000         By: /s/ Richard L. Simons
-------------------         -----------------------------------------------
Date                        Richard  L. Simons
                            Executive Vice President/CFO
                            (Principal Financial Officer)