Form 10-K405
period 2000-12-31
HARDINGE INC
filed 2001-03-14
CIK 313716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

 /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        FOR THE TRANSITION PERIOD FROM TO  .

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 2001:

       Common Stock, $.01 par value--$71,600,799.

    The number of shares outstanding of the issuer's common stock as of February 1, 2001:

       Common Stock, $.01 par value 8,914,896 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 14, 2001 are incorporated by reference to Part III of this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.--BUSINESS

GENERAL

    Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The Company has six wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge GmbH was established by the Company in Germany in 1987. In
November 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. (collectively referred to as "Kellenberger"). The Kellenberger, Inc. subsidiary was then liquidated in 1998. During 1996, Hardinge Shanghai Company, Ltd. was established near Shanghai, People's Republic of China. In December of 2000, Hardinge purchased 100% of the stock ownership of HTT Hauser Tripet Tschudin AG, based in Biel, Switzerland. Hardinge also owns a 51% interest in a newly formed company, Hardinge Taiwan Precision Machinery Limited, located in Nan Tou City, (Taiwan) Republic of China. The remaining 49% is owned by the management of Hardinge Taiwan Precision Machinery Limited. In May of 2000, Hardinge and EMAG Maschinenfabrik GmbH, of Germany established Hardinge EMAG GmbH in Leipzig, Germany. Each company owns 50% of the shares of Hardinge EMAG.

    The Company's headquarters is located in Chemung County, New York, which is on the south-central border of upstate New York. The Company has manufacturing facilities located in Chemung County, New York, St. Gallen, Switzerland, Nan Tou City, Taiwan, Leipzig, Germany, and Biel, Switzerland. The Company assembles machinery at its Shanghai, PRC facility for deliveries to customers in Asia. Hardinge manufactures the majority of the products it sells, purchasing a few machine accessories from other manufacturers for resale.

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

    In 1994, the Company expanded its machine tool line to include CNC vertical turning machines and traditional vertical machining centers. Prior to that, all of the Company's turning machines were horizontal which means that the spindle holding the rotating part and the turret holding the cutting tools are arranged on a horizontal plane. On a traditional vertical turning machine, the spindle and turret are aligned on a vertical plane, with the spindle on the bottom. A vertical turning machine permits the customer to produce larger, heavier and more oddly shaped parts on a machine that uses less floor space when compared to a traditional horizontal turning machine.

    In 2000, Hardinge formed a joint venture to market a new line of inverted spindle vertical turning lathes. These machines also have the spindle and turret aligned on a vertical plane, but the spindle is on top. This design allows for automatic "pick and place" of materials within the movements of the machine itself. Combined with a built in conveyor system, this allows unattended operation of the machine without the need for external robotic devices. These machines are suited for a wide range of smaller manufactured components and can support both small lot-size production requirements as well as high-volume manufacturing.

    A vertical machining center cuts material differently than a turning machine. These machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers as turning machines. A customer will be able to obtain machining centers with the same quality and reliability as the Company's turning machines and will be able to obtain both of them from a single supplier. The Company now produces a line of nine machining centers addressing a range of sizes, speeds and powers.

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

    At the end of 2000, Hardinge complemented its precision grinding technology of Kellenberger AG by adding HTT Hauser Tripet Tschudin AG to its grinding machine product line. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and moldmaking applications. Tripet and Tschudin product technology is focused on specialized grinding needs of high volume production customers.

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

    New product development is important to the Company's growth. Products are introduced each year to take advantage of new technologies available to the Company. These technologies generally allow the machine to run at higher speeds and with more power, thus increasing their efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another.

    Also, due to a chronic shortage of skilled labor, customers are looking for machines and accessories that can produce parts without an operator attending to the machine. New products introduced in recent years have been aimed at this need.

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

    In addition, the Company offers the most extensive line available in the industry of workholding and toolholding devices, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding and toolholding devices. It also offers a complete line of bar feed systems for its horizontal turning machines, which automatically feed the workpiece into the turning machine. In 2000, the Company introduced a line of indexing tables used to hold parts on vertical machining centers. These products can be installed on both Hardinge equipment and equipment of other manufacturers.

    The Company offers various warranties on its equipment and considers post-sales support to be a critical element of its business. Services provided include operation and maintenance training, in-field maintenance, and in-field repair. The Company's intent, where practical, is to provide readily available replacement parts throughout the life of the machine.

MARKETS AND DISTRIBUTION

    Sales are principally in the United States and Western Europe. In addition, sales are made to customers in Canada, China, Mexico, Japan, Australia and other foreign countries.

    The Company markets its machine tools through a combination of a direct sales force and through distributors and manufacturers' representatives. In the United States, Canada, and the United Kingdom, the company primarily uses a direct sales force, supplemented by distributors and manufacturers' representatives where appropriate. In the remainder of the world, sales are exclusively through distributors and agents. Generally, distributors have exclusive rights to sell the Company's products.

    The Company's direct sales personnel earn a fixed salary plus commission based upon a percentage of net sales. Certain of the Company's distributors operate independent businesses, purchase machine tools and non-machine products from the Company and maintain inventories of these products and spare parts for their customers, while other distributors only sell machine tools on behalf of the Company. The Company's commission schedule is adjusted to reflect the level of aftermarket support offered by its distributors.

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

    The Company's non-machine products mainly are sold in the United States through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, the Company is able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. The Company can package and ship items with heavy demand, within several hours. In other parts of the world, they are sold through distributor arrangements associated with machine sales.

    The Company promotes recognition of its products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, the Company markets its non-machine products through publication of general catalogues and other targeted catalogues, which it distributes to existing and prospective customers. The Company has a substantial presence on the internet at www.hardinge.com where customers can obtain information about the Company's products.

    A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, telecommunications, fiber optics, recreational equipment, farm equipment, construction equipment, energy, and transportation. Sales to the automobile industry accounted for 2%, 4% and 13% of the Company's net sales in 2000, 1999, and 1998, respectively.

    The Company operates in a single business segment, industrial machine tools.

COMPETITIVE CONDITIONS

    The primary competitive factors in the marketplace for the Company's machine tools are reliability, price, delivery time, service and technological characteristics. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. In the size and precision level the Company addresses with its turning machines and machining centers, the primary competition comes from several Japanese manufacturers. Several German manufacturers also compete with the Company, primarily in Europe. The Kellenberger and HTT machines compete with Japanese, German and other Swiss manufacturers. Hansvedt EDMs compete primarily with similar products produced by European and Asian builders. Management considers its segment of the industry to be extremely competitive. The Company believes that it brings superior quality, reliability, value, availability, capability and support to its customers.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company manufactures and assembles its lathes, one line of machining centers, Hansvedt electrical discharge machines and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant and HTT products are produced at its Biel, Switzerland facility. Hardinge produces its machining centers at its majority-owned subsidiary in Taiwan. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in recent years.

    A major component of the Company's CNC machines is the computer and related electronics package. The Company purchases these components for its lathes and machining centers primarily from Fanuc Limited, a large Japanese electronics company, except on occasions where a significant customer order specifies a different control. Also, in 2000, the Company announced the introduction of a Siemen's (a German control manufacturer) control on its line of machining centers. While the Company believes that design changes could be made to its machines to allow sourcing from several other existing suppliers, and occasionally does so for special orders, a disruption in the supply of the Fanuc components could cause the Company to experience a substantial disruption of its operations, depending on the circumstances at the time.

    The Company utilizes several quality and process control programs, including Total Quality Management. The Company's quality management system is certified to the ISO 9001 Quality Standard of the International Standards Organization. The ISO 9001 Quality System is an internationally accepted quality standard for commercial operations, such as product design verification, reviewing the quality of suppliers, imperfection and testing requirements and maintaining quality records. The Company believes that these initiatives have helped it maintain and improve the quality and reliability of its products.

RESEARCH AND DEVELOPMENT

    The Company's ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers with technical through doctorate degrees.

    The cost of research and development, all of which has been charged to operations, amounted to $6,992,000, $7,060,000, and $8,630,000, in 2000, 1999,
and 1998, respectively. The Company has also obtained significant new product knowledge through its Hardinge EMAG joint venture and its purchase of HTT.

PATENTS

    Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.

SEASONAL TRENDS AND WORKING CAPITAL REQUIREMENTS

    The Company's business, and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, the Company's quarterly results are subject to fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its U.S. and European customers' plants and the Company's policy of closing its New York facilities during the first two weeks of July. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

    The ability to deliver products within a short period of time is an important competitive criterion. Also, the Company feels it is important, where practical, to provide availability of replacement parts for a machine throughout its useful life. These factors contribute to a requirement that the Company carry significant amounts of inventory.

    For many years, the Company has periodically sold to various financial institutions, a substantial portion of the customer notes receivable generated by its customer financing program. While the Company's customer financing program has an impact on its month-to-month borrowings, it has had little long-term impact on its working capital requirements because of the sales of these notes.

BACKLOG

    The Company normally ships its machine products within two to three months after order. The Company's order backlog was $64,801,000 at December 31, 2000, including orders totaling $17,813,000 at HTT Hauser Tripet Tschudin AG. Excluding HTT, the backlog was $46,988,000, compared to $38,950,000 at December 31, 1999.

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

EMPLOYEES

    As of December 31, 2000 the Company employed 1,508 persons, 956 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

FOREIGN OPERATIONS AND EXPORT SALES

    Information related to foreign and domestic operations and sales is included in Note 6 to consolidated financial statements contained in this Annual Report. The Company believes that its subsidiaries operate in countries in which the economic climate is relatively stable.

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

Biel, Switzerland                Manufacturing, Engineering, Turnkey Systems                  4 acres
                                                                                       41,500 sq. ft.

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

Toronto, Canada                  Sales, Service                                5,800 sq. ft.      6/5/01

Charlotte, North Carolina        Sales, Service and Demonstration              6,400 sq. ft.     3/31/06

Cleveland, Ohio                  Sales, Service and Demonstration             10,000 sq. ft.     6/30/03

Shanghai, PRC                    Product Assembly, Sales, Service,            14,500 sq. ft.     7/31/02
                                 Demonstration and Administration

Nan Tou, Taiwan                  Manufacturing, Engineering, Marketing,      110,000 sq. ft.    12/31/19
                                 Sales, Service, Demonstration and
                                 Administration

Biel, Switzerland                Marketing, Sales, Service, and               17,400 sq. ft.     6/30/05
                                 Administration

ITEM 3.--LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is anticipated to be material to its financial condition or results of operations.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 2000, no matters were submitted to a vote of security holders.

PART II

ITEM 5.--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

                                                     2000 VALUES                       1999 VALUES
                                           -------------------------------   -------------------------------
                                             HIGH       LOW      DIVIDENDS     HIGH       LOW      DIVIDENDS
                                           --------   --------   ---------   --------   --------   ---------
QUARTER ENDED
  March 31...............................   $13.94     $ 9.06      $.14       $18.17     $14.13      $.14
  June 30................................    13.50       8.38       .14        18.38      13.75       .14
  September 30...........................    13.88       9.56       .14        17.38      14.81       .14
  December 31............................    14.25      10.44       .14        16.38      12.25       .14

    At February 1, 2001, there were 3,250 holders of record of common stock.

ITEM 6.--SELECTED FINANCIAL DATA

    The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA
Net sales.......................................  $189,479   $178,533   $259,625   $246,579   $220,295
Cost of sales...................................   128,531    121,375    167,528    164,161    145,264
                                                  --------   --------   --------   --------   --------
Gross profit....................................    60,948     57,158     92,097     82,418     75,031
Selling, general and administrative expenses....    48,279     47,541     57,507     49,959     45,058
Unusual expense (1).............................                             950      1,960
                                                  --------   --------   --------   --------   --------
Operating income................................    12,669      9,617     33,640     30,499     29,973
Interest expense................................     1,736      1,743      2,324      2,378      2,770
Interest (income)...............................      (582)      (565)      (597)      (705)      (889)
                                                  --------   --------   --------   --------   --------
Income before income taxes and minority interest
  in (profit) loss of consolidated subsidiary
  and (loss) in investment of equity company....    11,515      8,439     31,913     28,826     28,092
Income taxes....................................     3,631      3,054     11,630     10,886     10,804
Minority interest in (profit) loss of
  consolidated subsidiary.......................      (263)       656
(Loss) in investment of equity company..........       (89)
                                                  --------   --------   --------   --------   --------
Net income......................................  $  7,532   $  6,041   $ 20,283   $ 17,940   $ 17,288
                                                  ========   ========   ========   ========   ========

Per share data: (2)
Basic earnings per share: (2)
  Weighted average number of common shares
    outstanding.................................     8,755      9,287      9,432      9,357      9,249
  Earnings per share............................  $    .86   $    .65   $   2.15   $   1.92   $   1.87
                                                  ========   ========   ========   ========   ========
Diluted earnings per share: (2)
  Weighted average number of common shares
    outstanding.................................     8,794      9,287      9,434      9,427      9,336
  Earnings per share............................  $    .86   $    .65   $   2.15   $   1.90   $   1.85
                                                  ========   ========   ========   ========   ========
Cash dividends declared per share...............  $    .56   $    .56   $    .56   $    .53   $    .46
                                                  ========   ========   ========   ========   ========
BALANCE SHEET DATA
Working capital.................................  $118,042   $115,428   $130,550   $118,385   $116,256
Long-term portion of notes receivable...........    17,354     15,014     13,063     11,951     11,791
Total assets....................................   283,116    241,457    256,681    245,284    229,162
Long-term debt..................................    47,417     23,380     35,415     31,012     37,156
Shareholders' equity............................   169,463    171,714    179,795    163,184    147,545

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

(2) All share and per share data have been restated, where appropriate, to reflect the Company's three-for-two stock split in May, 1998.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

    NET SALES. Net sales for the year 2000 were $189,479,000 compared to $178,533,000 in 1999, an increase of $10,946,000, or 6.1%. Sales in the U.S.
market increased 7.4% to $124,484,000, or 65.7% of the total. Sales in Europe declined 5.0% to $43,289,000, or 22.9% of total sales. Other international sales rose 27.4% to $21,706,000 or 11.4% of sales. Sales to customers in the automotive industry declined to $2,911,000 in 2000, compared to $6,499,000 in 1999, and accounted for only 1.5% of total 2000 sales compared to 3.6% of total 1999 sales.

    Sales of machines represented 63.5% of 2000's total sales, with the balance of 36.5% represented by non-machine products and services. This compares to 1999's breakdown of 61.9% for machines and 38.1% for non-machine products and services.

    The Company's backlog of orders was $64,801,000 at December 31, 2000, including orders totaling $17,813,000 at HTT Hauser Tripet Tschudin AG (HTT), which Hardinge acquired on December 22, 2000. Excluding HTT, the backlog was $46,988,000, compared to $38,950,000 at December 31, 1999, representing a 20.6%
increase.

    GROSS PROFIT. Gross profit for 2000 was $60,948,000 compared to $57,158,000 during 1999. This $3,790,000 improvement includes both $3,503,000 due to the 6.1% increase in sales discussed above and $287,000 due to the gross margin percentage increase to 32.2% from 32.0% in 1999. Continued difficult worldwide market conditions caused significant price discounting in Hardinge's primary markets, often requiring continued selective discounting by the Company.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $48,279,000, or 25.5% of sales, during 2000, compared to $47,541,000, or 26.6% of sales in 1999. The Company continued with the cost control program begun in 1999 and accomplished this lower SG&A percentage despite the substantial promotional expenses incurred in 2000 for the bi-annual International Manufacturing Technology Show.

    INCOME FROM OPERATIONS. Income from operations was $12,669,000, or 6.7% of sales, during 2000, compared to $9,617,000, or 5.4% of sales for 1999. This improvement was due to the higher sales level and the cost reduction efforts, both described above.

    INTEREST EXPENSE. Interest expense totaled $1,736,000 in 2000 compared to $1,743,000 in the previous year. While interest rates were higher during most of 2000, the reduced average borrowing level, which benefited from the substantial operating cash flow more than offset the impact of the higher interest rates.

    INTEREST INCOME. Interest income, primarily derived from internally financed customer sales during both years, remained relatively flat, at $582,000 for 2000 compared to $565,000 for 1999.

    INCOME TAXES. Income taxes declined to 31.5% of pre-tax income, from 36.2% in 1999, primarily for three reasons: the new Hardinge Taiwan subsidiary's profitability allowed utilization of a tax loss carry-forward of $1,171,000 generated during its 1999 startup; the higher proportion of profits earned at foreign operations, which are generally taxed at lower rates; and the benefits from final resolution of multi-year tax audits in the U.S. and Canada.

    MINORITY INTEREST IN (PROFIT) OF CONSOLIDATED SUBSIDIARY. The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity which is recorded as a consolidated subsidiary. The $263,000 reduction in net income represents the minority stockholders' 49% share in that joint venture's 2000 net income.

    (LOSS) IN INVESTMENT OF EQUITY COMPANY. The new Hardinge EMAG GmbH joint venture generated an ($89,000) loss for Hardinge's 50% interest during its startup and initial four months of operation.

    NET INCOME. Net income increased to $7,532,000 for 2000, compared to $6,041,000 during 1999. The increased net income during 2000 was directly attributable to the higher sales level and other issues described above.

    EARNINGS PER SHARE. Earnings per share improved to $.86 per diluted share in 2000, compared to $.65 per diluted share in 1999, because of the higher net income together with the Company's repurchase of stock which resulted in the decline in weighted shares outstanding to 8,794,000 shares in 2000 compared to 9,287,000 shares in 1999. All earnings per share and weighted average share amounts are presented, and where appropriate, restated as diluted, to conform with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's current ratio at December 31, 2000 was 3.32:1 compared to 4.52:1 at December 31, 1999.

    Cash generated from operating activities was $17,808,000 in 2000, largely due to net income of $7,532,000 and the non-cash depreciation and amortization charges of $9,827,000 included therein. This compares to $6,041,000 and $10,458,000, respectively, in 1999. Accounts receivable declined $6,115,000, excluding HTT, despite the 6.1% increase in sales, compared to a $7,371,000 decrease in 1999. Inventories increased $6,850,000, or 8%, excluding HTT, due to both the higher sales level and requirements for several new product introductions.

    The Company provides long-term financing for the purchase of its equipment by qualified customers. The Company regards this program as an important part of its marketing efforts, particularly to independent machine shops. Customer financing is offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment. In the event of a customer default and foreclosure, which have been relatively uncommon, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized most of the remaining contract value.

    In order to reduce debt and finance current operations, the Company periodically sells a substantial portion of its underlying customer notes receivable to various financial institutions. In 2000, the Company sold $26,593,000 of customer notes compared to $16,852,000 sold during 1999, reflecting the higher sales volume previously discussed. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. Long-term customer notes receivable held by the Company totaled $17,354,000 and $15,014,000 at December 31, 2000 and December 31, 1999,
respectively.

    Total capital expenditures in 2000 were $3,171,000, which included new manufacturing equipment purchased to improve productivity at the Company's Elmira, New York production facility.

    During 2000, the Company used $4,013,000 of its cash to repurchase a portion of its own stock under a repurchase program announced on April 9, 1999.

    During 2000, the Company had revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. Notes issued under these revolving credit agreements are classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding either through the existing credit facilities or new borrowing arrangements. As of December 31, 2000, total borrowings under this credit line were $38,535,000, which includes the $24,071,000 temporary financing of the HTT Hauser Tripet Tschudin AG acquisition which the Company expects to refinance in 2001.

    The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks which permit borrowing in Swiss francs equivalent to approximately $5,550,000. At December 31, 2000, there were no borrowings under these agreements.

    The Company's HTT subsidiary maintains unsecured overdraft facilities with commercial banks which permit borrowing in Swiss francs equivalent to approximately $5,550,000. At December 31, 2000, total borrowings under these agreements were $5,033,000.

    These facilities, along with an $8,000,000 unsecured short-term line with another bank, provided for immediate access of up to $69,100,000 at December 31, 2000. Outstanding borrowings under these arrangements totaled $45,572,000 at that time.

    During the first quarter of 1996, the Company entered into a long term borrowing agreement for $17,750,000 with a syndication of banks. The proceeds were used to repay revolving loan borrowing which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments on this term loan began during 1996, and quarterly principal repayments commenced in 1998 and are due through February 28, 2003. The agreement contains financial and other covenants consistent with the revolving loan agreements.

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

    The Company's earnings are effected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $274,000 in 2000 and $150,000 in 1999, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a change of significant magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

    A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Switzerland, and Taiwan using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent purchases grinding machines manufactured in Switzerland by its Swiss subsidiaries. Likewise, it purchases vertical machining centers manufactured in Taiwan by its Taiwanese subsidiary. The Company's subsidiaries in the U.K., Germany, Switzerland and Canada sell products in native currency to customers in those countries. The Company's Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, German mark, New Taiwan Dollar, and Japanese yen. For example, when the U.K. pound or Swiss franc strengthens against other European currencies, the value of sales denominated in these other currencies decreases when translated to pounds or Swiss francs. When the U.S. dollar strengthens against the Japanese yen, the price of competitive Japanese imports to the United States decreases. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based purchases and sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge portions of its 3 to 6 months' planned purchase and sales transactions.

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

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement
No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2000. The Company adopted the new statement effective January 1, 2001. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has computed the effects of Statement 133 on the financial position of the Company as of January 1, 2001 and found them to be immaterial.

STAFF ACCOUNTING BULLETIN 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS

    Implementation of SAB 101 was required for fiscal years beginning after December 15, 1999. The Company has reviewed the provisions of SAB 101 and found that its existing revenue recognition practices are in compliance with these requirements.

TRANSFERS OF FINANCIAL ASSETS

    In September 2000, the Financial Accounting Standards Board issued Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which is effective for fiscal years ending after December 15, 2000. The Company has reviewed the provisions of the statement and has determined that its existing notes receivable contract sales are not impacted by the statement.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         HARDINGE INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2000

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................     18
Consolidated Balance Sheets.................................     19
Consolidated Statements of Income...........................     20
Consolidated Statements of Shareholders' Equity.............     21
Consolidated Statements of Cash Flows.......................     22
Notes to Consolidated Financial Statements..................     23

    Schedule II--Valuation and Qualifying Accounts is included in Item 14(a) of this report.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Hardinge Inc.

    We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

                                          ERNST & YOUNG LLP

Buffalo, New York
January 19, 2001

                         HARDINGE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS
Current assets:
  Cash......................................................  $  2,740   $  1,156
  Accounts receivable.......................................    45,276     46,218
  Notes receivable..........................................     7,185      7,594
  Inventories...............................................   102,780     85,640
  Deferred income taxes.....................................     5,065      4,207
  Prepaid expenses..........................................     5,825      3,367
                                                              --------   --------
Total current assets........................................   168,871    148,182

Property, plant and equipment:
  Land and buildings........................................    46,407     39,720
  Machinery, equipment and fixtures.........................    98,243     96,341
  Office furniture, equipment and vehicles..................     8,781      8,360
                                                              --------   --------
                                                               153,431    144,421
  Less accumulated depreciation.............................    77,561     72,156
                                                              --------   --------
                                                                75,870     72,265
Other assets:
  Notes receivable..........................................    17,354     15,014
  Deferred income taxes.....................................        66
  Goodwill..................................................    18,238      3,794
  Other.....................................................     2,717      2,202
                                                              --------   --------
                                                                38,375     21,010
                                                              --------   --------
Total assets................................................  $283,116   $241,457
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 17,477   $ 14,460
  Notes payable to bank.....................................     7,037        663
  Accrued expenses..........................................    17,672      9,292
  Accrued income taxes......................................     2,386      2,667
  Deferred income taxes.....................................     2,152      2,122
  Current portion of long-term debt.........................     4,105      3,550
                                                              --------   --------
Total current liabilities...................................    50,829     32,754

Other liabilities:
  Long-term debt............................................    47,417     23,380
  Accrued pension plan expense..............................     6,092      4,971
  Deferred income taxes.....................................     2,342      2,055
  Accrued postretirement benefits...........................     5,747      5,620
                                                              --------   --------
                                                                61,598     36,026
Equity of minority interest.................................     1,226        963

Shareholders' equity:
  Preferred stock, Series A, par value $.01 per share;
    Authorized 2,000,000; issued--none
  Common stock, $.01 par value:
    Authorized shares--20,000,000;
    Issued shares--9,919,992 at December 31, 2000 and
     1999...................................................        99         99
  Additional paid-in capital................................    61,542     61,760
  Retained earnings.........................................   130,955    128,325
  Treasury shares...........................................   (14,243)   (10,199)
  Accumulated other comprehensive loss--
    Foreign currency translation adjustment.................    (6,239)    (4,143)
  Deferred employee benefits................................    (2,651)    (4,128)
                                                              --------   --------
Total shareholders' equity..................................   169,463    171,714
                                                              --------   --------
Total liabilities and shareholders' equity..................  $283,116   $241,457
                                                              ========   ========

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net sales...................................................  $189,479   $178,533   $259,625
Cost of sales...............................................   128,531    121,375    167,528
                                                              --------   --------   --------
Gross profit................................................    60,948     57,158     92,097
Selling, general and administrative expenses................    48,279     47,541     57,507
Unusual expense.............................................                             950
                                                              --------   --------   --------
Income from operations......................................    12,669      9,617     33,640
Interest expense............................................     1,736      1,743      2,324
Interest (income)...........................................      (582)      (565)      (597)
                                                              --------   --------   --------
Income before income taxes and minority interest in (profit)
  loss of consolidated subsidiary and (loss) in investment
  of equity company.........................................    11,515      8,439     31,913
Income taxes................................................     3,631      3,054     11,630
Minority interest in (profit) loss of consolidated
  subsidiary................................................      (263)       656
(Loss) in investment of equity company......................       (89)
                                                              --------   --------   --------
Net income..................................................  $  7,532   $  6,041   $ 20,283
                                                              ========   ========   ========
Per share data:
Basic earnings per share:
Weighted average number of common shares outstanding........     8,755      9,287      9,432
                                                              ========   ========   ========
Earnings per share..........................................  $    .86   $    .65   $   2.15
                                                              ========   ========   ========
Diluted earnings per share:
Weighted average number of common shares outstanding........     8,794      9,287      9,434
                                                              ========   ========   ========
Earnings per share..........................................  $    .86   $    .65   $   2.15
                                                              ========   ========   ========
Cash dividends declared per share...........................  $    .56   $    .56   $    .56
                                                              ========   ========   ========

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                   ACCUMULATED
                                               ADDITIONAL                             OTHER       DEFERRED       TOTAL
                                     COMMON     PAID-IN     RETAINED   TREASURY   COMPREHENSIVE   EMPLOYEE   SHAREHOLDERS'
                                     STOCK      CAPITAL     EARNINGS    STOCK        INCOME       BENEFITS      EQUITY
                                    --------   ----------   --------   --------   -------------   --------   -------------
BALANCE AT DECEMBER 31, 1997......    $65        $58,065    $112,625   ($   552)     ($2,763)     ($4,256)      $163,184
Comprehensive Income
Net income........................                            20,283                                              20,283
  Other comprehensive income
    Foreign currency translation
      adjustment..................                                                       278                         278
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income..............                                                                                20,561
--------------------------------------------------------------------------------------------------------------------------
Dividends declared................                            (5,349)                                             (5,349)
3-for-2 stock split in the form of
  a dividend......................     33                        (33)
Issuance of 76,500 shares for
  long-term incentive plan........                 1,900                                           (1,900)
Shares issued pursuant to
  long-term incentive plan........                    50                    561                      (586)            25
Amortization (long-term incentive
  plan)...........................                                                                  1,900          1,900
Tax benefit from long-term
  incentive plan..................                   339                                                             339
Net purchase of treasury stock....                    (3)                  (862)                                    (865)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998......     98         60,351     127,526       (853)      (2,485)      (4,842)       179,795
Comprehensive Income
Net income........................                             6,041                                               6,041
  Other comprehensive (loss)
    Foreign currency translation
      adjustment..................                                                    (1,658)                     (1,658)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income..............                                                                                 4,383
--------------------------------------------------------------------------------------------------------------------------
Dividends declared................                            (5,242)                                             (5,242)
Issuance of 76,000 shares for
  long-term incentive plan........      1          1,367                                           (1,368)
Shares issued and forfeited
  pursuant to long-term incentive
  plan............................                  (260)                   250                       230            220
Amortization (long-term incentive
  plan)...........................                                                                  1,852          1,852
Tax benefit from long-term
  incentive plan..................                   390                                                             390
Net purchase of treasury stock....                   (88)                (9,596)                                  (9,684)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999......     99         61,760     128,325    (10,199)      (4,143)      (4,128)       171,714
Comprehensive Income
Net income........................                             7,532                                               7,532
  Other comprehensive (loss)
    Foreign currency translation
      adjustment..................                                                    (2,096)                     (2,096)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income..............                                                                                 5,436
--------------------------------------------------------------------------------------------------------------------------
Dividends declared................                            (4,902)                                             (4,902)
Shares issued and forfeited
  pursuant to long-term incentive
  plan............................                  (177)                   404                      (118)           109
Amortization (long-term incentive
  plan)...........................                                                                  1,595          1,595
Tax effect from long-term
  incentive plan..................                   (41)                                                            (41)
Net purchase of treasury stock....                                       (4,448)                                  (4,448)
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000......    $99        $61,542    $130,955   ($14,243)     ($6,239)     ($2,651)      $169,463
==========================================================================================================================

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net income..................................................  $ 7,532    $ 6,041    $20,283
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    9,827     10,458      9,024
  Provision for deferred income taxes.......................     (542)    (1,195)     2,162
  Foreign currency transaction loss (gain)..................      134        517        (71)
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    6,115      7,371      1,791
    Notes receivable........................................   (1,848)    (2,081)    (2,695)
    Inventories.............................................   (6,850)     4,103        860
    Other assets............................................   (1,596)      (151)      (974)
    Accounts payable........................................    2,348      3,605     (7,047)
    Accrued expenses........................................    2,559      5,152     (2,022)
    Accrued postretirement benefits.........................      129        230        184
                                                              -------    -------    -------
Net cash provided by operating activities...................   17,808     34,050     21,495

INVESTING ACTIVITIES
Capital expenditures--net...................................   (3,171)    (5,445)   (17,620)
Acquisition of HTT, net of cash acquired....................  (21,479)
Investment in Hardinge EMAG.................................   (1,338)
                                                              -------    -------    -------
Net cash (used in) investing activities.....................  (25,988)    (5,445)   (17,620)

FINANCING ACTIVITIES
Increase (decrease) in short-term notes payable to bank.....    1,383     (4,229)    (2,513)
Increase (decrease) in long-term debt.......................   17,385    (11,866)     5,107
Purchase of treasury stock..................................   (4,338)    (9,143)      (500)
Dividends paid..............................................   (4,902)    (5,242)    (5,349)
Funds provided by minority interest.........................      263        963
                                                              -------    -------    -------
Net cash provided by (used in) financing activities.........    9,791    (29,517)    (3,255)
Effect of exchange rate changes on cash.....................      (27)      (124)         7
                                                              -------    -------    -------
Net increase(decrease)in cash...............................    1,584     (1,036)       627
Cash at beginning of year...................................    1,156      2,192      1,565
                                                              -------    -------    -------
Cash at end of year.........................................  $ 2,740    $ 1,156    $ 2,192
                                                              =======    =======    =======

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers, electrical discharge machines and tooling and accessories related to metal cutting machines. Sales are principally in the United States and Western Europe. Sales are also made to customers in Canada, China, Mexico, Japan, Australia, and other foreign countries. A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include automotive, medical equipment, aerospace, defense, telecommunications, fiber optics, recreational equipment, farm equipment, construction equipment, energy and transportation.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated accounts do not include an unconsolidated subsidiary which is a joint venture in which the Company owns 50% of the stock but does not have control of operations.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PROPERTY, PLANT AND EQUIPMENT

    Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $7,691,000, $8,003,000, and $6,869,000 for 2000, 1999 and 1998, respectively.

GOODWILL

    Intangibles resulting from business acquisitions, comprised of costs in excess of net business assets acquired and brands and trademarks, are being amortized on a straight-line basis over periods ranging from 20 to 30 years. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Amortization expense was $144,000 for 2000, 1999 and 1998. Accumulated amortization was $492,000 and $348,000 at December 31, 2000 and 1999, respectively.

INCOME TAXES

    The Company accounts for income taxes using the liability method according to Financial Accounting Standards Board Statement No. 109. Under this method, deferred tax assets and liabilities are determined

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

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

DERIVATIVE FINANCIAL INSTRUMENTS

    Gains and losses on foreign exchange contracts designated as hedges of specific transactions are accrued as exchange rates change and are recognized in income. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries are accrued as exchange rates change and are recognized in the comprehensive income section of the Shareholders' Equity as a foreign currency translation adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments are deferred and included in the measurement of the related foreign currency transaction.

    The Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2000. The Company will adopt the new statement effective January 1, 2001. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    Based on the Company's actual derivative positions as of January 1, 2001, the Company has determined the cumulative effects of adoption, which are not material.

RESEARCH AND DEVELOPMENT COSTS

    The cost of research and development, all of which has been charged to operations, amounted to $6,992,000, $7,060,000, and $8,630,000 in 2000, 1999 and
1998, respectively.

EARNINGS PER SHARE

    Earnings per share is computed using the weighted average number of shares of common stock outstanding during the year. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock. Restricted shares awarded under the Company's long-term incentive stock plans are treated as issued shares at time of award and are treated for diluted earnings per share as outstanding in accordance with the treasury stock method over the

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) period of their vesting. The number of shares outstanding has been adjusted to reflect the stock transactions as explained in Note 5 to the financial statements.

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

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

                                                              DECEMBER 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                             (IN THOUSANDS)
Finished products........................................  $ 36,766   $37,361
Work-in-process..........................................    32,727    25,572
Raw materials and purchased components...................    33,287    22,707
                                                           --------   -------
                                                           $102,780   $85,640
                                                           ========   =======

2. ACQUISITION AND JOINT VENTURE

    On December 22, 2000, the Company completed the acquisition of 100% of the outstanding stock of HTT Hauser Tripet Tschudin AG, a Biel, Switzerland based manufacturer of grinding machines. The Company paid $31,659,000, including assumed debt and acquisition expenses. The acquisition was funded using the Company's revolving loan agreement and the Company anticipates refinancing during 2001. The acquisition has been accounted for as a purchase effective December 31, 2000.

    The purchase price was allocated based on the fair value of assets and liabilities as of the date of acquisition, resulting in goodwill of $14,098,000. On the basis of an unaudited pro-forma consolidation of the results of operations, as if the acquisition had taken place on January 1, 1999, consolidated net sales for the combined companies would have been $225,700,000 and $213,189,000 for the years ended December 31, 2000 and 1999, respectively. Consolidated net income would have been $7,373,000 and $5,764,000 and earnings per share would have been $0.84 and $0.62 for the years of 2000 and 1999, respectively. These

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

2. ACQUISITION AND JOINT VENTURE (CONTINUED) pro-forma results reflect additional depreciation on the step-up in basis of certain fixed assets acquired, interest expense that would have been incurred to finance the purchase, and amortization of the goodwill recorded for the purchase. The pro-forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999 or of future results of operations of the consolidated entities.

    On May 9, 2000, the Company entered into an agreement with EMAG Maschinenfabrik GmbH of Leipzig, Germany to manufacture inverted spindle vertical lathes in Germany. The joint venture, Hardinge EMAG GmbH, was capitalized with a Company contribution of $1,500,000 of cash for a 50% interest. The joint venture is recorded as an unconsolidated subsidiary herein; the joint venture is accounted for using the equity method of accounting for investments.

3. FINANCING ARRANGEMENTS

    Long-term debt consists of:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Note payable, under revolving loan agreement, with
  interest averaging 5.20% at December 31, 2000 (5.13% in
  1999)...................................................  $38,535    $15,392
Note payable, under term loan agreement, due in quarterly
  installments of $887,500 through February 28, 2003, with
  an effective interest rate of 4.49% at December 31,
  2000....................................................    7,988     11,538
Mortgages payable under terms of various loan agreements
  with interest averaging 6.85% at December 31, 2000......    4,999
                                                            -------    -------
                                                             51,522     26,930
Less current portion......................................    4,105      3,550
                                                            -------    -------
                                                            $47,417    $23,380
                                                            =======    =======

    In August 1997, the Company entered into an unsecured credit arrangement with three banks which provides for borrowing in several currencies up to the equivalent of $50,000,000 on a revolving loan basis through August 1, 2002. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a fixed percentage. A commitment fee of 1/4 of 1% is payable on the unused portion of the facility. At December 31, 2000, total borrowings under the facility were $38,535,000. Approximately $1,495,000 of the borrowing was denominated in British pounds sterling and $26,540,000 in Swiss francs, which included $24,071,000 for temporary financing of the acquisition of HTT Hauser Tripet Tschudin AG in December 2000. At December 31, 1999, total borrowings under the facility were $15,392,000. Approximately $1,615,000 of the borrowing was denominated in British pounds sterling and $6,277,000 in Swiss francs.

    In May 1998, the Company entered into an interest swap arrangement with a financial institution which effectively fixed the interest rate on $15,000,000 of the Company's revolving debt at 6.01% through June 2003. On July 15, 1999, the amount of the swap was reduced to $10,000,000.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

3. FINANCING ARRANGEMENTS (CONTINUED)

    All debt under the revolving credit arrangements has been classified as long-term debt, as it is the Company's intention to maintain the principal amounts outstanding through the existing credit facilities.

    In February 1996, the Company entered into an unsecured term loan arrangement with a syndication of banks for the purpose of financing its November 1995 acquisition of L. Kellenberger & Co. AG. The loan provides for repayment of the outstanding principal in twenty equal installments beginning May 1998. Interest is charged on the debt based on LIBOR plus a fixed percentage. At December 31, 2000 and 1999, the balance owed on this loan was $7,988,000 and $11,538,000, respectively. In February 1996, the Company entered into a cross-currency interest rate swap agreement which effectively converted the $17,750,000 term loan to a borrowing of 21,000,000 Swiss francs with an effective interest rate of 4.49%. In December 2000, that swap arrangement was bifurcated into two separate swap agreements, a cross currency swap, and an interest rate swap. The cross currency swap, which effectively converts the remaining term loan principal to Swiss francs, has been designated as a hedge against the Company's net investment in Kellenberger. The interest rate swap effectively converts the floating interest rate to a fixed rate.

    The Company also has a $8,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. As of December 31, 2000, outstanding loans under this agreement totaled $2,000,000 with interest payable at 7.06%. There were no outstanding loans on this line at December 31, 1999. The agreement is negotiated annually and requires no commitment fee.

    The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs equivalent to approximately $5,550,000. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2000, there were no borrowings under these lines. At December 31, 1999, total borrowings under these lines were $663,000 with an average interest rate of 6.43%.

    The Company's HTT Hauser Tripet Tschudin subsidiary maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs equivalent to approximately $5,550,000. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2000, total borrowings under these lines were $5,033,000 with an average interest rate of 7.18%. HTT is also obligated under terms of various mortgage agreements with commercial banks on its factory building. These loans are secured by the property and have unspecified maturities. At
December 31, 2000 total balances outstanding on these loans were $4,999,000 at an average interest rate of 6.85%.

    Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to earnings and earnings to interest cost. Subsequent to year end, the Company and it's creditors amended certain of these requirements in order to include Hauser Tripet Tschudin, acquired as discussed in note 2, in the calculations.

    Interest paid in 2000, 1999, and 1998 totaled $1,684,000, $1,765,000, and
$2,086,000, respectively.

    The Company conducts some of its manufacturing, sales and service operations from leased office space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $2,219,000, $1,755,000, and $1,871,000 during the years ended December 31, 2000, 1999, and 1998, respectively. Future minimum payments under noncancelable operating leases as of December 31, 2000 total $16,400,000, with payments over the next five years of $2,140,000, $1,995,000, $1,550,000, $1,001,000, and $909,000, respectively.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

3. FINANCING ARRANGEMENTS (CONTINUED)
    The Company has provided financing terms of up to seven years for qualified customers who purchase equipment. The Company may choose, when appropriate, to sell underlying notes receivable contracts to financial institutions to reduce debt and finance current operations. During 2000, 1999, and 1998, the Company sold notes totaling $26,593,000, $16,852,000, and $39,939,000, respectively. The remaining outstanding balance of all notes sold as of December 31, 2000 and 1999 was $65,282,000 and $63,659,000, respectively. Gains and losses from the sales of notes receivable have not been material. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes.

    In September 2000, the Financial Accounting Standards Board issued Statement No. 140 ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, which is effective for fiscal years ending after December 15, 2000. The Company has reviewed the provisions of the statement, and has determined that their existing notes receivable contract sales are not impacted by the statement.

4. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2000 and 1999, the Company had state investment tax credits expiring at various dates through the year 2010, and foreign tax credit carryforwards expiring in 2001 for which no benefit has been recognized in the financial statements.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax assets:
  Federal and state tax credit carryforwards..............  $ 5,053    $ 4,898
  Postretirement benefits.................................    2,194      2,143
  Deferred employee benefits..............................    2,437      2,137
  Accrued pension.........................................    2,421      1,978
  Inventory valuation.....................................    1,633      1,434
  Other...................................................    2,414      2,044
                                                            -------    -------
                                                             16,152     14,634
  Less valuation allowance................................    5,053      5,260
                                                            -------    -------
    Total deferred tax assets.............................   11,099      9,374
                                                            -------    -------
Deferred tax liabilities:
  Tax over book depreciation..............................    6,908      6,683
  Margin on installment sales.............................      270        220
  Other...................................................    3,284      2,441
                                                            -------    -------
  Total deferred tax liabilities..........................   10,462      9,344
                                                            -------    -------
  Net deferred tax assets.................................  $   637    $    30
                                                            =======    =======

    Pre-tax income was $6,111,000, $6,968,000, and $27,611,000 from domestic operations and $5,404,000, $1,471,000, and $4,302,000 from foreign operations for 2000, 1999, and 1998, respectively.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

4. INCOME TAXES (CONTINUED)
    Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Current:
  Federal........................................  $ 2,912    $ 3,072    $ 7,270
  Foreign........................................    1,379        447        693
  State..........................................      565        637      1,446
                                                   -------    -------    -------
      Total current..............................    4,856      4,156      9,409
                                                   -------    -------    -------
Deferred:
  Federal........................................   (1,028)    (1,236)     1,420
  Foreign........................................      (59)       255        617
  State..........................................     (138)      (121)       184
                                                   -------    -------    -------
      Total deferred.............................   (1,225)    (1,102)     2,221
                                                   -------    -------    -------
                                                   $ 3,631    $ 3,054    $11,630
                                                   =======    =======    =======

    Income tax payments totaled $5,728,000, $651,000, and $11,239,000 in 2000,
1999 and 1998, respectively.

    The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the consolidated statements of income. The income tax rate decreased in 2000 primarily for three reasons: the new Hardinge Taiwan subsidiary's profitability allowed utilization of a tax loss-carryforward of $1,171,000 generated during it's 1999 startup; the higher proportion of profits earned at foreign operations, which are generally taxed at lower rates; and the benefits from final resolution of multi-year tax audits in the U.S. and Canada.

                                                            2000          1999          1998
                                                          --------      --------      --------
Federal income taxes....................................    35.0%         35.0%         35.0%
State income taxes......................................     2.4           3.9           3.3
Other...................................................    (5.9)         (2.7)         (1.9)
                                                            ----          ----          ----
                                                            31.5%         36.2%         36.4%
                                                            ====          ====          ====

    Undistributed earnings of the foreign subsidiaries, which amounted to approximately $20,781,000 at December 31, 2000, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

5. SHAREHOLDERS' EQUITY

TREASURY SHARES

    The number of shares of common stock in treasury was 1,051,846, 686,059, and 40,909 at December 31, 2000, 1999 and 1998, respectively. During 2000, the Company purchased 390,232 shares and distributed 33,320 shares and had 8,875 shares forfeited pursuant to the long-term incentive plan. In 1999, the Company purchased 652,080 shares and distributed 33,030 shares with 26,100 shares forfeited pursuant to the plan. In 1998, the Company purchased a net 40,143 treasury shares and distributed 23,450 shares from treasury pursuant to the long-term incentive plan.

COMPANY STOCK REPURCHASE PROGRAM

    On April 9, 1999, Hardinge announced a stock repurchase program. The Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's stock, or approximately 10% of the total shares outstanding. The Company purchased 900,351 shares under the program through July 25, 2000. On July 26, 2000, Hardinge announced that its Board of Directors expanded the Company's stock buyback program by authorizing a plan to repurchase up to an additional one million shares of stock. No shares have been purchased under the new plan.

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

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

5. SHAREHOLDERS' EQUITY (CONTINUED)
RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement
No. 128:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Numerator:
  Net income.......................................   $7,532     $6,041    $20,283
  Numerator for basic earnings per share...........    7,532      6,041     20,283
  Numerator for diluted earnings per share.........    7,532      6,041     20,283

Denominator:
  Denominator for basic earnings per share
    --weighted average shares......................    8,755      9,287      9,432
  Effect of diluted securities:
    Restricted stock and stock options.............       39                     2
                                                      ------     ------    -------
  Denominator for diluted earnings per share
    --adjusted weighted average shares.............    8,794      9,287      9,434
                                                      ======     ======    =======
Basic earnings per share...........................   $  .86     $  .65    $  2.15
                                                      ======     ======    =======
Diluted earnings per share.........................   $  .86     $  .65    $  2.15
                                                      ======     ======    =======

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

6.  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

    The Company operates in one business segment--industrial machine tools. Domestic and foreign operations consist of:

                                                          YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------
                                             2000                  1999                  1998
                                      -------------------   -------------------   -------------------
                                       UNITED    WESTERN     UNITED    WESTERN     UNITED    WESTERN
                                       STATES    EUROPEAN    STATES    EUROPEAN    STATES    EUROPEAN
                                       OPER.      OPER.      OPER.      OPER.      OPER.      OPER.
                                      --------   --------   --------   --------   --------   --------
                                                              (IN THOUSANDS)
Sales
Gross domestic sales................  $124,484   $ 38,092   $115,932   $ 38,572   $179,951   $ 45,358
Export sales........................    41,468     17,058     39,512     10,688     54,482     13,630
                                      --------   --------   --------   --------   --------   --------
                                       165,952     55,150    155,444     49,260    234,433     58,988
Less interarea eliminations.........    19,308     12,315     16,791      9,380     23,120     10,676
                                      --------   --------   --------   --------   --------   --------
Total net sales.....................  $146,644   $ 42,835   $138,653   $ 39,880   $211,313   $ 48,312
                                      ========   ========   ========   ========   ========   ========
Operating income....................  $  7,795   $  4,874   $  6,283   $  3,334   $ 29,264   $  4,376
                                      ========   ========   ========   ========   ========   ========
Net income..........................  $  4,316   $  3,216   $  3,798   $  2,243   $ 17,474   $  2,809
                                      ========   ========   ========   ========   ========   ========
Identifiable assets.................  $193,358   $ 89,758   $195,475   $ 45,982   $205,020   $ 51,661
                                      ========   ========   ========   ========   ========   ========

    Export sales from Hardinge's U.S. operations include the following:

Sales to Western European
  customers.........................  $  2,504              $  6,173              $  7,943
Sales to affiliated companies.......    19,308                16,791                23,120
Sales to customers in the remainder
  of the world......................    19,656                16,548                23,419
                                      --------              --------              --------
                                      $ 41,468              $ 39,512              $ 54,482
                                      ========              ========              ========

    Sales attributable to Western European Operations are based on those sales generated by subsidiaries located in Europe.

    Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales. Operating income excludes interest income and interest expense directly attributable to the related operations.

    No single customer accounted for more than 5% of consolidated sales in 2000 or 1999. In 1998, sales to one customer in the automotive industry represented approximately 5% of consolidated sales.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

7.  EMPLOYEE BENEFITS

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

    A summary of the components of net periodic pension cost and postretirement benefit costs is presented below.

                                                        PENSION BENEFITS                POSTRETIREMENT BENEFITS
                                                 ------------------------------   ------------------------------------
                                                    YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                   2000       1999       1998       2000          1999          1998
                                                   ----       ----       ----       ----          ----          ----
                                                         (IN THOUSANDS)                      (IN THOUSANDS)
Service cost...................................   $2,424     $2,472     $2,020      $130          $134          $148
Interest cost..................................    4,724      4,401      4,178       447           431           459
Expected return on plan assets.................   (6,095)    (5,519)    (5,072)       --            --            --
Amortization of prior service cost.............      264        264        264       (24)          (24)          (24)
Amortization of transition obligation..........     (174)      (174)      (174)       --            --            --
Amortization of (gain) loss....................      (22)        --         --        11            37            70
                                                  ------     ------     ------      ----          ----          ----
Net periodic benefit cost......................   $1,121     $1,444     $1,216      $564          $578          $653
                                                  ======     ======     ======      ====          ====          ====

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

7.  EMPLOYEE BENEFITS (CONTINUED)
    A summary of the Pension and Postretirement Plans' funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

                                                                                    POSTRETIREMENT
                                                         PENSION BENEFITS              BENEFITS
                                                        -------------------       -------------------
                                                           DECEMBER 31,              DECEMBER 31,
                                                          2000       1999           2000       1999
                                                        --------   --------       --------   --------
                                                          (IN THOUSANDS)            (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period.............  $64,362    $64,206        $ 6,167    $ 6,366
Service cost..........................................    2,424      2,472            130        134
Interest cost.........................................    4,724      4,401            447        431
Plan participants' contributions......................       --         --            380        305
Actuarial(gain)loss...................................   (4,642)    (3,782)        (1,024)      (416)
Benefits paid.........................................   (3,208)    (2,935)          (818)      (653)
                                                        -------    -------        -------    -------
Benefit obligation at end of period...................   63,660     64,362          5,282      6,167
                                                        -------    -------        -------    -------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period......   70,647     65,185             --         --
Actual return on plan assets..........................    2,359      8,397             --         --
Employer contribution.................................       --         --            437        348
Plan participants' contributions......................       --         --            381        305
Benefits paid.........................................   (3,208)    (2,935)          (818)      (653)
                                                        -------    -------        -------    -------
Fair value of plan assets at end period...............   69,798     70,647             --         --
                                                        -------    -------        -------    -------
RECONCILIATION OF FUNDED STATUS:
Funded status.........................................    6,138      6,285         (5,282)    (6,167)
Unrecognized net actuarial(gain)loss..................  (12,881)   (11,997)          (225)       811
Unrecognized transition (asset)or obligation..........   (1,394)    (1,568)            --         --
Unrecognized prior service cost.......................    2,045      2,309           (240)      (264)
                                                        -------    -------        -------    -------
Prepaid (accrued) benefit cost........................  $(6,092)   $(4,971)       $(5,747)   $(5,620)
                                                        =======    =======        =======    =======

    Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

                                                                    PENSION           POSTRETIREMENT
                                                                   BENEFITS              BENEFITS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                                ----       ----       ----       ----
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate...............................................    7.75%      7.50%      7.50%      7.50%
Expected return on plan assets..............................    9.50%      9.50%       N/A        N/A
Rate of compensation increase...............................    4.50%      4.50%       N/A        N/A

    The increase in the discount rate from 7.50% to 7.75% in 2000 decreased the benefit obligation for pension benefits by $2,016,000 at December 31, 2000.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

7.  EMPLOYEE BENEFITS (CONTINUED)
    Pension plan assets include 383,886 shares and 333,886 shares of the Company's common stock valued at approximately $5,470,000 and $4,361,000 at December 31, 2000 and 1999, respectively. Dividends paid on those shares were $201,000 and $149,000 in 2000 and 1999 respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

    The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) used to calculate the liability for the postretirement benefits was assumed to be 8.5% at December 31, 1999, decreasing gradually to 5.5% by the year 2006 and remaining at that level thereafter. The annual rate of increase in the per capita cost of covered health care benefits was assumed to be 8.0% at December 31, 2000, decreasing gradually to 5.5% by the year 2006 and remaining at that level thereafter.

    In 1998, the postretirement benefit plan changed from a self-funded plan to an insured plan under third party coverage.

    The health care cost trend rate assumption does not have a significant effect on the amounts reported due to the 125% cap on the Company's portion of the medical plan claims. A one percentage point increase in the assumed health care cost trend rates would not increase the accumulated postretirement benefit obligation but would increase the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for 2000 by $9,000.

GROUP HEALTH PLANS

    The Company has contributory group benefit plans which provide medical benefits to all of its domestic employees.

SAVINGS PLAN

    The Company maintains a 401(k) plan which covers all eligible domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% to 20% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributes to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match is in Hardinge Inc. common stock. The Company contributed $342,000, $376,000, and $363,000 in 2000, 1999 and 1998 respectively, for this match. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

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

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

7.  EMPLOYEE BENEFITS (CONTINUED)
    During 2000, certain officers were awarded a total of 23,000 restricted shares of common stock. In 1999, certain officers were awarded a total of 79,000 restricted shares of common stock and 21,000 shares were granted to key managers. During 1998, 98,500 shares of restricted common stock were awarded. In 2000, restrictions on 72,521 shares from the Incentive Stock Plans were released and 8,875 shares were forfeited. In 1999, restrictions on 236,183 shares were released and 26,100 shares were forfeited. Restrictions on 99,725 shares were released during 1998.

    As of December 31, 2000, a total of 444,696 restricted shares of common stock were outstanding under the plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

    Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $316,000, $1,573,000, and $2,486,000 in 2000, 1999 and 1998, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 2000, 1999 and 1998, totaled $2,651,000, $4,128,000,and $4,842,000, respectively, and is included in deferred employee benefits as a reduction of shareholders' equity.

    Stock options for 5,250, 5,250, and 15,750, shares were issued in 2000, 1999 and 1998, respectively under the 1996 Plan. As of December 31, 2000, a total of 102,500 options remained outstanding under the plan. The options expire ten years from the date of issue and vest over periods varying from immediate vesting to three years. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Application of the fair value method, however, would not have a material impact on the financial statements.

FOREIGN OPERATIONS

    The Company also has employees in certain foreign countries that are covered by defined contribution and benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

8.  FINANCIAL INSTRUMENTS

    At December 31, 2000 and 1999, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreement and of mortgages classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are repriced on a short-term basis.

    In May 1998, the Company entered into a five year interest rate swap arrangement with a financial institution (See Note 3). At December 31, 2000 and 1999, the fair market value of this instrument was $(53,000) and $211,000, respectively.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

8.  FINANCIAL INSTRUMENTS (CONTINUED)
    The carrying amount of the term loan dated February 1996 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into a seven-year cross-currency interest rate swap agreement (see Note 3). In December 2000 this agreement was terminated and re-written as two separate agreements, a currency swap, and a separate interest rate swap. At December 31, 2000 the fair market values of the separate currency and interest rate swaps were $2,017,000 and $(38,000), respectively. The fair value of the combined instrument was $2,633,000 at December 31, 1999. The fair market values of these instruments are based on current settlement value as determined by a financial institution.

    The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 2000 and 1999 the carrying value of these notes approximated the fair value.

    The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Gains or losses from these contracts have not been material. At December 31, 2000 and 1999, the Company had notional principal amounts of approximately $6,410,000 and $5,746,000 in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

CONCENTRATION OF CREDIT RISK

    The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company offers financing terms of up to seven years for its customers in the United States and Canada and files a lien against the equipment purchased under those terms. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 2000 and 1999, 6% and 12%, respectively, of the accounts receivable were from the three major U.S. automobile manufacturers, with receivables from one representing 5% of consolidated accounts receivable at December 31, 1999. In addition, at December 31, 2000 and 1999, receivables from the Company's distributor in France totaled 7% and 10%, respectively, of the consolidated accounts receivable. The Company holds a security interest in any of its equipment held by the distributor for inventory or demonstration purposes.

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

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2000

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Summarized quarterly financial information for 2000 and 1999 is as follows:

                                                                           QUARTER
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
2000
Net sales...............................................  $47,836    $47,773    $45,335    $48,535
Gross profit............................................   15,702     15,796     14,432     15,018
Income from operations..................................    3,781      3,686      2,424      2,778
Net income..............................................    2,162      1,983      1,369      2,018
Basic earnings per share:
  Weighted average shares outstanding...................    8,852      8,680      8,715      8,718
  Earnings per share....................................      .24        .23        .16        .23
Diluted earnings per share:
  Weighted average shares outstanding...................    8,934      8,680      8,715      8,718
  Earnings per share....................................      .24        .23        .16        .23

1999
Net sales...............................................  $46,194    $45,881    $42,399    $44,059
Gross profit............................................   15,548     14,381     13,418     13,811
Income from operations..................................    3,415      2,346      1,468      2,388
Net income..............................................    2,082      1,458        980      1,521
Basic earnings per share:
  Weighted average shares outstanding...................    9,460      9,338      9,264      9,026
  Earnings per share....................................      .22        .16        .11        .17
Diluted earnings per share:
  Weighted average shares outstanding...................    9,431      9,342      9,265      9,035
  Earnings per share....................................      .22        .16        .11        .17

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

ITEM 9.--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.--DIRECTORS AND OFFICERS OF THE REGISTRANT

    Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 14, 2001. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

                                LIST OF EXECUTIVE OFFICERS OF THE REGISTRANT
                                --------------------------------------------
                                                  EXECUTIVE
                                                   OFFICER
NAME                                     AGE        SINCE               POSITIONS AND OFFICES HELD
----                                   --------   ---------             --------------------------
Robert E. Agan.......................     62        1978      Chairman of the Board, and Chief Executive
                                                              Officer since April, 2000; Chairman of the
                                                              Board, President and Chief Executive Officer
                                                              1998-1999; Chairman of the Board and Chief
                                                              Executive Officer in 1997; Chairman of the
                                                              Board, President and Chief Executive Officer in
                                                              1996; President and Chief Executive Officer
                                                              1984-1995; President and Chief Operating
                                                              Officer in 1983; Executive Vice President and
                                                              Chief Operating Officer 1980-1982; Vice
                                                              President--Employee Relations 1978-1979; member
                                                              of Board of Directors of the Company since
                                                              1980.

J. Patrick Ervin.....................     43        1996      President and Chief Operating Officer since
                                                              April, 2000; Executive Vice
                                                              President--Operations, August 1998--March 2000;
                                                              Senior Vice President of Operations, Mfg., Eng.
                                                              and Marketing, April 1998--July 1998; Vice
                                                              President--Sales & Marketing 1996--March 1998;
                                                              General Manager, Machine Tool Operations in
                                                              1996; Director, Sales & Marketing 1992-1996;
                                                              Director of Materials & Purchasing 1990-1992;
                                                              Superintendent, Machine Operations 1989-1990,
                                                              Various other Company positions 1978-1989.

Richard L. Simons....................     45        1996      Executive Vice President, Chief Financial
                                                              Officer and Assistant Secretary since April,
                                                              2000; Senior Vice President, Chief Financial
                                                              Officer and Assistant Secretary, in 1999; Vice
                                                              President--Finance 1996-1998; Controller
                                                              1987-1996; Assistant Treasurer 1985-1987;
                                                              Manager Financial Accounting 1983-1984.

Douglas C. Tifft.....................     46        1988      Senior Vice President--Administration since
                                                              April, 2000; Vice President--Administration
                                                              1998-1999; Vice President--Employee Relations
                                                              since 1988. Various other Company positions
                                                              1978-1988.

                                LIST OF EXECUTIVE OFFICERS OF THE REGISTRANT
                                --------------------------------------------
                                                  EXECUTIVE
                                                   OFFICER
NAME                                     AGE        SINCE               POSITIONS AND OFFICES HELD
----                                   --------   ---------             --------------------------
Joseph T. Colvin.....................     57        1996      Vice President--Manufacturing since October,
                                                              1996; Manufacturing Director, Machine
                                                              Operations 1994-1996; Formerly Vice President
                                                              Operations, General Manager, Inertial Guidance
                                                              Test Equipment and Original Equipment
                                                              Manufacturing, Contraves, Inc., 1994; President
                                                              and CEO, Modern Manufacturing, 1993; President,
                                                              Inland Motor Division, Kollmorgen Corp.,
                                                              1987-1992.

Thomas T. Connelly...................     53        1984      Treasurer since 1995; Senior Vice
                                                              President--General Manager Workholding
                                                              Operations 1991--1994; Senior Vice President
                                                              1987-1990; Vice President and Assistant to the
                                                              President 1985--1986; Treasurer and Assistant
                                                              to the President in 1984; Treasurer in 1983;
                                                              Assistant Treasurer in 1982.

ITEM 11.--EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 14, 2001.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 14, 2001.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference from the Registrants's proxy statement filed with the Commission on March 14, 2001

                                    PART IV

ITEM 14.--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

    (2) The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

               (a) Schedule II--Valuation and Qualifying Accounts

                         HARDINGE INC. AND SUBSIDIARIES

                                                              ADDITIONS CHARGED TO:
                                                   BALANCE    ----------------------                 BALANCE
                                                   AT BEG.     COSTS &      OTHER                    AT END
                                                  OF PERIOD   EXPENSES     ACCOUNTS    DEDUCTIONS   OF PERIOD
                                                  ---------   ---------   ----------   ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)
Year ended December 31, 2000:
  Allowance for Bad Debts.......................   $  562      $1,243       $  (5)(1)    $  837 (2)  $  963
  Reserve for Obsolete Inventory................    2,258       1,092          (8)(1)       642 (3)   2,700
                                                   ------      ------       -----        ------      ------
    Total.......................................   $2,820      $2,335       $ (13)       $1,479      $3,663
                                                   ======      ======       =====        ======      ======
Year ended December 31, 1999:
  Allowance for Bad Debts.......................   $  463      $1,412       $ (49)(1)    $1,264 (2)  $  562
  Reserve for Obsolete Inventory................    2,331         432         (73)(1)       432 (3)   2,258
                                                   ------      ------       -----        ------      ------
    Total.......................................   $2,794      $1,844       $(122)       $1,696      $2,820
                                                   ======      ======       =====        ======      ======
Year ended December 31, 1998:
  Allowance for Bad Debts.......................   $1,115      $  699       $  22 (1)    $1,373 (2)  $  463
  Reserve for Obsolete Inventory................    2,299         359          32 (1)       359 (3)   2,331
                                                   ------      ------       -----        ------      ------
  Total.........................................   $3,414      $1,058       $  54        $1,732      $2,794
                                                   ======      ======       =====        ======      ======

       (1) Currency translation for balances recorded in foreign currencies, charged to Cumulative Translation Adjustment.

       (2) Uncollectable accounts written off, net of recoveries.

       (3) Slow-moving parts inventories written down to net recoverable market value.

    (3) Exhibits filed as part of this Report: See (c) below.

(b) Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report:

    Current Report on 8-K, regarding an October 26, 2000 press release announcing earnings for the third quarter 2000.

    Current Report on 8-K, regarding a December 20, 2000 press release announcing that Hardinge Inc. had reached a definitive agreement to Purchase 100% of the stock ownership of HTT Hauser Tripet Tschudin AG, a leading manufacturer of precision grinding machines based in Biel, Switzerland.

(c) Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:

        ITEM                                               DESCRIPTION
        ----                                               -----------
         4.1            --         Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on
                                   May 24, 1995, incorporated by reference from the
                                   Registrant's Form 8-A, filed with the Securities and
                                   Exchange Commission on May 19, 1995.

         4.2            --         By-Laws of Hardinge Inc. as amended November 19, 1996,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1996.

         4.3            --         Amendment to the By-Laws of Hardinge Inc. dated
                                   February 22, 2000 incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 2000.

         4.4            --         Section 719 through 726 of the New York Business Corporation
                                   Law, incorporated by reference from the Registrant's
                                   Form 10, effective June 29, 1987.

         4.5            --         Specimen of certificate for shares of Common Stock, par
                                   value $.01 per share, of Hardinge Inc., incorporated by
                                   reference from the Registrant's Form 8-A, filed with the
                                   Securities and Exchange Commission on May 19, 1995.

         4.6            --         Form of Rights Agreement, dated as of May 16, 1995, between
                                   Hardinge Inc. and American Stock Transfer and Trust Company,
                                   incorporated by reference from the Registrant's Form 8-A,
                                   filed with the Securities and Exchange Commission on
                                   May 23, 1995.

         4.7            --         Amended Form of Rights Agreement, dated as of
                                   August 25,1997 between Hardinge Inc. and Fifth Third Bank, incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on
                                   September 29, 1997.

         4.8            --         Stock Repurchase Program incorporated by reference from the
                                   Registrant's Form 8-K filed with the Securities & Exchange
                                   Commission on April 16, 1999.

         4.9            --         Stock Repurchase Program incorporated by reference from the
                                   Registrant's Form 8-K filed with the Securities & Exchange
                                   Commission on August 3, 2000.

        10.1            --         Swap Transaction Agreement effective June 1, 1998 between
                                   Hardinge Inc. and The Chase Manhattan Bank incorporated by reference from the Registrant's Form 10-Q for the quarter
                                   ended September 30, 1998.

        10.2            --         Credit Agreement dated as of August 1, 1997 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended September 30,
                                   1997.

        10.3            --         Amendment Number One dated December 11, 2000 to the Credit
                                   Agreement dated as of August 1, 1997 among Hardinge Inc. and the Bank's signatory thereto and the Chase Manhattan Bank as
                                   Agent.

        10.4            --         Credit Agreement dated as of February 28, 1996 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1996.

        10.5            --         Amendment Number One dated August 1, 1997 to Credit
                                   Agreement dated as of February 28, 1996 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended September 30,
                                   1997.

        10.6            --         Amendment Number Two dated December 11, 2000 to the Credit
                                   Agreement dated as of February 28, 1996 and amended
                                   August 1, 1997 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent.

        ITEM                                               DESCRIPTION
        ----                                               -----------
        10.7            --         $8,000,000 Master Note among Hardinge Inc. and Chemung Canal
                                   Trust Company dated July 23, 1996, incorporated by reference from the Registrant's Form 10-K for the year ended
                                   December 31, 1996.

        10.8            --         Stock Purchase Agreement dated as of November 15, 1995
                                   between Hardinge Inc. and L. Kellenberger & Co. AG,
                                   incorporated by reference from the Registrant's Form 8-K, as amended, dated November 29, 1995.

        10.9            --         The 1996 Hardinge Inc. Incentive Stock Plan as adopted by
                                   shareholders at the April 23, 1996 annual meeting,
                                   incorporated by reference from the Registrant's Form 10-Q
                                   for the quarter ended June 30, 1996.

        10.10           --         Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8
                                   (No. 33-65049).

       *10.11           --         Employment Agreement with Joseph T. Colvin effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.

       *10.12           --         Employment Agreement with J. Patrick Ervin effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.

       *10.13           --         Employment Agreement with Richard L. Simons effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.

       *10.14           --         Employment Agreement with Daniel P. Soroka effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.

       *10.15           --         Employment Agreement with Robert E. Agan dated as of
                                   April 1, 1995, incorporated by reference from the
                                   Registrant's Registration Statement on Form S-2
                                   (No. 33-91644).

       *10.16           --         Employment Agreement with Douglas C. Tifft dated as of
                                   April 1, 1995, incorporated by reference from the
                                   Registrant's Registration Statement on Form S-2
                                   (No. 33-91644).

       *10.17           --         Hardinge Inc. 1993 Incentive Stock Plan, incorporated by
                                   reference from the Registrant's Form 10-K for the year ended
                                   December 31, 1993.

       *10.18           --         The 1988 Hardinge Inc. Incentive Stock Plan, as adopted by shareholders at the annual meeting of shareholders held on
                                   May 17, 1988, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended June 30, 1988.

       *10.19           --         First Amendment to Hardinge Inc. 1988 Incentive Stock Plan,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1993.

       *10.20           --         Hardinge Inc. Executive Supplemental Pension Plan,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1993.

       *10.21           --         Form of Deferred Directors Fee Plan, incorporated by
                                   reference from the Registrant's Registration Statement on
                                   Form S-2 (No. 33-91644).

       *10.22           --         Description of Incentive Cash Bonus Program, incorporated by reference from the Registrant's Registration Statement on
                                   Form S-2 (No. 33-91644).

        21              --         Subsidiaries of the Company.

        23              --         Consent of Ernst & Young LLP, Independent Auditors.

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

                                                                       HARDINGE INC.
                                                       ---------------------------------------------
                                                                        (REGISTRANT)

February 20, 2001                                                    /s/ ROBERT E. AGAN
                                                       ---------------------------------------------
                                                                       Robert E. Agan
                                                       CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER
                                                                        AND DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 20, 2001                                                   /s/ J. PATRICK ERVIN
                                                       ---------------------------------------------
                                                                      J. Patrick Ervin
                                                           PRESIDENT AND CHIEF OPERATING OFFICER

February 20, 2001                                                  /s/ RICHARD L. SIMONS
                                                       ---------------------------------------------
                                                                     Richard L. Simons
                                                          EXECUTIVE VICE PRESIDENT/CHIEF FINANCIAL
                                                              OFFICER AND ASSISTANT SECRETARY
                                                               (PRINCIPAL FINANCIAL OFFICER)

February 20, 2001                                                 /s/ RICHARD B. HENDRICK
                                                       ---------------------------------------------
                                                                    Richard B. Hendrick
                                                                    CORPORATE CONTROLLER
                                                               (PRINCIPAL ACCOUNTING OFFICER)

February 20, 2001                                                   /s/ DANIEL J. BURKE
                                                       ---------------------------------------------
                                                                      Daniel J. Burke
                                                                          DIRECTOR

February 20, 2001                                                   /s/ RICHARD J. COLE
                                                       ---------------------------------------------
                                                                      Richard J. Cole
                                                                          DIRECTOR

February 20, 2001                                                    /s/ JAMES L. FLYNN
                                                       ---------------------------------------------
                                                                       James L. Flynn
                                                                          DIRECTOR

February 20, 2001                                                   /s/ E. MARTIN GIBSON
                                                       ---------------------------------------------
                                                                      E. Martin Gibson
                                                                          DIRECTOR

February 20, 2001                                                 /s/ DOUGLAS A. GREENLEE
                                                       ---------------------------------------------
                                                                    Douglas A. Greenlee
                                                                          DIRECTOR

February 20, 2001                                                   /s/ J. PHILIP HUNTER
                                                       ---------------------------------------------
                                                                      J. Philip Hunter
                                                                   DIRECTOR AND SECRETARY

February 20, 2001                                                   /s/ ALBERT W. MOORE
                                                       ---------------------------------------------
                                                                      Albert W. Moore
                                                                          DIRECTOR