Form 10-Q
period 2001-03-31
HARDINGE INC
filed 2001-05-11
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001



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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


      As of March 31, 2001 there were 8,903,755 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I    Financial Information                                                  Page

          Item 1. Financial Statements

                  Consolidated Balance Sheets at March
                  31, 2001 and December 31, 2000.                                  3

                  Consolidated Statements of Income and Retained Earnings
                  for the three months ended March 31, 2001 and 2000.              5

                  Condensed Consolidated  Statements of Cash Flows for
                  the three months ended March 31, 2001 and 2000.                  6

                  Notes to Consolidated Financial Statements.                      7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                             11

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risks                                                     14

Part II   Other Information

          Item 1. Legal Proceedings                                                15

          Item 2. Changes in Securities                                            15

          Item 3. Default upon Senior Securities                                   15

          Item 4. Submission of Matters to a Vote of Security Holders              15

          Item 5. Other Information                                                15

          Item 6. Exhibits and Reports on Form 8-K                                 15

          Signatures                                                               16

PART I, ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                         March 31,       Dec. 31,
                                           2001           2000
                                       ---------------------------
                                        (Unaudited)
Assets
Current assets:
    Cash                                 $  1,526       $  2,740
    Accounts receivable                    46,080         45,276
    Notes receivable                        7,750          7,185
    Inventories                           106,805        102,780
    Deferred income taxes                   4,954          5,065
    Prepaid expenses                        5,756          5,825
                                       ---------------------------
Total current assets                      172,871        168,871


Property, plant and equipment:
    Property, plant and equipment         152,974        153,431
    Less accumulated depreciation          78,995         77,561
                                       ---------------------------
                                           73,979         75,870


Other assets:
    Notes receivable                       15,802         17,354
    Deferred income taxes                      67             66
    Goodwill                               17,564         18,238
    Other                                   3,982          2,717
                                       ---------------------------
                                           37,415         38,375



                                       ---------------------------
Total assets                             $284,265       $283,116
                                       ===========================




See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                 March 31,       Dec. 31,
                                                                   2001           2000
                                                              -----------------------------
                                                                (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                             $  20,502      $  17,477
    Notes payable to bank                                            9,370          7,037
    Accrued expenses                                                15,265         17,672
    Accrued income taxes                                               808          2,386
    Deferred income taxes                                            4,003          2,152
    Current portion long-term debt                                   4,068          4,105
                                                              -----------------------------
Total current liabilities                                           54,016         50,829


Other liabilities:
    Long-term debt                                                  46,269         47,417
    Accrued pension plan expense                                     6,414          6,092
    Deferred income taxes                                            3,161          2,342
    Accrued postretirement benefits                                  5,755          5,747
                                                              -----------------------------
                                                                    61,599         61,598

Equity of minority interest                                          1,378          1,226

Shareholders' equity:
    Preferred stock, Series A, par value $.01:
      Authorized - 2,000,000; issued - none
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued shares - 9,919,992 at March 31, 2001
      and December 31, 2000                                             99             99
    Additional paid-in capital                                      61,188         61,542
    Retained earnings                                              131,927        130,955
    Treasury shares                                                (13,560)       (14,243)
    Accumulated other comprehensive income                          (9,244)        (6,239)
    Deferred employee benefits                                      (3,138)        (2,651)
                                                              -----------------------------
Total shareholders' equity                                         167,272        169,463

                                                              -----------------------------
Total liabilities and shareholders' equity                       $ 284,265      $ 283,116
                                                              =============================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (In Thousands, Except Per Share Data)

                                                                  Three months ended
                                                                       March 31,
                                                                   2001         2000
                                                               ------------------------
Net Sales                                                       $  58,433    $  47,836
Cost of sales                                                      39,221       32,134
                                                               ------------------------
Gross profit                                                       19,212       15,702

Selling, general and administrative expenses                       15,313       11,921
                                                               ------------------------
Income from operations                                              3,899        3,781

Interest expense                                                      862          354
Interest (income)                                                    (129)        (111)
                                                               ------------------------
Income before income taxes and minority interest
  in consolidated subsidiary and investment of equity
  company                                                           3,166        3,538
Income  taxes                                                         958        1,451
Minority interest in (profit) loss of consolidate subasidiary        (152)          75
Profit in investment of equity company                                137
                                                               ------------------------
Net income                                                          2,193        2,162

Retained earnings at beginning of period                          130,955      128,325
Less dividends declared                                             1,221        1,263
                                                               ------------------------
Retained earnings at end of period                              $ 131,927    $ 129,224
                                                               ========================

Per share data:
Basic earnings per share                                        $     .25    $     .24
                                                               ========================
   Weighted average number
     of common shares outstanding                                   8,705        8,852
                                                               ========================

Diluted earnings per share                                      $     .25    $     .24
                                                               ========================
   Weighted average number
     of common shares outstanding                                   8,711        8,934
                                                               ========================

Cash Dividends Declared                                         $     .14    $     .14
                                                               ========================



See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

                                                     Three Months Ended
                                                           March 31,
                                                         2001      2000
                                                    ---------------------
Net cash provided by (used in)  operating activities   $   149    ($1,685)

Investing activities:
   Capital expenditures                                 (1,893)      (787)
   Investment in Hardinge EMAG                            (137)         0
                                                    ---------------------
Net cash (used in) investing activities                 (2,030)      (787)


Financing activities:
   Increase  in short-term notes payable to bank         2,652      5,258
   (Decrease) increase in long-term debt                  (514)     2,642
   (Purchase) of treasury stock                           (338)    (3,880)
   Dividends paid                                       (1,221)    (1,264)
   Funds provided by minority interest                     152          0
                                                    ---------------------
Net cash provided by financing activities                  731      2,756


Effect of exchange rate changes on cash                    (64)       (14)

                                                    ---------------------
Net (decrease) increase in cash                        ($1,214)   $   270
                                                    =====================


See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2001


NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000. The Company operates in only one business segment - industrial machine tools.

      The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of January 1, 2001. See Note E below.

NOTE  B--INVENTORIES

      Inventories are summarized as follows (dollars in thousands):

                                         March 31,     December 31,
                                           2001            2000
                                        -----------------------------
Finished products                        $  36,872       $ 36,766
Work-in-process                             35,829         32,727
Raw materials and purchased components      34,104         33,287
                                        ------------  ---------------
                                         $ 106,805      $ 102,780
                                        ============  ===============



NOTE C--COMPANY STOCK REPURCHASE PROGRAM

      On April 9, 1999 Hardinge announced a stock repurchase program. The Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. The Company purchased 900,351 shares under the program through July 25, 2000. On July 26, 2000, the Board of Directors expanded the Company's stock buyback program by authorizing a plan to repurchase up to an additional 1.0 million shares of stock. No shares have been purchased under the new plan.

MARCH 31, 2001


NOTE D--EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

      Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 EARNINGS PER SHARE. Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:


                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          2001          2000
                                                        -----------------------
                                                        (dollars in thousands)
Numerator:
   Net income                                            $2,193         $2,162
   Numerator for basic earnings per share                 2,193          2,162
   Numerator for diluted earnings per share               2,193          2,162

Denominator:
   Denominator for basic earnings per share
     -weighted average shares (in thousands)              8,705          8,852
   Effect of diluted securities:
     Restricted stock and stock options (in thousands)        6             82
                                                        -----------------------
   Denominator for diluted earnings per share
     -adjusted weighted average shares (in thousands)     8,711          8,934

Basic earnings per share                                 $  .25         $  .24
                                                        =======================
Diluted earnings per share
                                                         $  .25         $  .24
                                                        =======================

NOTE E-- DERIVATIVES AND HEDGING ACTIVITIES

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (Statement 133), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The Statement, which was adopted by the Company on January 1, 2001, requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The adoption of Statement 133 on January 1, 2001, resulted in a cumulative effect of an accounting change recognized as a credit of $25,000 in other comprehensive income.

      For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge

MARCH 31, 2001

(i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

CASH FLOW HEDGING STRATEGY

      To protect against the increase in value of forecasted foreign currency cash flows resulting from purchases of inventory and subsequent payment of related accounts payable to and from foreign subsidiaries over the year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted purchases and related accounts payable denominated in foreign currencies with forward contracts. When the applicable currency strengthens significantly against the foreign currencies, the increase in value of future foreign currency cost of sales or translation adjustment of related accounts payable is offset by gains in the value of the forward contracts designated as hedges. Conversely, when the applicable currency weakens, the decrease in the value of future foreign currency cash flows is offset by losses in the value of the forward contracts.

      The Company has entered into interest rate swap agreements that effectively convert a portion of its floating-rate debt to a fixed-rate basis for the next two to seven years, thus reducing the impact of interest-rate changes on future interest expense. Approximately 57% of the Company's outstanding debt was designated as the hedged items to interest rate swap agreements at March 31, 2001.

      At March 31, 2001, the Company expects to reclassify $(128,000) of net gains (losses) on derivative instruments from accumulated other comprehensive income to earnings during the next twelve months due to actual sales of products, adjustments of foreign-currency denominated payables and the payment of variable interest associated with the floating rate debt. The amount of gains and losses associated with the ineffective portion of hedging instruments during the quarter ended March 31, 2001 was not material.

HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

      The Company uses forward foreign exchange contracts to protect the value of its investments in its foreign subsidiaries in Switzerland. Realized and unrealized gains and losses from these hedges are not included in the income statement, but are shown in the cumulative translation adjustment account included in other comprehensive income, with the related amounts due to or from counterparties included in other liabilities or other assets.

      During the quarter ended March 31, 2001, the Company recognized $58,000 of net gains, included in the cumulative translation adjustment, related to the forward foreign exchange contracts.

      See Note F below for the impacts of Statement 133 on Other Comprehensive Income in the three months ended March 31, 2001.

MARCH 31, 2001

NOTE F--REPORTING COMPREHENSIVE INCOME

      During the three months ended March 31, 2001 and 2000, the components of total comprehensive income consisted of the following (dollars in thousands):

                                                          Three months ended
                                                               March 31,
                                                         2001             2000
                                                      -----------      -----------
Net Income                                              $ 2,193          $ 2,162
   Other Comprehensive (Loss) Income:
      Foreign currency translation adjustments           (3,482)            (994)
      Cumulative effect of accounting change                 25
      Unrealized gain (loss) on derivative instruments:
           Cash flow hedges                                (668)
           Net investment hedges                          1,120              344
                                                      -----------      -----------
               Other comprehensive (loss)                (3,005)            (650)
                                                      -----------      -----------
Total Comprehensive (Loss) Income                       $  (812)         $ 1,512
                                                      ===========      ===========


      Accumulated other comprehensive income at January 1, 2001 includes $2,621,000 and $1,000 related to net accumulated derivative gains (losses) associated with net investment hedges and cash flow hedges, respectively. Accumulated other comprehensive income at March 31, 2001 includes $4,149,000 and $(630,000) related to net accumulated derivative gains (losses) associated with net investment hedges and cash flow hedges, respectively.

PART I, ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following are management's comments relating to Hardinge's results of operations for the three month periods ended March 31, 2001 and 2000 and in the Company's financial condition at March 31, 2001.

RESULTS OF OPERATIONS

      NET SALES. Net sales for the quarter ended March 31, 2001 were 22.2% greater than the first quarter of 2000, increasing $10,597,000 to $58,433,000. The acquisition of HTT Hauser Tripet Tschudin (HTT) on December 22, 2000 contributed sales of $8,706,000 to this increase.

      Sales in the U.S. market were $27,426,000 in the quarter ended March 31, 2001, down 16.2% or $5,307,000 from the $32,733,000 for the same three months of 2000. This was directly due to the reduced machine tool demand in the U.S. market. Sales to European customers increased 83.7% to $18,744,000 in the quarter ended March 31, 2001, from $10,204,000 in the first quarter of 2000. HTT contributed $5,300,000 of this $8,540,000 increase. Other international sales, primarily to customers in Asia, rose 150.3% to $12,263,000 in the first quarter of 2001, compared to $4,899,000 in the same three months in 2000. This includes $6,700,000 of increased sales to Asian customers.

      Machine sales accounted for 68.2% of revenues for the quarter ended March 31, 2001 compared to 63.8% for the same period last year. Sales of non-machine products and services made up the balance.

      The Company's order rate rose 27.3% to $62,078,000 in the quarter ended March 31, 2001 compared to $48,772,000 for the same quarter last year. Excluding HTT, the order rate rose 8.6% from one year earlier. The backlog at March 31, 2001 was $68,446,000, which was 71.6% higher than a year earlier. Excluding HTT, the backlog was 26.0% greater than at March 31, 2000. The March 31, 2001 backlog was also 5.6% above the December 31, 2000 backlog, which included HTT.

      GROSS PROFIT. Expressed as a percentage of net sales, gross margin for the three months ended March 31, 2001 was 32.9% compared to 32.8% one year earlier. While competitive price discounting continued in both domestic and international markets, the benefits from on-going cost control efforts at the Company's manufacturing facilities, and limited price increases, more than offset the impacts of inflation.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $15,313,000, or 26.2% of sales, during the first quarter of 2001 compared to $11,921,000, or 24.9% of sales, one year earlier. Excluding $175,000 for amortization of the Goodwill from the HTT acquisition, SG&A was 25.9 % of sales, compared to the full-year 2000 average of
25.5 %.

      INCOME FROM OPERATIONS. Income from operations rose to $3,899,000 or 6.7% of sales, for the quarter ended March 31, 2001, compared to $3,781,000, or 7.9% of sales, for the same three month period one year earlier. These improvements are the result of higher sales levels, as discussed above.

      INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended March 31, 2001 was $862,000 compared to $354,000 a year earlier. This increase includes $424,000 of interest on debt incurred from the HTT acquisition. Other increased borrowing, as discussed in Liquidity and Capital Resources below, was partially offset by lower interest rates in the quarter ended March 31, 2001. Interest income was $129,000, compared to $111,000 one year earlier.

      INCOME TAXES. The provision for income taxes was 30.3% of pre-tax income for the quarter ended March 31, 2001, compared to 41.0% during the first quarter of 2000. The quarter ended March 31, 2000 tax rate was unusually high, due to losses at several foreign subsidiaries. By comparison, the average tax rate incurred for the year 2000 was 31.5%. The quarter ended March 31, 2001 tax rate was lower than normal due to a higher proportion of taxable income earned in foreign jurisdictions with lower tax rates.

      NET INCOME. Net income for the first quarter of 2001 was $2,193,000, or $.25 per share, compared to $2,162,000, or $.24 per share, in the first quarter of 2000. The improvement in earnings was the result of the factors discussed above.

      EARNINGS PER SHARE. All earnings per share and weighted average share amounts are computed in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.


QUARTERLY INFORMATION

      The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                 Three Months Ended
                                      Mar. 31,   June 30,  Sept. 30, Dec. 31,
                                        2001       2001      2001      2001
                                    -------------------------------------------
                                       (in thousands, except per share data)
                                    -------------------------------------------
Net Sales                              $58,433
Gross Profit                            19,212
Income from operations                   3,899
Net income                               2,193
Diluted earnings per share                 .25
Weighted average shares outstanding      8,711

                                                 Three Months Ended
                                      Mar. 31,   June 30,  Sept. 30, Dec. 31,
                                        2000       2000      2000      2000
                                    -------------------------------------------
                                       (in thousands, except per share data)
                                    -------------------------------------------
Net Sales                              $47,836   $47,773   $45,335   $48,535
Gross Profit                            15,702    15,796    14,432    15,018
Income from operations                   3,781     3,686     2,424     2,778
Net income                               2,162     1,983     1,369     2,018
Diluted earnings per share                 .24       .23       .16       .23
Weighted average shares  outstanding     8,934     8,680     8,715     8,718

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities for the three months ended March 31, 2001 generated cash of $149,000, compared to $1,685,000 of cash consumed in operating activities during the same three months of 2000, for a $1,834,000 increase in cash generation. There were two major components of cash generation. An increase of $3,639,000 in trade payables for the first three months of 2001 compared to a reduction of $2,854,000 for the same period in 2000 generated $6,493,000. Similarly, a reduction of $475,000 in notes receivable during the first quarter of 2001 compared to an increase of $4,069,000 during the same period of 2000 raised an additional $4,544,000 of cash. Offsetting this cash generation was an increase in inventory of $5,934,000 during the first three months of 2001 compared to a reduction of $88,000 a year earlier, for a use of cash of $6,022,000. Also, accrued expenses decreased by $2,997,000 during the first quarter of 2001 compared to an increase of $1,673,000 fir the first quarter of 2000, using an additional $4,670,000 of cash. Whereas most of the trade payables increase is due to the increased inventories, the note receivable decrease was due to the fact that customer notes receivable were sold during the first quarter of 2001 as described below whereas no such sale occurred during the first quarter of 2000.

      Investing activities for the first three months of 2001 used $2,030,000, including $1,893,000 for capital expenditures, compared to $787,000 for the same period of 2000. Capital expenditures were primarily for increased capacity at the Kellenberger AG facility in Switzerland.

      Financing activities provided $731,000 in the first three months of 2001, compared to $2,756,000 provided in the same three months of 2000. The primary changes were in debt, which increased $2,138,000 in the first three months of 2001 after increasing $7,900,000 in the same three months of 2000. Purchases of treasury stock used $338,000 in the first three months of 2001 compared to $3,880,000 during the same period in 2000 when the Company's stock repurchase plan was very active.

      Hardinge's current ratio at March 31, 2001 was 3.20:1 compared to 3.32:1 at December 31, 2000.

      Hardinge provides long-term financing for the purchase of its equipment by qualified customers. The Company periodically sells portfolios of customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. Hardinge sold $6,024,000 of customer notes in the first three months of 2001, compared to no notes sales during the first three months of 2000.

      Hardinge maintains a revolving loan agreement with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. These facilities, along with other short term credit agreements, provide for immediate access of up to $68,910,000. At March 31, 2001, outstanding borrowings under these arrangements totaled $23,941,000.

      During March 2001 the Company entered into a $24,000,000 unsecured term loan agreement with a U.S. bank for the purpose of providing funds to finance the Company's acquisition of HTT Hauser Tripet Tschudin AG. The December 2000 acquisition had previously been financed temporarily using the Company's revolving loan agreement. The new arrangement is a seven year term loan with quarterly interest payments through March 2008 and equal quarterly principal payments over the last five years, beginning with the first principal payment in June 2003. Interest is charged on the debt based on LIBOR plus a fixed percentage. The Company also entered into cross currency and interest rate swaps in March 2001 which effectively convert the $24,000,000 term loan to a borrowing of 39,540,000 Swiss francs with an effective interest rate of 4.33%. The cross currency swap has been designated as a hedge against the Company's net investment in HTT while the interest rate swap has been designated as a cash flow hedge. Both swaps are accounted for in accordance with provisions of Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as explained in the footnotes to the financial statements.

      We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      The Company adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES as of January 1, 2001. See Note E above.




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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A.    Exhibits

               4.1 Amendment to the By-Laws of Hardinge Inc. dated February 20, 2001.

               10.1 Amendment Number Two dated February 5, 2001 to the Credit Agreement dated as of August 1, 1997 and amended December 11, 2000 among Hardinge Inc. and the Bank's signatory thereto and the Chase Manhattan Bank as Agent.

               10.2 Amendment Number Three dated February 5, 2001 to the Credit Agreement dated as of February 28, 1996 and amended August 1, 1997 and December 11, 2000 among Hardinge Inc. and the Bank's signatory thereto and the Chase Manhattan Bank as Agent.

               10.3 $8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated February 8, 2001.

               10.4 Term Loan Agreement and Term Loan Promissory Note dated as of March 20, 2001 among Hardinge Inc. and KeyBank National Association .

             * 10.5 Employment Agreement with Richard B. Hendrick effective February 1, 2001.

             * 10.6 Employment Agreement with Clive M. Danby effective April 1, 2001.

 .---------------------------
*Management contract or arrangement


         B.    Reports on Form 8-K

               None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HARDINGE INC.


May 10, 2001             By: /s/ J. Patrick Ervin
-----------------            --------------------------------
Date                         J. Patrick Ervin
                             President/CEO


May 10, 2001             By: /s/ Richard L. Simons
-----------------            --------------------------------
Date                         Richard L. Simons
                             Executive Vice President/CFO
                             (Principal Financial Officer)


May 10, 2001             By: /s/ Richard B. Hendrick
-----------------            --------------------------------
Date                         Richard  B. Hendrick
                             Vice President and Controller
                             (Principal Accounting Officer)