Form 10-Q
period 2001-06-30
HARDINGE INC
filed 2001-08-10
CIK 313716

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001



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

      As of June 30, 2001 there were 8,854,959 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I    Financial Information                                        Page

          Item 1. Financial Statements

                  Consolidated Balance Sheets at June 30, 2001 and
                  December 31, 2000.                                     3

                  Consolidated Statements of Income and Retained
                  Earnings for the three months ended June 30,
                  2001 and 2000 and the six months ended June 30,
                  2001 and 2000.                                         5

                  Condensed Consolidated  Statements of Cash Flows
                  for the six months ended June 30, 2001 and 2000.       6

                  Notes to Consolidated Financial Statements.            7

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.                  10

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risks                                          14

Part II   Other Information

          Item 1. Legal Proceedings                                     14

          Item 2. Changes in Securities                                 14

          Item 3. Default upon Senior Securities                        14

          Item 4. Submission of Matters to a Vote of Security Holders   14

          Item 5. Other Information                                     14

          Item 6. Exhibits and Reports on Form 8-K                      15

          Signatures                                                    16

PART I. ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                       June 30,     Dec. 31,
                                         2001         2000
                                       ---------------------
                                       (Unaudited)
Assets
Current assets:
     Cash                              $    961     $  2,740
     Accounts receivable                 48,282       45,276
     Notes receivable                     7,251        7,185
     Inventories                        106,074      102,780
     Deferred income taxes                4,954        5,065
     Prepaid expenses                     5,811        5,825
                                       ---------------------
Total current assets                    173,333      168,871


Property, plant and equipment:
     Property, plant and equipment      156,653      153,431
     Less accumulated depreciation       81,028       77,561
                                       ---------------------
                                         75,625       75,870


Other assets:
     Notes receivable                    13,760       17,354
     Deferred income taxes                   64           66
     Goodwill                            16,751       18,238
     Other                                4,536        2,717
                                       ---------------------
                                         35,111       38,375



                                       ---------------------
Total assets                           $284,069     $283,116
                                       =====================




See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)


                                                        June 30,        Dec. 31,
                                                          2001           2000
                                                        ------------------------
                                                        (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                   $  21,453      $  17,477
     Notes payable to bank                                  7,355          7,037
     Accrued expenses                                      14,550         17,672
     Accrued income taxes                                     277          2,386
     Deferred income taxes                                  4,152          2,152
     Current portion long-term debt                         4,051          4,105
                                                        ------------------------
Total current liabilities                                  51,838         50,829


Other liabilities:
     Long-term debt                                        48,575         47,417
     Accrued pension plan expense                           6,414          6,092
     Deferred income taxes                                  3,392          2,342
     Accrued postretirement benefits                        5,763          5,747
                                                        ------------------------
                                                           64,144         61,598

Equity of minority interest                                 1,502          1,226

Shareholders' equity:
     Preferred stock, Series A, par value $.01:
         Authorized - 2,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued shares - 9,919,992 at June 30, 2001
          and December 31, 2000                                99             99
     Additional paid-in capital                            61,185         61,542
     Retained earnings                                    132,469        130,955
     Treasury shares                                      (14,258)       (14,243)
     Accumulated other comprehensive income               (10,070)        (6,239)
     Deferred employee benefits                            (2,840)        (2,651)
                                                        ------------------------
Total shareholders' equity                                166,585        169,463

                                                        ------------------------
Total liabilities and shareholders' equity              $ 284,069      $ 283,116
                                                        ========================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (In Thousands, Except Per Share Data)


                                                                   Three months ended             Six months ended
                                                                        June 30,                     June 30,
                                                                    2001         2000            2001         2000
                                                                ------------------------      ------------------------
   Net Sales                                                    $  55,872      $  47,773      $ 114,305      $  95,609
   Cost of sales                                                   38,851         31,977         78,072         64,111
                                                                ------------------------      ------------------------
   Gross profit                                                    17,021         15,796         36,233         31,498

   Selling, general and administrative expenses                    13,782         12,110         29,095         24,031
                                                                ------------------------      ------------------------
   Income from operations                                           3,239          3,686          7,138          7,467

   Interest expense                                                   846            625          1,708            979
   Interest (income)                                                 (138)          (108)          (267)          (219)
                                                                ------------------------      ------------------------
   Income before income taxes and minority interest
     in consolidated subsidiary and investment of equity
     company                                                        2,531          3,169          5,697          6,707
   Income  taxes                                                      638          1,098          1,596          2,549
   Minority interest in (profit) of consolidated subsidiary          (124)           (88)          (276)           (13)
   Profit in investment of equity company                              13                           150
                                                                ------------------------      ------------------------
   Net income                                                       1,782          1,983          3,975          4,145

   Retained earnings at beginning of period                       131,927        129,224        130,955        128,325
   Less dividends declared                                          1,240          1,243          2,461          2,506
                                                                ------------------------      ------------------------
   Retained earnings at end of period                           $ 132,469      $ 129,964      $ 132,469      $ 129,964
                                                                ========================      ========================

   Per share data:
   Basic earnings per share                                     $     .20      $     .23      $     .46      $     .47
                                                                ========================      ========================
      Weighted average number
        of common shares outstanding                                8,716          8,680          8,710          8,788
                                                                ========================      ========================

   Diluted earnings per share                                   $     .20      $     .23      $     .46      $     .47
                                                                ========================      ========================
      Weighted average number
        of common shares outstanding                                8,724          8,680          8,710          8,825
                                                                ========================      ========================

   Cash Dividends Declared                                      $     .14      $     .14      $     .28      $     .28
                                                                ========================      ========================


   See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)


                                                        Six Months Ended
                                                            June 30,
                                                        2001        2000
                                                      --------------------
Net cash provided by operating activities             $ 5,476      $ 8,542

Investing activities:
    Capital expenditures                               (6,582)      (1,429)
    Investment in Hardinge EMAG                          (150)      (1,397)
                                                      --------------------
Net cash (used in) investing activities                (6,732)      (2,826)


Financing activities:
    Increase  in short-term notes payable to bank         845        2,123
    Increase (decrease) in long-term debt               1,878       (1,001)
    (Purchase) of treasury stock                         (983)      (4,215)
    Dividends paid                                     (2,461)      (2,506)
    Funds provided by minority interest                   344           13
                                                      --------------------
Net cash (used in) financing activities                  (377)      (5,586)


Effect of exchange rate changes on cash                  (146)         (54)
                                                      --------------------
Net (decrease) increase in cash                       ($1,779)     $    76
                                                      ====================


See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2001

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000. The Company operates in only one business segment - industrial machine tools.

      The Company has adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES as of January 1, 2001. See Note E below.

NOTE  B--INVENTORIES

      Inventories are summarized as follows (dollars in thousands):


                                           June 30,   December 31,
                                             2001        2000
                                           -----------------------

Finished products                          $ 31,656     $ 36,766
Work-in-process                              39,878       32,727
Raw materials and purchased components       34,540       33,287
                                           --------     --------
                                           $106,074     $102,780
                                           ========     ========


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

JUNE 30, 2001

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

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:


                                                      Three months ended          Six months ended
                                                           June 30,                   June 30,
                                                     --------------------        --------------------
                                                      2001         2000           2001         2000
                                                     --------------------        --------------------
Numerator: (dollars in thousands)
   Net income                                        $1,782        $1,983        $3,975        $4,145
   Numerator for basic earnings per share             1,782         1,983         3,975         4,145
   Numerator for diluted earnings per share           1,782         1,983         3,975         4,145

Denominator: (shares in thousands)
   Denominator for basic earnings per share
     -weighted average shares                         8,716         8,680         8,710         8,788
   Effect of diluted securities:
     Restricted stock and stock options                   8                                        37
                                                     --------------------        --------------------
   Denominator for diluted earnings per share
     -adjusted weighted average shares                8,724         8,680         8,710         8,825

Basic earnings per share                             $  .20        $  .23        $  .46        $  .47
                                                     ====================        ====================
Diluted earnings per share                           $  .20        $  .23        $  .46        $  .47
                                                     ====================        ====================


      Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the quarters for 2001 does not equal the year to date earnings per share for 2001.

NOTE E--DERIVATIVES AND HEDGING ACTIVITIES

      The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001. The statement requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. The adoption of Statement 133 on January 1, 2001, resulted in a cumulative effect of an accounting change recognized as a credit of $25,000 in other comprehensive income in the first quarter of 2001.

JUNE 30, 2001

NOTE F--REPORTING COMPREHENSIVE INCOME

      During the three and six months ended June 30, 2001 and 2000, the components of total comprehensive income consisted of the following (dollars in thousands):


                                                         Three months ended        Six months ended
                                                              June 30,                  June 30,
                                                        --------------------      --------------------
                                                          2001        2000          2001        2000
                                                        --------------------      --------------------

Net Income                                              $ 1,782      $ 1,983      $ 3,975      $ 4,145
   Other Comprehensive (Loss) Income:
      Foreign currency translation adjustments           (1,520)          17       (5,039)        (977)
      Cumulative effect of accounting change                 --           --           25
      Unrealized gain (loss) on derivatives:
           Cash flow hedges                                 210           --         (420)
           Net investment hedges                            484         (117)       1,604          227
                                                        --------------------      --------------------
                 Other comprehensive (loss)                (826)        (100)      (3,830)        (750)
                                                        --------------------      --------------------
Total Comprehensive Income                              $   956      $ 1,883      $   145      $ 3,395
                                                        ====================      ====================

      Accumulated other comprehensive income at June 30, 2001 includes $(419,000) and $4,225,000 related to net accumulated derivative gains (losses) associated with net cash flow hedges and investment hedges, respectively. This includes accumulated other comprehensive income at January 1, 2001 of $1,000 and $2,621,000 related to net accumulated derivative gains (losses) associated with net cash flow hedges and investment hedges, respectively, as well as the current year impacts as reported above.

NOTE G--NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following are management's comments relating to significant changes in the results of operations for the three month and six month periods ended June 30, 2001 and 2000 and in the Company's financial condition at June 30, 2001.

RESULTS OF OPERATIONS

      NET SALES. Net sales for the quarter ended June 30, 2001 were 17.0% greater than the second quarter of 2000, increasing $8,099,000, to $55,872,000 from $47,773,000. Year to date net sales for the first six months of 2001 were $114,305,000 compared to $95,609,000 a year earlier, increasing $18,696,000 or
19.6%. These increases were due to the acquisition on December 22, 2000 of HTT (Hauser Tripet Tschudin), which added $9,675,000 to the second quarter net sales and $18,381,000 to the June 30, 2001 year to date net sales.

      The geographic distribution of sales was less heavily concentrated in the U.S. market as sales in Europe and Asia offset declines in U.S. sales. Sales in the U.S. market were $25,989,000 in the quarter ended June 30, 2001, down 16.8% from the $31,225,000 for the same three months of 2000. For the six months ended June 30, 2001, U.S. market sales have declined 16.5%, to $53,415,000 from $63,958,000 during the same six months of 2000. This reflects the reduced level of business activity, and the resulting industry-wide reduction in machine tool orders, in the North American manufacturing sector.

      Sales to European customers increased 89.7% to $18,743,000 in the quarter ended June 30, 2001 from $9,881,000 in the second quarter of 2000. For the six months ended June 30, 2001, Europe sales increased 86.6%, or $17,402,000, to $37,487,000 from $20,085,000 in the same period in 2000. These increases were largely due to the HTT sales in Europe of $7,283,000 in the second quarter of 2001 and $12,583,000 year to date.

      Other international sales, primarily to customers in Asia, rose 67.1% to $11,140,000 in the second quarter of 2001, compared to $6,667,000 in the same three months in 2000. For the six months ended June 30, 2001, the other international sales rose 102.4%, or $11,837,000, to $23,403,000 from $11,566,000 during the same six months of 2000. These increases were primarily due to higher exports of U.S. turning machines to customers in China.

      Machine sales accounted for 69.1% of revenues for the quarter ended June 30, 2001, compared to 62.9% for the same period last year. For the six month period ended June 30, 2001, machine sales represented 68.6% of the total, compared to 63.4% in the same six month period in 2000. Non-machine product sales and various service revenues make up the balance.

      The Company's backlog at June 30, 2001 was $63,692,000, or 71.0% higher than the $37,250,000 backlog one year earlier. This was primarily due to the December 22, 2000 acquisition of HTT. Excluding HTT, the backlog has increased 26.2% since June 30, 2000.

      GROSS PROFIT. Expressed as a percentage of net sales, gross margin for the three months ended June 30, 2001 was 30.5% compared to 33.1% a year earlier. Competitive discounting of turning machines and machining centers, especially in the depressed North American market, as well as currency impacts of the strong dollar, reduced gross margins. U.S. workforce reductions announced on June 11, 2001 caused an immediate drop in manufacturing production and recovery of plant overhead, lowering gross margin. For the six months ended June 30, 2001, gross margin was 31.7% compared to 32.9% a year earlier.

      SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $13,782,000, or 24.7% of sales, during the second quarter of 2001 compared to $12,110,000, or 25.3% a year earlier. SG&A expenses for the six months ended June 30, 2001 and 2000 were $29,095,000 and $24,031,000, or 25.5% and 25.1% of sales, respectively. Significant expense reduction efforts, which included the June 11 workforce reduction, have resulted in SG&A expenses declining as a percentage of sales.

      INCOME FROM OPERATIONS. Income from operations declined 12.1%, or $447,000, to $3,239,000 for the quarter ended June 30, 2001, from $3,686,000 a year earlier. Income from operations for the first six months of 2001 declined $329,000, or 4.4%, to $7,138,000 compared to $7,467,000 for the same period of
2000. In addition to the reasons cited above, amortization of purchased goodwill from the HHT acquisition reduced income by $174,000 and $356,000 in the first three and six months of 2001, respectively. Total amortization of goodwill was $210,000 and $428,000, or $0.02 and $0.05, respectively, per basic and diluted share, for the three and six month periods ended June 30, 2001.

      INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended June 30, 2001 was $846,000 compared to $625,000 a year earlier. Interest expense for the six month periods ended June 30, 2001 and 2000 was $1,708,000 and $979,000, respectively, as increased debt for the December 22, 2000 acquisition of HTT was only partly offset by lower interest rates. Interest income was slightly higher for the quarter and six months ended June 30, 2001 compared to a year earlier.

      INCOME TAXES. The provision for income taxes was 25.2% of pre-tax income for the quarter ended June 30, 2001 compared to 34.6% during the second quarter of 2000. For the first six months of 2001, the tax rate was 28.0%, compared to 38.0% for the corresponding period in 2000. The reduced tax rates in 2001 were primarily due to a higher proportion of taxable income being earned in countries with a substantially lower combined tax rate than the Company's U.S. operations, and also included a $100,000 second quarter 2001 benefit from prior period foreign tax credits.

      NET INCOME. Net income for the second quarter of 2001 was $1,782,000, or $.20 per share, compared to $1,983,000, or $.23 per share, for the second quarter of 2000. Year to date 2001 net income was $3,975,000, or $.46 per share, compared to $4,145,000, or $.47 per share for the same 2000 period. These reductions in earnings were the result of the factors discussed above.

      EARNINGS PER SHARE. All earnings per share and weighted average share amounts are computed in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

QUARTERLY INFORMATION

      The following table sets forth certain quarterly financial data for each of the periods indicated.


                                                             Three Months Ended
                                            Mar. 31,       June 30,      Sept. 30,       Dec. 31,
                                              2001           2001          2001           2001
                                            ----------------------------------------------------------
                                                      (in thousands, except per share data)
                                            ----------------------------------------------------------

  Net Sales                                  $58,433        $55,872
  Gross Profit                                19,212         17,021
  Income from operations                       3,899          3,239
  Net income                                   2,193          1,782
  Diluted earnings per share                     .25            .20
  Weighted average shares outstanding          8,711          8,724


                                                             Three Months Ended
                                            Mar. 31,       June 30,      Sept. 30,       Dec. 31,
                                              2000           2000          2000           2000
                                            ----------------------------------------------------------
                                                      (in thousands, except per share data)
                                            ----------------------------------------------------------
  Net Sales                                  $47,836        $47,773        $45,335        $48,535
  Gross Profit                                15,702         15,796         14,432         15,018
  Income from operations                       3,781          3,686          2,424          2,778
  Net income                                   2,162          1,983          1,369          2,018
  Diluted earnings per share                     .24            .23            .16            .23
  Weighted average shares outstanding          8,934          8,680          8,715          8,718


LIQUIDITY AND CAPITAL RESOURCES

      Operating activities for the six months ended June 30, 2001 generated cash of $5,476,000, compared to $8,542,000 generated during the same six months of 2000, for a $3,066,000 net reduction in cash generation. Trade receivables contributed $7,255,000 of reduced cash generation as receivables increased $3,487,000 in the first six months of 2001, compared to a $3,768,000 decline during the first six months of 2000. Inventories caused $4,199,000 of reduced cash generation as the $5,945,000 increase in the first six months of 2001 exceeded the $1,746,000 increase during the first six months of 2000. Notes receivable provided an offsetting $5,448,000 increase in cash generation, with a $3,204,000 reduction in the first six months of 2001 as compared to a $2,244,000 increase in the first half of 2000. Trade payables and accrued liabilities contributed another $1,734,000 of increased cash generation.

      Investing activities for the first six months of 2001 used $6,732,000 compared to $2,826,000 for the same period of 2000. Capital expenditures were $6,582,000 in the first half of 2001 as compared to $1,429,000 during the first half of 2000. The 2001 capital spending included $3,268,000 of demonstration machines for the new products and $2,158,000 for plant expansion and related capacity additions at Kellenberger AG.

      Financing activities used $377,000 of cash in the first two quarters of 2001, compared to $5,586,000 for the same six months of 2000. Purchases of Treasury Stock used $983,000 of cash in the first six months of 2001 and $4,215,000 of cash in the first half of 2000. An additional $1,278,000 of reduced cash generation resulted as the increase in short-term notes payable to Banks, $845,000 in the first half of 2001, was less than the $2,123,000 increase in the first half of 2000. Increased long-term debt provided $2,879,000 of cash generation with $1,878,000 added in the first half of 2001 as compared to a $1,001,000 decrease in debt during the first half of 2000.

      Hardinge's current ratio at June 30, 2001 was 3.34:1 compared to 3.32:1 at December 31, 2000. Changes included increases of $3,294,000 and $3,006,000 in inventory and trade receivables, respectively, largely offset by increases of $3,976,000 and $2,000,000, respectively, in trade payables and short-term deferred income taxes.

      Hardinge provides long-term financing for the purchase of its equipment by qualified customers. The Company periodically sells portfolios of customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. Hardinge sold $11,379,000 of customer notes in the first six months of 2001, compared to $11,341,000 during the same period of 2000.

      At June 30, 2001 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. These facilities, along with other short term credit agreements, provide for immediate access of up to $68,545,000. At June 30, 2001, outstanding borrowings under these arrangements totaled $25,260,000.

      We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

      The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

PART I. ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      None

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES

      None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The 2001 Annual Meeting of Shareholders of Hardinge Inc. was held on May 1, 2001. A total of 8,410,196 of the Company's shares were present or represented by proxy at the meeting. This represents approximately 94% of the Company's shares outstanding.

      The three Class I and one Class III directors named below were elected to serve three-year and one-year terms, respectively.


            CLASS I DIRECTORS     VOTES FOR      VOTES WITHHELD

            Richard J. Cole       8,357,148      53,048
            J. Patrick Ervin      8,357,507      52,689
            E. Martin Gibson      8,357,307      52,889

            CLASS III
            DIRECTORS

            Richard L. Simons     8,357,448      52,748

      Daniel J. Burke, James L. Flynn, Douglas A. Greenlee, J. Philip Hunter and Albert W. Moore continue as Directors of the Company. Mr. Robert E. Agan retired as Chairman of the Board and as a director of the Company and E. Martin Gibson assumed the position of non-executive Chairman of the Board as of May 1, 2001.

      The election of Ernst & Young LLP as the Company's independent accountants for the year 2001 was ratified with 8,329,481 shares voting for and 59,356 shares voting against.

      No other matters were presented for a vote at the meeting.


ITEM 5. OTHER INFORMATION

      None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      A.    Exhibits

            4.1   Amendment to the By-Laws of Hardinge Inc. dated May 1, 2001.


            *10.1 Employment Agreement with Douglas Rich effective April 1,
                  2001.


----------
*Management contract or arrangement


      B.    Reports on Form 8-K


            1. Current Report on Form 8-K, filed May 8, 2001 in connection with a April 26, 2001 press release announcing earnings for the first quarter 2001.

            2. Current Report on Form 8-K, filed June 16, 2001 in connection with a June 11, 2001 press release announcing a reduction in Hardinge's North American workforce.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                 HARDINGE INC.

August 10, 2001          By: /s/ J. Patrick Ervin
--------------------         ----------------------------------------------
Date                         J. Patrick Ervin
                             President/CEO


August 10, 2001          By: /s/ Richard L. Simons
--------------------         ----------------------------------------------
Date                         Richard L. Simons
                             Executive Vice President/CFO
                             (Principal Financial Officer)


August 10, 2001          By: /s/ Richard B. Hendrick
--------------------         ----------------------------------------------
Date                         Richard  B. Hendrick
                             Vice President and Controller
                             (Principal Accounting Officer)