Form 10-Q
period 2001-09-30
HARDINGE INC
filed 2001-11-13
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2001



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


         As of September 30, 2001 there were 8,858,333 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX


Part I        Financial Information                                                               Page
              Item 1.     Financial Statements

                          Consolidated Balance Sheets at September 30, 2001 and
                          December 31, 2000.                                                      3

                          Consolidated  Statements of Income and Retained Earnings
                          for the three months ended September 30, 2001 and 2000 and
                          the nine months ended September 30, 2001 and 2000.                      5

                          Condensed Consolidated  Statements of  Cash Flows for
                          the nine months ended September 30, 2001 and 2000.                      6

                          Notes to Consolidated Financial Statements.                             7

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.                                    11

              Item 3.     Quantitative and Qualitative Disclosures About
                          Market Risks                                                            16

Part II       Other Information

              Item 1.     Legal Proceedings                                                       16

              Item 2.     Changes in Securities                                                   16

              Item 3.     Default upon Senior Securities                                          16

              Item 4.     Submission of Matters to a Vote of Security Holders                     16

              Item 5.     Other Information                                                       16

              Item 6.     Exhibits and Reports on Form 8-K                                        17

              Signatures                                                                          18

PART I. ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                            Sept. 30,     Dec. 31,
                                                               2001         2000
                                                           ---------------------------
                                                           (Unaudited)
Assets
Current assets:
     Cash                                                        $2,963        $2,740
     Accounts receivable                                         45,920        45,276
     Notes receivable                                             7,809         7,185
     Inventories                                                 80,484       102,780
     Deferred income taxes                                        4,536         5,065
     Income tax receivable                                        5,424
     Prepaid expenses                                             4,891         5,825
                                                           ---------------------------
Total current assets                                            152,027       168,871


Property, plant and equipment:
     Property, plant and equipment                              156,018       153,431
     Less accumulated depreciation                               80,327        77,561
                                                           ---------------------------
                                                                 75,691        75,870


Other assets:
     Notes receivable                                            12,194        17,354
     Deferred income taxes                                        8,619            66
     Goodwill                                                    14,434        18,238
     Other                                                        2,530         2,717
                                                           ---------------------------
                                                                 37,777        38,375



                                                           ---------------------------
Total assets                                                   $265,495      $283,116
                                                           ===========================


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                            Sept. 30,     Dec. 31,
                                                               2001         2000
                                                           ---------------------------
                                                           (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                           $15,213       $17,477
     Notes payable to bank                                        5,627         7,037
     Accrued expenses                                            18,321        17,672
     Accrued income taxes                                           375         2,386
     Deferred income taxes                                        4,908         2,152
     Current portion long-term debt                               4,106         4,105
                                                           ---------------------------
Total current liabilities                                        48,550        50,829


Other liabilities:
     Long-term debt                                              57,761        47,417
     Accrued pension plan expense                                 6,418         6,092
     Deferred income taxes                                        3,130         2,342
     Accrued postretirement benefits                              5,774         5,747
                                                           ---------------------------
                                                                 73,083        61,598

     Equity of minority interest                                  1,636         1,226


Shareholders' equity:
     Preferred stock, Series A, par value $.01:
        Authorized--2,000,000; issued--none
     Common stock, $.01 par value:
        Authorized shares--20,000,000
        Issued shares--9,919,992 at Sept. 30, 2001
        and December 31, 2000                                        99            99
     Additional paid-in capital                                  61,193        61,542
     Retained earnings                                          104,841       130,955
     Treasury shares                                            (14,216)      (14,243)
     Accumulated other comprehensive income                      (6,922)       (6,239)
     Deferred employee benefits                                  (2,769)       (2,651)
                                                           ---------------------------
Total shareholders' equity                                      142,226       169,463

                                                           ---------------------------
Total liabilities and shareholders' equity                     $265,495      $283,116
                                                           ===========================


See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                Three months ended           Nine months ended
                                                                     Sept. 30,                   Sept. 30,
                                                                 2001         2000           2001         2000
                                                             --------------------------  --------------------------

Net Sales                                                        $ 47,703      $45,335       $162,008     $140,944
Cost of sales                                                      34,227       30,903        112,299       95,014
Cost of sales - nonrecurring  2                                    27,237                      27,237
                                                             --------------------------  --------------------------
Gross (loss) profit                                               (13,761)      14,432         22,472       45,930

Selling, general and administrative expenses                       12,488       11,808         41,193       35,369
Provision for doubtful accounts  1,2                                5,820          200          6,210          670
Impairment charge - nonrecurring  2                                 5,519                       5,519
                                                             --------------------------  --------------------------
(Loss) income from operations                                     (37,588)       2,424        (30,450)       9,891

Interest expense                                                      879          369          2,587        1,348
Interest (income)                                                    (125)        (106)          (392)        (325)
                                                             --------------------------  --------------------------
(Loss) income before income taxes and minority interest
  in consolidated subsidiary and investment of equity
  company                                                         (38,342)       2,161        (32,645)       8,868
Income  taxes (benefits)                                          (11,986)         639        (10,390)       3,188
Minority interest in (profit) of consolidated subsidiary             (134)        (153)          (410)        (166)
Profit in investment of equity company                                100                         250
                                                             --------------------------  --------------------------
Net (loss) income  2                                              (26,390)       1,369        (22,415)       5,514

Retained earnings at beginning of period                          132,469      129,964        130,955      128,325
Less dividends declared                                             1,238        1,247          3,699        3,753
                                                             --------------------------  --------------------------
Retained earnings at end of period                               $104,841     $130,086       $104,841     $130,086
                                                             ==========================  ==========================

Per share data:
Basic (loss) earnings per share  2                              $   (3.04)       $ .16      $   (2.58)       $ .63
                                                             ==========================  ==========================
     Weighted average number
       of common shares outstanding                                 8,682        8,715          8,701        8,766
                                                             ==========================  ==========================

Diluted (loss) earnings per share  2                            $   (3.04)       $ .16      $   (2.58)       $ .63
                                                             ==========================  ==========================
     Weighted average number
       of common shares outstanding                                 8,690        8,715          8,701        8,797
                                                             ==========================  ==========================

Cash Dividends Declared                                             $ .14        $ .14          $ .42        $ .42
                                                             ==========================  ==========================

   1 In 2001, includes $5,200 of nonrecurring provision for doubtful accounts.
   2 2001 third quarter results include a nonrecurring charge of $37,956
     (after-tax $26,455) related to the realignment as explained in the notes to the financial statements. Excluding this charge, third quarter earnings and basic and diluted earnings per share would have been $65, $0.01 and $0.01, respectively. Year to date September 30, 2001 earnings and basic and diluted earnings per share would have been $4,040, $0.46 and $0.46, respectively, excluding this nonrecurring charge.


See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   2001           2000
                                                              -------------------------------
Net cash provided by operating activities                            $ 3,090        $ 14,756

Investing activities:
    Capital expenditures                                              (7,492)         (1,828)
    Investment in Hardinge EMAG                                         (250)         (1,425)
                                                              -------------------------------
Net cash (used in) investing activities                               (7,742)         (3,253)


Financing activities:
    (Decrease) increase  in short-term notes payable to bank          (1,277)          3,129
    Increase (decrease) in long-term debt                             10,694          (7,050)
    (Purchase) of treasury stock                                      (1,109)         (4,315)
    Dividends paid                                                    (3,699)         (3,753)
    Funds provided by minority interest                                  410             166
                                                              -------------------------------
Net cash provided by (used in) financing activities                    5,019         (11,823)


Effect of exchange rate changes on cash                                 (144)            (61)

                                                              -------------------------------
Net increase (decrease) in cash                                      $   223        $  (381)
                                                              ===============================


See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2001


NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2000. The Company operates in only one business segment - industrial machine tools.

              The Company has adopted Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES as of January 1, 2001. See Note E below.


NOTE B--NONRECURRING REALIGNMENT CHARGE

           2001's third quarter included a one-time charge of $37,956,000 ($26,455,000 after tax, or $3.05 per basic and diluted share). This nonrecurring charge is in response to the current recession impacting the machine tool industry and market changes requiring the Company to realign its U.S. based manufacturing operations in Elmira, New York. This realignment is designed to improve the Company's profitability, strengthen its financial position and enhance its competitive advantages. The nonrecurring charge includes (dollars in thousands):

Nonrecurring realignment charge:                                Pre-Tax        Tax benefit      Net of Taxes
                                                               ---------       -----------      ------------

Inventory  write-off related to  under-performing  product
lines which will be discontinued.                                $27,237        $ 9,156            $18,081
Goodwill write-off.                                                3,542                             3,542
Reserve for uncollectible accounts and notes receivable.           5,200          1,820              3,380
A write-down of underutilized  assets that will be offered
for sale, and other charges.                                       1,977            525              1,452
                                                                 -----------------------------------------
                                                                 $37,956        $11,501            $26,455
                                                                 =========================================



NOTE  C--INVENTORIES

             Inventories are summarized as follows (dollars in thousands):

                                                              Sept. 30,            December 31,
                                                                2001                   2000
                                                              ---------            ------------
Finished products                                             $ 25,029               $ 36,766
Work-in-process                                                 30,052                 32,727
Raw materials and purchased components                          25,403                 33,287
                                                              --------               --------
                                                              $ 80,484               $102,780
                                                              ========               =========

SEPTEMBER  30, 2001


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

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:

                                                      Three months ended            Nine months ended
                                                        September 30,                 September 30,
                                                  ---------------------------  ----------------------------
                                                       2001          2000             2001          2000
                                                  ---------------------------  ----------------------------

Numerator:   (dollars in thousands)
   Net (loss)  income                                 $(26,390)    $   1,369       $(22,415)    $   5,514
   Numerator for basic earnings per share              (26,390)        1,369        (22,415)        5,514
   Numerator for diluted earnings per share            (26,390)        1,369        (22,415)        5,514

Denominator:  (shares in thousands)
   Denominator for basic earnings per share
     --weighted average shares                           8,682         8,715          8,701          8,766
   Effect of diluted securities:
     Restricted stock and stock options                      8                                          31
                                                  ---------------------------  ----------------------------
   Denominator for diluted earnings per share
     --adjusted weighted average shares                  8,690         8,715          8,701          8,797

Basic (loss) earnings per share                        $ (3.04)        $ .16        $ (2.58)        $  .63
                                                  ===========================  ============================
Diluted (loss) earnings per share                      $ (3.04)        $ .16        $ (2.58)        $  .63
                                                  ===========================  ============================

             Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the quarters for 2001 does not equal the year to date earnings per share for 2001.

SEPTEMBER 30, 2001



NOTE F-- DERIVATIVES AND HEDGING ACTIVITIES

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


NOTE G--REPORTING COMPREHENSIVE INCOME

            During the three and nine month periods ended September 30, 2001 and 2000, the components of total comprehensive income consisted of the following (dollars in thousands):

                                                     Three months ended                 Nine months ended
                                                        September 30,                     September 30,
                                                 ----------------------------     -------------------------------
                                                      2001           2000              2001             2000
                                                 ------------    ------------     -------------     -------------
Net (Loss) Income                                 $(26,390)          $ 1,369         $(22,415)        $  5,514
   Other Comprehensive (Loss) Income:
      Foreign currency  translation
           adjustments                               5,212            (1,681)            172            (2,658)
      Cumulative effect of accounting change                                              25
      Unrealized gain (loss) on derivatives:
           Cash flow hedges                           (705)                           (1,125)
           Net investment hedges                    (1,359)              384             245               611
                                                 ----------------------------     -------------------------------
              Other comprehensive income (loss)      3,148            (1,297)           (683)           (2,047)
                                                 ----------------------------     -------------------------------
Total Comprehensive (Loss) Income                 $(23,242)          $    72        $(23,098)         $  3,467
                                                 ============================     ===============================


           Components of other comprehensive income consisted of the following (dollars in thousands):

                                                                            Accumulated balances at
                                                                    September 30, 2001    December 31, 2000
                                                                    ------------------    -----------------

   Other Comprehensive (Loss) Income:
      Foreign currency  translation adjustments                              $ (8,664)            $ (8,861)
      Unrealized gain (loss) on derivatives:
           Cash flow hedges                                                    (1,124)                   1
           Net investment hedges                                                2,866                2,621
                                                                    -------------------   -----------------
   Other Comprehensive (Loss)                                                 $ (6,922)           $ (6,239)
                                                                    ===================   =================

SEPTEMBER 30, 2001


NOTE H--NEW ACCOUNTING STANDARDS


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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


             The following are management's comments relating to significant changes in the results of operations for the three month and nine month periods ended September 30, 2001 and 2000 and in the Company's financial condition at September 30, 2001.

RESULTS OF OPERATIONS


         NET SALES. Net sales for the quarter ended September 30, 2001 were $47,703,000, an increase of $2,368,000, or 5.2%, compared to net sales of $45,335,000 for the third quarter of 2000. Year to date net sales for the first nine months of 2001 were $162,008,000, an increase of $21,064,000, or 14.9%, compared to net sales of $140,944,000 for the first nine months of 2000. These increases were due to the acquisition of HTT (Hauser Tripet Tschudin) on December 22, 2000, which added $7,788,000 to third quarter net sales and $26,169,000 to September 30, 2001 year to date net sales. Excluding HTT, net sales decreased by $5,420,000, or 12.0%, and $5,105,000, or 3.6%, for the
respective three and nine month periods.

             The geographic distribution of sales reflected a decline in sales to the U.S. market and increased sales in Europe and Asia. Sales in the U.S. market were $18,752,000 in the quarter ended September 30, 2001, down 30.8% from $27,096,000 in the third quarter of 2000. For the nine months ended September 30, 2001, U.S. market sales have declined 20.7% to $72,167,000 from $91,054,000 during the same nine months of 2000. This reflects the continuing, and increasing, reductions in North American manufacturing sector activity levels and the resulting industry-wide reduction in machine tool sales to North American manufacturers.

            Sales to European customers increased 62.9% to $19,682,000 in the quarter ended September 30, 2001 from $12,084,000 in the third quarter of 2000. For the nine months ended September 30, 2001, sales into Europe increased 77.7%, or $25,000,000, to $57,169,000 from $32,169,000 in the same period in 2000.
These increases were largely due to HTT sales in Europe of $5,424,000 in the third quarter of 2001 and $18,008,000 year to date. Excluding HTT, sales to European customers increased $2,174,000, or 18.0%, in the third quarter of 2001 as compared to the same quarter in 2000. For the September 30, 2001 year to date period, these sales excluding HTT increased $6,992,000, or 21.7%.

            Other international sales, primarily to customers in Asia, rose 50.6%, or $3,114,000, to $9,269,000 in the third quarter of 2001, compared to $6,155,000 in the same three months of 2000. For the nine months ended September 30, 2001, other international sales rose 84.4%, or $14,951,000, to $32,672,000 from $17,721,000 during the same nine months of 2000. These increases were primarily due to higher exports of U.S. turning machines to customers in China.

            Machine sales represented 67.7% of revenues for the quarter ended September 30, 2001, compared to 65.0% for the same period last year. For the nine month period ended September 30, 2001, machine sales represented 68.3% of the total, compared to 63.9% in the same nine month period in 2000. Sales of non-machine products and services make up the balance.

            The Company's backlog at September 30, 2001 was $59,957,000, compared to the $48,675,000 backlog at September 30, 2000. Excluding HTT, the backlog was $39,876,000, a decrease of $8,799,000, or 18.1%, since September 30, 2000.

          NONRECURRING REALIGNMENT CHARGE. Nonrecurring realignment charges of $26,455,000, or $3.05 per basic and diluted share, net of tax benefits ($37,956,000 excluding tax benefits), were recorded in the third quarter of 2001. The realignment reflects a management review of each of the Company's product lines in order to better focus its U.S. manufacturing operations, as well as the Company's worldwide engineering and financial resources, on those product lines which will provide the strongest long-term shareholder returns. In particular, domestic manufacturing and engineering resources will focus on cost-effective, high end products, leveraging the Company's experience in developing technologically advanced, high performance machines. The realignment will also reduce debt as underperforming inventory is converted into cash through sales at discounted prices as well as tax benefits.

            The nonrecurring realignment included an inventory write-down of $27,237,000, or $18,081,000 net of tax benefits, for under-performing product lines which will be discontinued, a goodwill write-down of $3,542,000 million, for which no tax benefit is available, a reserve for uncollectible accounts and notes receivable of $5,200,000, or $3,380,000 net of tax benefits, and $1,977,000, or $1,452,000 net of tax benefits, for write-down of underutilized assets, which have now been offered for sale, and other charges. The above amounts include cash charges of $977,000, excluding tax benefits.

         GROSS PROFIT. Excluding the nonrecurring realignment charge described above, gross margin for the three months ended September 30, 2001 was 28.2% of net sales compared to 31.8% of net sales for the third quarter of 2000. Competitive discounting of turning machines and machining centers, especially in the depressed North American market, continued to reduce gross margins. Gross margins were also negatively impacted by lower recovery of fixed manufacturing overhead because of decreased U.S. machine production, reflecting both reduced North American orders and the August 16, 2001 workforce reduction. For the nine months ended September 30, 2001, gross margin was 30.7%, compared to 32.6% for the first nine months of 2000. Including the nonrecurring realignment charge described above, which added $27,237,000 to cost of sales, gross margin was (28.8)% of net sales for the third quarter of 2001 and 13.9% of net sales for the nine months ended September 30, 2001.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $12,488,000, or 26.2% of net sales, during the third quarter of 2001, compared to $11,808,000, or 26.1% of net sales one year earlier. SG&A expenses for the nine months ended September 30, 2001 and 2000 were $41,193,000 and $35,369,000, or 25.4% and 25.1% of net sales, respectively. This $5,824,000 increase was primarily due to the SG&A incurred at HTT.

         PROVISION FOR DOUBTFUL ACCOUNTS. Excluding the nonrecurring charge described above, bad debt expense was $620,000 and $200,000 for the third quarters of 2001 and 2000, respectively, and $1,010,000 and $670,000, for the first nine months of 2001 and 2000, respectively. The nonrecurring realignment charge described above included $5,200,000 for additional bad debt allowances related to domestic and foreign trade and notes receivables. Including that charge, bad debt expense was $5,820,000 for the quarter ended September 30, 2001 and $6,210,000 for the first nine months of 2001.

         IMPAIRMENT CHARGES. The nonrecurring realignment charge described above included $3,542,000 for the impairment of purchased goodwill. An additional $1,977,000 represented impairment of other assets, which have since been offered for sale, and other, lesser charges.

         INCOME FROM OPERATIONS. Excluding the nonrecurring realignment charge described above, income from operations was $368,000, or $2,056,000 less than the $2,424,000 of operating income in the third quarter of 2000. Income from operations for the first nine months of 2001 declined $2,385,000, or 24.1%, to $7,506,000 compared to $9,891,000 for the same period in 2000. This reduced operating income was due to the reduced North American sales, and other factors, discussed above. Including the nonrecurring realignment charge, loss from operation was ($37,588,000) and ($30,450,000) for the third quarter, and the first nine months, respectively, of 2001.

         INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended September 30, 2001 was $879,000 compared to $369,000 a year earlier. This 138.2% increase was caused by higher debt levels as debt rose $44,615,000, or 195%, from September 30, 2000 to September 30, 2001. Increased borrowings included $31,511,000 of additional debt incurred and assumed due to the acquisition of HTT. Partially offsetting increased debt were decreases in interest rates on borrowings. Interest expense for the nine month periods ended September 30, 2001 and 2000 was $2,587,000 and $1,348,000, respectively. This 91.9% increase was due to the same factors as mentioned above.

         INCOME TAXES. The nonrecurring realignment charge described above included $11,501,000 of tax benefits, of which $5,424,000 is expected to be received as a 2002 tax refund from a NOL carryback, and the remaining $6,077,000 will provide deferred tax benefits for use in 2002 and thereafter.

         Excluding the nonrecurring realignment charge described above, the provision for income taxes was ($485,000), or 125.6% of taxable loss, for the quarter ended September 30, 2001 and $1,111,000, or 20.9% of taxable income, for the first nine months of 2001. This compares to tax rates of 29.6% for the third quarter of 2000 and 35.9% for the first nine months of 2000. The unusual 2001 tax rates were due to increased taxable profits earned in countries with comparatively lower tax rates partially offset by taxable losses incurred in jurisdictions with higher tax rates.

         Including the nonrecurring charge, the provision for income taxes was ($11,986,000) and $639,000 for the three month periods ending September 30, 2001 and 2000, respectively. The provision for income taxes for the nine month periods ended September 30, 2001 and 2000 was ($10,390,000) and $3,188,000,
respectively.

         NET INCOME. Excluding the nonrecurring realignment charge described above, net income for the third quarter of 2001 was $65,000, or $.01 per basic and diluted share, compared to $1,369,000, or $.16 per basic and diluted share, for the third quarter of 2000. Year to date 2001 net income was $4,040,000, or $.46 per basic and diluted share, compared to $5,514,000, or $.63 per basic and diluted share for the same 2000 period. These reductions in earnings were the result of the reduced North American sales, and other factors, discussed above. Including the nonrecurring realignment charge described above, net income was ($26,390,000), or ($3.04) per basic and diluted share, for the third quarter of 2001 and ($22,415,000), or ($2.58) per basic and diluted share, for the three quarters ended September 30, 2001.

         EARNINGS PER SHARE. All earnings per share and weighted average share amounts are computed in accordance with Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.

QUARTERLY INFORMATION

         The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                                    Three Months Ended
                                                   Mar. 31,     June 30,       Sept. 30,       Dec. 31,
                                                     2001         2001            2001           2001
                                                 ----------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 ----------------------------------------------------------

  Net Sales                                       $ 58,433      $ 55,872        $ 47,703
  Gross Profit (Loss)                               19,212        17,021         (13,761)
  Income (loss) from operations                      3,899         3,239         (37,588)
  Net income (loss)                                  2,193         1,782         (26,390)
  Diluted earnings (loss) per share                    .25           .20           (3.04)
  Weighted average shares outstanding                8,711         8,724           8,690


                                                                    Three Months Ended
                                                   Mar. 31,     June 30,        Sept. 30,       Dec. 31,
                                                     2000        2000             2000            2000
                                                 ----------------------------------------------------------
                                                           (in thousands, except per share data)
                                                 ----------------------------------------------------------
  Net Sales                                       $ 47,836      $ 47,773        $ 45,335       $ 48,535
  Gross Profit                                      15,702        15,796          14,432         15,018
  Income from operations                             3,781         3,686           2,424          2,778
  Net income                                         2,162         1,983           1,369          2,018
  Diluted earnings per share                           .24           .23             .16            .23
  Weighted average shares outstanding                8,934         8,680           8,715          8,718



LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the nine months ended September 30, 2001 generated cash of $3,090,000, compared to $14,756,000 generated during the same nine months of 2000, for a $11,666,000 net reduction in cash generation. Trade receivables contributed $5,494,000 of reduced cash generation as receivables increased $2,543,000 in the first nine months of 2001, compared to a $2,951,000 decline during the first nine months of 2000. Accrued liabilities contributed another $4,276,000 of reduced cash generation as a $2,486,000 decrease in the first nine months of 2001 followed a $1,790,000 increase in accrued liabilities in the corresponding nine months of 2000. Trade payables declined by $2,467,000 in the first nine months of 2001, compared to a $439,000 decline in the same nine months of 2000, contributing an additional $2,028,000 to reduced cash generation. Inventories caused $1,722,000 of reduced cash generation as the $4,193,000 increase in the first nine months of 2001, excluding noncash changes for the nonrecurring realignment charge described above, exceeded the $2,471,000 increase during the first nine months of 2000. Partially offsetting these reductions were increases in cash generation of $1,104,000 for notes receivable and $1,097,000 for other assets.

         Investing activities for the first nine months of 2001 used $7,742,000 compared to $3,253,000 for the same period of 2000. Capital expenditures were $7,492,000 in the first three quarters of 2001 as compared to $1,828,000 during the first nine months of 2000. The 2001 capital spending included $3,268,000 of demonstration machines for the new products and $3,210,000 for plant expansion and related capacity additions at Kellenberger AG.

         Financing activities provided $5,019,000 of cash in the first three quarters of 2001, compared to $11,823,000 used in the same nine months of 2000, for a change of $16,842,000. Increased long-term debt provided $17,744,000 of cash generation with $10,694,000 added in the first nine months of 2001 as compared to a $7,050,000 decrease in debt during the first three quarters of 2000. Purchases of Treasury Stock used $1,109,000 of cash in the first nine months of 2001 and $4,315,000 of cash in the same three quarters of 2000, causing $3,206,000 of the change. Partially offsetting the above changes was $4,406,000 of reduced cash generation from a $1,277,000 decrease in short-term notes payable to Banks in the first nine months of 2001 compared to a $3,129,000 increase in the first three quarters of 2000.

         Hardinge's current ratio at September 30, 2001 was 3.13:1 compared to 3.32:1 at December 31, 2000. Changes included increases, excluding impacts of the nonrecurring realignment charge described above, of $4,193,000 and $2,543,000 in inventory and trade receivables, respectively, and a decrease of $2,467,000 in trade payables.

         The nonrecurring realignment charges described above did not impact liquidity in the third quarter of 2001. Projected future impacts include $5,424,000 of 2002 NOL tax carryback benefits and $6,077,000 of NOL carryforward benefits for 2002 and later years. Excluding these tax benefits, cash outlays to implement these actions are expected to be less than $1,000,000 and are included in the charges.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. The Company periodically sells portfolios of customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. Hardinge sold $11,379,000 of customer notes in the first nine months of 2001, compared to $19,743,000 during the same period of 2000. At September 30, 2001 Hardinge maintained revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. These facilities, along with other short term credit agreements, provide for immediate access of up to $69,670,000. At September 30, 2001, outstanding borrowings under these arrangements totaled $33,164,000. We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.


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

              THIS REPORT CONTAINS STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO THE FINANCIAL PERFORMANCE OF HARDINGE INC. SUCH STATEMENTS ARE BASED UPON INFORMATION KNOWN TO MANAGEMENT AT THIS TIME. THE COMPANY CAUTIONS THAT SUCH STATEMENTS NECESSARILY INVOLVE UNCERTAINTIES AND RISK AND DEAL WITH MATTERS BEYOND THE COMPANY'S ABILITY TO CONTROL, AND IN MANY CASES THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. AMONG THE MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS ARE FLUCTUATIONS IN THE MACHINE TOOL BUSINESS CYCLES, CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE U.S. OR INTERNATIONALLY, THE MIX OF PRODUCTS SOLD AND THE PROFIT MARGINS THEREON, THE RELATIVE SUCCESS OF THE COMPANY'S ENTRY INTO NEW PRODUCT AND GEOGRAPHIC MARKET, THE COMPANY'S ABILITY TO MANAGE ITS OPERATING COSTS, ACTIONS TAKEN BY CUSTOMERS SUCH AS ORDER CANCELLATIONS OR REDUCED BOOKINGS BY CUSTOMERS OR DISTRIBUTORS, COMPETITORS' ACTIONS SUCH AS PRICE DISCOUNTING OR NEW PRODUCT INTRODUCTIONS, GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS, CHANGES IN THE AVAILABILITY AND COST OF MATERIALS AND SUPPLIES, THE IMPLEMENTATION OF NEW TECHNOLOGIES AND CURRENCY FLUCTUATIONS. ANY FORWARD-LOOKING STATEMENT SHOULD BE CONSIDERED IN LIGHT OF THESE FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ITS FORWARD-LOOKING STATEMENTS IF UNANTICIPATED EVENTS ALTER THEIR ACCURACY.






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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

 ITEM 5. OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         A.       Exhibits

                  10.1 Amendment Number One dated October 1, 2001 to the Term Loan Agreement dated March 20, 2001 among Hardinge Inc. and KeyBank National Association.


                  10.2 Amendment Number Three dated September 20, 2001 to the Credit Agreement dated as of August 1, 1997, and amended December 11, 2000 and February 5, 2001 among the Bank's signatory thereto and the Chase Manhattan Bank as Agent.


                  10.3 Amendment Number Four dated September 20, 2001 to the Credit Agreement dated as of February 28, 1996 and amended August 1, 1997, December 11, 2000 and February 5, 2001 among the Bank's signatory thereto and the Chase Manhattan Bank as Agent.




         B.       Reports on Form 8-K

                  1. Current Report on Form 8-K, filed August 20, 2001 in connection with an August 16, 2001 press release announcing a further reduction in Hardinge's North American workforce.


                  2. Current Report on Form 8-K, filed September 21, 2001 in connection with a September 20, 2001 press release announcing a third quarter nonrecurring charge and an intention to reduce dividends by 20%.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HARDINGE INC.


NOVEMBER 13, 2001                    By: /s/ J. PATRICK ERVIN
----------------------                   -------------------------------------
Date                                     J. Patrick Ervin
                                         President/CEO


NOVEMBER 13, 2001                    By: /s/ RICHARD L. SIMONS
----------------------                    ------------------------------------
Date                                     Richard  L. Simons
                                         Executive Vice President/CFO
                                         (Principal Financial Officer)


NOVEMBER 13, 2001                    By: /s/ RICHARD B. HENDRICK
----------------------                   -------------------------------------
Date                                     Richard  B. Hendrick
                                         Vice President and Controller
                                         (Principal Accounting Officer)