Form 10-K405
period 2001-12-31
HARDINGE INC
filed 2002-03-28
CIK 313716

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

 /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001.
 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934.
        FOR THE TRANSITION PERIOD FROM TO  .

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 2002:

       Common Stock, $.01 par value--$70,630,597.

    The number of shares outstanding of the issuer's common stock as of February 1, 2002:

       Common Stock, $.01 par value 8,789,063 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 28, 2002 are incorporated by reference to Part III of this Form.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.--BUSINESS

GENERAL

    Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The Company has seven wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge GmbH was established by the Company in Germany in 1987. In
November 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. (collectively referred to as "Kellenberger"). The Kellenberger, Inc. subsidiary was then liquidated in 1998. During 1996, Hardinge Shanghai Company, Ltd. was established in Shanghai, People's Republic of China. In December of 2000, Hardinge purchased 100% of the stock ownership of HTT Hauser Tripet Tschudin AG (HTT), based in Biel, Switzerland. In January 2001, Hardinge China Limited was opened in Shanghai, People's Republic of China. In 1999, Hardinge acquired a 51% interest in a newly formed company, Hardinge Taiwan Precision Machinery Limited, located in Nan Tou City, (Taiwan) Republic of China. The remaining 49% is owned by the management of Hardinge Taiwan Precision Machinery Limited. In May of 2000, Hardinge and EMAG Maschinenfabrik GmbH, of Germany established Hardinge EMAG GmbH in Leipzig, Germany. Each company owns 50% of the shares of Hardinge EMAG.

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

    A vertical machining center cuts material differently than a turning machine. These machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers as turning machines. A customer will be able to obtain machining centers with the same quality and reliability as the Company's turning machines and will be able to obtain both of them from a single supplier. The Company now produces a line of eighteen machining centers addressing a range of sizes, speeds and powers.

    The Company further extended its machine offerings into the grinding machine sector of the metal-cutting machine tool industry with the acquisition of Kellenberger. Grinding is a machining process where a surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes.

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

    The Company distributed electrical discharge machines (EDMs) from 1997 through 2001. However, as part of the September 2001 realignment, the Company has discontinued sales of these machines.

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

    The Company offers various warranties on its equipment and considers post-sales support to be a critical element of its business. Services provided include operation and maintenance training, in-field maintenance, and in-field repair. The Company, where practical, provides readily available replacement parts.

MARKETS AND DISTRIBUTION

    Sales are principally in the United States and Western Europe. In addition, sales are made to customers in Canada, China, Mexico, Japan, Australia and other foreign countries.

    The Company markets its machine tools through a combination of a direct sales force and through distributors and manufacturers' representatives. In the United States, Canada, and the United Kingdom, the company primarily uses a direct sales force, supplemented by distributors and manufacturers' representatives where appropriate. In the remainder of the world, sales are exclusively through distributors and agents. Generally, distributors have exclusive rights to sell the Company's products in a defined geographic area.

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

    The Company's non-machine products mainly are sold in the United States through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, the Company is able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. The Company can package and ship items with heavy demand within several hours. In other parts of the world, these products are sold through distributor arrangements associated with machine sales.

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

    A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include aerospace, automotive, construction equipment, defense, energy, farm equipment, fiber optics, medical equipment, recreational equipment, telecommunications, and transportation.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company manufactures and assembles its lathes and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant and HTT products are produced at its Biel, Switzerland facility. Hardinge produces its machining centers at its majority-owned subsidiary in Taiwan. The inverted-spindle vertical lathes are manufactured by Hardinge EMAG (our 50 percent joint venture) in Leipzig, Germany. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in recent years.

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

    The Company utilizes several quality and process control programs, including Total Quality Management. The Company's U.S. quality management system is certified to the ISO 9001 Quality Standard of the International Standards Organization. The ISO 9001 Quality System is an internationally accepted quality standard for commercial operations, such as product design verification, reviewing the quality of suppliers, imperfection and testing requirements and maintaining quality records. The Company believes that these initiatives have helped it maintain and improve the quality and reliability of its products.

RESEARCH AND DEVELOPMENT

    The Company's ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development department is staffed with experienced design engineers with technical through doctorate degrees.

    The cost of research and development, all of which has been charged to operations, amounted to $9,798,000, $6,992,000, and $7,060,000, in 2001, 2000,
and 1999, respectively. The Company has obtained significant new product knowledge through its Hardinge EMAG joint venture and its purchase of HTT.

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

    The ability to deliver products within a short period of time is an important competitive criterion. Also, the Company feels it is important, where practical, to provide ready availability of replacement parts for the machines it sells. These factors contribute to a requirement that the Company carry significant amounts of inventory.

    For many years, the Company has periodically sold to various financial institutions a substantial portion of the customer notes receivable generated by its customer financing program. While the Company's customer financing program has an impact on its month-to-month borrowings, it has had little long-term impact on its working capital requirements because of the subsequent sales of these notes to financial institutions.

BACKLOG

    The Company normally ships its machine products within two to three months after order. The Company's order backlog was $51,202,000 at December 31, 2001, compared to $64,801,000 at December 31, 2000.

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

EMPLOYEES

    As of December 31, 2001 the Company employed 1,282 persons, 636 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

FOREIGN OPERATIONS AND EXPORT SALES

    Information related to foreign and domestic operations and sales is included in Note 7 to consolidated financial statements contained in this Annual Report. The Company believes that its subsidiaries operate in countries in which the economic climate is relatively stable.

ITEM 2.--PROPERTIES

    Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

                                                                                    ACREAGE (LAND)
                                                                                    SQUARE FOOTAGE
LOCATION                                         TYPE OF FACILITY                     (BUILDING)
--------                         -------------------------------------------------  --------------
OWNED PROPERTIES

Horseheads, New York             Manufacturing, Engineering, Turnkey Systems,             80 acres
                                 Marketing, Sales, Demonstration, Service and          515,000 sq.
                                 Administration                                                ft.

Elmira, New York                 Warehouse                                                12 acres
                                                                                       176,000 sq.
                                                                                               ft.

St. Gallen, Switzerland          Manufacturing, Engineering, Turnkey Systems,              8 acres
                                 Marketing, Sales, Demonstration, Service and          155,000 sq.
                                 Administration                                                ft.

Biel, Switzerland                Manufacturing, Engineering, Turnkey Systems               4 acres
                                                                                    41,500 sq. ft.

Exeter, England                  Sales, Marketing, Demonstration, Service, Turnkey         2 acres
                                 Systems and Administration                         27,500 sq. ft.

                                                                                                    LEASE
                                                                                                  EXPIRATION
LOCATION                                       TYPE OF FACILITY                 SQUARE FOOTAGE       DATE
--------                         --------------------------------------------   ---------------   ----------
LEASED PROPERTIES

Krefeld, Germany                 Sales, Service and Demonstration                 4,000 sq. ft.     3/31/07

Los Angeles, California          Sales                                           14,500 sq. ft.    10/31/02

Toronto, Canada                  Sales, Service                                   5,800 sq. ft.      6/5/04

Cleveland, Ohio                  Sales, Service and Demonstration                10,000 sq. ft.     6/30/03

Shanghai, PRC                    Product Assembly, Sales, Service,               14,500 sq. ft.     7/31/02
                                 Demonstration and Administration

Nan Tou, Taiwan                  Manufacturing, Engineering,Marketing Sales,    110,000 sq. ft.    12/31/19
                                 Service, Demonstration and Administration

Biel, Switzerland                Marketing Sales, Service, and Administration    17,400 sq. ft.     6/30/05

ITEM 3.--LEGAL PROCEEDINGS

    The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is anticipated to be material to its financial condition or results of operations.

ITEM 4.--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 2001, no matters were submitted to a vote of security holders.

PART II

ITEM 5.--MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

    The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

                                                              2001 VALUES                       2000 VALUES
                                                    -------------------------------   -------------------------------
                                                      HIGH       LOW      DIVIDENDS     HIGH       LOW      DIVIDENDS
                                                    --------   --------   ---------   --------   --------   ---------
QUARTER ENDED
  March 31........................................   $15.25     $11.88      $.14       $13.94     $9.06       $.14
  June 30.........................................    17.50      12.55       .14        13.50      8.38        .14
  September 30....................................    15.65      11.16       .14        13.88      9.56        .14
  December 31.....................................    12.09       8.85       .11        14.25     10.44        .14

    At February 1, 2002, there were 2,890 holders of record of common stock.

ITEM 6.--SELECTED FINANCIAL DATA

    The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

                                                         2001       2000       1999       1998       1997
                                                       --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA
Net sales............................................  $209,522   $189,479   $178,533   $259,625   $246,579
Cost of sales........................................   145,508    128,531    121,375    167,528    164,161
Cost of sales--nonrecurring (1)......................    27,237
                                                       --------   --------   --------   --------   --------
Gross profit.........................................    36,777     60,948     57,158     92,097     82,418
Selling, general and administrative expenses.........    53,209     47,037     46,261     56,957     49,325
Unusual expense (2)..................................                                        950      1,960
Provision--doubtful accounts (1,3)...................     6,676      1,242      1,280        550        634
Impairment charge (1)................................     5,519
                                                       --------   --------   --------   --------   --------
Operating (loss) income..............................   (28,627)    12,669      9,617     33,640     30,499
Interest expense.....................................     3,656      1,736      1,743      2,324      2,378
Interest (income)....................................      (509)      (582)      (565)      (597)      (705)
                                                       --------   --------   --------   --------   --------
(Loss)income before income taxes and minority
  interest in consolidated subsidiary and in
  investment of equity company.......................   (31,774)    11,515      8,439     31,913     28,826
Income taxes (benefits)..............................   (10,245)     3,631      3,054     11,630     10,886
Minority interest in (profit) loss of consolidated
  subsidiary.........................................      (642)      (263)       656
Profit (loss) in investment of equity company........       318        (89)
                                                       --------   --------   --------   --------   --------
Net (loss) income (1)................................  $(21,853)  $  7,532   $  6,041   $ 20,283   $ 17,940
                                                       ========   ========   ========   ========   ========
PER SHARE DATA:
Weighted average number of common shares
  outstanding........................................     8,695      8,755      9,287      9,432      9,357
Basic (loss)earnings per share (1,4).................  $  (2.51)  $    .86   $    .65   $   2.15   $   1.92
                                                       ========   ========   ========   ========   ========
Weighted average number of common shares
  outstanding........................................     8,695      8,794      9,287      9,434      9,427
Diluted(loss)earnings per share (1,4)................  $  (2.51)  $    .86   $    .65   $   2.15   $   1.90
                                                       ========   ========   ========   ========   ========
Cash dividends declared per share....................  $    .53   $    .56   $    .56   $    .56   $    .53
                                                       ========   ========   ========   ========   ========
BALANCE SHEET DATA
Working capital (5)..................................  $ 61,837   $120,324   $117,723   $132,486   $119,785
Long-term portion of notes receivable................    10,394     17,354     15,014     13,063     11,951
Total assets.........................................   254,491    283,116    241,457    256,681    245,284
Long-term debt.......................................     4,474     47,417     23,380     35,415     31,012
Shareholders' equity.................................   141,215    169,463    171,714    179,795    163,184

--------------------------

(1) 2001 results include a realignment charge of $37,956 (after tax $26,455) which included a nonrecurring inventory write-off for underperforming product lines; bad debt write-off; and the impairment of goodwill and other underutilized assets.

(2) 1998 included a one-time charge of $950 (approximately $570 after tax) resulting from costs incurred to relocate the manufacture and support of Hansvedt Inc. from Illinois to Elmira, New York, and from a workforce reduction of approximately 200 full-time jobs. 1997 included a one-time charge of $1,960 ($1,200 after tax). This non-recurring charge involves outside costs incurred in connection with a major acquisition that the Company carried into the final stages of the due diligence process but decided not to complete.

(3) In 2001, the provision for doubtful accounts includes $5,200 related to the realignment discussed herein.

(4) All share and per share data have been restated, where appropriate, to reflect the Company's three-for-two stock split in May, 1998.

(5) Certain amounts in 2000, 1999, 1998, and 1997 have been reclassified to conform with current year presentation.

ITEM 7.--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

    NET SALES. Net sales for the year 2001 were $209,522,000 compared to $189,479,000 in 2000, an increase of $20,043,000, or 10.6%. The Company's
December 2000 acquisition of HTT Hauser Tripet Tschudin (HTT) added sales of $39,099,000 in 2001. Excluding that acquisition, net sales for 2001 would have been $170,423,000, a decrease of 10.1% from the previous year.

    Sales in Europe and in other areas of the world excluding the U.S. increased dramatically during the year. European sales were $79,610,000 in 2001 compared to $43,289,000 during the prior year, for an increase of $36,321,000, or 83.9%. $29,532,000 of that increase was attributable to European sales of HTT. Sales in Europe by the Company's Kellenberger subsidiary also increased substantially during 2001, accounting for another $5,862,000 of the European sales improvement. Likewise, sales to other areas of the world increased by $18,222,000, or 84.0%, from $21,706,000 in 2000 to $39,928,000 in 2001. In this region, sales to customers in the Peoples' Republic of China, from both previously existing Hardinge Companies and from HTT, were primarily responsible for the increase.

    On the other hand, sales to customers in the United States declined significantly, from $124,484,000 in 2000 to $89,984,000 in 2001, for a reduction of $34,500,000 or 27.7%. This decrease is the result of a reduction in North American manufacturing activity levels which has been occurring throughout the year. That reduction has resulted in an industry-wide decline in machine tool sales to North American manufacturers.

    The geographic changes described above have resulted in a significant change in the global apportionment of Hardinge sales. In 2001, sales in the United States accounted for 43.0% of total sales, with Europe and the remainder of the world accounting for 38.0% and 19.0%, respectively. This compares to 65.7% in the U.S. for the year 2000, with the remaining 22.9% and 11.4% to Europe and the remainder of the world, respectively.

    Machine sales represented 68.3% of revenues for the year 2001, compared to 63.5% during the previous year. Sales of non-machine products and services make up the balance.

    The Company's backlog at December 31, 2001 was $51,202,000 compared to $64,801,000 at December 31, 2000.

    REALIGNMENT CHARGE. Realignment charges of $26,455,000, net of tax benefits or $3.05 per basic and diluted share at date of charge ($37,956,000 excluding tax benefits), were recorded in the third quarter of 2001. The realignment reflects a management review of each of the Company's product lines in order to better focus its U.S. manufacturing operations, as well as the Company's worldwide engineering and financial resources, on those product lines which will provide the strongest long-term shareholder returns. In particular, domestic manufacturing and engineering resources will focus on cost-effective, high-end products, leveraging the Company's experience in developing technologically advanced, high performance machines. The realignment will also reduce debt as under-performing inventory is converted into cash through sales at discounted prices as well as tax benefits.

    The realignment charge included: a nonrecurring inventory write-down of $27,237,000, or $18,081,000 net of tax benefits, for under-performing product lines which will be discontinued; a goodwill write-down of $3,542,000 for which no tax benefit is available; an additional reserve for uncollectable accounts and notes receivable of $5,200,000, or $3,380,000 net of tax benefits for expected write-offs of domestic and foreign trade and note receivables related to the poor economic climate; and $1,977,000, or $1,452,000 net of tax benefits, for write-down of underutilized assets, which have now been sold or offered for sale and other charges. The above amounts include cash charges of $977,000, excluding tax benefits.

    GROSS PROFIT. Excluding the realignment charge described above, gross margin for the year 2001 was 30.6% of net sales compared to 32.2% for the year 2000. Competitive discounting of turning machines and machining centers, especially in the depressed North American market, continued to reduce gross margins. Gross margins were also negatively impacted by lower recovery of fixed manufacturing overhead because of decreased U.S. machine production, reflecting both reduced North American orders and the workforce reductions of June, August and December 2001. Including the realignment charge described above, which added $27,237,000 to cost of sales, gross margin was 17.6% of net sales for the year 2001.

    SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the year 2001 were $53,209,000, or 25.4% of net sales, compared to 24.8% during the previous year. The $6,172,000 increase was primarily due to the SG&A incurred at HTT.

    PROVISION FOR DOUBTFUL ACCOUNTS. Excluding the one-time realignment charge of an additional $5,200,000 described above, bad debt expense was $1,476,000 for the year 2001, compared to $1,242,000 during the previous year. Including the realignment charge, bad debt expense was $6,676,000 for the year 2001.

    IMPAIRMENT CHARGES. The realignment charges described above included $3,542,000 for the impairment of purchased goodwill. An additional $1,977,000 represented impairment of other assets, which have since been sold or offered for sale, and other, lesser charges.

    INCOME FROM OPERATIONS. Excluding the realignment charges described above, income from operations was $9,329,000 for the year 2001, compared to $12,669,000 for the previous year. The reduction was the result of the reduced North American sales, and other factors, discussed above. Including the realignment charges, the loss from operations was $28,627,000 for the year 2001. This included $826,000 for amortization of purchased intangibles.

    INTEREST EXPENSE. Interest expense for the year 2001 was $3,656,000 compared to $1,736,000 for the previous year. The increase was primarily caused by borrowing $31,511,000 which was attributable to the acquisition of HTT. Partially offsetting the effect of this increased debt were decreases in interest rates on borrowings.

    INTEREST INCOME. Interest income, primarily derived from internally financed customer sales during both years, remained relatively flat, at $509,000 for 2001 and $582,000 for 2000.

    INCOME TAXES. The realignment charges described above included $11,501,000 of tax benefits, of which $4,586,000 is expected to be recovered in 2002 as a tax refund through the carryback of the net operating loss, and the remaining $6,915,000 will provide deferred tax benefits for use in 2002 and thereafter.

    Excluding the realignment charges described above, the provision for income taxes for the year 2001 was $1,256,000, or 20.3% of income before taxes, compared to $3,631,000, or 31.5% for the previous year. The unusual 2001 tax rate was due to increased taxable profits earned in countries with comparatively lower tax rates partially offset by taxable losses incurred in jurisdictions with higher tax rates.

    Including the realignment charges, the provision for income taxes was a benefit of $10,245,000 for the year 2001.

    MINORITY INTEREST IN (PROFIT) OF CONSOLIDATED SUBSIDIARY. The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In 2001 and 2000, respectively, $642,000 and $263,000 reductions in net income represent the minority stockholders' 49% share in the joint venture's net income.

    PROFIT (LOSS) IN INVESTMENT OF EQUITY COMPANY. Hardinge EMAG GmbH generated $318,000 and ($89,000) for 2001 and 2000, respectively, for Hardinge's 50% interest in this joint venture.

    NET INCOME. Excluding the realignment charges described above, net income for the year 2001 was $4,602,000, or $.53 per basic and diluted share, compared to $7,532,000, or $.86 per basic and diluted share for the year 2000. These reductions in earnings were the result of the reduced North American sales, and other factors, discussed above. Including the realignment charges described above, net (loss) for the year 2001 was ($21,853,000), or ($2.51) per basic and diluted share.

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

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses totaled $47,037,000, or 24.8% of sales, during 2000, compared to $46,261,000, or 25.9% of sales in 1999. The Company continued with the cost control program begun in 1999 and accomplished this lower SG&A percentage despite the substantial promotional expenses incurred in 2000 for the bi-annual International Manufacturing Technology Show. Bad debt provision was $1,242,000 and $1,280,000 for 2000 and 1999 respectively.

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

    MINORITY INTEREST IN (PROFIT) OF CONSOLIDATED SUBSIDIARY. The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity, which is recorded as a consolidated subsidiary. The $263,000 reduction in net income represents the minority stockholders' 49% share in that joint venture's 2000 net income.

    (LOSS) IN INVESTMENT OF EQUITY COMPANY. The new Hardinge EMAG GmbH joint venture generated ($89,000) loss for Hardinge's 50% interest during its startup and initial four months of operation.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's current ratio at December 31, 2001 was 1.68:1 compared to 3.48:1 at December 31, 2000. In September 2001, the Company amended the financial covenant requirements of its revolver and its two term loan agreements and is in compliance with those covenants at December 31, 2001. As described in the footnotes to the financial statements and later in this discussion, the entire balances of $26,911,000 of loans outstanding under the revolver and $28,438,000 outstanding under its two term loan agreements have been classified as current liabilities at December 31, 2001. The Company has received commitment letters from its primary lenders providing for renewal of the revolving credit facility through August 2003 and amendments to its financial covenants in each of the revolving credit agreement and the two term loan agreements. The commitment letters are dated March 25, 2002 and it is anticipated that the amendments to the loan agreements will be executed on or before April 5, 2002. Upon closing of the terms as referenced in the letters, the revolver and the appropriate portions of the term loans will be reclassified as long-term liabilities.

    Cash generated from operating activities in 2001 totaled $9,414,000 compared to $17,808,000 during the previous year, for a decrease of $8,394,000. The net loss of $21,853,000 in 2001, after removal of non-cash realignment charges totaling $37,919,000, resulted in cash generation of $16,066,000 compared to $7,532,000 in 2000, accounting for an increase in cash generation of $8,534,000 between the two years. Changes in notes receivable and other assets accounted for additional cash generation of $4,971,000 and $1,856,000, respectively. Offsetting this cash generation were uses of cash totaling $10,124,000 related to reduction in accounts payable and accrued expenses which occurred primarily as a result of the previously discussed reduction in North American business activity during 2001. Finally, net increases in deferred tax assets of $7,121,000 and the generation of an income tax receivable of $4,648,000 during 2001 caused a further reduction in cash generated from operations.

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

    In order to reduce debt and finance current operations, the Company periodically sells a substantial portion of its underlying customer notes receivable to various financial institutions. In 2001, the Company sold $14,120,000 of customer notes compared to $26,593,000 sold during 2000, reflecting the lower North

American sales volume previously discussed. The remaining outstanding balances of all notes sold as of December 31, 2001 was $53,715,000. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. Although the Company has no formal arrangements with financial institutions to purchase its customer notes receivable, it has not experienced difficulty in arranging such sales. While the Company's customer financing program has an impact on its month-to-month borrowings from time-to-time, it has had little long-term impact on its working capital because of the sales of the underlying customer notes receivable. Long-term customer notes receivable held by the Company totaled $10,394,000 and $17,354,000 at December 31, 2001 and December 31, 2000,
respectively.

    The Company conducts some of its manufacturing, sales and service operations from leased office space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $2,479,000, $2,219,000, and $1,755,000, during the years ended December 31, 2001, 2000, and 1999, respectively. Future minimum payments under noncancelable operating leases as of December 31, 2001 total $14,318,000, with payments over the next five years of $2,073,000, $1,645,000, $1,372,000, $877,000, and $682,000, respectively.

    Total capital expenditures in 2001 were $6,293,000, which included construction of an additional manufacturing and administration facility at the Company's Kellenberger subsidiary in St. Gallen, Switzerland.

    Financing activities during 2001 used cash of $2,606,000, primarily for the payment of dividends of $4,622,000 which was partially offset by a net increase in borrowing of $2,600,000.

    During 2001, the Company had revolving loan agreements with several U.S. banks providing for unsecured borrowing up to $50,000,000 on a revolving basis through August 1, 2002. As of December 31, 2001, total borrowings under this credit line were $26,911,000. As discussed further in the footnotes to the financial statements, the Company has classified the entire amount of outstanding loans as a current liability at December 31, 2001. The Company has received a commitment letter from its lenders providing for renewal of the revolving credit facility for secured borrowings of up to $40,000,000 through August 2003. The commitment letter is dated March 25, 2002 and it is anticipated that the extension will be executed on or before April 5, 2002. Upon closing of the terms as referenced in the letters, the revolver will be reclassified as a long-term liability.

    The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks which permit borrowing in Swiss francs equivalent to approximately $5,400,000. At December 31, 2001, outstanding loans under these facilities totaled $1,000.

    The Company's HTT subsidiary maintains overdraft facilities with commercial banks which permit borrowing in Swiss francs equivalent to approximately $5,400,000. These facilities are secured by an interest in the Company's real property. At December 31, 2001, total borrowings under these agreements were $462,000.

    During the first quarter of 1996, the Company entered into a long-term borrowing agreement for $17,750,000 with a syndication of banks. The proceeds were used to repay revolving loan borrowing which had originally been used to finance the acquisition of Kellenberger. Quarterly interest payments on this term loan began during 1996, and quarterly principal repayments commenced in 1998 and are due through February 28, 2003. The agreement contains financial and other covenants consistent with the revolving loan agreement. The remaining outstanding principal balance on this loan at December 31, 2001 was $4,438,000.

    During the first quarter of 2001, the Company entered into a long-term borrowing agreement for $24,000,000 with a bank. The proceeds were used to repay revolving loan borrowing which had originally been used to finance the acquisition of HTT Hauser Tripet Tschudin. Quarterly interest payments on this term loan began during 2001. The agreement calls for 20 equal quarterly principal repayments to begin in June 2003. The agreement contains financial and other covenants consistent with the revolving loan agreement.

    As discussed further in the footnotes to the financial statements, the Company has classified the entire balances of both these loans as current liabilities at December 31, 2001. The Company has received commitment letters from its lenders providing for amendments to its financial covenants in each of the two term loan agreements above. The commitment letters are dated March 25, 2002 and it is anticipated that the amendment agreements will be executed on or before April 5, 2002. Upon closing of the terms as referenced in the letters, the portions of these two term loans due on a date more than twelve months past the balance sheet date ($22,800,000 as of March 31, 2002) will be reclassified as long-term liabilities.

    The Company's HTT subsidiary is also obligated to several commercial banks under terms of various mortgage agreements on its factory building. The loans are secured by the property and have unspecified maturities. At December 31, 2001, total balances outstanding under these loans were $4,745,000, with $271,000 expected to be repaid within the next 12 months.

    Management believes that the currently available funds and credit facilities, along with anticipated additional facilities currently being negotiated with several banks, and internally generated funds, will provide sufficient financial resources for its ongoing operations.

MARKET RISK

    The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

    The Company's earnings are affected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $443,000 in 2001 and $274,000 in 2000, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of economic activity that could exist in such an environment. Furthermore, in the event of a change of significant magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

    A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Switzerland, Taiwan and Germany using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent purchases grinding machines manufactured in Switzerland by its Swiss subsidiaries. Likewise, it purchases vertical machining centers manufactured in Taiwan by its 51% owned Taiwanese subsidiary and it purchases vertical lathes from its 50% joint venture, Hardinge EMAG GmbH. The Company's subsidiaries in the U.K., Germany, Switzerland and Canada sell products in native currency to customers in those countries. The Company's Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, Euro, New Taiwan Dollar, and Japanese yen. For example, when the U.K. pound or Swiss franc strengthens against other European currencies, the value of sales denominated in these other currencies decreases when translated to pounds or Swiss francs. When the U.S. dollar strengthens against the Japanese yen, the price of competitive Japanese imports to the United States decreases. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based purchases and sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge portions of its 3 to 6 months' planned purchase and sales transactions.

DISCUSSION OF CRITICAL ACCOUNTING POLICIES

    The preparation of the Company's financial statements requires the application of a number of accounting policies which are described in the notes to the financial statements. These policies require the use of assumptions or estimates, which, if interpreted differently under different conditions or circumstances, could result in material changes to the reported results. Following is a discussion of those accounting policies which the company feels are most susceptible to such interpretation.

    ACCOUNTS AND NOTES RECEIVABLE. The Company assesses the collectibility of its trade accounts and notes receivable using a combination of methods. It reviews large individual accounts for evidence of circumstances which suggest a collection problem might exist. Such situations include, but are not limited to, the customer's past history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and previous recent collection activities. The Company's notes receivable are limited to machine sales to customers in North America, and a security interest is normally maintained in the equipment sold under terms of the notes. In cases where repossession may be likely, the Company estimates the probable resale potential of the assets to be repossessed, and provides a reserve for the remaining receivable balance after realization of such proceeds. Additionally, the Company provides a reserve for losses based on current payment trends in the economies where it holds concentrations of receivables and provides a reserve for what it believes to be the most likely risk of uncollectibility. In order to make these allowances, the Company must rely on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

    INVENTORIES. The Company uses a number of assumptions and estimates in determining the value of its inventory. An allowance is provided for the value of inventory quantities of specific items which are deemed to be excessive based on past usage and anticipated future usage. While the Company feels this is the most appropriate methodology for determining excess quantities, the possibility exists that customers will change their buying habits in the future should their own requirements change. Changes in metal-cutting technology can render certain products obsolete or reduce their market value. The Company continually evaluates changes in technology and adjusts its products and inventories accordingly, either by write-off or by price reductions. However, the possibility exists that a future technology development, currently unanticipated, might affect the marketability of specific products produced by the Company. The Company includes in the cost of its inventories a component to cover the estimated cost of overhead activities associated with production of its products. A significant change in future business conditions, either positive or negative, could cause the need to adjust this absorption factor. The Company believes that being able to offer immediate delivery on many of its products is critical to its competitive success. Likewise, it believes that maintaining an inventory of service parts, with a particular emphasis on purchased parts, is especially important to support its policy of maintaining serviceability of its products. Consequently, it maintains significant inventories of repair parts on many of its machine models, including some which are no longer in production. The Company's ability to accurately determine which parts are needed to maintain this serviceability is critical to its success in managing this element of its business.

    INTANGIBLE ASSETS. The Company has on several occasions acquired other machine tool companies. When doing so, it has used outside specialists to assist it in determining the value of assets acquired, and has used traditional models for establishing purchase price based on EBITDA multiples. Consequently, the value of goodwill on the Company's balance sheet has been affected by the use of numerous estimations of the value of assets purchased and of future business opportunity.

    NET DEFERRED TAX ASSETS. The Company's balance sheet contains a significant net deferred tax asset. As of December 31, 2001, the Company has relied on expected future U.S. taxable income as a basis for recognizing the net deferred tax asset. The Company would need to generate future U.S. taxable income of approximately $35 million in subsequent periods in order to realize the benefits of the net deferred tax asset. Given the Company's trend of earnings during past cycles in the industry and expected upturns based on external market analysis, the Company believes that it will be able to generate taxable income sufficient to realize the value of this deferred net tax asset. As of March 7, 2002, President Bush signed into law the "Job Creation and Workers Assistance Act of 2002." Among other things, this law temporarily extends the general net operating loss carryback period to five years (from two years) for net operating losses arising in taxable years 2001 and 2002. As of December 31, 2001, the Company has sufficient taxable income in the five year carryback period to support the recognition of the net deferred tax asset.

    DEBT. The Company's debt to third parties is described in detail in the footnotes to the financial statements and in the previous liquidity section of this analysis. As previously discussed, the Company has classified the entire balances of the revolver and term loans as current liabilities at December 31, 2001. The Company has begun negotiations to replace its expiring revolver facility with a new similar arrangement. During 2002, the Company has received commitment letters from its primary lenders providing for renewal of the revolving credit facility for secured borrowings of up to $40,000,000 through August 2003 and amendments to its financial covenants in each of the revolving credit agreement and the two term loan agreements. The commitment letters are dated March 25, 2002 and it is anticipated that the extension and amendment agreements will be executed on or before April 5, 2002. Upon closing of the terms as referenced in the letters, the revolver and the appropriate portions of the term loans will be reclassified as long-term liabilities.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001. The statement requires the Company to recognize all its derivative instruments on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company accounted for the accounting change as a cumulative effect of an accounting principle. The adoption of Statement 133, resulted in a cumulative effect of an accounting change of a credit of $25,000 to other comprehensive income in the first quarter of 2001.

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

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of this statement is expected to result in an increase to net income in 2002 of $718,000. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of

January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, if any.

    In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria for classifying an asset as held-for-sale are significantly changed from prior treatment. Assets which are to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

    The Company will apply this new rule beginning in the first quarter of 2002. The Company has determined that implementation of this new rule will not impact the financial position of the Company as of January 1, 2002.

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

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         HARDINGE INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2001

AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors..............................     20
Consolidated Balance Sheets.................................     21
Consolidated Statements of Operation........................     22
Consolidated Statements of Shareholders' Equity.............     23
Consolidated Statements of Cash Flows.......................     24
Notes to Consolidated Financial Statements..................     25

    Schedule II--Valuation and Qualifying Accounts is included in Item 14(a) of this report.

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Hardinge Inc.

    We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

                                          ERNST & YOUNG LLP

Buffalo, New York
January 28, 2002,
except for Note 4,
as to which the date
is March 25, 2002

                         HARDINGE INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash......................................................  $  4,608   $  2,740
  Accounts receivable.......................................    38,562     45,276
  Notes receivable..........................................     6,961      7,185
  Inventories...............................................    84,084    102,780
  Deferred income taxes.....................................     9,558      5,065
  Income tax receivables....................................     4,648
  Prepaid expenses..........................................     4,381      5,825
                                                              --------   --------
Total current assets........................................   152,802    168,871

Property, plant and equipment:
  Land and buildings........................................    45,804     46,407
  Machinery, equipment and fixtures.........................    98,371     98,243
  Office furniture, equipment and vehicles..................     5,539      8,781
                                                              --------   --------
                                                               149,714    153,431
  Less accumulated depreciation.............................    79,490     77,561
                                                              --------   --------
                                                                70,224     75,870

Other assets:
  Notes receivable..........................................    10,394     17,354
  Deferred income taxes.....................................     3,659         66
  Goodwill..................................................    13,660     18,238
  Other.....................................................     3,752      2,717
                                                              --------   --------
                                                                31,465     38,375
                                                              --------   --------
Total assets................................................  $254,491   $283,116
                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 12,757   $ 17,477
  Notes payable to bank.....................................       464      7,037
  Accrued expenses..........................................    17,612     15,390
  Accrued income taxes......................................     1,889      2,386
  Deferred income taxes.....................................     2,623      2,152
  Current portion of long-term debt.........................    55,620      4,105
                                                              --------   --------
Total current liabilities...................................    90,965     48,547

Other liabilities:
  Long-term debt............................................     4,474     47,417
  Accrued pension plan expense..............................     6,113      6,092
  Deferred income taxes.....................................     1,810      2,342
  Accrued postretirement benefits...........................     5,795      5,747
  Other liabilities.........................................     2,251      2,282
                                                              --------   --------
                                                                20,443     63,880

Equity of minority interest.................................     1,868      1,226
Shareholders' equity:
  Preferred stock, Series A, par value $.01 per share;
    Authorized 2,000,000; issued -- none....................
  Common stock, $.01 par value:
    Authorized shares -- 20,000,000;
    Issued shares -- 9,919,992 at December 31, 2001 and
     2000...................................................        99         99
  Additional paid-in capital................................    61,328     61,542
  Retained earnings.........................................   104,480    130,955
  Treasury shares...........................................   (14,934)   (14,243)
  Accumulated other comprehensive loss......................    (7,799)    (6,239)
  Deferred employee benefits................................    (1,959)    (2,651)
                                                              --------   --------
Total shareholders' equity..................................   141,215    169,463
                                                              --------   --------
Total liabilities and shareholders' equity..................  $254,491   $283,116
                                                              ========   ========

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................  $209,522   $189,479   $178,533
Cost of sales...............................................   145,508    128,531    121,375
Cost of sales--nonrecurring.................................    27,237
                                                              --------   --------   --------
Gross profit................................................    36,777     60,948     57,158
Selling, general and administrative expenses................    53,209     47,037     46,261
Provision for doubtful accounts.............................     6,676      1,242      1,280
Impairment charge...........................................     5,519
                                                              --------   --------   --------
(Loss) income from operations...............................   (28,627)    12,669      9,617
Interest expense............................................     3,656      1,736      1,743
Interest (income)...........................................      (509)      (582)      (565)
                                                              --------   --------   --------
(Loss) income before income taxes and minority interest in
  consolidated subsidiary and investment of equity
  company...................................................   (31,774)    11,515      8,439
Income taxes (benefits).....................................   (10,245)     3,631      3,054
Minority interest in (profit) loss of consolidated
  subsidiary................................................      (642)      (263)       656
Profit (loss) in investment of equity company...............       318        (89)
                                                              --------   --------   --------
Net (loss) income...........................................  $(21,853)  $  7,532   $  6,041
                                                              ========   ========   ========

Per share data:
Basic earnings per share:
Weighted average number of common shares outstanding........     8,695      8,755      9,287
                                                              ========   ========   ========
(Loss) earnings per share...................................  $  (2.51)  $    .86   $    .65
                                                              ========   ========   ========
Diluted earnings per share:
Weighted average number of common shares outstanding........     8,695      8,794      9,287
                                                              ========   ========   ========
(Loss) earnings per share...................................  $  (2.51)  $    .86   $    .65
                                                              ========   ========   ========
Cash dividends declared per share...........................  $    .53   $    .56   $    .56
                                                              ========   ========   ========

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                        ACCUMULATED
                                                     ADDITIONAL                            OTHER       DEFERRED        TOTAL
                                           COMMON     PAID-IN     RETAINED   TREASURY      COMP.       EMPLOYEE    SHAREHOLDERS'
                                           STOCK      CAPITAL     EARNINGS    STOCK        INCOME      BENEFITS       EQUITY
                                          --------   ----------   --------   --------   ------------   ---------   -------------
BALANCE AT DECEMBER 31, 1998............  $    98     $60,351     $127,526   $  (853)     $(2,485)      $(4,842)     $179,795
Comprehensive Income
Net income..............................                            6,041                                               6,041
  Other comprehensive (loss) income
    Foreign currency translation
      adjustment........................                                                   (3,230)                     (3,230)
    Unrealized gain on net investment
      hedge.............................                                                    1,572                       1,572
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                                                                                4,383
--------------------------------------------------------------------------------------------------------------------------------
Dividends declared......................                           (5,242)                                             (5,242)
Issuance of 76,000 shares for long-term
  incentive plan........................        1       1,367                                            (1,368)
Shares issued and forfeited pursuant to
  long-term incentive plan..............                 (260)                   250                        230           220
Amortization (long-term incentive
  plan).................................                                                                  1,852         1,852
Tax benefit from long-term incentive
  plan..................................                  390                                                             390
Net purchase of treasury stock..........                  (88)                (9,596)                                  (9,684)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1999............       99      61,760     128,325    (10,199)      (4,143)       (4,128)      171,714
Comprehensive Income
Net income..............................                            7,532                                               7,532
  Other comprehensive (loss)
    Foreign currency translation
      adjustment........................                                                     (963)                       (963)
    Unrealized (loss) on net investment
      hedge, net of tax.................                                                   (1,133)                     (1,133)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income....................                                                                                5,436
--------------------------------------------------------------------------------------------------------------------------------
Dividends declared......................                           (4,902)                                             (4,902)
Shares issued and forfeited pursuant to
  long-term incentive plan..............                 (177)                   404                       (118)          109
Amortization (long-term incentive
  plan).................................                                                                  1,595         1,595
Tax effect from long-term incentive
  plan..................................                  (41)                                                            (41)
Net purchase of treasury stock..........                                      (4,448)                                  (4,448)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000............       99      61,542     130,955    (14,243)      (6,239)       (2,651)      169,463
Comprehensive Income
Net (loss)..............................                          (21,853)                                            (21,853)
  Other comprehensive income (loss)
    Foreign currency translation
      adjustment........................                                                   (1,326)                     (1,326)
    Cumulative effect of accounting
      change, net of tax................                                                       25                          25
    Unrealized (loss) on cash flow
      hedge, net of tax.................                                                     (980)                       (980)
    Unrealized gain on net investment
      hedge, net of tax.................                                                      721                         721
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive (loss)....................                                                                              (23,413)
--------------------------------------------------------------------------------------------------------------------------------
Dividends declared......................                           (4,622)                                             (4,622)
Shares issued and forfeited pursuant to
  long-term incentive plan..............                 (246)                   531                       (285)
Amortization (long-term incentive
  plan).................................                                                                    977           977
Tax benefit from long-term incentive
  plan..................................                   36                                                              36
Net purchase of treasury stock..........                   (4)                (1,222)                                  (1,226)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001............  $    99     $61,328     $104,480   $(14,934)    $(7,799)      $(1,959)     $141,215
================================================================================================================================

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES
Net (loss) income...........................................  $(21,853)  $  7,532   $  6,041
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Noncash portion of realignment charge.....................    33,077
  Impairment charge.........................................     4,842
  Depreciation and amortization.............................    10,722      9,827     10,458
  Provision for deferred income taxes.......................    (7,663)      (542)    (1,195)
  Loss on sale of assets....................................       797
  Foreign currency transaction loss.........................       606        134        517
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     4,621      6,115      7,371
    Notes receivable........................................     3,123     (1,848)    (2,081)
    Income tax receivable...................................    (4,648)
    Inventories.............................................    (9,301)    (6,850)     4,103
    Other assets............................................       260     (1,596)      (151)
    Accounts payable........................................    (4,718)     2,348      3,605
    Accrued expenses........................................      (499)     2,559      5,152
    Accrued postretirement benefits.........................        48        129        230
                                                              --------   --------   --------
Net cash provided by operating activities...................     9,414     17,808     34,050

INVESTING ACTIVITIES
Capital expenditures -- net.................................    (6,293)    (3,171)    (5,445)
Proceeds from sale of asset.................................     1,833
Acquisition of HTT, net of cash acquired....................              (21,479)
Investment in Hardinge EMAG.................................      (318)    (1,338)
                                                              --------   --------   --------
Net cash (used in) investing activities.....................    (4,778)   (25,988)    (5,445)

FINANCING ACTIVITIES
(Decrease) increase in short-term notes payable to bank.....    (6,704)     1,383     (4,229)
Increase (decrease) in long-term debt.......................     9,304     17,385    (11,866)
Purchase of treasury stock..................................    (1,226)    (4,338)    (9,143)
Dividends paid..............................................    (4,622)    (4,902)    (5,242)
Funds provided by minority interest.........................       642        263        963
                                                              --------   --------   --------
Net cash (used in) provided by financing activities.........    (2,606)     9,791    (29,517)
Effect of exchange rate changes on cash.....................      (162)       (27)      (124)
                                                              --------   --------   --------
Net increase (decrease) in cash.............................     1,868      1,584     (1,036)
Cash at beginning of year...................................     2,740      1,156      2,192
                                                              --------   --------   --------
Cash at end of year.........................................  $  4,608   $  2,740   $  1,156
                                                              ========   ========   ========

SEE ACCOMPANYING NOTES.

                         HARDINGE INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers, and tooling and accessories related to metal cutting machines. Sales are principally in the United States and Western Europe. Sales are also made to customers in Canada, China, Mexico, Japan, Australia, and other foreign countries. A substantial portion of the Company's sales are to small and medium--sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, fiber optics, medical equipment, recreational equipment, telecommunications, and transportation.

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

INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Finished products...........................................  $32,494    $ 36,766
Work-in-process.............................................   27,431      32,727
Raw materials and purchased components......................   24,159      33,287
                                                              -------    --------
                                                              $84,084    $102,780
                                                              =======    ========

PROPERTY, PLANT AND EQUIPMENT

    Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $8,451,000, $7,691,000, and $8,003,000 for 2001, 2000 and 1999, respectively.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL

    Intangibles resulting from business acquisitions comprised of costs in excess of net business assets acquired and brands and trademarks have been amortized on a straight-line basis over periods ranging from 20 to 30 years. The Company periodically evaluates the recoverability of intangibles resulting from business acquisitions and measures the amount of impairment, if any, by assessing current and future levels of income and cash flows as well as other factors, such as business trends and prospects and market and economic conditions. Amortization expense was $826,000, $144,000, and $144,000 for 2001, 2000 and 1999, respectively. Accumulated amortization was $718,000 and $492,000 at December 31, 2001 and 2000, respectively. During the third quarter of 2001, the Company's realignment charge included a write-off of $3,542,000 for the Hansvedt goodwill.

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

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company adopted Financial Accounting Standards Board Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, on January 1, 2001. The statement requires the Company to recognize all its derivative instruments on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company accounted for the accounting change as a cumulative effect of an accounting principle. The adoption of Statement 133, resulted in a cumulative effect of an accounting change of a credit of $25,000 to other comprehensive income.

    Prior to January 1, 2001 gains and losses on foreign exchange contracts designated as hedges of specific transactions were accrued as exchange rates change and were recognized in income. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries were accrued as exchange rates change and were recognized in the comprehensive income section of the Shareholders' Equity as a foreign currency translation adjustment. Gains and losses on contracts designated as hedges of

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) identifiable foreign currency firm commitments were deferred and included in the measurement of the related foreign currency transaction.

RESEARCH AND DEVELOPMENT COSTS

    The cost of research and development, all of which has been charged to operations, amounted to $9,798,000, $6,992,000, and $7,060,000 in 2001, 2000,
and 1999, respectively.

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

RECLASSIFICATIONS

    Certain amounts from the prior year financial statements have been reclassified to conform with current year presentation.

2. REALIGNMENT CHARGE

    2001's third quarter included a one-time charge of $37,956,000 ($26,455,000 after tax or $3.05 per basic and diluted share at date of charge). This charge is in response to the current recession impacting the machine tool industry and market changes requiring the Company to realign its U.S. based manufacturing operations in Elmira, New York. This realignment charge is designed to improve the Company's

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

2. REALIGNMENT CHARGE (CONTINUED)
profitability, strengthen its financial position and enhance its competitive advantages. The realignment charge included:

                                                                           TAX       NET OF
                                                              PRE-TAX    BENEFIT     TAXES
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Realignment charge:
Inventory write-off related to under-performing product
  lines which have been discontinued........................  $27,237    $ 9,156    $18,081
Goodwill write-off..........................................    3,542                 3,542
Reserve for uncollectable accounts and notes receivable.....    5,200      1,820      3,380
A write-down of underutilized assets that have been offered
  for sale, and other charges...............................    1,977        525      1,452
                                                              -------    -------    -------
                                                              $37,956    $11,501    $26,455
                                                              =======    =======    =======

    The balance of the realignment charge at December 31, 2001 is as follows:

                                            DECEMBER 31,                                     DECEMBER 31,
                                                2000       ADDITIONS    USAGES    RECLASS.       2001
                                            ------------   ---------   --------   --------   ------------
Inventory write-off.......................       $0         $27,237    $15,846       $0         $11,391
Goodwill write-off........................        0           3,542      3,542        0               0
Reserve for uncollectable accounts and
  notes receivable........................        0           5,200        306        0           4,894
Write-down of under utilized assets and
  other charges...........................        0           1,977      1,156        0             821
                                                 --         -------    -------       --         -------
Pre-tax realignment charge................        0          37,956     20,850        0          17,106
Tax benefit...............................        0         (11,501)    (5,169)       0          (6,332)
                                                 --         -------    -------       --         -------
Realignment net of taxes..................       $0         $26,455    $15,681       $0         $10,774
                                                 ==         =======    =======       ==         =======

    The above balance of $17,106 at December 31, 2001 primarily represents inventories that have been identified but not yet physically discarded through sale or other disposition, accounts receivable that have not been written off and other assets that have not been sold or abandoned.

3. ACQUISITION AND JOINT VENTURE

    On December 22, 2000, the Company acquired 100% of the outstanding stock of HTT Hauser Tripet Tschudin AG (HTT), a Biel, Switzerland based manufacturer of grinding machines. The Company paid $31,659,000, including assumed debt and acquisition expenses. The acquisition was funded using the Company's revolving loan agreement. The acquisition was accounted for as a purchase effective December 31, 2000. During the first quarter of 2001, the Company refinanced the acquisition with a long term borrowing agreement for $24,000,000.

    The purchase price was allocated based on the fair value of assets and liabilities as of the date of acquisition, resulting in goodwill of $14,098,000. On the basis of an unaudited pro-forma consolidation of the results of operations, as if the acquisition had taken place on January 1, 1999, consolidated net sales for

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

3. ACQUISITION AND JOINT VENTURE (CONTINUED) the combined companies would have been $225,700,000 and $213,189,000 for the years ended December 31, 2000 and 1999, respectively. Consolidated net income would have been $7,373,000 and $5,764,000 and earnings per share would have been $0.84 and $0.62 for the years of 2000 and 1999, respectively. These pro-forma results reflect additional depreciation on the step-up in basis of certain fixed assets acquired, interest expense that would have been incurred to finance the purchase, and amortization of the goodwill recorded for the purchase. The pro-forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been if the acquisition had been effective at the beginning of 1999 or of future results of operations of the consolidated entities.

    On May 9, 2000, the Company entered into an agreement with EMAG Maschinenfabrik GmbH of Leipzig, Germany to jointly manufacture inverted spindle vertical lathes in Germany. The joint venture, Hardinge EMAG GmbH, was capitalized with a Company contribution of $1,500,000 of cash for a 50% interest. The joint venture is recorded as an unconsolidated subsidiary herein; the joint venture is accounted for using the equity method of accounting for investments.

4. FINANCING ARRANGEMENTS

    Long-term debt consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Note payable, under revolving loan agreement expiring August
  1, 2002, with interest averaging 3.59% at December 31,
  2001 (5.20% in 2000)......................................  $26,911    $38,535
Note payable, under term loan agreement, due in quarterly
  installments of $887,500 through February 28, 2003, with
  an effective interest rate of 4.49% at December 31,
  2001......................................................    4,438      7,988
Note payable, under term loan agreement, due in 20 equal
  quarterly installments of $1,200,000 beginning March 20,
  2003 with an effective interest rate of 4.33% at December
  31, 2001..................................................   24,000          0
Mortgages payable under terms of various loan agreements
  with interest averaging 5.05% at December 31, 2001........    4,745      4,999
                                                              -------    -------
                                                               60,094     51,522
Less current portion........................................   55,620      4,105
                                                              -------    -------
                                                              $ 4,474    $47,417
                                                              =======    =======

    In August 1997, the Company entered into an unsecured credit arrangement with three banks which provides for borrowing in several currencies up to the equivalent of $50,000,000 on a revolving loan basis through August 1, 2002. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a fixed percentage. A commitment fee of 1/4 of 1% is payable on the unused portion of the facility. At December 31, 2001, total borrowings under the facility were $26,911,000 at an average interest rate of 3.59%.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

4. FINANCING ARRANGEMENTS (CONTINUED)

    Approximately $1,453,000 of the borrowing was denominated in British pounds sterling and $4,458,000 in Swiss francs. At December 31, 2000, total borrowings under the facility were $38,535,000. Approximately $1,495,000 of the borrowing was denominated in British pounds sterling and $26,540,000 in Swiss francs, which included $24,071,000 for temporary financing of the acquisition of HTT Hauser Tripet Tschudin AG in December 2000.

    The Company has begun negotiations to replace this expiring facility with a new similar multi-year arrangement. During 2002, the Company has received commitment letters from its primary lenders providing for renewal of the revolving credit facility for secured borrowings of up to $40,000,000 through August 2003 and amendments to its financial covenants in each of the revolving credit agreement and the two term loan agreements. The commitment letters are dated March 25, 2002 and it is anticipated that the extension and amendment agreements will be executed on or before April 5, 2002.

    In May 1998, the Company entered into an interest swap arrangement with a financial institution which effectively fixed the interest rate on $15,000,000 of the Company's revolving debt at 6.01% through June 2003. On July 15, 1999, the amount of the swap was reduced to $10,000,000.

    In February 1996, the Company entered into an unsecured term loan arrangement with a syndication of banks for the purpose of financing its November 1995 acquisition of L. Kellenberger & Co. AG. The loan provides for repayment of the outstanding principal in twenty equal installments beginning May 1998. Interest is charged on the debt based on LIBOR plus a fixed percentage. At December 31, 2001 and 2000, the balance owed on this loan was $4,438,000 and $7,988,000, respectively. In February 1996, the Company entered into a cross-currency interest rate swap agreement which effectively converted the $17,750,000 term loan to a borrowing of 21,000,000 Swiss francs with an effective interest rate of 4.49%. In December 2000, that swap arrangement was bifurcated into two separate swap agreements, a cross currency swap, and an interest rate swap. The cross currency swap, which effectively converts the remaining term loan principal to Swiss francs, has been designated as a hedge against the Company's net investment in Kellenberger. The interest rate swap effectively converts the floating interest rate to a fixed rate.

    In March 2001, the Company entered into an unsecured term loan arrangement with a bank for the purpose of financing its December 2000 acquisition of HTT Hauser Tripet Tschudin AG. The loan provides for repayment of the principal in twenty equal quarterly installments beginning March 20, 2003. Interest is charged on the debt based on LIBOR plus a fixed percentage. At December 31, 2001 the balance owed on this loan was $24,000,000. Also in March 2001, the Company entered into a cross-currency swap and an interest rate swap in association with this loan. These swaps effectively convert the loan to a borrowing of 39,540,000 Swiss francs with an effective interest rate of 4.33%. The cross-currency swap has been designated as a hedge against the Company's net investment in HTT. The interest rate swap effectively converts the floating interest rate to a fixed rate.

    The Company also has a $8,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. There were no outstanding loans on this line at December 31, 2001. As of December 31, 2000, outstanding loans under this agreement totaled $2,000,000 with interest payable at 7.06%. The agreement is negotiated annually and requires no commitment fee.

    The Company's Kellenberger subsidiary maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs equivalent to approximately $5,400,000. These lines provide

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

4. FINANCING ARRANGEMENTS (CONTINUED)
for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2001, total borrowings under these lines were $1,000 with an average interest rate of 8.05%. There were no loans outstanding under these lines at December 31, 2000.

    The Company's HTT Hauser Tripet Tschudin subsidiary maintains overdraft facilities with commercial banks that permit borrowings in Swiss francs equivalent to approximately $5,400,000. The facilities are secured by an interest in HTT's real property. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2001, total borrowings under these lines were $462,000 with an average interest rate of 6.75%. At December 31, 2000, total borrowings under these lines were $5,033,000 with an average interest rate of 7.18%. HTT is also obligated under terms of various mortgage agreements with commercial banks on its factory building. These loans are secured by the property and have unspecified maturities. At December 31, 2001 and 2000, total balances outstanding on these loans were $4,745,000 and $4,999,000, respectively, at average interest rates of 5.05% and 6.85%, respectively.

    Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to earnings, earnings to interest cost, and earnings to fixed charges. During 2001, the Company and its creditors amended certain of these requirements in order to include Hauser Tripet Tschudin, and to permit the realignment charge during the third quarter of 2001.

    While the Company is in compliance with its amended debt covenants at December 31, 2001, it anticipates that it may violate one or more of these amended covenants during the next twelve months. As a result, all debt on the Company's 1996 and 2001 term loans and its revolver has been classified as currently payable at December 31, 2001. The Company has received commitment letters from its primary lenders providing for renewal of the revolving credit facility through August 2003 and amendments to its financial covenants in each of the revolving credit agreement and the two term loan agreements. The commitment letters are dated March 25, 2002 and it is anticipated that the extension and amendment agreements will be executed on or before April 5, 2002.

    Interest paid in 2001, 2000, and 1999 totaled $3,590,000, 1,684,000, and
$1,765,000, respectively.

    The Company conducts some of its manufacturing, sales and service operations from leased office space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $2,479,000, $2,219,000, and $1,755,000, during the years ended December 31, 2001, 2000, and 1999, respectively. Future minimum payments under noncancelable operating leases as of December 31, 2001 total $14,318,000, with payments over the next five years of $2,073,000, $1,645,000, $1,372,000, $877,000, and $682,000, respectively.

    The Company has provided financing terms of up to seven years for qualified customers who purchase equipment. The Company has chosen, when appropriate, to sell underlying notes receivable contracts to financial institutions to reduce debt and finance current operations. During 2001, 2000, and 1999, the Company sold notes totaling $14,120,000, $26,593,000, and $16,852,000, respectively. The remaining outstanding balance of all notes sold as of December 31, 2001 and 2000 was $53,715,000 and $65,282,000, respectively. Gains and losses from the sales of notes receivable have not been material. Recourse against

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

4. FINANCING ARRANGEMENTS (CONTINUED)
the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes.

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

5. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In the third quarter of 2001, the Company established a U.S. deferred tax asset related to a realignment charge. As of December 31, 2001, the Company has recorded a U.S. net deferred tax asset of approximately $13.2 million. The Company has relied on expected future U.S. taxable income as a basis for recognizing the net deferred tax asset. The Company will need to generate future U.S. taxable income of approximately $35 million in subsequent periods in order to realize the benefits of the net deferred tax asset. Given the Company's trend of earnings during past cycles in the industry and expected upturns based on external market analysis, it believes that it will be able to generate taxable income sufficient to realize the value of this deferred net tax asset. At December 31, 2001 and 2000, the Company had state investment tax credits expiring at various dates through the year 2011. The net change in the valuation allowance was caused by the expiration of foreign tax credits and an additional valuation for state investment tax credits for which no benefit was recognized in the financial statements.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Federal and state tax credit carryforwards................   $4,570     $5,053
  Postretirement benefits...................................    2,213      2,194
  Deferred employee benefits................................    2,022      2,437
  Accrued pension...........................................    2,496      2,421
  Inventory valuation.......................................    6,824      1,633
  Other.....................................................    5,583      2,414
                                                               ------     ------
                                                               23,708     16,152
  Less valuation allowance..................................    4,570      5,053
                                                               ------     ------
    Total deferred tax assets...............................   19,138     11,099
                                                               ------     ------
Deferred tax liabilities:
  Tax over book depreciation................................    6,406      6,908
  Margin on installment sales...............................      254        270
  Other.....................................................    3,694      3,284
                                                               ------     ------
    Total deferred tax liabilities..........................   10,354     10,462
                                                               ------     ------
    Net deferred tax assets.................................   $8,784     $  637
                                                               ======     ======

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

5. INCOME TAXES (CONTINUED)
    Pre-tax(loss) income was $(41,977,000), $6,111,000, and $6,968,000 from domestic operations and $10,203,000, $5,404,000, and $1,471,000 from foreign operations for 2001, 2000, and 1999, respectively.

    Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Current:
  Federal.........................................  $ (4,954)   $2,912     $3,072
  Foreign.........................................     2,183     1,379        447
  State...........................................        88       565        637
                                                    --------    ------     ------
    Total current.................................    (2,683)    4,856      4,156
                                                    --------    ------     ------
Deferred:
  Federal.........................................    (6,890)   (1,028)    (1,236)
  Foreign.........................................       925       (59)       255
  State...........................................    (1,597)     (138)      (121)
                                                    --------    ------     ------
    Total deferred................................    (7,562)   (1,225)    (1,102)
                                                    --------    ------     ------
                                                    $(10,245)   $3,631     $3,054
                                                    ========    ======     ======

    Income tax payments totaled $2,399,000, $5,728,000, and $651,000 in 2001,
2000 and 1999, respectively.

    The following is a reconciliation of income tax expense (benefit) computed at the United States statutory rate to amounts shown in the consolidated statements of income.

                                                        2001           2000           1999
                                                      --------       --------       --------
Federal income taxes (benefit)......................   (35.0)%         35.0%          35.0%
State income taxes (benefit)........................    (3.1)           2.4            3.9
Other...............................................     2.9           (5.9)          (2.7)
Write-off of nondeductible goodwill impaired........     3.0
                                                       (32.2)%         31.5%          36.2%
                                                       =====           ====           ====

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

    Undistributed earnings of the foreign subsidiaries, which amounted to approximately $27,233,000 at December 31, 2001, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

6.  SHAREHOLDERS' EQUITY

TREASURY SHARES

    The number of shares of common stock in treasury was 1,118,909, 1,051,846, and 686,059, at December 31, 2001, 2000, and 1999, respectively. During 2001, the Company purchased 105,693 shares and distributed 90,030 shares and had 51,400 shares forfeited pursuant to the long-term incentive plan. During 2000, the Company purchased 390,232 shares and distributed 33,320 shares and had 8,875 shares forfeited pursuant to the plan. In 1999, the Company purchased 652,080 shares and distributed 33,030 shares with 26,100 shares forfeited pursuant to the long-term incentive plan.

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

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

6.  SHAREHOLDERS' EQUITY (CONTINUED)
RECONCILIATION OF WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement
No. 128:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net (loss) income...........................................  $(21,853)   $7,532     $6,041
Numerator for basic earnings per share......................   (21,853)    7,532      6,041
Numerator for diluted earnings per share....................   (21,853)    7,532      6,041
Denominator for basic earnings per share--weighted average
  shares....................................................     8,695     8,755      9,287
Effect of diluted securities:
Restricted stock and stock options..........................                  39
Denominator for diluted earnings per share--adjusted
  weighted average shares...................................     8,695     8,794      9,287
                                                              ========    ======     ======
Basic (loss) earnings per share.............................  $  (2.51)   $  .86     $  .65
                                                              ========    ======     ======
Diluted (loss) earnings per share...........................  $  (2.51)   $  .86     $  .65
                                                              ========    ======     ======

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

7.  INDUSTRY SEGMENT AND FOREIGN OPERATIONS

    The Company operates in one business segment--industrial machine tools. Domestic and foreign operations consist of:

                                                         YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                            2001                  2000                  1999
                                     -------------------   -------------------   -------------------
                                      UNITED    WESTERN     UNITED    WESTERN     UNITED    WESTERN
                                      STATES    EUROPEAN    STATES    EUROPEAN    STATES    EUROPEAN
                                      OPER.      OPER.      OPER.      OPER.      OPER.      OPER.
                                     --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Sales
Gross domestic sales...............  $ 93,724   $74,454    $124,484   $38,092    $115,932   $38,572
Export sales.......................    43,581    28,463      41,468    17,058      39,512    10,688
                                     --------   -------    --------   -------    --------   -------
                                      137,305   102,917     165,952    55,150     155,444    49,260
Less interarea eliminations........    19,739    10,961      19,308    12,315      16,791     9,380
                                     --------   -------    --------   -------    --------   -------
Total net sales....................  $117,566   $91,956    $146,644   $42,835    $138,653   $39,880
                                     ========   =======    ========   =======    ========   =======
Operating income...................  $(38,110)  $ 9,483    $  7,795   $ 4,874    $  6,283   $ 3,334
                                     ========   =======    ========   =======    ========   =======
Net (loss) income..................  $(28,753)  $ 6,900    $  4,316   $ 3,216    $  3,798   $ 2,243
                                     ========   =======    ========   =======    ========   =======
Identifiable assets................  $166,820   $87,671    $193,358   $89,758    $195,475   $45,982
                                     ========   =======    ========   =======    ========   =======

    Export sales from Hardinge's U.S. operations include the following:

                                                         YEAR ENDED DECEMBER 31,
                                     ---------------------------------------------------------------
                                            2001                  2000                  1999
                                     -------------------   -------------------   -------------------
                                      UNITED    WESTERN     UNITED    WESTERN     UNITED    WESTERN
                                      STATES    EUROPEAN    STATES    EUROPEAN    STATES    EUROPEAN
                                      OPER.      OPER.      OPER.      OPER.      OPER.      OPER.
                                     --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)

Sales to Western European
  customers........................  $  2,357              $  2,504              $  6,173
Sales to affiliated companies......    13,028                19,308                16,791
Sales to customers in the remainder
  of the world.....................    28,196                19,656                16,548
                                     --------              --------              --------
                                     $ 43,581              $ 41,468              $ 39,512
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

    No single customer accounted for more than 5% of consolidated sales in any of the three years presented.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

8.  EMPLOYEE BENEFITS

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

    A summary of the components of net periodic pension cost and postretirement benefit costs is presented below.

                                                    PENSION BENEFITS             POSTRETIREMENT BENEFITS
                                             ------------------------------   ------------------------------
                                                YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                               2001       2000       1999       2001       2000       1999
                                             --------   --------   --------   --------   --------   --------
                                                     (IN THOUSANDS)                   (IN THOUSANDS)
Service cost...............................   $1,963     $2,424     $2,472      $ 93       $130       $134
Interest cost..............................    4,864      4,724      4,401       381        447        431
Expected return on plan assets.............   (6,507)    (6,095)    (5,519)       --         --         --
Amortization of prior service cost.........      307        264        264       (24)       (24)       (24)
Amortization of transition (asset)
  obligation...............................     (174)      (174)      (174)       --         --         --
Amortization of (gain) loss................     (433)       (22)        --        --         11         37
                                              ------     ------     ------      ----       ----       ----
Net periodic benefit cost..................   $   20     $1,121     $1,444      $450       $564       $578
                                              ======     ======     ======      ====       ====       ====

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

8.  EMPLOYEE BENEFITS (CONTINUED)
    A summary of the Pension and Postretirement Plans' funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

                                                                                    POSTRETIREMENT
                                                         PENSION BENEFITS              BENEFITS
                                                        -------------------       -------------------
                                                           DECEMBER 31,              DECEMBER 31,
                                                          2001       2000           2001       2000
                                                        --------   --------       --------   --------
                                                          (IN THOUSANDS)            (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of period.............  $63,660    $64,362        $ 5,282    $ 6,167
Service cost..........................................    1,963      2,424             93        130
Interest cost.........................................    4,864      4,724            381        447
Plan participants' contributions......................       --         --            486        380
Amendments............................................    1,137         --             --         --
Actuarial(gain)loss...................................    1,690     (4,642)           104     (1,024)
Benefits paid.........................................   (3,573)    (3,208)          (888)      (818)
                                                        -------    -------        -------    -------
Benefit obligation at end of period...................   69,741     63,660          5,458      5,282
                                                        -------    -------        -------    -------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of period......   69,798     70,647             --         --
Actual return on plan assets..........................   (3,031)     2,359             --         --
Employer contribution.................................       --         --            402        438
Plan participants' contributions......................       --         --            486        380
Benefits paid.........................................   (3,573)    (3,208)          (888)      (818)
                                                        -------    -------        -------    -------
Fair value of plan assets at end period...............   63,194     69,798             --         --
                                                        -------    -------        -------    -------

RECONCILIATION OF FUNDED STATUS:
Funded status.........................................   (6,547)     6,138         (5,458)    (5,282)
Unrecognized net actuarial(gain)loss..................   (1,220)   (12,881)          (121)      (225)
Unrecognized transition (asset) obligation............   (1,220)    (1,394)            --         --
Unrecognized prior service cost.......................    2,874      2,045           (216)      (240)
                                                        -------    -------        -------    -------
Prepaid (accrued) benefit cost........................  $(6,113)   $(6,092)       $(5,795)   $(5,747)
                                                        =======    =======        =======    =======

    Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

                                                                    PENSION           POSTRETIREMENT
                                                                   BENEFITS              BENEFITS
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31,
Discount rate...............................................    7.50%      7.75%     7.25%      7.50%
Expected return on plan assets..............................    9.50%      9.50%      N/A        N/A
Rate of compensation increase...............................    4.50%      4.50%      N/A        N/A

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

8.  EMPLOYEE BENEFITS (CONTINUED)
    The decrease in 2001 in the discount rate from 7.75% to 7.50% related to the Pension Plan and the decrease from 7.50% to 7.25% related to the Postretirement Benefits resulted in an actuarial loss of $2,091,000 and $140,000 at December 31, 2001, respectively.

    Pension plan assets include 383,886 shares of the Company's common stock valued at approximately $3,666,000 and $5,470,000 at December 31, 2001 and 2000, respectively. Dividends paid on those shares were $203,000 and $201,000 in 2001 and 2000 respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

    The annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend) used to calculate the liability for the postretirement benefits was assumed to be 8.0% at December 31, 2000, decreasing gradually to 5.5% by the year 2006 and remaining at that level thereafter.

    In 1998, the postretirement benefit plan changed from a self-funded plan to an insured plan under third party coverage.

    The health care cost trend rate assumption does not have a significant effect on the amounts reported due to the 125% cap on the Company's portion of the medical plan claims. As of December 31, 2001, Hardinge Inc. reached the caps set in 1993 for all participants who receive subsidized coverage. Therefore, the medical trend no longer affects the results.

GROUP HEALTH PLANS

    The Company has contributory group benefit plans which provide medical benefits to all of its domestic employees.

SAVINGS PLAN

    The Company maintains a 401(k)plan which covers all eligible domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% to 20% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributes to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match is in Hardinge Inc. common stock. The Company contributed $293,000, $342,000, and $376,000 in 2001, 2000 and 1999 respectively, for this match. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

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

    Certain officers were awarded a total of 76,000 and 23,000 restricted shares of common stock during 2001 and 2000, respectively. In 1999, certain officers were awarded a total of 79,000 restricted shares of

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

8.  EMPLOYEE BENEFITS (CONTINUED)
common stock and 21,000 shares were granted to key managers. In 2001, restrictions on 155,871 shares from the Incentive Stock Plans were released and 51,400 shares were forfeited. During 2000, restrictions on 72,521 shares from the Incentive Stock Plans were released and 8,875 shares were forfeited. Restrictions on 236,183 shares were released and 26,100 shares were forfeited in 1999.

    As of December 31, 2001, a total of 313,425 restricted shares of common stock were outstanding under the plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

    Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $1,001,000, $316,000, and $1,573,000 in 2001, 2000 and 1999, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 2001, 2000 and 1999, totaled $1,959,000, $2,651,000,and $4,128,000, respectively, and is included in deferred employee benefits as a reduction of shareholders' equity.

    Stock options for 5,250, 5,250, and 5,250, shares were issued in 2001, 2000 and 1999, respectively under the 1996 Plan. As of December 31, 2001, a total of 100,500 options remained outstanding under the plan. The options expire ten years from the date of issue and vest over periods varying from immediate vesting to three years. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION. Application of the fair value method, however, would not have a material impact on the financial statements.

FOREIGN OPERATIONS

    The Company also has employees in certain foreign countries that are covered by defined contribution and benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

9.  OTHER COMPREHENSIVE INCOME

    The components of other comprehensive income consisted of the following:

                                                                  ACCUMULATED
                                                                  BALANCES AT
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments....................  $(10,187)  $(8,861)
Cumulative effect of accounting change, net of tax..........        25
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges............................................      (979)        1
Net investment hedges.......................................     3,342     2,621
                                                              --------   -------
Other Comprehensive (Loss)..................................  $ (7,799)  $(6,239)
                                                              ========   =======

10. FINANCIAL INSTRUMENTS

    At December 31, 2001 and 2000, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreement and of mortgages classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are repriced on a short-term basis.

    In May 1998, the Company entered into a five year interest rate swap arrangement with a financial institution (See Note 4). At December 31, 2001 and 2000, the fair market values of this instrument were liabilities of $478,000 and $53,000, respectively.

    The carrying amount of the term loan dated February 1996 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into a seven-year cross-currency interest rate swap agreement (see Note 4). In December 2000 this agreement was terminated and re-written as two separate agreements, a currency swap, and a separate interest rate swap. At December 31, 2001 and 2000, the fair market values of the currency swap were assets of $1,187,000 and $2,017,000, respectively. At December 31, 2001 and 2000, the fair market values of the interest rate swap were liabilities of $43,000 and $38,000, respectively. The fair market values of these instruments are based on current settlement value as determined by a financial institution.

    The carrying amount of the term loan dated March 2001 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into seven-year cross-currency and interest rate swap agreements (see Note 4). At December 31, 2001 the fair market values of the currency swap and interest rate swap were an asset of $902,000 and a liability of $1,028,000, respectively.

    The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 2001 and 2000, the carrying value of these notes approximated the fair value.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

10. FINANCIAL INSTRUMENTS (CONTINUED)

    The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Gains or losses from these contracts have not been material. At December 31, 2001 and 2000, the Company had notional principal amounts of approximately $2,511,000 and $6,410,000 in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

CONCENTRATION OF CREDIT RISK

    The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company offers financing terms of up to seven years for its customers in the United States and Canada and files a lien against the equipment purchased under those terms. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 2001 and 2000, 1% and 6%, respectively, of the accounts receivable were from the three major U.S. automobile manufacturers. In addition, at December 31, 2001 and 2000, receivables from the Company's distributor in France totaled 6% and 7%, respectively, of the consolidated accounts receivable. The Company holds a security interest in any of its equipment held by the distributor for inventory or demonstration purposes.

11. NEW ACCOUNTING STANDARDS

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

    The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provision of this statement is expected to result in an increase to 2002 net income of $718,000. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company, if any.

    In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, the criteria for classifying an asset as held-for-sale are significantly changed from prior treatment. Assets which are to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized.

    The Company will apply this new rule beginning in the first quarter of 2002. The Company has determined that implementation of this new rule will not impact the financial position of the Company as of January 1, 2002.

                         HARDINGE INC. AND SUBSIDIARIES

                               DECEMBER 31, 2001

12. QUARTERLY FINANCIAL INFORMATION

    Summarized quarterly financial information for 2001 and 2000 is as follows:

                                                                          QUARTER
                                                         ------------------------------------------
                                                          FIRST      SECOND    THIRD (1)    FOURTH
                                                         --------   --------   ---------   --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
2001
Net sales..............................................  $58,433    $55,872    $ 47,703    $47,514
Gross profit (loss)....................................   19,212     17,021     (13,761)    14,305
Income (loss) from operations..........................    3,899      3,239     (37,588)     1,823
Net income (loss)......................................    2,193      1,782     (26,390)       562
Basic earnings per share:
  Weighted average shares outstanding..................    8,705      8,716       8,682      8,695
  Earnings (loss) per share............................      .25        .20       (3.04)       .06
Diluted earnings per share:
  Weighted average shares outstanding..................    8,711      8,724       8,690      8,695
  Earnings (loss) per share............................      .25        .20       (3.04)       .06

2000
Net sales..............................................  $47,836    $47,773    $ 45,335    $48,535
Gross profit...........................................   15,702     15,796      14,432     15,018
Income from operations.................................    3,781      3,686       2,424      2,778
Net income.............................................    2,162      1,983       1,369      2,018
Basic earnings per share:
  Weighted average shares outstanding..................    8,852      8,680       8,715      8,718
  Earnings per share...................................      .24        .23         .16        .23
Diluted earnings per share:
  Weighted average shares outstanding..................    8,934      8,680       8,715      8,718
  Earnings per share...................................      .24        .23         .16        .23

Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 2001 does not equal the annual earnings per share for the year.

------------------------

(1) Third quarter 2001 results include a realignment charge of $37,956 (after tax $26,455) which included an inventory write-off for under-performing product lines; bad debt write-off; and the impairment of goodwill and other underutilized assets.

ITEM 9.-- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.--DIRECTORS AND OFFICERS OF THE REGISTRANT

    Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 28, 2002. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

                                LIST OF EXECUTIVE OFFICERS OF THE REGISTRANT
                                --------------------------------------------
                                                  EXECUTIVE
                                                   OFFICER
NAME                                     AGE        SINCE               POSITIONS AND OFFICES HELD
----                                   --------   ---------             --------------------------
J. Patrick Ervin.....................     44        1996      President and Chief Executive Officer since
                                                              May, 2001; President and Chief Operating
                                                              Officer, April, 2000--April 2001: Executive
                                                              Vice President--Operations, August 1998--March
                                                              2000; Senior Vice President of Operations,
                                                              Mfg., Eng. and Marketing, April 1998--July
                                                              1998; Vice President--Sales & Marketing
                                                              1996--March 1998; General Manager, Machine Tool
                                                              Operations in 1996; Director, Sales & Marketing
                                                              1992-1996; Director of Materials & Purchasing
                                                              1990-1992; Superintendent, Machine Operations
                                                              1989-1990, Various other Company positions
                                                              1978-1989.

Richard L. Simons....................     46        1996      Executive Vice President, Chief Financial
                                                              Officer and Assistant Secretary since April,
                                                              2000; Senior Vice President, Chief Financial
                                                              Officer and Assistant Secretary, in 1999; Vice
                                                              President--Finance 1996-1998; Controller
                                                              1987-1996; Assistant Treasurer 1985-1987;
                                                              Manager Financial Accounting 1983-1984.

Douglas C. Tifft.....................     47        1988      Senior Vice President--Administration since
                                                              April, 2000; Vice President--Administration
                                                              1998--1999; Vice President--Employee Relations
                                                              since 1988. Various other Company positions
                                                              1978-1988.

Joseph T. Colvin.....................     58        1996      Vice President--Workholding since March, 2001;
                                                              Vice President--Manufacturing October, 1996--
                                                              March 2001; Manufacturing Director, Machine
                                                              Operations 1994-1996; Formerly Vice President
                                                              Operations, General Manager, Inertial Guidance
                                                              Test Equipment and Original Equipment
                                                              Manufacturing, Contraves, Inc., 1994; President
                                                              and CEO, Modern Manufacturing, 1993; President,
                                                              Inland Motor Division, Kollmorgen Corp.,
                                                              1987-1992.

                                LIST OF EXECUTIVE OFFICERS OF THE REGISTRANT
                                --------------------------------------------
                                                  EXECUTIVE
                                                   OFFICER
NAME                                     AGE        SINCE               POSITIONS AND OFFICES HELD
----                                   --------   ---------             --------------------------
Clive M. Danby.......................     43        2001      Vice President--Engineering since March, 2001;
                                                              Formerly Director of Engineering, Ingersoll
                                                              Milling Machine Co., 1998--March 2001; Project
                                                              Manager, Sunstrand Aerospace, 1986--1998.

Richard B. Hendrick..................     47        2001      Vice President/Controller since May, 2001;
                                                              Corporate Controller July 2000--April 2001;
                                                              Formerly, Controller, MMI Products, Inc.,
                                                              1993--2000; various financial management
                                                              positions, Baker Hughes, Inc., 1981--1993.

Douglas G. Rich......................     45        2001      Vice President--Manufacturing since November,
                                                              2001; Director of Manufacturing, Machine Tool
                                                              Division, March--October 2001; Formerly, Plant
                                                              Manager, Ingersoll-Rand Company, 1992--March
                                                              2001; Plant Superintendent, Watts Fluid Air,
                                                              Compressed Air Equipment, 1984--1992.

Thomas T. Connelly...................     54        1984      Treasurer since 1995; Senior Vice
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

ITEM 11.--EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 28, 2002.

ITEM 12.--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 28, 2002.

ITEM 13.--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is incorporated by reference from the Registrants's proxy statement filed with the Commission on March 28, 2002.

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

(b) Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report:

    Current Report on 8-K, regarding a December 5, 2001 press release announcing a further reduction in the North American workforce.

(c) Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:

        ITEM                                               DESCRIPTION
        ----                                               -----------
         4.1            --         Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on
                                   May 24, 1995, incorporated by reference from the
                                   Registrant's Form 8-A, filed with the Securities and
                                   Exchange Commission on May 19, 1995.

         4.2            --         By-Laws of Hardinge Inc. as amended November 19, 1996,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1996.

         4.3            --         Amendment to the By-Laws of Hardinge Inc. dated
                                   February 22, 2000 incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 2000.

         4.4            --         Section 719 through 726 of the New York Business Corporation
                                   Law, incorporated by reference from the Registrant's
                                   Form 10, effective June 29, 1987.

         4.5            --         Specimen of certificate for shares of Common Stock, par
                                   value $.01 per share, of Hardinge Inc., incorporated by
                                   reference from the Registrant's Form 8-A, filed with the
                                   Securities and Exchange Commission on May 19, 1995.

         4.6            --         Form of Rights Agreement, dated as of May 16, 1995, between
                                   Hardinge Inc. and American Stock Transfer and Trust Company,
                                   incorporated by reference from the Registrant's Form 8-A,
                                   filed with the Securities and Exchange Commission on
                                   May 23, 1995.

         4.7            --         Amended Form of Rights Agreement, dated as of
                                   August 25,1997 between Hardinge Inc. and Fifth Third Bank, incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on
                                   September 29, 1997.

         4.8            --         Stock Repurchase Program incorporated by reference from the
                                   Registrant's Form 8-K filed with the Securities & Exchange
                                   Commission on April 16, 1999.

         4.9            --         Stock Repurchase Program incorporated by reference from the
                                   Registrant's Form 8-K filed with the Securities & Exchange
                                   Commission on August 3, 2000.

        10.1            --         Swap Transaction Agreement effective June 1, 1998 between
                                   Hardinge Inc. and The Chase Manhattan Bank incorporated by reference from the Registrant's Form 10-Q for the quarter
                                   ended September 30, 1998.

        ITEM                                               DESCRIPTION
        ----                                               -----------
        10.2            --         Credit Agreement dated as of August 1, 1997 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended September 30,
                                   1997.

        10.3            --         Amendment Number One dated December 11, 2000 to the Credit
                                   Agreement dated as of August 1, 1997 among Hardinge Inc. and the Bank's signatory thereto and the Chase Manhattan Bank as
                                   Agent incorporated by reference from the Registrant's
                                   Form 10-K for the year ended December 31, 2000.

        10.4            --         Credit Agreement dated as of February 28, 1996 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1996.

        10.5            --         Amendment Number One dated August 1, 1997 to Credit
                                   Agreement dated as of February 28, 1996 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended September 30,
                                   1997.

        10.6            --         Amendment Number Two dated December 11, 2000 to the Credit
                                   Agreement dated as of February 28, 1996 and amended
                                   August 1, 1997 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent incorporated by reference from the Registrant's Form 10-K for the year
                                   ended December 31, 2000.

        10.7            --         $8,000,000 Master Note among Hardinge Inc. and Chemung Canal
                                   Trust Company dated February 8, 2001, incorporated by
                                   reference from the Registrant's Form 10-Q for the quarter
                                   ended March 31, 2001.

        10.8            --         Amendment Number Two dated February 5, 2001 to the Credit
                                   Agreement dated as of August 1, 1997 and amended
                                   December 11, 2000 among Hardinge Inc. and the Banks
                                   signatory thereto and The Chase Manhattan Bank as Agent
                                   incorporated by reference from the Registrant's Form 10-Q
                                   for the quarter ended March 31, 2001.

        10.9            --         Amendment Number Three dated February 5, 2001 to the Credit
                                   Agreement dated as of February 28, 1996 and amended
                                   August 1, 1997 and December 11, 2000 among Hardinge Inc.
                                   and the Banks signatory thereto and The Chase Manhattan Bank as Agent incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended March 31, 2001.

        10.10           --         Term Loan Agreement and Term Loan Promissory Mote dated as of March 20, 2001 among Hardinge Inc. and KeyBank National
                                   Association incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended March 31, 2001.

        10.11           --         Amendment Number One dated October 1, 2001 to the Term Loan
                                   Agreement dated March 20, 2001 among Hardinge Inc. and
                                   KeyBank National Association incorporated by reference from the Registrant's Form 10-Q for the quarter ended
                                   September 30, 2001.

        10.12           --         Amendment Number Three dated September 20, 2001 to Credit
                                   Agreement dated as of August 1, 1997, and amended
                                   December 11, 2000 and February 5, 2001 among Hardinge Inc.
                                   and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended September 30, 2001.

        10.13           --         Amendment Number Four dated September 20, 2001 to Credit
                                   Agreement dated as of February 28, 1996 and amended
                                   August 1, 1997, December 11, 2000 and February 5, 2001 among
                                   Hardinge Inc. and the Banks signatory thereto and The Chase
                                   Manhattan Bank as Agent, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended September 30,
                                   2001.

        ITEM                                               DESCRIPTION
        ----                                               -----------
        10.14           --         Stock Purchase Agreement dated as of November 15, 1995
                                   between Hardinge Inc. and L. Kellenberger & Co. AG,
                                   incorporated by reference from the Registrant's Form 8-K, as amended, dated November 29, 1995.

        10.15           --         The 1996 Hardinge Inc. Incentive Stock Plan as adopted by
                                   shareholders at the April 23, 1996 annual meeting,
                                   incorporated by reference from the Registrant's Form 10-Q
                                   for the quarter ended June 30, 1996.

        10.16           --         Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8
                                   (No. 33-65049).

        10.17           --         Employment Agreement with Joseph T. Colvin effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.

       *10.18           --         Employment Agreement with J. Patrick Ervin effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.

       *10.19           --         Employment Agreement with Richard L. Simons effective
                                   January 1, 1997, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 1997.

       *10.20           --         Employment Agreement with Douglas C. Tifft dated as of
                                   April 1, 1995, incorporated by reference from the
                                   Registrant's Registration Statement on Form S-2
                                   (No. 33-91644).

       *10.21           --         Employment Agreement with Richard B. Hendrick effective
                                   February 1, 2001, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended March 31, 2001.

       *10.22           --         Employment Agreement with Clive M. Danby effective April 1,
                                   2001, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended March 31, 2001.

       *10.23           --         Employment Agreement with Douglas Rich effective April 1,
                                   2001, incorporated by reference from the Registrant's
                                   Form 10-Q for the quarter ended June 30, 2001.

       *10.24           --         Hardinge Inc. 1993 Incentive Stock Plan, incorporated by
                                   reference from the Registrant's Form 10-K for the year ended
                                   December 31, 1993.

       *10.25           --         The 1988 Hardinge Inc. Incentive Stock Plan, as adopted by shareholders at the annual meeting of shareholders held on
                                   May 17, 1988, incorporated by reference from the
                                   Registrant's Form 10-Q for the quarter ended June 30, 1988.

       *10.26           --         First Amendment to Hardinge Inc. 1988 Incentive Stock Plan,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1993.

       *10.27           --         Hardinge Inc. Executive Supplemental Pension Plan,
                                   incorporated by reference from the Registrant's Form 10-K
                                   for the year ended December 31, 1993.

       *10.28           --         Form of Deferred Directors Fee Plan, incorporated by
                                   reference from the Registrant's Registration Statement on
                                   Form S-2 (No. 33-91644).

        21              --         Subsidiaries of the Company.

        23              --         Consent of Ernst & Young LLP, Independent Auditors.

------------------------

*   Management contract or compensatory plan or arrangement.

                         HARDINGE INC. AND SUBSIDIARIES

ITEM 14(A).--SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS CHARGED TO:
                                               BALANCE       ----------------------                       BALANCE
                                               AT BEG.       COSTS &        OTHER                         AT END
                                              OF PERIOD      EXPENSES      ACCOUNTS      DEDUCTIONS      OF PERIOD
                                              ---------      --------      --------      ----------      ---------
                                                                     (DOLLARS IN THOUSANDS)
Year ended December 31, 2001:
  Allowance for Bad Debts...................   $  963        $ 6,676        $  (7)(1)      $ 1,218(2)     $ 6,414
  Reserve for Obsolete Inventory............    2,700         27,754          (11)(2)       16,272(3)      14,171
                                               ------        -------        -----          -------        -------
    Total...................................   $3,663        $34,430        $ (18)         $17,490        $20,585
                                               ======        =======        =====          =======        =======
Year ended December 31, 2000:
  Allowance for Bad Debts...................   $  562        $ 1,243        $  (5)(1)      $   837(2)     $   963
  Reserve for Obsolete Inventory............    2,258          1,092           (8)(1)          642(3)       2,700
                                               ------        -------        -----          -------        -------
    Total...................................   $2,820        $ 2,335        $ (13)         $ 1,479        $ 3,663
                                               ======        =======        =====          =======        =======
Year ended December 31, 1999:
  Allowance for Bad Debts...................   $  463        $ 1,412        $ (49)(1)      $ 1,264(2)     $   562
  Reserve for Obsolete Inventory............    2,331            432          (73)(1)          432(3)       2,258
                                               ------        -------        -----          -------        -------
    Total...................................   $2,794        $ 1,844        $(122)         $ 1,696        $ 2,820
                                               ======        =======        =====          =======        =======

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

                                                                       HARDINGE INC.
                                                       ---------------------------------------------
                                                                        (REGISTRANT)

March 28, 2002                                                      /s/ J. PATRICK ERVIN
                                                       ---------------------------------------------
                                                                      J. Patrick Ervin
                                                           PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                          DIRECTOR

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 28, 2002                                                      /s/ E. MARTIN GIBSON
                                                       ---------------------------------------------
                                                                      E. Martin Gibson
                                                            NON-EXECUTIVE CHAIRMAN OF THE BOARD

March 28, 2002                                                     /s/ RICHARD L. SIMONS
                                                       ---------------------------------------------
                                                                     Richard L. Simons
                                                          EXECUTIVE VICE PRESIDENT/CHIEF FINANCIAL
                                                            OFFICER AND ASSISTANT SECRETARY AND
                                                          DIRECTOR (PRINCIPAL FINANCIAL OFFICER)

March 28, 2002                                                    /s/ RICHARD B. HENDRICK
                                                       ---------------------------------------------
                                                                    Richard B. Hendrick
                                                                 VICE PRESIDENT/CONTROLLER
                                                              (PRINCIPAL ACCOUNTING OFFICER)

March 28, 2002                                                      /s/ DANIEL J. BURKE
                                                       ---------------------------------------------
                                                                      Daniel J. Burke
                                                                          DIRECTOR

March 28, 2002                                                      /s/ RICHARD J. COLE
                                                       ---------------------------------------------
                                                                      Richard J. Cole
                                                                          DIRECTOR

March 28, 2002                                                       /s/ JAMES L. FLYNN
                                                       ---------------------------------------------
                                                                       James L. Flynn
                                                                          DIRECTOR

March 28, 2002                                                    /s/ DOUGLAS A. GREENLEE
                                                       ---------------------------------------------
                                                                    Douglas A. Greenlee
                                                                          DIRECTOR

March 28, 2002                                                      /s/ J. PHILIP HUNTER
                                                       ---------------------------------------------
                                                                      J. Philip Hunter
                                                                   DIRECTOR AND SECRETARY

March 28, 2002                                                      /s/ ALBERT W. MOORE
                                                       ---------------------------------------------
                                                                      Albert W. Moore
                                                                          DIRECTOR