Form 10-Q
period 2002-03-31
HARDINGE INC
filed 2002-05-13
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


         As of March 31, 2002 there were 8,802,593 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX


Part I        Financial Information                                                               Page
              Item 1.     Financial Statements

                          Consolidated Balance Sheets at March 31, 2002 and
                          December 31, 2001.                                                       2

                          Consolidated  Statements of Income and Retained Earnings
                          for the three months ended  March 31, 2002 and 2001.                     4

                          Condensed Consolidated  Statements of  Cash Flows for
                          the three months ended March 31, 2002 and 2001.                          5

                          Notes to Consolidated Financial Statements.                              6

              Item 2.     Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.                                    11

              Item 3.     Quantitative and Qualitative Disclosures About
                          Market Risks                                                            15

Part II       Other Information

              Item 1.     Legal Proceedings                                                       15

              Item 2.     Changes in Securities                                                   15

              Item 3.     Default upon Senior Securities                                          15

              Item 4.     Submission of Matters to a Vote of Security Holders                     15

              Item 5.     Other Information                                                       15

              Item 6.     Exhibits and Reports on Form 8-K                                        15

              Signatures                                                                          17

PART I, ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)


                                           March 31,      Dec. 31,
                                             2002           2001
                                          ------------------------
                                         (Unaudited)
Assets
Current assets:
     Cash                                 $  3,966        $  4,608
     Accounts receivable                    37,209          38,562
     Notes receivable                        6,763           6,961
     Inventories                            81,409          84,084
     Deferred income taxes                   8,436           9,558
     Income tax receivables                                  4,648
     Prepaid expenses                        4,411           4,381
                                          ------------------------
Total current assets                       142,194         152,802


Property, plant and equipment:
     Property, plant and equipment         148,267         149,714
     Less accumulated depreciation          81,289          79,490
                                          ------------------------
                                            66,978          70,224


Other assets:
     Notes receivable                       10,936          10,394
     Deferred income taxes                   3,338           3,659
     Goodwill                               13,479          13,660
     Other                                   3,420           3,752
                                          ------------------------
                                            31,173          31,465



                                          ------------------------
Total assets                              $240,345        $254,491
                                          ========================




See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)


                                                             March 31,       Dec. 31,
                                                               2002            2001
                                                            ---------------------------
                                                            (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                       $  12,999         $  12,757
     Notes payable to bank                                        232               464
     Accrued expenses                                          14,274            17,612
     Accrued income taxes                                       1,109             1,889
     Deferred income taxes                                      2,703             2,623
     Current portion long-term debt                             5,018            55,620
                                                            ---------------------------
Total current liabilities                                      36,335            90,965


Other liabilities:
     Long-term debt                                            45,601             4,474
     Accrued pension plan expense                               6,205             6,113
     Deferred income taxes                                      1,861             1,810
     Accrued postretirement benefits                            5,799             5,795
     Other liabilities                                          2,263             2,251
                                                            ---------------------------
                                                               61,729            20,443

Equity of minority interest                                     2,008             1,868

Shareholders' equity:
     Preferred stock, Series A, par value $.01:
         Authorized - 2,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued shares - 9,919,992 at March 31, 2002
          and December 31, 2001                                    99                99
     Additional paid-in capital                                61,172            61,328
     Retained earnings                                        104,048           104,480
     Treasury shares                                          (14,831)          (14,934)
     Accumulated other comprehensive income                    (8,352)           (7,799)
     Deferred employee benefits                                (1,863)           (1,959)
                                                            ---------------------------
Total shareholders' equity                                    140,273           141,215

                                                            ---------------------------
Total liabilities and shareholders' equity                  $ 240,345         $ 254,491
                                                            ===========================


See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                        Three months ended
                                                                             March 31,
                                                                        2002           2001
                                                                    ---------------------------
                                                                    (Unaudited)     (Unaudited)
    Net Sales                                                       $  43,753         $  58,433
    Cost of sales                                                      31,170            39,221
                                                                    ---------------------------
    Gross profit                                                       12,583            19,212

    Selling, general and administrative expenses                       11,548            15,118
    Provision for doubtful accounts                                       180               195
                                                                    ---------------------------
    Income from operations                                                855             3,899

    Interest expense                                                      880               862
    Interest (income)                                                    (118)             (129)
                                                                    ---------------------------
    Income before income taxes and minority interest
      in consolidated subsidiary and investment of equity
      company                                                              93             3,166
    Income  taxes                                                        (140)              958
    Minority interest in (profit) of consolidated subsidiary             (140)             (152)
    (Loss) profit in investment of equity company                          (4)              137
                                                                    ---------------------------
    Net income                                                             89             2,193

    Retained earnings at beginning of period                          104,480           130,955
    Less dividends declared                                               521             1,221
                                                                    ---------------------------
    Retained earnings at end of period                              $ 104,048         $ 131,927
                                                                    ===========================

    Per share data:
    Basic earnings per share                                        $     .01         $     .25
                                                                    ===========================
       Weighted average number
         of common shares outstanding                                   8,660             8,705
                                                                    ===========================

    Diluted earnings per share                                      $     .01         $     .25
                                                                    ===========================
       Weighted average number
         of common shares outstanding                                   8,667             8,711
                                                                    ===========================

    Cash Dividends Declared                                         $     .06         $     .14
                                                                    ===========================



    See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                     Three Months Ended
                                                                          March 31,
                                                                     2002           2001
                                                                  --------------------------
                                                                  (Unaudited)     (Unaudited)
Net cash provided by operating activities                          $  9,723         $    149

Investing activities:
    Capital expenditures                                               (391)          (1,893)
    Investment in Hardinge EMAG                                           4             (137)
                                                                  --------------------------
Net cash (used in) investing activities                                (387)          (2,030)


Financing activities:
    (Decrease) increase in short-term notes payable to bank            (228)           2,652
    Additional long-term debt                                         1,000
    (Payments) on long-term debt                                    (10,238)            (514)
    Sale (purchase) of treasury stock                                   (99)            (338)
    Dividends paid                                                     (521)          (1,221)
    Funds provided by minority interest                                 140              152
                                                                  --------------------------
Net cash (used in) provided by financing activities                  (9,946)             731


Effect of exchange rate changes on cash                                 (32)             (64)
                                                                  --------------------------
Net (decrease) in cash                                             ($   642)        ($ 1,214)
                                                                  ==========================


See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2002


NOTE A--BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2001. The Company operates in only one business segment - industrial machine tools.


NOTE B--REALIGNMENT CHARGE

              2001's third quarter included a one-time charge of $37,956,000 ($26,455,000 after tax or $3.05 per basic and diluted share at date of charge). This charge was in response to the recession that is impacting the machine tool industry and market changes which required the Company to realign its U.S. based manufacturing operations in Elmira, New York. This realignment charge was designed to improve the Company's profitability, strengthen its financial position and enhance its competitive advantages. The realignment charge included:


                                                                     Tax       Net of
Realignment charge:                                       Pre-Tax   Benefit     Taxes
                                                        -------------------------------
                                                                 (in thousands)
Inventory write-off related to under-performing
product lines which have been discontinued              $27,237     $ 9,156     $18,081
Goodwill write-off                                        3,542                   3,542
Reserve for uncollectable accounts and notes
receivable                                                5,200       1,820       3,380
A write-down of underutilized assets that have been
offered for sale, and other charges                       1,977         525       1,452
                                                        -------------------------------
                                                        $37,956     $11,501     $26,455
                                                        ===============================

              The activity in the realignment reserve for the quarter ended March 31, 2002 is as follows:

                                       January 1,                   Charges,       Reclas-        March 31,
                                          2002         Additions      Net        sification          2002
                                       ---------------------------------------------------------------------
Inventory write- off                   $ 11,391      $      0     $  2,123        $      0        $  9,268
Reserve for uncollectable accounts
and notes receivable                      4,894                        129                           4,765
Write-down of under-utilized
assets and other charges                    821                         19                             802
                                       ---------------------------------------------------------------------
Pre-tax realignment charge               17,106                      2,271                          14,835
Tax benefit                              (6,332)                      (568)                         (5,764)
                                       ---------------------------------------------------------------------
Realignment net of taxes               $ 10,774      $      0     $  1,703        $      0        $  9,071
                                       =====================================================================

MARCH 31, 2002


NOTE B--REALIGNMENT CHARGE (CONTINUED)

             The above balance of $14,835,000 at March 31, 2002 primarily represents inventories that have been identified but not yet physically discarded through sale or other disposition, accounts receivable that have not been written off and other assets that have not been sold or abandoned.


NOTE C--INVENTORIES

             Inventories are summarized as follows (dollars in thousands):


                                             March 31,     December 31,
                                               2002            2001
                                              ----------------------
Finished products                             $25,463        $32,494
Work-in-process                                32,294         27,431
Raw materials and purchased components         23,652         24,159
                                              -------        -------
                                              $81,409        $84,084
                                              =======        =======


NOTE D--INCOME TAXES


              Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2002, the Company has recorded a U.S. net deferred tax asset of approximately $11.8 million. To the extent that deductible temporary differences reverse over the next three quarters, the Company has sufficient taxable income in the carryback period, as a result of the recent tax law change, to realize a recoverable tax benefit. For deductible temporary differences that remain at December 31, 2002, the Company will be relying on future U.S. taxable income. Given the Company's trend of earnings during past cycles in the industry and expected upturns based on external market analysis, it believes that it will be able to generate taxable income sufficient to realize the value of this net deferred tax asset.



NOTE E--COMPANY STOCK REPURCHASE PROGRAM

              On April 9, 1999 Hardinge announced a stock repurchase program. The Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's common stock, or approximately 10% of the total shares outstanding. The Company purchased 900,351 shares under the program through July 25, 2000. On July 26, 2000, the Board of Directors expanded the Company's stock buyback program by authorizing a plan to repurchase up to an additional 1.0 million shares of stock. No shares have been purchased under the new plan. Treasury stock purchases in the quarters ended March 31, 2002 and 2001 were related to transactions involving employees as part of the Company's Incentive Stock Plan.

MARCH 31, 2002



NOTE F--EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

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

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:


                                                               Three months ended
                                                                   March 31,
                                                            ----------------------
                                                               2002         2001
                                                            ----------------------
                                                             (dollars in thousands)
Numerator:
   Net income                                                 $   89        $2,193
   Numerator for basic earnings per share                         89         2,193
   Numerator for diluted earnings per share                       89         2,193

Denominator:
   Denominator for basic earnings per share
     -weighted average shares (in thousands)                   8,660         8,705
   Effect of diluted securities:
     Restricted stock and stock options (in thousands)             7             6
                                                            ----------------------
   Denominator for diluted earnings per share
     -adjusted weighted average shares (in thousands)          8,667         8,711

Basic earnings per share                                      $  .01        $  .25
                                                            ======================
Diluted earnings per share                                    $  .01        $  .25
                                                            ======================


NOTE G-- DERIVATIVE FINANCIAL INSTRUMENTS

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

MARCH 31, 2002


NOTE H--REPORTING COMPREHENSIVE INCOME

            During the three months ended March 31, 2002 and 2001, the components of total comprehensive income consisted of the following (dollars in thousands):


                                                                 Three months ended
                                                                      March 31,
                                                                 2002            2001
                                                                -------         -------
Net Income                                                      $    89         $ 2,193
   Other Comprehensive (Loss) Income:
      Foreign currency  translation adjustments                    (815)         (3,482)
      Cumulative effect of accounting change                                         25
      Unrealized gain (loss) on derivatives, net of tax:
           Cash flow hedges                                         265            (668)
           Net investment hedges                                     (3)          1,120
                                                                -------         -------
                 Other comprehensive (loss)                        (553)         (3,005)
                                                                -------         -------
Total Comprehensive (Loss) Income                               $  (464)        $  (812)
                                                                =======         =======

              Accumulated balances of the components of other comprehensive income consisted of the following at March 31, 2002 and December 31, 2001 (dollars in thousands):


                                                                  Accumulated balances
                                                                March 31,           Dec. 31,
                                                                  2002             2001
                                                                --------         --------
   Other Comprehensive (Loss) Income:
      Foreign currency  translation adjustments                 $(11,002)        $(10,187)
      Cumulative effect of accounting change, net of tax              25               25
      Unrealized gain (loss) on derivatives, net of tax:
           Cash flow hedges                                         (714)            (979)
           Net investment hedges                                   3,339            3,342
                                                                --------         --------
                   Other Comprehensive (Loss)                   $ (8,352)        $ (7,799)
                                                                ========         ========


NOTE  I--GOODWILL AND OTHER INTANGIBLE ASSETS

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

MARCH 31, 2002


NOTE  I--GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)


            The Company adopted Financial Accounting Standards No. 142 on January 1, 2002. The following table shows the impact of goodwill amortization on net income and earnings per share for the first quarter of 2001. (dollars in thousands, except for per share data)


                                                                        Three months ended
                                                                             March 31,
                                                                       2002             2001
                                                                    ---------        ---------
Reported net income                                                 $      89        $   2,193
    Add back goodwill amortization                                                         218
                                                                    ---------        ---------
Adjusted net income                                                 $      89        $   2,411
                                                                    =========        =========

 Basic earnings per share:
 Reported earnings per share                                        $     .01        $     .25
    Goodwill amortization                                                                  .03
                                                                    ---------        ---------
 Adjusted earnings per share                                        $     .01        $     .28
                                                                    =========        =========
        Weighted average number of common shares outstanding            8,660            8,705

 Diluted earnings per share:
 Reported earnings per share                                        $     .01        $     .25
    Goodwill amortization                                                                  .03
                                                                    ---------        ---------
 Adjusted earnings per share                                        $     .01        $     .28
                                                                    =========        =========
        Weighted average number of common shares outstanding            8,667            8,711
                                                                    =========        =========

            The Company has performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of March 31, 2002 and has determined that there is no impact on the earnings and financial position of the Company, at this time.


NOTE J--NEW ACCOUNTING PRONOUNCEMENT


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

            The Company adopted this statement as of January 1, 2002. The Company has determined that implementation of this new rule does not impact the financial position of the Company at this time.

PART I, ITEM 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following are management's comments relating to Hardinge's results of operations for the three month periods ended March 31, 2002 and 2001 and in the Company's financial condition at March 31, 2002.

RESULTS OF OPERATIONS

         NET SALES. Net sales for the quarter ended March 31, 2002 were $43,753,000 compared to $58,433,000 for the first quarter of 2001, for a reduction of $14,680,000, or 25.1%.

         Sales in the U.S. market were $18,781,000 in the quarter ended March 31, 2002, down 31.5% or $8,645,000 from the $27,426,000 reported during the same three months of 2001. This was directly due to the continued reduced levels of North American manufacturing which has resulted in an ongoing industry-wide decline in machine tool sales. Sales to European customers for the first quarter of 2002 remained relatively flat compared to one year ago, at $18,891,000 compared to $18,744,000. Other international sales, primarily to customers in Asia, declined significantly, from $12,263,000 for the first quarter of 2001 when sales to customers in the Peoples Republic of China were particularly high, to $6,081,000 for the first quarter of 2002, for a reduction of $6,182,000, or 50.4%.

         Machine sales accounted for 65.8% of revenues for the quarter ended March 31, 2002 compared to 68.2% for the same period last year. Sales of non-machine products and services made up the balance.

         The Company's order rate declined similar to its sales levels, from $62,078,000 for the quarter ended March 31, 2001 to $39,351,000 for the first quarter of 2002, for a reduction of 36.6%. The Company's backlog at March 31, 2002 was $46,801,000 compared to $68,446,000 one year earlier and $51,202,000 at
December 31, 2001.

         GROSS PROFIT. Expressed as a percentage of net sales, gross margin for the three months ended March 31, 2002 was 28.8% compared to 32.9% for the comparable quarter of 2001. Competitive price discounting continued during this quarter, especially in the depressed North American market. Lower recovery of fixed manufacturing overhead continued to be a factor in reduced margins during the first quarter of 2002, as the Company continued to operate its manufacturing facilities at reduced levels.

         SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $11,548,000, or 26.4% of sales, during the first quarter of 2002 compared to $15,118,000, or 25.9% of sales, one year earlier. During the first quarter of 2002, the Company continued to make significant efforts to reduce expenses in all areas of its operations.

         INCOME FROM OPERATIONS. Income from operations for the quarter ended March 31, 2002 was $855,000, or 2.0% of sales, compared to $3,899,000, or 6.6%
of sales for the same quarter of 2001. The reduction was primarily caused by the reduced sales and manufacturing levels previously discussed.

         INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended March 31, 2002 was $880,000 compared to $862,000 a year earlier. While average outstanding borrowings during the first quarter of 2002 were somewhat lower than during the previous year's first quarter, interest rate spreads were increased as a result of renegotiating borrowing arrangements during the third quarter of 2001 and first quarter of 2002. Interest income totaled $118,000 during the quarter ended March 31, 2002 compared to $129,000 a year earlier.

         INCOME TAXES. The provision for income taxes was 30.3% of pre-tax income for the quarter ended March 31, 2001. For the first quarter of 2002, a tax benefit of $140,000 was reported on pre-tax income of $93,000. This negative tax expense is the result of pre-tax losses in high tax rate jurisdictions while achieving higher pre-tax profits in countries with lower tax rates.

         MINORITY INTEREST IN (PROFIT) OF CONSOLIDATED SUBSIDIARY. The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. For the quarters ended March 31, 2002 and 2001, respectively, reductions in net income of $140,000 and $152,000 represented the minority stockholders' 49% share in the joint venture's net income.

         PROFIT (LOSS) IN INVESTMENT OF EQUITY COMPANY. During the quarters ended March 31, 2002 and 2001, respectively, Hardinge EMAG GmbH generated ($4,000) and $137,000 for Hardinge's 50% interest in this joint venture.

         NET INCOME. Net income for the first quarter of 2002 was $89,000, or $.01 per share, compared to $2,193,000, or $.25 per share, in the first quarter of 2001. The reduction in earnings was the result of the factors discussed above.


QUARTERLY INFORMATION

         The following table sets forth certain quarterly financial data for each of the periods indicated.


                                                              Three Months Ended
                                             Mar. 31,       June 30,       Sept. 30,         Dec. 31,
                                              2002           2002            2002             2002
                                          ------------------------------------------------------------
                                                     (in thousands, except per share data)
                                          ------------------------------------------------------------
  Net Sales                                  $ 43,753
  Gross Profit                                 12,583
  Income from operations                          855
  Net income                                       89
  Diluted earnings per share                      .01
  Weighted average shares outstanding           8,667


                                                               Three Months Ended
                                             Mar. 31,        June 30,       Sept. 30,         Dec. 31,
                                               2001            2001            2001             2001
                                          ------------------------------------------------------------
                                                     (in thousands, except per share data)
                                          ------------------------------------------------------------
  Net Sales                                  $ 58,433        $ 55,872        $ 47,703         $ 47,514
  Gross Profit                                 19,212          17,021         (13,761)          14,305
  Income from operations                        3,899           3,239         (37,588)           1,823
  Net income                                    2,193           1,782         (26,390)             562
  Diluted earnings per share                      .25             .20           (3.04)             .06
  Weighted average shares outstanding           8,711           8,724           8,690            8,695

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities for the three months ended March 31, 2002 generated cash of $9,723,000, compared to generating $149,000 during the same three months of 2001, for an increase in cash generation of $9,574,000. The Company reduced its inventories by $4,283,000 during the first quarter of 2002, compared to increasing its inventories by $5,934,000 during the first quarter of 2001, which resulted in $10,217,000 of the improvement in cash generation between the two periods. Additionally, during the first quarter of 2002, the Company filed and received a net operating loss carryback claim of $4,648,000 based on its operations for the year 2001. Partially offsetting these items was a reduction in cash generation of $2,104,000 resulting from lower net income during the first quarter of 2002 ($89,000 compared to $2,193,000 during the previous year). Additionally, an increase in accounts payable of only $28,000 for the first quarter of 2002 compared to an increase of $3,639,000 during the same period of the previous year further offset the generation of additional cash by $3,611,000.

         Investing activities, consisting primarily of capital expenditures, for the first three months of 2002 used $387,000 compared to $2,030,000 for the same period of 2001. Capital expenditures during the first quarter of 2002 have been minimized in order to generate cash for debt reduction.

         Financing activities used $9,946,000 in the first three months of 2002, compared to generating $731,000 in cash during the same three months of 2001. The primary use of cash during the first quarter of 2002 was for debt reduction totaling $9,466,000.

         Hardinge's current ratio at March 31, 2002 was 3.91:1 compared to 1.68:1 at December 31, 2001. The significant improvement resulted from the Company's returning the classification of its revolver and term debt to long-term status at March 31, 2002 compared to classification of those items as currently payable at December 31, 2001, as discussed later in this analysis.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of March 31, 2002, the Company has recorded a U.S. net deferred tax asset of approximately $11.8 million. To the extent that deductible temporary differences reverse over the next three quarters, the Company has sufficient taxable income in the carryback period, as a result of the recent tax law change, to realize a recoverable tax benefit. For deductible temporary differences that remain at December 31, 2002, the Company will be relying on future U.S. taxable income. Given the Company's trend of earnings during past cycles in the industry and expected upturns based on external market analysis, it believes that it will be able to generate taxable income sufficient to realize the value of this net deferred tax asset.

         Hardinge provides long-term financing for the purchase of its equipment by qualified customers. The Company periodically sells portfolios of customer notes to financial institutions in order to reduce debt and finance current operations. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes. Hardinge sold no customer notes during the first quarter of 2002, compared to selling $6,024,000 of customer notes during the first three months of 2001.

         Hardinge maintains a revolving loan agreement with several U.S. banks. On April 5, 2002 the agreement was amended to extend its termination date by one year to August 1, 2003. The amended agreement provides for borrowing of up to $40,000,000 secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. The amendment also provides for revised financial covenants commensurate with the Company's current business levels. The extension of the maturity date of this agreement beyond one year from the balance sheet date has allowed the Company to classify this debt as long-term at March 31, 2002. At December 31, 2001, the outstanding debt under this agreement had been reclassified entirely as currently payable based on the agreement's original termination date of August 1, 2002. These facilities, along with other short term credit agreements, provide for immediate access of up to $58,236,000. At

March 31, 2002, outstanding borrowings under these arrangements totaled $18,662,000.

         On April 5, 2002 the Company's two term loan agreements were amended to provide substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. As a result the portions of these two term loans due on a date more than twelve months past the balance sheet date ($22,800,000 at March 31, 2002) have been reclassified as long-term liabilities. At December 31, 2001, the entire balances of these two loans had been reported as currently payable. Also on that date, the Company entered into a new unsecured loan agreement for $1,000,000 due in one payment on September 30, 2003. We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.


NEW ACCOUNTING STANDARDS

         The Company adopted Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS as of January 1, 2002.

         The Company adopted Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED Assets as of January 1, 2002. The implementation of this new standard has not had an impact on the Company's financial statements.






         THIS REPORT CONTAINS STATEMENTS OF A FORWARD-LOOKING NATURE RELATING TO THE FINANCIAL PERFORMANCE OF HARDINGE INC. SUCH STATEMENTS ARE BASED UPON INFORMATION KNOWN TO MANAGEMENT AT THIS TIME. THE COMPANY CAUTIONS THAT SUCH STATEMENTS NECESSARILY INVOLVE UNCERTAINTIES AND RISK AND DEAL WITH MATTERS BEYOND THE COMPANY'S ABILITY TO CONTROL, AND IN MANY CASES THE COMPANY CANNOT PREDICT WHAT FACTORS WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. AMONG THE MANY FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS ARE FLUCTUATIONS IN THE MACHINE TOOL BUSINESS CYCLES, CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE U.S. OR INTERNATIONALLY, THE MIX OF PRODUCTS SOLD AND THE PROFIT MARGINS THEREON, THE RELATIVE SUCCESS OF THE COMPANY'S ENTRY INTO NEW PRODUCT AND GEOGRAPHIC MARKETS, THE COMPANY'S ABILITY TO MANAGE ITS OPERATING COSTS, THE COMPANY'S ABILITY TO GENERATE SUFFICIENT U.S. TAXABLE INCOME TO REALIZE DEFERRED TAX ASSETS, ACTIONS TAKEN BY CUSTOMERS SUCH AS ORDER CANCELLATIONS OR REDUCED BOOKINGS BY CUSTOMERS OR DISTRIBUTORS, COMPETITORS' ACTIONS SUCH AS PRICE DISCOUNTING OR NEW PRODUCT INTRODUCTIONS, GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS, CHANGES IN THE AVAILABILITY AND COST OF MATERIALS AND SUPPLIES, THE IMPLEMENTATION OF NEW TECHNOLOGIES AND CURRENCY FLUCTUATIONS. ANY FORWARD-LOOKING STATEMENT SHOULD BE CONSIDERED IN LIGHT OF THESE FACTORS. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ITS FORWARD-LOOKING STATEMENTS IF UNANTICIPATED EVENTS ALTER THEIR ACCURACY.

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

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits


              10.1 Amendment Number Two dated March 20, 2002 to the Term Loan Agreement dated as of March 20, 2001 and amended October 1, 2001 among Hardinge Inc. and KeyBank National Association.

              10.2 Amendment Number Three dated April 5, 2002 to the Term Loan Agreement dated as of March 20, 2001 and amended October 1, 2001 and March 20, 2002 among Hardinge Inc. and KeyBank National Association.

              10.3 Amendment Number Four dated April 5, 2002 to the Credit Agreement dated as of August 1, 1997 and amended December 11, 2000, February 5, 2001 and September 20, 2001 among Hardinge Inc. and the Bank's signatory thereto and the Chase Manhattan Bank as Agent.

              10.4 Amendment Number Five dated April 5, 2002 to the Credit Agreement dated as of February 28, 1996 and amended August 1, 1997, December 11, 2000, February 5, 2001 and September 20, 2001 among Hardinge Inc. and the Bank's signatory thereto and the Chase Manhattan Bank as Agent.

              10.5 $1,000,000 Promissory Note among Hardinge Inc. and Chemung Canal Trust Company dated April 5, 2002.

         B.  Reports on 8-K

              1. Current Report on Form 8-K, filed February 14, 2002 in connection with a February 7, 2002 press release announcing the Company's fourth quarter earnings.

              2. Current Report on Form 8-K, filed February 14, 2002 in connection with a February 12, 2002 press release announcing a dividend.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   HARDINGE INC.


May 13, 2002                         By:  /s/ J. Patrick Ervin
-----------------                        ---------------------------------------
Date                                     J. Patrick Ervin
                                         President/CEO


May 13, 2002                         By:  /s/ Richard L. Simons
-----------------                        ---------------------------------------
Date                                     Richard L. Simons
                                         Executive Vice President/CFO
                                         (Principal Financial Officer)


May 13, 2002                         By:  /s/ Richard B. Hendrick
-----------------                        ---------------------------------------
Date                                     Richard B. Hendrick
                                         Vice President and Controller
                                         (Principal Accounting Officer)