Form 10-Q
period 2002-06-30
HARDINGE INC
filed 2002-08-13
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002


                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

          As of June 30, 2002 there were 8,802,593 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

                                                                                    Page
Part I    Financial Information

          Item 1.     Financial Statements

                      Consolidated Balance Sheets at June 30, 2002 and
                      December 31, 2001.                                             3

                      Consolidated  Statements of Income and Retained Earnings
                      for the three months ended June 30, 2002 and 2001 and the
                      six months ended June 30, 2002 and 2001.                       5

                      Condensed Consolidated  Statements of  Cash Flows for
                       the six months ended June 30, 2002 and 2001.                  6

                      Notes to Consolidated Financial Statements.                    7

          Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.                          12

          Item 3.     Quantitative and Qualitative Disclosures About
                      Market Risks                                                  17

Part I    Other Information

          Item 1.     Legal Proceedings                                             17

          Item 2.     Changes in Securities                                         17

          Item 3.     Default upon Senior Securities                                17

          Item 4.     Submission of Matters to a Vote of Security Holders           17

          Item 5.     Other Information                                             17

          Item 6.     Exhibits and Reports on Form 8-K                              18

          Signatures                                                                19

PART I, ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                              June 30,      Dec. 31,
                                                2002          2001
                                           ----------------------------
                                            (Unaudited)
Assets
Current assets:
   Cash                                     $     3,357   $      4,608
   Accounts receivable, net                      40,309         38,562
   Notes receivable, net                          7,105          6,961
   Inventories                                   85,713         84,084
   Deferred income taxes                          7,321          9,558
   Income tax receivables                                        4,648
   Prepaid expenses                               4,202          4,381
                                           ----------------------------
Total current assets                            148,007        152,802


Property, plant and equipment:
   Property, plant and equipment                151,464        149,714
   Less accumulated depreciation                 84,338         79,490
                                           ----------------------------
                                                 67,126         70,224


Other assets:
   Notes receivable                              11,158         10,394
   Deferred income taxes                          4,796          3,659
   Goodwill                                      15,196         13,660
   Other                                          2,537          3,752
                                           ----------------------------
                                                 33,687         31,465


                                           ----------------------------
Total assets                                $   248,820   $    254,491
                                           ============================

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                          June 30,       Dec. 31,
                                                            2002           2001
                                                       -----------------------------
                                                         (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                     $     13,164   $     12,757
   Notes payable to bank                                       3,342            464
   Accrued expenses                                           12,676         17,612
   Accrued income taxes                                          508          1,889
   Deferred income taxes                                       3,497          2,623
   Current portion long-term debt                              5,264         55,620
                                                       -----------------------------
Total current liabilities                                     38,451         90,965


Other liabilities:
   Long-term debt                                             42,226          4,474
   Accrued pension benefits                                    6,297          6,113
   Deferred income taxes                                       2,049          1,810
   Accrued postretirement health benefits                      5,812          5,795
   Other liabilities                                           6,122          2,251
                                                       -----------------------------
                                                              62,506         20,443

Equity of minority interest                                    2,094          1,868

Shareholders' equity:
   Preferred stock, Series A, par value $.01:
       Authorized -  2,000,000; issued - none
   Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued  shares  - 9,919,992 at June 30, 2002
        and  December 31, 2001                                    99             99
   Additional paid-in capital                                 61,172         61,328
   Retained earnings                                         103,931        104,480
   Treasury shares                                           (14,831)       (14,934)
   Accumulated other comprehensive income (loss)              (2,882)        (7,799)
   Deferred employee benefits                                 (1,720)        (1,959)
                                                       -----------------------------
Total shareholders' equity                                   145,769        141,215

                                                       -----------------------------
Total liabilities and shareholders' equity              $    248,820   $    254,491
                                                       =============================

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               Three months ended            Six months ended
                                                                    June 30,                     June 30,
                                                               2002          2001            2002         2001
                                                           ---------------------------  ---------------------------
                                                            (Unaudited)   (Unaudited)    (Unaudited)   (Unaudited)

Net Sales                                                   $    44,062   $    55,872    $    87,815   $   114,305
Cost of sales                                                    30,343        38,851         61,513        78,072
                                                           ---------------------------  ---------------------------
Gross profit                                                     13,719        17,021         26,302        36,233

Selling, general and administrative expenses                     11,895        13,587         23,443        28,705
Provision for doubtful accounts                                     180           195            360           390
                                                           ---------------------------  ---------------------------
Income from operations                                            1,644         3,239          2,499         7,138

Interest expense                                                  1,020           846          1,900         1,708
Interest (income)                                                  (111)         (138)          (229)         (267)
                                                           ---------------------------  ---------------------------
Income before income taxes and minority interest
  in consolidated subsidiary and investment of equity
  company                                                           735         2,531            828         5,697
Income  taxes                                                       515           638            375         1,596
Minority interest in (profit) of consolidated subsidiary            (86)         (124)          (226)         (276)
Profit in investment of equity company                                8            13              4           150
                                                           ---------------------------  ---------------------------
Net income                                                          142         1,782            231         3,975

Retained earnings at beginning of period                        104,048       131,927        104,480       130,955
Less dividends declared                                             259         1,240            780         2,461
                                                           ---------------------------  ---------------------------
Retained earnings at end of period                          $   103,931   $   132,469    $   103,931   $   132,469
                                                           ===========================  ===========================

Per share data:
Basic earnings per share                                    $       .02   $       .20    $       .03   $       .46
                                                           ===========================  ===========================
    Weighted average number
      of common shares outstanding                                8,693         8,716          8,674         8,710
                                                           ===========================  ===========================

Diluted earnings per share                                  $       .02   $       .20    $       .03   $       .46
                                                           ===========================  ===========================
    Weighted average number
      of common shares outstanding                                8,700         8,724          8,691         8,710
                                                           ===========================  ===========================

Cash Dividends Declared                                     $       .03   $       .14    $       .09   $       .28
                                                           ===========================  ===========================

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                             Six Months Ended
                                                                 June 30,
                                                            2002           2001
                                                      -------------------------------
                                                        (Unaudited)     (Unaudited)
Net cash provided by operating activities              $      10,528   $       5,670

Investing activities:
  Capital expenditures                                          (970)         (6,582)
                                                      -------------------------------
Net cash (used in) investing activities                         (970)         (6,582)


Financing activities:
  Increase in short-term notes payable to bank                 2,766             845
  Additional long-term debt                                    1,000           1,878
  (Payments) on long-term debt                               (13,836)              0
  Purchase of treasury stock, net                                (99)           (983)
  Dividends paid                                                (780)         (2,461)
                                                      -------------------------------
Net cash (used in) financing activities                      (10,949)           (721)


Effect of exchange rate changes on cash                          140            (146)

                                                      -------------------------------
Net (decrease) in cash                                 $      (1,251)  $      (1,779)
                                                      ===============================

See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2002


NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2001. The Company operates in only one business segment - industrial machine tools.


NOTE B--UNUSUAL CHARGES - THIRD QUARTER OF 2001

     2001's third quarter included unusual charges totaling $37,956,000 ($26,455,000 after tax or $3.05 per basic and diluted share at the date of the charges). These charges were in response to the recession that is impacting the machine tool industry and market changes that required the Company to realign its U.S. based manufacturing operations in Elmira, New York. This Note B is to provide an update on progress made on some of the activities surrounding those charges.

     The actions taken included the discontinuation of several under-performing product lines in an effort to enhance the Company's focus on lines with the best potential for long-term profitability. $27,237,000 of the charge represented a reserve to reflect the expense of the expedited sale or scrapping of the inventory related to the under-performing product lines. Among those products discontinued were its electrical discharge machine lines, which had been added through the acquisition of Hansvedt Industries in 1997. The remaining goodwill from that acquisition totaling $3,542,000 was also written off. The physical segregation and disposition of the inventory has taken considerable time and effort. As of June 30, 2002, $3,985,000 of the inventory remains for disposition. It is anticipated that almost all of this remaining inventory will be disposed of by the end of the third quarter of this year. Cash outlays to complete the actions were estimated to be approximately $977,000 and have been substantially completed by June 30, 2002 within budget.

     Another component of the charge in that quarter was an additional reserve for uncollectable receivables of $5,200,000, which was recorded as a provision for doubtful accounts on the income statement. The Company felt this charge was necessary due to the deteriorating financial condition of certain of its customers and changes in the Company's outlook on the value of any collateral to be repossessed due to depressed valuations of used equipment.

     The final significant component of the charge was the write-down to saleable value of a facility the Company is in the process of selling, and of a corporate plane, which was sold by the end of the year 2001 at a value below book value. These write-downs, along with other miscellaneous charges for changes in operations, totaled $1,977,000. The result of these measures was to reduce future expenses related to underutilized assets. The disposition of the facility is still being negotiated.

NOTE C--INVENTORIES

     Inventories are summarized as follows (dollars in thousands):

                                                  June 30,         December 31,
                                                    2002              2001
                                              -----------------------------------
Finished products                                $ 29,009             $  32,494
Work-in-process                                    32,003                27,431
Raw materials and purchased components             24,701                24,159
                                              ----------------   ----------------
                                                 $ 85,713             $  84,084
                                              ================   ================

NOTE D--INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2002, the Company has recorded a U.S. net deferred tax asset of approximately $12.1 million. To the extent that deductible temporary differences reverse over the next two quarters, the Company has sufficient taxable income in the carryback period, as a result of the recent tax law change, to realize a recoverable tax benefit. For deductible temporary differences that remain at December 31, 2002, the Company will be relying on tax planning strategies and future U.S. taxable income. Given the Company's trend of earnings during past cycles in the industry and expected upturns based on external market analysis, the Company believes that it will be able to generate taxable income sufficient to realize the value of this net deferred tax asset.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:

                                                         Three months ended     Six months ended
                                                              June 30,              June 30,
                                                       ---------------------- ---------------------
                                                          2002        2001       2002       2001
                                                       ---------------------- ---------------------
                                                                     (dollars in thousands)
Numerator:
  Net income                                            $    142   $   1,782   $    231   $  3,975
  Numerator for basic earnings per share                     142       1,782        231      3,975
  Numerator for diluted earnings per share                   142       1,782        231      3,975

Denominator:
  Denominator for basic earnings per share
    -weighted average shares (in thousands)                8,693       8,716      8,674      8,710
  Effect of diluted securities:
    Restricted stock and stock options (in
     thousands)                                                7           8         17
                                                       ---------------------- ---------------------
  Denominator for diluted earnings per share
    -adjusted weighted average shares  (in thousands)      8,700       8,724      8,691      8,710

Basic earnings per share                                $    .02   $     .20   $    .03   $    .46
                                                       ====================== =====================
Diluted earnings per share                              $    .02   $     .20   $    .03   $    .46
                                                       ====================== =====================


NOTE F-- DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTE G--REPORTING COMPREHENSIVE INCOME

     During the three and six months ended June 30, 2002 and 2001, the components of total comprehensive income consisted of the following (dollars in thousands):

                                                          Three months ended     Six months ended
                                                               June 30,              June 30,
                                                           2002       2001       2002       2001
                                                         --------   --------   --------   --------
Net Income                                               $    142   $  1,782   $    231   $  3,975
  Other Comprehensive Income:
    Foreign currency  translation adjustments               8,002     (1,520)     7,187     (5,039)
    Cumulative effect of accounting change                                                      25
    Unrealized gain (loss) on derivatives, net of tax:
      Cash flow hedges                                       (399)       210       (134)      (420)
      Net investment hedges                                (2,133)       484     (2,136)     1,604
                                                         --------   --------   --------   --------
         Other comprehensive income (loss)                  5,470       (826)     4,917     (3,830)
                                                         --------   --------   --------   --------
Total Comprehensive Income                               $  5,612   $    956   $  5,148   $    145
                                                         ========   ========   ========   ========

     For the three and six months ended June 30, 2002, other comprehensive income included $8,002,000 and $7,182,000, respectively, due to the reduced value of the U.S. dollar relative to the Swiss franc, EC euro and U.K. pound sterling. These currency rate changes raised the net dollar value of the assets and liabilities of the Company's two Swiss subsidiaries by $7,133,000 during the first six months of 2002 and had lesser similar effects on the Company's subsidiaries in England and Germany.

     These foreign currency translation benefits are partially offset by $(2,133,000) and $(2,136,000), in the same respective three and six month periods, of reduced value in foreign currency swap contracts which have the effect of partially offsetting the Company's exposure to changes in the Swiss franc on financing of the Swiss acquisitions. The combined fair market value of those currency swap contracts at June 30, 2002 was $1,206,000.

     Accumulated balances of the components of other comprehensive income (loss) consisted of the following at June 30, 2002 and December 31, 2001 (dollars in thousands):

                                                         Accumulated balances
                                                         June 30,    Dec. 31,
                                                           2002        2001
                                                        ----------  ----------
  Other Comprehensive (Loss) Income:
    Foreign currency  translation adjustments            $ (3,000)  $ (10,187)
    Cumulative effect of accounting change, net of tax         25          25
    Unrealized gain (loss) on derivatives, net of tax:
      Cash flow hedges                                     (1,113)       (979)
      Net investment hedges                                 1,206       3,342
                                                        ----------  ----------
         Other Comprehensive (Loss)                      $ (2,882)  $  (7,799)
                                                        ==========  ==========

NOTE H--GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company adopted Financial Accounting Standards No. 142 on January 1, 2002. The following table shows the impact of goodwill amortization on net income and earnings per share for the three and six month period ended June 30, 2001. (dollars in thousands, except for per share data)

                                          Three months ended       Six months ended
                                               June 30,                 June 30,
                                          2002        2001         2002        2001
                                       ----------------------   ----------------------
Reported net income                    $     142   $    1,782   $      231   $   3,975
  Add back goodwill amortization                          209                      426
                                       ----------------------   ----------------------
Adjusted net income                    $     142   $    1,991   $      231   $   4,401
                                       ======================   ======================

Basic earnings per share:
Reported earnings per share            $     .02   $      .20   $      .03   $     .46
  Goodwill amortization                                   .02                      .05
                                       ----------------------   ----------------------
Adjusted earnings per share            $     .02   $      .22   $      .03   $     .51
                                       ======================   ======================
  Weighted average number of common
shares outstanding                         8,693        8,716        8,674       8,710

Diluted earnings per share:
Reported earnings per share            $     .02   $      .20   $      .03   $     .46
  Goodwill amortization                                   .02                      .05
                                       ----------------------   ----------------------
Adjusted earnings per share            $     .02   $      .22   $      .03   $     .51
                                       ======================   ======================
  Weighted average number of common
shares outstanding                         8,700        8,724        8,691       8,710

     In accordance with the transitional provisions of FASB Statement 142, the Company has completed the first step of the transitional goodwill impairment test for the Company's one reporting unit which has goodwill. The test was based on the discounted cash flow method and used a discount rate of 7.5% per annum. Based on the projected full recovery of the investment in the reporting unit, including all goodwill, the Company concluded that, consistent with FASB Statement 142, no impairment is indicated. The Company determined that future annual impairment tests will be based on a June 30th measurement date.


NOTE I--NEW ACCOUNTING PRONOUNCEMENT

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, fixed assets and other long term assets are to be tested for impairment of value whenever defined indicators of impairment are present. The Company adopted this statement as of January 1, 2002. The statement requires that an initial assessment be completed by year-end and management expects to complete that process by September 30, 2002. This Statement also provides new criteria for classifying an asset as held-for-sale. Those provisions do not currently apply to the Company's operations.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following are management's comments relating to Hardinge's results of operations for the three month and six month periods ended June 30, 2002 and 2001 and in the Company's financial condition at June 30, 2002.

QUARTERLY INFORMATION

     The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                         Three Months Ended
                                        Mar. 31,     June 30,      Sept. 30,     Dec. 31,
                                          2002         2002          2002         2002
                                      ----------------------------------------------------
                                                (in thousands, except per share data)
                                      ----------------------------------------------------
Net Sales                             $    43,753   $   44,062
Gross Profit                               12,583       13,719
Income from operations                        855        1,644
Net income                                     89          142
Diluted earnings per share                    .01          .02
Weighted average shares outstanding         8,667        8,700

                                                         Three Months Ended
                                        Mar. 31,     June 30,      Sept. 30,     Dec. 31,
                                          2001         2001          2001         2001
                                      ----------------------------------------------------
                                                (in thousands, except per share data)
                                      ----------------------------------------------------
Net Sales                             $    58,433   $   55,872   $     47,703   $   47,514
Gross Profit                               19,212       17,021        (13,761)      14,305
Income from operations                      3,899        3,239        (37,588)       1,823
Net income                                  2,193        1,782        (26,390)         562
Diluted earnings per share                    .25          .20          (3.04)         .06
Weighted average shares outstanding         8,711        8,724          8,690        8,695

RESULTS OF OPERATIONS

     NET SALES. Net sales for the quarter ended June 30, 2002 were $44,062,000 compared to $55,872,000 for the second quarter of 2001, a reduction of $11,810,000, or 21.1%. For the first six months of 2002, net sales were $87,815,000, which represents a decrease of $26,490,000, or 23.2%, from the $114,305,000 sales level in the first six months of 2001.

     Sales in the U.S. market were $15,978,000 in the quarter ended June 30, 2002, down 38.5% or $10,011,000 from sales of $25,989,000 during the second quarter of 2001. For the first six months of 2002, sales in the U.S. market were $34,759,000, which represents a decline of 34.9%, or $18,656,000, from the U.S. sales of $53,415,000 during the first half of 2001. These substantial sales declines were due to the reduced activity levels of manufacturers, which caused an industry-wide decline in U.S. machine tool sales.

     Sales to European customers were $19,717,000 for the second quarter of 2002, an increase of 5.2%, or $974,000, as compared to sales of $18,743,000 during the second quarter of 2001. For the first six months of 2002, sales to European customers rose 3.0%, or $1,121,000, to $38,608,000 from $37,487,000 one year earlier. These revenues benefited significantly from the strong backlog of European orders at December 31, 2001. That portion of the Company's backlog has decreased by $5,290,000, or 17%, during the first six months of 2002.

     Other international sales, primarily to customers in Asia, declined significantly, from $11,140,000 for the second quarter of 2001 to $8,367,000 for the second quarter of 2002, a reduction of $2,773,000, or 24.9%. For the first half of 2002, other international sales were $14,448,000, which was $8,955,000, or 38.3%, below the $23,403,000 sold in the first half of 2001. In the first half of 2001, other international sales benefited from an unusually high level of sales to customers in China.

     The Company operates in the industrial machine tools segment. Machine sales accounted for 66.1% of revenues for the quarter ended June 30, 2002 and 65.9% for the first six months of 2002, as compared to 69.1% and 68.6% for the same periods last year, respectively. Sales of non-machine products and services made up the balance.

     The Company's order rate declined 21.9%, from $51,119,000 for the quarter ended June 30, 2001 to $39,877,000 for the second quarter of 2002. For the first half of 2002, new orders were down 30.0% or $33,969,000 to $79,228,000 compared to $113,197,00 for the first half of 2001.

     The Company's backlog at June 30, 2002 was $42,313,000 compared to $63,692,000 one year earlier and $51,202,000 at December 31, 2001. The March 31, 2002 backlog was $46,801,000.

     GROSS PROFIT. Expressed as a percentage of net sales, gross margin for the three and six months ended June 30, 2002 was 31.1% and 30.0%, respectively, as compared to 30.5% and 31.7% for the comparable periods in 2001. Gross profit margins in both years were lower than the Company's previous experience due to competitive price discounting, especially in the depressed North American market, where discounting lowered gross margins by approximately 2% in both years. Lower recovery of fixed manufacturing overhead also continued to be a factor in reduced margins, as the Company continued to operate its manufacturing facilities at reduced levels.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $11,895,000, or 27.0% of sales, during the second quarter of 2002, compared to $13,587,000, or 24.3% of sales, one year earlier. SG&A expenses were $23,443,000 or 26.7% of sales, for the first six months of 2002, compared to $28,705,000, or 25.1% of sales, for the first half of 2001. The Company maintains its numerous cost containment initiatives, which began in early 2000, and has expanded those programs to include operations in Europe, where declining backlogs indicate that future shipment levels will be reduced.

     INCOME FROM OPERATIONS. Income from operations for the quarter ended June 30, 2002 was $1,644,000, or 3.7% of sales, as compared to $3,239,000, or 5.8% of sales for the same quarter in 2001. For the first six months of 2002, income from operations was $2,499,000, or 2.8% of sales, as compared to $7,138,000, or 6.2% of sales, in the first half of 2001. The reduction was primarily caused by the reduced sales and manufacturing levels previously discussed.

     INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended June 30, 2002 was $1,020,000 compared to $846,000 a year earlier. June, 2002 year-to-date interest expense was $1,900,000, compared to $1,708,000 in the first six months of 2001. While average outstanding borrowings during 2002 were lower than during the previous year's first two quarters, interest rate spreads were increased as a result of renegotiating borrowing arrangements during the third quarter of 2001 and first quarter of 2002. Interest income totaled $111,000 during the quarter ended June 30, 2002 compared to $138,000 a year earlier. For the first half of 2002, interest income was $229,000, compared to $267,000 a year earlier.

     INCOME TAXES. The provision for income taxes was 70.1% of pre-tax income, or $515,000, for the quarter ended June 30, 2002, as compared to 25.2% of pre-tax income, or $638,000, for the second quarter of 2001. For the first half of 2002, income tax expense was 45.3% of pre-tax income, or $375,000, as compared to 28.0% of pre-tax income, or $1,596,000, for the first six months of 2001. The second quarter, 2002 income tax expense includes the impact of adjusting the year-to-date tax expense to equal the revised projection for the Company's full-year 2002 tax rate, which is 45.3%. Projections of the full-year 2002 tax rate are highly sensitive to the projected final 2002 mix of taxable income by country.

     MINORITY INTEREST IN (PROFIT) OF CONSOLIDATED SUBSIDIARY. The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. For the quarters ended June 30, 2002 and 2001, respectively, reductions in net income of $86,000 and $124,000 represented the minority stockholders' 49% share in the joint venture's net income. The comparable impacts for the first half of 2002 and 2001 were $226,000 and $276,000, respectively.

     PROFIT IN INVESTMENT OF EQUITY COMPANY. During the quarters ended June 30, 2002 and 2001, respectively, Hardinge EMAG GmbH generated $8,000 and $13,000 for Hardinge's 50% interest in this joint venture. June year to date contributions were $4,000 in 2002 and $150,000 in 2001.

     NET INCOME. Net income for the second quarter of 2002 was $142,000, or $.02 per share, compared to $1,782,000, or $.20 per share, in the second quarter of 2001. For the six months ended June 30, 2002, net income was $231,000, or $.03 per share, as compared to $3,975,000, or $.46 per share, in the first six months of 2001. These reductions in earnings were the result of the sales declines, gross margin percent changes and other factors discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the six months ended June 30, 2002 generated cash of $10,528,000, compared to generating $5,670,000 during the same six months of 2001, for an increase in cash generation of $4,858,000. The Company reduced its inventories by $3,974,000 during the six months ended June 30, 2002, as compared to increasing its inventories by $5,945,000 during the first half of 2001, which resulted in $9,919,000 of the improvement in cash generation between the two periods. Additionally, during the first quarter of 2002, the Company filed and received a net operating loss carryback claim of $4,648,000 based on its operations for the year 2001. The Company reduced its receivables by $149,000 during the six months ended June 30, 2002, as compared to increasing its receivables by $3,487,000 during the first half of 2001, contributing another $3,636,000 to the improvement in cash generation. Partially offsetting these items was a reduction in cash generation of $3,744,000, resulting from $231,000 of net income during the first half of 2002 as compared to $3,975,000 during the previous year. Additionally, a decrease in accounts payable of $530,000 for the first half of 2002, as compared to an increase of $4,861,000 during the same period of the previous year, further offset the generation of additional cash by $5,391,000 while a $752,000 increase in notes receivable in the first half of 2002, as compared to a decrease of $3,204,000 in the first six months of 2001, further offset the cash generation described above by $3,956,000.

     The inventory reductions and other changes in working capital needs described above would have been a higher net contributor to liquidity if not for the significant reduction in the value of the dollar relative to the Swiss franc, and several other currencies, during the first six months of 2002. For example, the 11% reduction in the dollar relative to the Swiss franc caused increases of $1,385,000 and $3,212,000 in the value of the receivables and inventory, respectively, of the Company's Swiss subsidiaries, as compared to the value of those June 30, 2002 assets at the December 31, 2001 exchange rate. The net impact of all foreign currency translation adjustments was $7,187,000 during the first six months of 2002.

     Investing activities used $970,000 for capital expenditures during the first six months of 2002 as compared to $6,582,000 for the same period in 2001. Capital expenditures during 2002 have been minimized due to the sustained downturn in industry-wide North American machine tool demand and the resulting impact on Hardinge operations, as described earlier.

     Financing activities used $10,949,000 in the first half of 2002, compared to using $721,000 in cash during the same six months of 2001. The primary use of cash during the first half of 2002 was for reduction of long term debt, which totaled $12,836,000. Partially offsetting financing activities was a $2,766,000 increase in short term debt, as compared to $845,000 in the first half of 2001, and a $1,681,000 reduction in dividends paid, which were $2,461,000 in the first half of 2001 and $780,000 in the same six months of 2002.

     Hardinge's current ratio at June 30, 2002 was 3.85:1 compared to 1.68:1 at December 31, 2001. The significant improvement resulted from the Company's returning the classification of its revolver and term debt to long-term status at March 31, 2002 compared to classification of those items as currently payable at December 31, 2001. The Company's debt was classified as wholly short term at the end of 2001 because the revolving debt agreement then in effect was scheduled to expire at August 1, 2002. During the first quarter of 2002, the Company completed a new debt agreement which provides for financing until August 1, 2003. The Company is currently negotiating to replace that debt agreement with one which would provide financing until August 1, 2005.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2002, the Company has recorded a U.S. net deferred tax asset of approximately $12.1 million. To the extent that deductible temporary differences reverse over the next two quarters, the Company has sufficient taxable income in the carryback period, as a result of the recent tax law change, to realize a recoverable tax benefit. For deductible temporary differences that remain at December 31, 2002, the Company will be relying on tax planning strategies and future U.S. taxable income. Given the Company's trend of earnings during past cycles in the industry and expected upturns based on external market analysis, the Company believes that it will be able to generate taxable income sufficient to realize the value of this net deferred tax asset.

     Hardinge has provided long-term financing for the purchase of its equipment by qualified customers. During the second quarter of 2002, the Company entered into non-exclusive agreements with unaffiliated financing companies in the United States and Canada such that those companies would provide comparable long term financing for qualified Hardinge customers. The Company expects that these arrangements will largely, but not wholly, replace the Company's own financing program.

     The Company has periodically sold portfolios of customer notes under its own financing program to financial institutions in order to reduce debt and finance current operations. The customer financing program has an impact on the Company's month-to-month borrowings, but it has had little long-term impact on the Company's working capital because of the ability to sell the underlying notes. Hardinge sold no customer notes during the first two quarters of 2002, compared to selling $11,379,000 of customer notes during the first six months of 2001.

     Hardinge maintains a revolving loan agreement with several U.S. banks. These facilities, along with other short term credit agreements, provide for immediate access of up to $59,637,000. At June 30, 2002, outstanding borrowings under these arrangements totaled $18,989,000. These credit facilities provide for financing through August 1, 2003. The Company is currently negotiating new credit facilities which would expire in August, 2005.

     The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

NEW ACCOUNTING STANDARDS

     The Company adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, as of January 1, 2002. In accordance with the transitional provisions of FASB Statement 142, the Company has completed the first step of the transitional goodwill impairment test for the only one of the Company's reporting units which has goodwill. The test was based on the discounted cash flow method and used a discount rate of 7.5% per annum. Based on the projected full recovery of the investment in the reporting unit, including all goodwill, the Company concluded that, consistent with FASB Statement 142, no impairment is indicated.

     The Company determined that future annual impairment tests will be based on a June 30 measurement date.

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, fixed assets and other long term assets are to be tested for impairment of value whenever defined indicators of impairment are present. The Company adopted this statement as of January 1, 2002. The statement requires that an initial assessment be completed by year-end and management expects to complete that process by September 30, 2002.

     This Statement also provides new criteria for classifying an asset as held-for-sale. Those provisions do not currently apply to the Company's operations.


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


ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2002 Annual Meeting of Shareholders of Hardinge Inc. was held on May 7, 2002. A total of 8,294,798 of the Company's shares were present or represented by proxy at the meeting. This represents approximately 94% of the Company's shares outstanding.

         The three Class II directors named below were elected to serve a three-year term.

            CLASS II DIRECTORS                VOTES FOR        VOTES WITHHELD
            ------------------                ---------        --------------
            Daniel J. Burke                   8,206,454             88,344
            J. Philip Hunter                  8,200,817             93,981
            Albert W. Moore                   8,208,041             86,757

         J. Patrick Ervin, E. Martin Gibson, James L. Flynn, Douglas A. Greenlee, Albert W. Moore, and Richard L. Simons continue as Directors of the Company.

         The election of Ernst & Young LLP as the Company's independent accountants for the year 2002 was ratified with 8,192,290 shares voting for, 73,452 shares voting against and 29,056 shares abstaining.

         The Hardinge Inc. 2002 Incentive Stock Plan was approved by shareholders with 6,348,116 shares voting for, 1,100,686 shares voting against, 75,282 shares abstaining and 770,714 non-votes.

         No other matters were presented for a vote at the meeting.


 ITEM 5. OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A. Exhibits


           10.1 The 2002 Hardinge Inc. Incentive Stock Plan, as adopted by shareholders at the May 7, 2002 annual meeting.

           99.1  Sworn Statement by the Company's Chief Executive Officer.

           99.2  Sworn Statement by the Company's Chief Financial Officer.



         B. Reports on  8-K

             1. Current Report on Form 8-K, filed April 10, 2002 in connection with a April 8, 2002 press release announcing the Company had amended its current financial arrangement, effectively creating a new revolving credit facility for secured borrowings of up to $40 million through August 1, 2003.

             2. Current Report on Form 8-K, filed May 13, 2002 in connection with a May 9, 2002 press release announcing a dividend and also a new dividend policy.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARDINGE INC.


August 13, 2002                      By: /s/ J. Patrick Ervin
Date                                    ---------------------------------
                                         J. Patrick Ervin
                                         President/CEO


August 13, 2002                      By: /s/ Richard L. Simons
Date                                    ---------------------------------
                                         Richard  L. Simons
                                         Executive Vice President/CFO
                                         (Principal Financial Officer)


August 13, 2002                      By: /s/ Richard B. Hendrick
Date                                    ---------------------------------
                                         Richard  B. Hendrick
                                         Vice President and Controller
                                         (Principal Accounting Officer)