Form 10-Q
period 2002-09-30
HARDINGE INC
filed 2002-11-14
CIK 313716

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     As of September 30, 2002 there were 8,802,593 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

                                                                                                  Page

Part I        Financial Information

              Item 1.       Financial Statements

                            Consolidated Balance Sheets at September 30, 2002 and
                            December 31, 2001.                                                       3

                            Consolidated  Statements of Income and Retained Earnings
                            for the three months ended September 30, 2002 and 2001 and the
                            nine months ended September 30, 2002 and 2001.                           5

                            Condensed Consolidated  Statements of  Cash Flows for
                            the nine months ended September 30, 2002 and 2001.                       6

                            Notes to Consolidated Financial Statements.                              7

              Item 2.       Management's Discussion and Analysis of Financial
                            Condition and Results of Operations.                                    13

              Item 3.       Quantitative and Qualitative Disclosures About
                            Market Risks                                                            19

              Item 4.       Controls and Procedures                                                 19

Part II       Other Information

              Item 1.       Legal Proceedings                                                       19

              Item 2.       Changes in Securities                                                   19

              Item 3.       Default upon Senior Securities                                          19

              Item 4.       Submission of Matters to a Vote of Security Holders                     19

              Item 5.       Other Information                                                       19

              Item 6.       Exhibits and Reports on Form 8-K                                        20

              Signatures                                                                            21

              Certifications                                                                        22

PART I, ITEM 1
HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS)

                                                               Sept. 30,    Dec. 31,
                                                                 2002        2001
                                                              -----------------------
                                                              (Unaudited)
Assets
Current assets:
     Cash                                                     $    3,036   $    4,608
     Accounts receivable, net                                     39,354       38,562
     Notes receivable, net                                         6,809        6,961
     Inventories                                                  83,737       84,084
     Deferred income taxes                                         6,207        9,558
     Income tax recoverable                                        3,498        4,648
     Prepaid expenses                                              3,862        4,381
                                                              -----------------------
Total current assets                                             146,503      152,802

Property, plant and equipment:
     Property, plant and equipment                               153,553      149,714
     Less accumulated depreciation                                86,613       79,490
                                                              -----------------------
                                                                  66,940       70,224

Other assets:
     Notes receivable                                             10,643       10,394
     Deferred income taxes                                         5,473        3,659
     Goodwill                                                     15,355       13,660
     Other                                                         2,520        3,752
                                                              -----------------------
                                                                  33,991       31,465

                                                              -----------------------
Total assets                                                  $  247,434   $  254,491
                                                              =======================

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(IN THOUSANDS)

                                                                          Sept. 30,    Dec. 31,
                                                                            2002        2001
                                                                         -----------------------
                                                                         (Unaudited)
Liabilities and shareholders' equity
Current liabilities:
     Accounts payable                                                    $   11,643   $   12,757
     Notes payable to bank                                                    3,289          464
     Accrued expenses                                                        15,279       17,612
     Accrued income taxes                                                     1,922        1,889
     Deferred income taxes                                                    3,502        2,623
     Current portion long-term debt                                           6,680       55,620
                                                                         -----------------------
Total current liabilities                                                    42,315       90,965

Other liabilities:
     Long-term debt                                                          36,910        4,474
     Accrued pension benefits                                                 6,389        6,113
     Deferred income taxes                                                    2,064        1,810
     Accrued postretirement health benefits                                   5,820        5,795
     Derivative financial instrument                                          4,177
     Other liabilities                                                        2,150        2,251
                                                                         -----------------------
                                                                             57,510       20,443

Equity of minority interest                                                   2,190        1,868

Shareholders' equity:
     Preferred stock, Series A, par value $.01:
         Authorized -  2,000,000; issued - none
     Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued  shares  - 9,919,992 at September 30, 2002
          and  December 31, 2001                                                 99           99
     Additional paid-in capital                                              61,172       61,328
     Retained earnings                                                      103,715      104,480
     Treasury shares                                                        (14,831)     (14,934)
     Accumulated other comprehensive income (loss)                           (3,159)      (7,799)
     Deferred employee benefits                                              (1,577)      (1,959)
                                                                         -----------------------
Total shareholders' equity                                                  145,419      141,215

                                                                         -----------------------
Total liabilities and shareholders' equity                               $  247,434   $  254,491
                                                                         =======================

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED) (In Thousands, Except Per Share Data)

                                                               Three months ended          Nine months ended
                                                                  September 30,              September 30,
                                                                2002         2001           2002        2001
                                                            --------------------------  -------------------------
                                                            (Unaudited)    (Unaudited)   (Unaudited)  (Unaudited)
   Net Sales                                                $     39,268    $  47,703   $    127,083   $ 162,008
   Cost of sales                                                  27,960       34,227         89,473     112,299
   Unusual charge(1)                                                           27,237                     27,237
                                                            -------------------------   ------------------------
   Gross profit (loss)                                            11,308      (13,761)        37,610      22,472

   Selling, general and administrative expenses                   11,474       12,488         34,917      41,193
   Provision for doubtful accounts(1)                                180        5,820            540       6,210
   Impairment charge(1)                                                         5,519                      5,519
                                                            -------------------------   ------------------------
   (Loss) income from operations                                    (346)     (37,588)         2,153     (30,450)

   Interest expense                                                  946          879          2,846       2,587
   Interest (income)                                                 (48)        (125)          (277)       (392)
                                                            -------------------------   ------------------------
   (Loss) income before income taxes and minority interest
     in consolidated subsidiary and investment of equity
     company                                                      (1,244)     (38,342)          (416)    (32,645)
   Income  taxes (benefits)                                       (1,094)     (11,986)          (719)    (10,390)
   Minority interest in (profit) of consolidated subsidiary          (96)        (134)          (322)       (410)
   Profit in investment of equity company                             30          100             34         250
                                                            -------------------------   ------------------------
   Net (loss) profit(1)                                             (216)     (26,390)            15     (22,415)

   Retained earnings at beginning of period                      103,931      132,469        104,480     130,955
   Less dividends declared                                                      1,238            780       3,699
                                                            -------------------------   ------------------------
   Retained earnings at end of period                       $    103,715    $ 104,841   $    103,715   $ 104,841
                                                            =========================   ========================
   Per share data:
   Basic (loss) earnings per share(1)                       $       (.02)   $   (3.04)  $        .00   $   (2.58)
                                                            =========================   ========================
       Weighted average number
         of common shares outstanding                              8,703        8,682          8,683       8,701
                                                            =========================   ========================

   Diluted (loss) earnings per share(1)                     $       (.02)   $   (3.04)  $        .00   $   (2.58)
                                                            =========================   ========================
       Weighted average number
         of common shares outstanding                              8,719        8,690          8,714       8,701
                                                            =========================   ========================

   Cash Dividends Declared                                  $        .00    $     .14   $        .09   $     .42
                                                            =========================   ========================

     (1) 2001 third quarter results included unusual charges of $37,956 (after-tax $26,455) which are explained in the notes to the financial statements. Excluding these charges, 2001 third quarter earnings and year to date September 30, 2001 earnings would have been $65 and $4,040, respectively.

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In Thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                   2002           2001
                                                               ---------------------------
                                                               (Unaudited)     (Unaudited)
Net cash provided by operating activities                      $    16,953     $     3,250

Investing activities:
  Capital expenditures                                              (2,033)         (7,492)
                                                               ---------------------------
Net cash (used in) investing activities                             (2,033)         (7,492)

Financing activities:
    Increase (decrease) in short-term notes payable to bank          2,644          (1,277)
    Additional long-term debt                                        1,000          10,694
    (Payments) on long-term debt                                   (19,396)
    Purchase of treasury stock, net                                    (99)         (1,109)
    Dividends paid                                                    (780)         (3,699)
                                                               ---------------------------
Net cash (used in) financing activities                            (16,631)          4,609


Effect of exchange rate changes on cash                                139            (144)

                                                               ---------------------------
Net (decrease) in cash                                         $    (1,572)    $       223
                                                               ===========================

See accompanying  notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report for the year ended December 31, 2001. The Company operates in only one business segment - industrial machine tools.

NOTE B -- UNUSUAL INVENTORY CHARGE - THIRD QUARTER OF 2001

     The quarter ended September 30, 2001 included an unusual charge for the discontinuation of several under-performing product lines. This charge was part of a new business strategy to enhance the Company's focus on lines with the best potential for long-term profitability and was in response to the recession impacting the machine tool industry and market changes that required the Company to realign its U.S. based manufacturing operations in Elmira, New York. The $27,237,000 charge represented a reserve to reflect the expense of the expedited sale or scrapping of the inventory related to the under-performing product lines. The physical segregation and disposition of the inventory has taken considerable time and effort. As of September 30, 2002, $3,382,000 of the inventory remains for disposition. It is anticipated that almost all of this remaining inventory will be disposed of by the end of this year.

NOTE C -- ONE TIME ADDITIONAL BAD DEBT PROVISION - THIRD QUARTER OF 2001

     The quarter ended September 30, 2001 also included an additional reserve for uncollectable receivables of $5,200,000, which was recorded as a provision for doubtful accounts on the income statement. The Company felt this charge was necessary due to the deteriorating financial condition of certain of its customers and changes in the Company's outlook on the value of any collateral to be repossessed due to depressed valuations of used equipment.

NOTE D -- UNUSUAL IMPAIRMENT CHARGE - THIRD QUARTER OF 2001

     The quarter ended September 30, 2001 also included a $3,542,000 charge for the write-off of the remaining Goodwill from the 1997 acquisition of Hansvedt Industries. The Hansvedt products, all in the electrical discharge machine line, were among the products being discontinued, as described previously.

Additional asset impairment charges included the write-down to saleable value of a facility the Company is in the process of selling, and the write-down of a corporate plane. This plane was sold in the fourth quarter of 2001 for a net proceeds approximately equal to the revised book value. These write-downs, along with other miscellaneous charges for changes in operations, totaled $1,977,000. The result of these measures was to reduce future expenses related to underutilized assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

NOTE E--INVENTORIES

     Inventories are summarized as follows (dollars in thousands):

                                                              September 30,         December 31,
                                                                  2002                  2001
                                                           ------------------------------------
Finished products                                               $  26,553            $   32,494
Work-in-process                                                    32,459                27,431
Raw materials and purchased components                             24,725                24,159
                                                                ---------            ----------
                                                                $  83,737            $   84,084
                                                                =========            ==========

NOTE F--INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2002, the Company has recorded a U.S. net deferred tax asset of approximately $11,680,000. To the extent that deductible temporary differences reverse over the next quarter, the Company has sufficient taxable income in the carryback period, as a result of the recent tax law change, to realize a recoverable tax benefit. For deductible temporary differences that remain at December 31, 2002, the Company will be relying on tax planning strategies and future U.S. taxable income. Given the Company's trend of earnings during past cycles in the industry and expected upturns based on external market analysis, the Company believes that it will be able to generate taxable income sufficient to realize the value of this net deferred tax asset.

NOTE G--NEW DEBT AGREEMENTS

     Hardinge maintains a revolving loan agreement with a group of U.S. banks. On October 24, 2002, the Company executed a new loan agreement, which expires in August, 2005 and replaces the prior Agreement which would have expired in August, 2003. The new loan agreement provides for borrowing of up to $30,000,000 secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in most of its Canadian and European subsidiaries. This loan agreement also provides for revised financial covenants commensurate with the Company's current business levels.

     The Company also executed a new loan agreement with a Swiss bank in the third quarter of 2002, providing for borrowing of up to CHF 7,500,000 secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company.

     These new facilities, along with other short term credit agreements, provide for immediate access of up to $58,999,000. Outstanding borrowings at September 30, 2002 under the old arrangements totaled $23,877,000, or 40.5% of the new borrowing capacity.

     On October 24, 2002 the Company also replaced its prior five year $23,000,000 term loan with a new term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. The Company also retains one additional $1,000,000 term loan.

The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2002

NOTE H--EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations required by Statement No. 128:

                                                          Three months ended           Nine months ended
                                                             September 30,               September 30,
                                                       --------------------------  --------------------------
                                                           2002         2001          2002         2001
                                                       --------------------------  --------------------------
                                                                      (dollars in thousands)
Numerator:
   Net (loss) income                                      $  (216)    $ (26,390)    $     15      $ (22,415)
   Numerator for basic (loss) earnings per share             (216)      (26,390)          15        (22,415)
   Numerator for diluted (loss) earnings per share           (216)      (26,390)          15        (22,415)

Denominator:
   Denominator for basic (loss) earnings per share
     -weighted average shares (in thousands)                8,703         8,682        8,683          8,701
   Effect of diluted securities:
     Restricted stock and stock options  (in thousands)        16             8           31
                                                          ---------------------     -----------------------
   Denominator for diluted (loss) earnings per share
     -adjusted weighted average shares  (in thousands)      8,719         8,690        8,714          8,701

Basic (loss) earnings per share                           $  (.02)    $   (3.04)    $    .00      $   (2.58)
                                                          =====================     =======================
Diluted (loss) earnings per share                         $  (.02)    $   (3.04)    $    .00      $   (2.58)
                                                          =====================     =======================

     (Loss) earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the quarters for 2001 does not equal the year to date earnings per share for 2001.

NOTE I-- DERIVATIVE FINANCIAL INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ((UNAUDITED )
SEPTEMBER 30, 2002

NOTE J--REPORTING COMPREHENSIVE INCOME

     During the three and nine months ended September 30, 2002 and 2001, the components of total comprehensive (loss) income consisted of the following (dollars in thousands):

                                                            Three months ended         Nine months ended
                                                               September 30,             September 30,
                                                             2002          2001        2002          2001
                                                           ---------    ---------    ---------    ---------
Net (Loss) Income                                          $    (216)   $ (26,390)   $      15    $ (22,415)
   Other Comprehensive (Loss) Income:
      Foreign currency translation adjustments                   325        5,212        7,512          172
      Cumulative effect of accounting change                                                             25
      Unrealized gain (loss) on derivatives, net of tax:
           Cash flow hedges                                     (519)        (705)        (653)      (1,125)
           Net investment hedges                                 (83)      (1,359)      (2,219)         245
                                                           ---------    ---------    ---------    ---------
                 Other comprehensive (loss) income              (277)       3,148        4,640         (683)
                                                           ---------    ---------    ---------    ---------
Total Comprehensive (Loss) Income                          $    (493)   $ (23,242)   $   4,655    $ (23,098)
                                                           =========    =========    =========    =========

     For the three and nine months ended September 30, 2002, other comprehensive
(loss) income included $325,000 and $7,512,000, respectively, due to the reduced value of the U.S. dollar relative to the Swiss franc, EC euro and U.K. pound sterling. These currency rate changes raised the net dollar value of the assets and liabilities of the Company's two Swiss subsidiaries by $7,083,000 during the first nine months of 2002 and had lesser similar effects on the Company's subsidiaries in England and Germany.

     These foreign currency translation benefits are partially offset by ($83,000) and ($2,219,000), in the same respective three and nine month periods, of reduced value in foreign currency swap contracts which have the effect of partially offsetting the Company's exposure to changes in the Swiss franc on financing of the Swiss acquisitions. The combined fair market value of those currency swap contracts at September 30, 2002 was $1,123,000.

     Accumulated balances of the components of other comprehensive income (loss) consisted of the following at September 30, 2002 and December 31, 2001 (dollars in thousands):

                                                               Accumulated balances
                                                               Sept. 30,   Dec. 31,
                                                                 2002       2001
                                                               --------    --------
Other Comprehensive (Loss) Income:
   Foreign currency translation adjustments                    $ (2,675)   $(10,187)
   Cumulative effect of accounting change, net of tax                25          25
   Unrealized gain (loss) on derivatives, net of tax:
        Cash flow hedges                                         (1,632)       (979)
        Net investment hedges                                     1,123       3,342
                                                               --------    --------
                Other Comprehensive (Loss)                     $ (3,159)   $ (7,799)
                                                               ========    ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER  30, 2002

NOTE  K--GOODWILL AND OTHER INTANGIBLE ASSETS

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

     The Company adopted Financial Accounting Standards No. 142 on January 1, 2002. The following table shows the impact of goodwill amortization on net income and earnings per share for the three and nine month periods ended September 30, 2001. (dollars in thousands, except for per share data)

                                           Three months ended        Nine months ended
                                               Sept. 30,                 Sept. 30,
                                            2002       2001           2002         2001
                                        -----------------------    ----------  -----------
Reported net (loss) income              $    (216)   $  (26,390)   $      15    $  (22,415)
   Add back goodwill amortization                           215                        642
                                        -----------------------    ---------   -----------
Adjusted net (loss) income              $    (216)   $  (26,175)   $      15    $  (21,773)
                                        =======================    =========    ==========

Basic (loss) earnings per share:
Reported (loss) earnings per share      $    (.02)   $    (3.04)   $     .00    $    (2.58)
   Goodwill amortization                                    .02                        .07
                                        -----------------------    ---------   -----------
Adjusted (loss) earnings per share      $    (.02)   $    (3.02)   $     .00    $    (2.51)
                                        =======================    =========    ==========
   Weighted average number of common
     shares outstanding                     8,703         8,682        8,683         8,701

Diluted (loss) earnings per share:
Reported (loss) earnings per share      $    (.02)   $    (3.04)   $     .00    $    (2.58)
   Goodwill amortization                                    .02                        .07
                                        -----------------------    ---------   -----------
Adjusted (loss) earnings per share      $    (.02)   $    (3.02)   $     .00    $    (2.51)
                                        =======================    =========    ==========
   Weighted average number of common
     shares outstanding                     8,719         8,690        8,714         8,701

     The only changes to the value of the recorded Goodwill since January 1, 2002 have been due to changes in the exchange rate of the Swiss Franc.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER  30, 2002

NOTE L--NEW ACCOUNTING PRONOUNCEMENT

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, fixed assets and other long term assets are to be tested for impairment of value whenever defined indicators of impairment are present. The Company adopted this statement as of January 1, 2002. The Company completed its initial evaluation of indicators of impairment and found that, in the case of two of the Company's reporting units, current operating losses were indicators of impairment. The appropriate analyses were completed in the quarter ended September 30, 2002. They showed that no asset impairment charge is warranted.

     This Statement also provides new criteria for classifying an asset as held-for-sale. Those provisions do not currently apply to the Company's operations.

PART I, ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following are management's comments relating to Hardinge's results of operations for the three month and nine month periods ended September 30, 2002 and 2001 and in the Company's financial condition at September 30, 2002.

QUARTERLY INFORMATION

     The following table sets forth certain quarterly financial data for each of the periods indicated.

                                                           Three Months Ended
                                                 Mar. 31,  June 30,    Sept. 30,    Dec. 31,
                                                  2002       2002        2002        2002
                                                -------------------------------------------
                                                    (in thousands, except per share data)
                                                -------------------------------------------
Net Sales                                       $ 43,753   $  44,062   $  39,268
Gross Profit                                      12,583      13,719      11,308
Income (Loss) from operations                        855       1,644        (346)
Net income (loss)                                     89         142        (216)
Diluted earnings (loss) per share                    .01         .02        (.02)
Weighted average shares outstanding                8,667       8,700       8,719
                                                           Three Months Ended
                                                 Mar. 31,   June 30,    Sept. 30,   Dec. 31,
                                                   2001       2001        2001        2001
                                                -------------------------------------------
                                                    (in thousands, except per share data)
                                                -------------------------------------------
Net Sales                                       $ 58,433    $ 55,872   $  47,703    $ 47,514
Gross Profit (Loss)                               19,212      17,021     (13,761)     14,305
Income (Loss) from operations                      3,899       3,239     (37,588)      1,823
Net income (loss)                                  2,193       1,782     (26,390)        562
Diluted earnings (loss) per share                    .25         .20       (3.04)        .06
Weighted average shares outstanding                8,711       8,724       8,690       8,695

RESULTS OF OPERATIONS

     NET SALES. Net sales for the quarter ended September 30, 2002 were $39,268,000, a reduction of $8,435,000, or 17.7%, as compared to net sales of $47,703,000 during the third quarter of 2001. For the first nine months of 2002, net sales were $127,083,000, which represents a decrease of $34,925,000, or 21.6%, from the $162,008,000 sales level in the first nine months of 2001.

     Sales in the U.S. market were $14,095,000 in the quarter ended September 30, 2002, down 24.8%, or $4,657,000, from sales of $18,752,000 during the third quarter of 2001. For the first nine months of 2002, sales in the U.S. market were $48,854,000, which represents a decline of 32.3%, or $23,313,000, from the U.S. sales of $72,167,000 during the first nine months of 2001. These substantial sales declines were due to the reduced activity levels of North American manufacturers, which caused an industry-wide decline in U.S. machine tool sales. Information from the Association for Manufacturing Technology, the primary trade association for the U.S. machine tool industry, indicates that U.S. orders for metal cutting machines have declined 30.9% from the first nine months of 2001 to the first nine months of 2002. Based on this information, the Company believes that, despite the 32.3% sales decline described above, the Company's share of the U.S. machine tool market has not changed significantly.

     Sales to European customers were $15,461,000 for the third quarter of 2002, a decrease of 21.4%, or $4,221,000, as compared to sales of $19,682,000 during the third quarter of 2001. For the first nine months of 2002, sales to European customers declined 5.4%, or $3,100,000, to $54,069,000 from $57,169,000 one year earlier.

     Other international sales, primarily to customers in Asia, increased 4.8%, or $443,000, to $9,712,000 for the third quarter of 2002 from $9,269,000 in the third quarter of 2001. For the nine months ending September 30, 2002, these other international sales were $24,160,000, which was $8,512,000, or 26.1%, below the $32,672,000 sold in the first nine months of 2001. In the first nine months of 2001, other international sales benefited from the Company's unusually high sales to customers in the Peoples Republic of China during the first half of that year.

     Machine sales accounted for 64.5% of revenues for the quarter ended September 30, 2002 and 65.5% for the first nine months of 2002, as compared to 67.7% and 68.3% for the same periods in 2001, respectively. Sales of non-machine products and services made up the balance.

     The Company's order rate declined 18.5%, to $36.5 million in the third quarter of 2002, as compared to $44.8 million in the third quarter of 2001, reflecting both the decline in North American manufacturing activity levels discussed above and a drop in new orders from European customers. For the nine months ended September 30, 2002, orders were $115,696,000, which was $42,331,000, or 26.8%, below the $158,027,000 order rate for the first nine months of 2001.

     The Company's backlog at September 30, 2002 was $39,514,000, which was a decrease of $20,443,000, or 34.1%, from the $59,957,000 backlog at September 30, 2001.

     GROSS PROFIT. Expressed as a percentage of net sales, gross margins for the three and nine months ended September 30, 2002 were 28.8% and 29.6%, respectively. For the three and nine month periods ended September 30, 2001, gross margins were (28.8%) and 13.9%, respectively. The lower 2001 gross margins included the impact of a $27,237,000 unusual charge for the expedited sale and disposal of inventory related to under-performing product lines. Excluding that charge, gross margins for the three and nine month periods ended September 30, 2001 were 28.2% and 30.7%, respectively.

     Comparing the 28.8% gross margin in the third quarter of 2002 to the 28.2% gross margin, excluding the unusual charge, in the third quarter of 2001, the 2.1% increase in gross profit percentage largely reflected changes in product mix, as repair parts and other non-machine revenue rose to 35.5% of sales, from 32.3% in the third quarter of 2001.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses were $11,474,000, or 29.2% of sales, during the third quarter of 2002, a decline of $1,014,000, or 8.1%, as compared to $12,488,000, or 26.2% of sales, during the third quarter of 2001. SG&A expenses were $34,917,000, or 27.5% of sales, for the first nine months of 2002, which reflected a decline of $6,276,000, or 15.2%, as compared to $41,193,000, or 25.4% of sales, for the first nine months of 2001. The Company has maintained its numerous cost containment initiatives, which began in early 2000, and has expanded those programs to include operations in Europe, where sales have now also declined. However, the substantial expense reductions described above did not fully offset the sales declines of 17.7% for the third quarter of 2002, as compared to the third quarter of 2001, and a decline of 21.6% for the first nine months of 2002 as compared to the nine months ended September 30, 2001.

     PROVISION FOR DOUBTFUL ACCOUNTS. Bad debt expense was $180,000 during the third quarter of 2002, as compared to $5,820,000 during the third quarter of 2001, and $540,000 for the first nine months of 2002, as compared to $6,210,000 during the nine months ended September 30, 2001. The third quarter, 2001 and September 30, 2001 year-to-date bad debt expenses included $5,200,000 for the September 2001 one time additional reserve for doubtful accounts, without which they were $620,000 and $1,010,000, respectively.

     IMPAIRMENT CHARGE. The results for the three and nine months ended September 30, 2001 included a $3,542,000 charge for the impairment of purchased goodwill, reflecting the total impairment of the remaining goodwill from a 1997 acquisition. These 2001 results also included $1,977,000 of impairment charges for other assets which have since been offered for sale, and other lesser charges.

     INCOME (LOSS) FROM OPERATIONS. For the quarter ended September 30, 2002, the operating loss was ($346,000), or (0.9)% of sales, as compared to ($37,588,000), or (78.8)% of sales, for the third quarter in 2001. For the first nine months of 2002, income from operations was $2,153,000, or 1.7% of sales, as compared to ($30,450,000), or (18.8)% of sales, in the first nine months of 2001. As discussed previously, these 2001 results included a $27,237,000 unusual charge for disposal of inventory, a $5,200,000 one time additional reserve for doubtful accounts, and $5,519,000 of unusual asset impairment charges. Excluding those charges, income from operations was $368,000 for the third quarter of 2001 and $7,506,000 for the nine months ended September 30, 2001, with the resulting unfavorable changes primarily caused by the reduced sales and manufacturing levels previously discussed.

     INTEREST EXPENSE AND INCOME. Interest expense for the quarter ended September 30, 2002 was $946,000, as compared to $879,000 during the third quarter of 2001. For the first nine months of 2002, interest expense was $2,846,000, as compared to $2,587,000 during the first nine months of 2001. While average outstanding borrowings during 2002 were lower than during the previous year's first three quarters, interest rate spreads were increased as a result of renegotiating borrowing arrangements during the third quarter of 2001 and first quarter of 2002. Interest income totaled $48,000 during the quarter ended September 30, 2002, as compared to $125,000 one year earlier. For the first nine months of 2002, interest income was $277,000, as compared to $392,000 during the first nine months of 2001.

     INCOME TAXES (BENEFIT). The quarter ended September 30, 2002 provision for income taxes was ($1,094,000), or 87.9% of pre-tax loss. For the third quarter of 2001, the provision for income taxes was ($11,986,000), or 31.3% of pre-tax loss, which included ($11,501,000) from tax benefits related to the unusual charges and one time additional bad debt provision discussed previously. Excluding the tax benefits of those charges, the quarter ended September 30, 2001 provision for income taxes was ($485,000), or 125.6% of pre-tax loss.

     For the nine months ended September 30, 2002, the provision for income taxes was ($719,000), or 172.8% of the pre-tax loss. The provision for income taxes in the first nine months of 2001 was ($10,390,000), or 31.8% of pre-tax loss, including the ($11,501,000) from the unusual inventory and asset impairment charges and one time additional bad debt provision, discussed previously. Excluding the tax benefits of those charges, the September 30, 2001 year to date provision for income taxes was $1,111,000, or 20.9% of pre-tax income. Projections of the full-year 2002 tax rate remain highly sensitive to the final 2002 mix of taxable income by country.

     MINORITY INTEREST IN (PROFIT) OF CONSOLIDATED SUBSIDIARY. The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. For the quarters ended September 30, 2002 and 2001, respectively, reductions in net income of $96,000 and $134,000 represented the minority stockholders' 49% share in the joint venture's net income. The comparable impacts for the first nine months of 2002 and 2001 were $322,000 and $410,000, respectively.

     PROFIT IN INVESTMENT OF EQUITY COMPANY. During the quarters ended September 30, 2002 and 2001, Hardinge EMAG GmbH generated $30,000 and $100,000, respectively, of profit for Hardinge's 50% interest in this joint venture. September year to date profit contributions were $34,000 in 2002 and $250,000 in 2001.

     NET INCOME (LOSS). Net loss for the third quarter of 2002 was ($216,000), or ($.02) per share. Net loss for the third quarter of 2001 was ($26,390,000), or ($3.04) per share, which included ($26,455,000) due to the unusual charges and one time bad debt provision discussed previously. Excluding those charges, net income for the third quarter of 2001 would have been $65,000. For the nine months ended September 30, 2002, net income was $15,000, or $0.00 per share, as compared to ($22,415,000), or ($2.58) per share, including the ($26,455,000)
described previously. Excluding those charges, net income for the first nine months of 2001 would have been $4,040,000.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities for the nine months ended September 30, 2002 generated cash of $16,953,000, compared to generating $3,250,000 during the same nine months of 2001, for an increase in cash generation of $13,703,000. During the first quarter of 2002, the Company filed and received a net operating loss carryback claim of $4,648,000 based on its operations for the year 2001. The Company reduced its inventories by $5,697,000 during the first nine months of 2002, compared to an increase in inventories of $4,193,000 during the first nine months of 2001 excluding noncash changes for the unusual inventory charges described previously. This resulted in $9,890,000 improvement in cash generation between the two periods. Trade receivables contributed $3,474,000 to cash generation as receivables decreased $931,000 in the first nine months of 2002, compared to an increase of $2,543,000 in the first nine months of 2001. Additionally, accrued liabilities contributed another $2,143,000 of cash generation. Partially offsetting these increases were reductions in cash generation of $4,025,000 from changes in net income excluding the unusual charge in 2001, $1,254,000 due to reduced depreciation expense in 2002, $561,000 for notes receivable and $413,000 for accounts payable.

     Investing activities, consisting primarily of capital expenditures, used cash of $2,033,000 during the first nine months of 2002 as compared to usage of $7,492,000 during the first nine months of 2001, for an additional $5,459,000 of cash. Capital expenditures during the first nine months of 2002 have been minimized in order to generate cash for debt reduction.

     Financing activities used $16,631,000 in the first nine months of 2002, compared to generating $4,609,000 in cash during the same nine months of 2001, for a net change of $21,240,000. The primary use of cash during the first nine months of 2002 was for debt reduction, which totaled $15,752,000, as compared to a $9,417,000 increase in debt in the first nine months of 2001. Dividends paid were $780,000 in the first nine months of 2002, as compared to $3,699,000 in the same nine months of 2001, for a $2,919,000 decrease in usage of cash.

     Hardinge's current ratio at September 30, 2002 was 3.46:1, as compared to 1.68:1 at December 31, 2001. The largest improvement resulted from the Company's returning the classification of its revolver and term debt to long-term status at March 31, 2002, as compared to classification of those items as currently payable at December 31, 2001. The Company's debt was classified as wholly short term at the end of 2001 because the revolving debt agreement then in effect was scheduled to expire on August 1, 2002. During the first quarter of 2002, the Company completed a new debt agreement which provides for financing until August 1, 2003 and the long-term portion of the revolver and term debts were reclassified accordingly. The Company has since replaced these loan agreements with new revolver and term loan agreements which expire in August, 2005.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of September 30, 2002, the Company has recorded a U.S. net deferred tax asset of approximately $11,680,000. To the extent that deductible temporary differences reverse over the next quarter, the Company has sufficient taxable income in the carryback period, as a result of the recent tax law change, to realize a recoverable tax benefit. For deductible temporary differences that remain at December 31, 2002, the Company will be relying on future U.S. taxable income. Given the Company's trend of earnings during past cycles in the industry, and expected upturns based on external market analysis, the Company believes that it will be able to generate taxable income sufficient to realize the value of this net deferred tax asset.

     Hardinge provides long-term financing for the purchase of its equipment by selected creditworthy end-user customers. The Company had periodically sold portfolios of customer notes to financial institutions in order to reduce debt and finance current operations but the Company has now reduced, but not eliminated, long-term financing by referring customers to quality leasing programs of unaffiliated companies. Our customer financing program has an impact on our month-to-month borrowings, but it has had little long-term impact on our working capital because of the ability to sell the underlying notes and also, now, because the financing is usually provided by others. Hardinge sold no customer notes during the first nine months of 2002, compared to selling $11,379,000 of customer notes during the first nine months of 2001.

     Hardinge maintains a revolving loan agreement with a group of U.S. banks. On October 24, 2002, the Company executed a new loan agreement, which expires in August, 2005 and replaces the prior Agreement which would have expired in August, 2003. The new loan agreement provides for borrowing of up to $30,000,000 secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in most of its Canadian and European subsidiaries. This loan agreement also provides for revised financial covenants commensurate with the Company's current business levels.

     The Company also executed a new loan agreement with a Swiss bank in the third quarter of 2002, providing for borrowing of up to CHF 7,500,000 secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company.

     These new facilities, along with other short term credit agreements, provide for immediate access of up to $58,999,000. Outstanding borrowings at September 30, 2002 under the old arrangements totaled $23,877,000, or 40.5% of the new borrowing capacity.

     On October 24, 2002 the Company also replaced its prior five year $23,000,000 term loan with a new term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. The Company also retains one additional $1,000,000 term loan.

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

     In August 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, fixed assets and other long term assets are to be tested for impairment of value whenever defined indicators of impairment are present. The Company adopted this statement as of January 1, 2002. The Company completed its initial evaluation of indicators of impairment and found that, in the case of two of the Company's reporting units, current operating losses were indicators of impairment. The appropriate analyses were completed in the quarter ended September 30, 2002. They showed that no asset impairment charge is warranted.

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

PART I.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        None

ITEM 4. CONTROLS AND PROCEDURES

     The Chief Executive Officer and the Chief Financial Officer of Hardinge have, within the 90 days prior to the date of this report, evaluated the disclosure controls and procedures of the Company and have found those controls to be effective.

     There have been no significant changes in internal controls, or other factors that could significantly affect internal controls, subsequent to their review.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
        None

ITEM 2. CHANGES IN SECURITIES
        None

ITEM 3. DEFAULT UPON SENIOR SECURITIES
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        NONE

ITEM 5. OTHER INFORMATION
        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        A.  Exhibits

          10.1 Multi-currency Credit Agreement and Term Loan Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association as Documentation Agent per the agreement and related documents thereto.

          99.1 Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

          99.2 Written statement of Chief Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

        B.  Reports on  8-K

          1. Current Report on Form 8-K, filed September 18, 2002 in connection with a September 16, 2002 press release announcing the formation of an alliance with Bridgeport International.

          2. Current Report on Form 8-K, filed October 8, 2002 in connection with an October 3, 2002 press release announcing a reduction in the Company's North American workforce.

          3. Current Report on Form 8-K, filed October 30, 2002 in connection with an October 25, 2002 press release announcing 2002 third quarter results and the completion of a new $53 million credit facility.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HARDINGE INC.

November 13, 2002                    By: /s/ J. Patrick Ervin
Date                                    --------------------------------
                                         J. Patrick Ervin
                                         President/CEO

November 13, 2002                    By:  /s/ Richard L. Simons
Date                                    ---------------------------------
                                         Richard  L. Simons
                                         Executive Vice President/CFO
                                         (Principal Financial Officer)


November 13, 2002                    By: /s/ Richard B. Hendrick
Date                                    --------------------------------
                                         Richard  B. Hendrick
                                         Vice President and Controller
                                         (Principal Accounting Officer)

                                 CERTIFICATIONS

I, J. Patrick Ervin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hardinge Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  /s/ J. Patrick Ervin
                                         --------------------
                                               J. Patrick Ervin
                                               President/Chief Executive Officer

                                 CERTIFICATIONS

I,  Richard L. Simons, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Hardinge Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                  /s/ Richard L. Simons
                                         -----------------------------
                                               Richard  L. Simons
                                               Executive Vice President
                                               Chief Financial Officer