Form 10-K
period 2002-12-31
HARDINGE INC
filed 2003-03-26
CIK 313716

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2002.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from to .

Commission File Number 0-15760

HARDINGE INC.

(Exact name of registrant as specified in its charter)

NEW YORK (State or other jurisdiction of incorporation or organization)	16-0470200 (I.R.S. Employer Identification No.)
One Hardinge Drive, Elmira, New York (Address of principal executive offices)	14902-1507 Zip Code

Registrant's telephone number, including area code: (607) 734-2281

Securities registered pursuant to Section 12(b) of the Act:        None

Securities pursuant to section 12(g) of the Act:

Common Stock with a par value of $.01 per share Preferred Stock purchase rights	NASDAQ (Name of exchange on which registered)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002:

    Common Stock, $.01 par value—$66,957,280.

        The number of shares outstanding of the issuer's common stock as of February 1, 2003:

    Common Stock, $.01 par value 8,850,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Hardinge Inc.'s Proxy Statement filed with the Commission on March 26, 2003 are incorporated by reference to Part III of this Form.

PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281; website—www.hardinge.com. The Company has seven wholly owned subsidiaries. Canadian Hardinge Machine Tools, Ltd. located near Toronto, Ontario was established by Hardinge Inc. in 1958. Hardinge Machine Tools, Ltd. was established in the United Kingdom in 1939 and became a wholly owned subsidiary in 1981 when it redeemed the shares previously held by others. Hardinge GmbH was established by the Company in Germany in 1987. In November 1995, the Company acquired 100% of the outstanding stock of L. Kellenberger & Co., AG of St. Gallen, Switzerland and its subsidiary, Kellenberger, Inc. (collectively referred to as "Kellenberger"). The Kellenberger, Inc. subsidiary was then liquidated in 1998. During 1996, Hardinge Shanghai Company, Ltd. was established in Shanghai, People's Republic of China. In December of 2000, Hardinge purchased 100% of the stock ownership of HTT Hauser Tripet Tschudin AG (HTT), based in Biel, Switzerland. In January 2001, Hardinge China Limited was opened in Shanghai, People's Republic of China. In 1999, Hardinge acquired a 51% interest in a newly formed company, Hardinge Taiwan Precision Machinery Limited, located in Nan Tou City, (Taiwan) Republic of China. The remaining 49% is owned by the management of Hardinge Taiwan Precision Machinery Limited. In May of 2000, Hardinge and EMAG Maschinenfabrik GmbH, of Germany established Hardinge EMAG GmbH in Leipzig, Germany. Each company owns 50% of the shares of Hardinge EMAG.

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

Products

        Hardinge Inc. has been a manufacturer of industrial-use Super-Precision® and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from a rough-formed part by moving multiple cutting tools against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by Hardinge machines, those dimensions are often measured in millionths of inches. Hardinge considers itself to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to those dimensions.

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

        In 2000, Hardinge formed a joint venture, Hardinge EMAG GmbH, to manufacture and market a new line of inverted spindle vertical turning lathes. These machines also have the spindle and turret aligned on a vertical plane, but the spindle is on top. This design allows for automatic "pick and place" of materials within the movements of the machine itself. Combined with a built in conveyor system, this allows unattended operation of the machine without the need for external robotic devices. These machines are suited for a wide range of smaller manufactured components and can support both small lot-size production requirements as well as high-volume manufacturing.

        A vertical machining center cuts material differently than a turning machine. These machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers as turning machines. A customer will be able to obtain machining centers with the same quality and reliability as the Company's turning machines and will be able to obtain both of them from a single supplier. The Company now produces a full line of machining centers addressing a range of sizes, speeds and powers.

        The Company further extended its machine offerings into the grinding machine sector of the metal-cutting machine tool industry with the acquisition of Kellenberger. Grinding is a machining process where a surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes.

        The grinding machines of Kellenberger are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide for a more exact finish on a part which has been partially completed on a lathe. The grinding machines of Kellenberger, which are manufactured in both CNC and manually controlled models, are generally purchased by the same type of customers as other Hardinge equipment and further the ability of the Company to be a sole source supplier for its customers.

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

        In November of 2002, the Company entered into an alliance agreement with BPT IP, LLC. Hardinge has assumed responsibility in North America for manufacture and distribution of Bridgeport knee mills, and parts and support services functions for both knee mills and vertical machining centers previously produced by the Connecticut operations of Bridgeport Machines, Inc. Royalty payments to BPT IP, LLC are based on dollar volume of shipments of product.

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

        Also, due to the high cost of skilled labor, our customers desire machines and accessories that can produce parts without an operator attending to the machine. New products introduced in recent years have been aimed at this need.

        Multiple options are available on the broad range of the Company's machines which allow customers to customize their machines for the specific purpose and cost objective they require. The Company produces machines for stock with popular option combinations for immediate delivery, as well as machines made to specific customer orders. In addition to its machines, the Company provides the necessary computer programming and tooling, as well as robotics and other parts handling equipment manufactured by it or others.

        Generally, Hardinge machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites and exotic materials.

        In addition, the Company offers the most extensive line of workholding and toolholding devices available in the industry, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding and toolholding devices.

        The Company offers various warranties on its equipment and considers post-sales support to be a critical element of its business. Warranties on machines typically extend for twelve months after purchase. Services provided include operation and maintenance training, in-field maintenance, and in-field repair. The Company, where practical, provides readily available replacement parts. The Company offers these post sales support services on a paid basis throughout the life of the machine.

Markets and Distribution

        Sales are in the United States and to most industrialized countries in the world.

        The Company markets its machine tools through a combination of a direct sales force and through distributors and manufacturers' representatives. In the United States, Canada, China, Germany, and the United Kingdom, the company primarily uses a direct sales force, supplemented by distributors and manufacturers' representatives where appropriate. In the remainder of the world, sales are exclusively through distributors and agents. Generally, distributors have exclusive rights to sell the Company's products in a defined geographic area.

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

        Sales through distributors are made only on standard commercial open account terms and are not included in the Company's financing programs discussed below. Distributors take title to products upon shipment from the Company's facilities and do not have any special return privileges.

        In the past the Company has provided financing terms of up to seven years for qualified end user customers who purchased equipment, primarily in the United States and Canada. These contracts were backed by liens and security agreements. The Company had chosen, when appropriate, to sell underlying U.S. notes receivable contracts to third party unrelated financial institutions to reduce debt and finance current operations. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There were no repurchase or remarketing agreements with these third parties. As a marketing tool, the Company occasionally offered below market interest rates and deferred payments for up to 6 months. The present value of the impact of these programs was treated as a sales discount at the time of sale. The terms of the interest rates and payment schedules were not changed after the original contract was written, unless a default occured. The Company did not sell any customer notes during 2002 as the Company has discontinued providing financing itself and is now outsourcing long-term customer financing to third parties. The Company is able to work with the third party financing companies to offer special terms to customers to continue the marketing benefits of the program. The amount of the charge from the third party financing company for these special programs is treated as a discount to sales at the time of the contract. There are also no repurchase or remarketing agreements with these third parties.

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

Sources and Availability of Raw Materials

        The Company manufactures and assembles its lathes and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant and HTT products are produced at its Biel, Switzerland facility. Hardinge produces its machining centers and new baseline lathes at its majority-owned subsidiary in Taiwan. The inverted-spindle vertical lathes are manufactured by Hardinge EMAG in Leipzig, Germany. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, bar steel and bearings. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in recent years.

        A major component of the Company's CNC machines is the computer and related electronics package. The Company purchases these components for its lathes and machining centers primarily from

Fanuc Limited, a large Japanese electronics company, except on occasions where a significant customer order specifies a different control. In 2000, the Company announced the introduction of a Siemen's (a German control manufacturer) control on its line of machining centers. The Company offers Heidenhain and Fanuc controls on its grinding machines. While the Company believes that design changes could be made to its machines to allow sourcing from several other existing suppliers, and occasionally does so for special orders, a disruption in the supply of the Fanuc components could cause the Company to experience a substantial disruption of its operations, depending on the circumstances at the time. The Company purchases parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

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

Research and Development

        The Company's ongoing research and development program involves creating new products and modifying existing products to meet market demands and redesigning existing products to reduce the cost of manufacturing. The research and development departments throughout the world are staffed with experienced design engineers with technical through doctorate degrees.

        The cost of research and development, all of which has been charged to cost of goods sold, amounted to $8,757,000, $9,798,000, and $6,992,000, in 2002, 2001, and 2000, respectively. The Company has obtained significant new product knowledge through its Hardinge EMAG joint venture and its purchase of HTT.

Patents

        Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        The Company's business, and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, the Company's quarterly results are subject to fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its U.S. and European customers' plants and the Company's policy of closing its New York and Switzerland facilities for two weeks during July. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

        The ability to deliver products within a short period of time is an important competitive criterion. Also, the Company feels it is important, where practical, to provide ready availability of replacement parts for the machines it sells. These factors contribute to a requirement that the Company carry significant amounts of inventory.

        For many years, the Company periodically sold to various financial institutions a substantial portion of the customer notes receivable generated by its customer financing program. No customer notes were sold in 2002 as the Company has discontinued providing financing itself and is now arranging for outside third party financing to its customers. While the Company's customer financing program has an impact on its month-to-month borrowings, it has had little long-term impact on its working capital requirements because of the subsequent sales of these notes to financial institutions.

Backlog

        The Company normally ships its machine products within two to three months after order. The Company's order backlog was $37,024,000 at December 31, 2002, compared to $51,202,000 at December 31, 2001.

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

        Environmental sampling at the Company's former New York manufacturing facility following the removal of an underground storage tank disclosed the presence of hydrocarbon contamination in surrounding soils. An environmental consultant retained by the Company prepared a site assessment and remedial action plan which were adopted and approved by the New York State Department of Environmental Conservation. Pursuant to the timetable set forth in the remedial action plan, the Company completed the construction phase of the cleanup in the first quarter of 1996. On August 31, 1998, the New York State Department of Conservation notified the Company that it could decommission the pump and treat system, skim product from one of the wells, and bioremediate in three locations. By letter of October 30, 2002, the DEC notified Hardinge that based upon a number of factors, including removal of the source of the potential impact, lack of any environmentally sensitive receptors currently being impacted by contamination from the site, and the current site usage, the site would require no further remedial action.

        Although the Company believes, based upon information currently available to management, that it will not have material liabilities for environmental remediation, there can be no assurance that future remedial requirements or changes in the enforcement of existing laws and regulation, which are subject to extensive regulatory discretion, will not result in material liabilities.

Employees

        As of December 31, 2002 the Company employed 1,150 persons, 542 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

Foreign Operations and Export Sales

        Information related to foreign and domestic operations and sales is included in Note 8 to consolidated financial statements contained in this Annual Report. The Company believes that its subsidiaries operate in countries in which the economic climate is relatively stable.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Owned Properties
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	80 acres 515,000 sq. ft.
Elmira, New York	Warehouse	12 acres 176,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	8 acres 162,924 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Turnkey Systems	4 acres 41,500 sq. ft.
Exeter, England	Sales, Marketing, Demonstration, Service, Turnkey Systems and Administration	2 acres 27,500 sq. ft.
Location	Type of Facility	Square Footage	Lease Expiration Date
Leased Properties
Krefeld, Germany	Sales, Service and Demonstration	4,000 sq. ft.	1/01/07
Santa Ana, California	Sales	2,900 sq. ft.	7/31/07
Toronto, Canada	Sales, Service	5,800 sq. ft.	6/05/04
Cleveland, Ohio	Sales, Service and Demonstration	10,000 sq. ft.	6/30/03
Shanghai, PRC	Product Assembly, Sales, Service, Demonstration and Administration	14,500 sq. ft.	6/30/03
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing Sales, Service, Demonstration and Administration	110,000 sq. ft.	3/06/19
Biel, Switzerland	Marketing Sales, Service, and Administration	17,400 sq. ft.	6/30/05

ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is anticipated to be material to its financial condition or results of operations.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2002, no matters were submitted to a vote of security holders.

PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

	2002 Values			2001 Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31	$14.85	$9.01	$.06	$15.25	$11.88	$.14
June 30	13.68	9.75	.03	17.50	12.55	.14
September 30	10.07	7.37	.00	15.65	11.16	.14
December 31	8.47	5.75	.01	12.09	8.85	.11

        At February 1, 2002, there were 2,643 holders of record of common stock.

ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2002	2001	2000	1999	1998
STATEMENT OF OPERATIONS DATA
Net sales	$169,014	$209,522	$189,479	$178,533	$259,625
Cost of sales	117,403	145,508	128,531	121,375	167,528
Unusual charge (1)		27,237

Gross profit	51,611	36,777	60,948	57,158	92,097
Selling, general and administrative expenses (4)	44,900	53,209	47,037	46,261	56,957
Unusual expense (2)					950
Provision—doubtful accounts (1)	1,548	6,676	1,242	1,280	550
Impairment charge (1)		5,519

Operating income (loss)	5,163	(28,627)	12,669	9,617	33,640
Interest expense	3,978	3,656	1,736	1,743	2,324
Interest (income)	(496)	(509)	(582)	(565)	(597)

Income (loss) before income taxes and minority interest in consolidated subsidiary and in investment of equity company	1,681	(31,774)	11,515	8,439	31,913
Income taxes (benefits)	(868)	(10,245)	3,631	3,054	11,630
Minority interest in (profit) loss of consolidated subsidiary	(566)	(642)	(263)	656
Profit (loss) in investment of equity company	17	318	(89)

Net income (loss) (1)	$2,000	$(21,853)	$7,532	$6,041	$20,283

Per Share Data:
Weighted average number of common shares outstanding	8,687	8,695	8,755	9,287	9,432
Basic income (loss) per share	$.23	$(2.51)	$.86	$.65	$2.15

Weighted average number of common shares outstanding	8,687	8,695	8,794	9,287	9,434
Diluted earnings (loss) per share	$.23	$(2.51)	$.86	$.65	$2.15

Cash dividends declared per share	$.10	$.53	$.56	$.56	$.56

BALANCE SHEET DATA
Working capital	$103,864	$61,837	$120,324	$117,723	$132,486
Long-term portion of notes receivable	8,392	10,394	17,354	15,014	13,063
Total assets (3)	256,285	257,872	283,116	241,457	256,681
Long-term debt	30,526	4,474	47,417	23,380	35,415
Shareholders' equity	145,786	141,215	169,463	171,714	179,795

(1)
2001 results include an unusual charge of $27,237 for inventory write-downs for underperforming product lines; a one time additional provision for doubtful accounts of $5,200; and $5,519 for impairment of goodwill and other underutilized assets. The after tax impact of those unusual items was $26,455 in aggregate.

(2)
1998 included a one-time charge of $950 (approximately $570 after tax) resulting from costs incurred to relocate the manufacture and support of Hansvedt Inc. from Illinois to Elmira, New York, and from a workforce reduction of approximately 200 full-time jobs.

(3)
Certain amounts in 2001 have been reclassified to conform with current year presentation.

(4)
2001, 2000, 1999, and 1998 SG&A included amortization of goodwill of $826, $144, $144 and $12, respectively, whereas the comparable 2002 impact was $0 due to Statement of Financial Accounting Standards No. 142, which the Company adopted effective January 1, 2002, as discussed in Note 1 to the Financial Statements.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

2002 Compared to 2001

        Net Sales.    Net sales for the year 2002 were $169,014,000 compared to $209,522,000 in 2001, a decrease of $40,508,000, or 19.3%, as sales declined in all three geographic regions.

        Sales to customers in the United States declined 30.4%, to $62,593,000 in 2002 as compared to $89,984,000 in 2001. This decrease, which is in addition to the decrease of 27.7% between 2000 and 2001, was caused by a continuing severe industry-wide drop in machine tool orders by U.S. manufacturers and job shops. The Association for Manufacturing Technology, the primary U.S. trade group for machine tool manufacturers, reported that U.S. orders for metal-cutting machinery declined by 25.1%, to $1.8 billion in 2002, as compared to $2.4 billion in 2001. Sales in the U.S. market were also reduced by the very high level of manufacturing company bankruptcies and loan defaults, leading to a surplus of used equipment available for sale.

        Sales to European customers also declined during 2002. European sales were $71,930,000 in 2002, or 9.7% below the $79,610,000 sold in 2001. Industry information, including the reported diminished sales and financial results of several European machine tool companies, indicate that European customers purchased significantly fewer machine tools in 2002 than 2001.

        Sales to other areas of the world decreased to $34,491,000, which was 13.6% below the $39,928,000 sold in 2001. Sales to customers in the Peoples' Republic of China remained strong in both years, but the unusually high backlog of these customers' orders at the start of 2001 caused the Company's record sales there in the first two quarters of 2001. Sales in the second half of 2002 were actually 21.3% higher than sales in the same six months of 2001.

        The market forces and varying sales declines described above caused a continuing change in the global mix of Hardinge sales. In 2002, sales in the United States accounted for 37.0% of total sales, with Europe and the remainder of the world accounting for 42.6% and 20.4%, respectively. This compares to 43.0% of the Company's 2001 sales representing customers in the U.S., with the remaining 38.0% and 19.0% to Europe and the remainder of the world, respectively.

        Machine sales represented 66.5% of 2002 revenues, as compared to 68.3% during the previous year. Sales of non-machine products and services, primarily repair parts and accessories, make up the balance.

        The Company's backlog at December 31, 2002 was $37,024,000, a decline of 27.7% from the $51,202,000 backlog at December 31, 2001.

        Gross Profit.    Gross margin was 30.5% of sales in 2002, as compared to 17.6% of sales in 2001. The 2001 gross margins included $27,237,000 of unusual charges for the expedited sale or scrapping of inventory pertaining to the under-performing product lines which have now been discontinued and would have been 30.6% without those unusual charges. Gross margins were adversely impacted in both years by lower recovery of fixed manufacturing overhead, due to reduced sales and production demand. This was especially pronounced in 2002 due to the 19.3% decline in 2002 sales previously discussed. This was only partially offset by the worldwide workforce reductions and other spending controls implemented throughout both years.

        Selling, General, and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the year 2002 were $44,900,000, or 26.6% of net sales, as compared to $53,209,000, or 25.4% of sales, in 2001. This 15.6% reduction in SG&A spending, or $8,309,000, reflected workforce reductions and spending controls throughout the Company's operations which began in 1999 but were increased during 2002. The 2001 SG&A also included $826,000 amortization of goodwill, whereas the comparable 2002 impact was $0 due to Statement of Financial Accounting Standards No. 142, which the Company implemented effective January 1, 2002.

        Provision for Doubtful Accounts.    Bad debt expense was $1,548,000 for the year 2002, compared to $6,676,000 incurred during 2001. The 2001 bad debt expense included $5,200,000 from an additional provision for doubtful accounts, reflecting both the deteriorating financial condition of certain of its financed customers and changes in the Company's outlook on the value of the pledged collateral due to the depressed market values of used machinery. Without the additional charge, 2001 bad debt expense would have been $1,476,000.

        Impairment Charges.    No impairment charges were incurred in 2002. The 2001 impairment charges of $5,519,000 included $3,542,000 for the impairment of purchased goodwill related to a 1997 acquisition as more fully described in the "2001 Compared to 2000" section below. The additional $1,977,000 represented impairment of other assets, which have since been sold or offered for sale, and other lesser charges. The result of these measures was to reduce future expenses related to underutilized assets. The combined savings in future depreciation, amortization and aircraft operating expenses was estimated to be approximately $750,000 per year.

        Income from Operations.    Income from operations was $5,163,000, or 3.1% of sales, during 2002, as compared to a loss of $(28,627,000) in 2001. The 2001 results included the unusual inventory charge of $27,237,000, the one time additional provision for bad debts of $5,200,000 and the $5,519,000 of impairment charges, all as discussed previously. The remaining changes in 2002 results were largely due to the 19.3% reduction in sales volume, and related impacts on recovery of fixed manufacturing costs, less the various cost reduction initiatives undertaken, all as discussed previously.

        Interest Expense.    Interest expense for the year 2002 was $3,978,000 compared to $3,656,000 in 2001. The 8.8% increase was due to higher interest rates related to amendments to the Company's debt agreement in late 2001 and early 2002, partially offset by reduced borrowings as debt was reduced throughout 2002.

        Interest Income.    Interest income, primarily derived from internally financed customer sales during both years, remained relatively flat, at $496,000 for 2002 and $509,000 for 2001.

        Income Taxes.    Income tax benefits contributed $868,000 to 2002 net income as compared to contributing $10,245,000 in 2001. The 2002 tax benefit was despite a consolidated pre-tax income of $1,681,000. This income tax benefit included a favorable foreign taxing authority ruling, which contributed $472,000 not related to current year income. The 2002 tax benefits were also driven by the combination of profits earned in jurisdictions with comparatively lower tax rates offset by significant losses incurred in jurisdictions with higher tax rates, as was largely anticipated in quarterly tax provisions throughout 2002. For details of domestic versus foreign pre-tax earnings, see Note 7 to the Financial Statements.

        The 2001 income tax benefit reflected a consolidated tax rate of 32.2% on the pre-tax loss of ($31,774,000), which included the unusual inventory charge of $27,237,000, the one time additional provision for bad debts of $5,200,000 and the $5,519,000 of impairment charges, which contributed 2001 income tax benefits of $11,501,000.

        Including the effects of these tax benefits, the Company has a net U.S. deferred tax asset of $13,424,000 at December 31, 2002. Given the Company's history of U.S. earnings during past cycles and the expected market cycle upturn, which is based on independent analyses of the U.S. machine tool market as well as the Company's forecasts, the Company believes it will generate the estimated $35,300,000 of U.S. taxable income needed to realize the value of this net deferred tax asset.

        Minority Interest In (Profit) of Consolidated Subsidiary.    The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In 2002 and 2001, respectively, $566,000 and $642,000 reductions in consolidated net income represent the minority stockholders' 49% share in the joint venture's net income.

        Profit (Loss) In Investment of Equity Company.    Hardinge EMAG GmbH generated profits for Hardinge of $17,000 and $318,000 for 2002 and 2001, respectively, for Hardinge's 50% interest in this joint venture.

        Net Income.    Net income for the year 2002 was $2,000,000, or $.23 per basic and diluted share, compared to a loss of ($21,853,000), or ($2.51) per basic and diluted share for the year 2001. As noted previously, the 2001 loss included the unusual inventory charge of $27,237,000, the one time additional provision for bad debts of $5,200,000, the $5,519,000 of impairment charges, and the related income tax benefits of $11,501,000.

        The 2002 results were significantly impacted by the 19.3% reduction in sales volume, as compared to 2001, and related reductions in recovery of fixed manufacturing costs, less the various cost reduction initiatives undertaken, all as discussed previously.

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

        On the other hand, sales to customers in the United States declined significantly, from $124,484,000 in 2000 to $89,984,000 in 2001, for a reduction of $34,500,000 or 27.7%. This decrease is the result of a reduction in North American manufacturing activity levels which occurred throughout the year. That reduction has resulted in an industry-wide decline in machine tool sales to North American manufacturers.

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

        The Company's backlog at December 31, 2001 was $51,202,000 compared to $64,801,000 at December 31, 2000.

        Gross Profit.    The 2001 gross margin of $36,777,000 was 17.6% of sales, as compared to $60,948,000, or 32.2% of sales, in 2000. The 2001 costs of sales included $27,237,000 of unusual charges for the discontinuation of several under-performing product lines. This charge was part of a new business strategy to enhance the Company's focus on lines with the best potential for long-term profitability and was in response to the recession impacting the machine tool industry and market changes that required the Company to realign its U.S. based manufacturing operations in Elmira, New York. A Company wide review of all product lines was completed before the charge was recorded. A plan was implemented to discontinue marketing and sales efforts for all discontinued products. A multi-functional task force was established to segregate and make ready for disposal all excess and obsolete inventories resulting from this decision and to expedite the sale of any remaining new and used finished machines. This plan included determining a market selling price, and projected disposal loss for each identified machine. The $27,237,000 charge represented a reserve to reflect the expense of the expedited sale or scrapping of the inventory related to the under-performing product lines. The physical segregation and disposition of the inventory has taken considerable time and effort. As of December 31, 2002, all excess and obsolete inventory has been discarded and many of the machines have been sold. The remaining machines are valued at a market value that the Company feels appropriate in the current market. Gross profit for the year would have been 30.6% without those unusual charges. Gross margins were also adversely impacted by lower recovery of fixed manufacturing overhead, due to the 27.7% reduction in sales to U.S. customers, and related drop in U.S. production demand, only partially offset by various workforce reductions and other spending controls. Throughout 2001, the Company reduced its North American workforce with 250 of those reductions in the manufacturing areas, which lowered its cost of sales throughout the year. There were no significant severance costs incurred relative to those reductions. The future annual impact of these reductions will be to reduce cost of sales by approximately $10,000,000.

        Selling, General, and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the year 2001 were $53,209,000, or 25.4% of net sales, compared to 24.8% during the previous year. The $6,172,000 increase was primarily due to the SG&A incurred at HTT. The Company reduced its North American selling, general and administrative workforce by 150 people during 2001. There were no significant severance costs associated with those reductions. The future annual impact of these reductions, along with other expense reductions, will be to reduce costs by approximately $8,000,000.

        Provision for Doubtful Accounts.    The 2001 bad debt expense of $6,676,000 included $5,200,000 for a one time additional bad debt provision, which reflected both the deteriorating financial condition of certain of its financed customers and changes in the Company's outlook on the value of the pledged collateral due to the depressed market values of used machinery. Without that one time additional charge, 2001 bad debt expense would have been $1,476,000. Bad debt expense was $1,242,000 in 2000.

        Impairment Charges.    The realignment charges described above included a $3,542,000 charge for the write-off of the remaining Goodwill from the 1997 acquisition of Hansvedt Industries. The Company observed a clear decline in EDM product sales since the acquisition of the Hansvedt Company in 1997. Upon review in the third quarter of 2001, it was determined that sales of these products were consuming disproportionately high levels of pre-sales and post-sales technical support and management's time and attention. Furthermore, it was decided that future growth and profitability would require substantial investment in product development. It was also determined that, given the limited future market for these products and the Company's low current market share, prospects for sufficient return on those investments would be poor. Based upon this, the Company decided to discontinue sales of Hansvedt products, and, consequently, wrote off the goodwill remaining from this acquisition. The only other asset remaining on the Company's books related to this acquisition was inventory, and the net disposition loss on that inventory is included in the inventory write offs discussed above. Sales of Hansvedt products from January through September of 2001 totaled only $1.9 million.

        An additional $1,977,000 of impairment charge represented impairment of other assets, which have since been sold or offered for sale, and other, lesser charges. The result of these measures was to reduce future expenses related to underutilized assets. The combined savings in future depreciation, amortization and aircraft operating expenses was estimated to be approximately $750,000 per year. No impairment charges were incurred in 2000.

        Income from Operations.    The 2001 loss from operations was ($28,627,000) as compared to a profit from operations of $12,669,000 in 2000. The 2001 loss included the unusual inventory charge of $27,237,000, the one time additional provision for bad debts of $5,200,000 and the $5,519,000 of impairment charges, as discussed previously.

        Interest Expense.    Interest expense for the year 2001 was $3,656,000 compared to $1,736,000 for the previous year. The increase was primarily due to borrowing $31,511,000 for the acquisition of HTT. Partially offsetting the effect of this increased debt were decreases in interest rates on borrowings.

        Interest Income.    Interest income, primarily derived from internally financed customer sales during both years, remained relatively flat, at $509,000 for 2001 and $582,000 for 2000.

        Income Taxes.    The 2001 income tax benefit of ($10,245,000) reflected a consolidated tax rate of 32.2% on the pre-tax loss of ($31,774,000). This 2001 loss included the unusual inventory charge of $27,237,000, the one time additional provision for bad debts of $5,200,000 and the $5,519,000 of impairment charges, which contributed 2001 income tax benefits of $11,501,000. The 2000 income tax expense of $3,631,000 reflected a consolidated income tax rate of 31.5% on taxable income of $11,515,000.

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

        Net Income.    Net income for the year 2001 was a loss of ($21,853,000), or ($2.51) per basic and diluted share, compared to $7,532,000, or $.86 per basic and diluted share, for the year 2000. As noted previously, the 2001 loss included unusual charges of $37,956,000 and the related income tax benfits of $11,501,000. Other reductions in earnings were the result of the reduced North American sales, and other factors, as discussed above.

Liquidity and Capital Resources

        The Company's current ratio at December 31, 2002 was 3.34:1 compared to 1.66:1 at December 31, 2001. The December 31, 2001 current ratio was significantly impacted by the classification of the entire revolving loan agreement debt, with a balance of $26,911,000, and two term loan debts with a combined balance of $28,438,000, as current debt at December 31, 2001. In October, 2002, these debts were repaid with funds provided by a new revolving loan agreement, which expires in August, 2005, and a new term loan agreement which expires in December 2007. Based on these new debt agreements, the equivalent December 31, 2002 debts have been classified as long-term liabilities.

        As shown in the consolidated statements of cash flows, cash generated from operating activities in 2002 totaled $21,875,000, compared to $10,056,000 generated during 2001, for an increase of $11,819,000 or 117.5%. Net income was $2,000,000 in 2002, compared to a 2001 net (loss) of ($21,853,000). The 2001 loss included $37,919,000 of non-cash charges described previously, partially offset by the related income tax benefits of $11,501,000.

        Changes in inventory resulted in $15,490,000 of improved cash generation between 2002 and 2001, due to a $6,189,000 inventory decrease in 2002 compared to a $9,301,000 inventory increase in 2001, excluding the effects of the $27,237,000 2001 non-cash inventory charge described previously. All other changes in operating assets and liabilities resulted in an additional $4,013,000 of improved cash generation.

        The Company has provided long-term financing for the purchase of its equipment by qualified end-user customers in North America and regards customer financing options as an important part of its marketing efforts, particularly to independent machine shops. Beginning in 2002, the Company has largely replaced the prior internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. In the event of a customer default and foreclosure, it is the practice of the

Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized most, but not all, of the remaining contract value.

        In order to reduce debt and finance current operations, the Company previously sold a substantial portion of its underlying customer notes receivable to various financial institutions. In 2002, largely because of the program replacement described previously, there were no sales of customer notes. In 2001, the Company sold $14,120,000 of customer notes. The remaining outstanding balances of all notes sold as of December 31, 2002 was $32,288,000. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There were no repurchase or remarketing agreements with these financial institutions. Long-term customer notes receivable held by the Company totaled $8,392,000 and $10,394,000 at December 31, 2002 and December 31, 2001, respectively.

        The Company conducts some of its manufacturing, sales and service operations from leased space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $2,587,000, $2,479,000, and $2,219,000, during the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum payments under noncancelable operating leases over the next five years are $1,933,000, $1,318,000, $975,000, $649,000, and $507,000, respectively.

        Total capital expenditures were $2,337,000 in 2002, as compared to $6,293,000 in 2001. In 2002, expenditures were primarily for the completion of a building in Switzerland and acquisition of manufacturing equipment. The Company expects that future capital expenditures will be financed through operations or available bank borrowings.

        Financing activities during 2002 used cash of $22,165,000, primarily for the paydown of long-term debt, which decreased by $25,529,000 during 2002, partially offset by additional short-term bank note debts of $4,602,000. The amounts shown as long term debt payments represent the net amount of transactions under the revolving loan agreements and the net impact of changing the term loan and revolving loan during the year. The increase in short term bank note debts represents increased borrowings on the $7 million unsecured line and the amounts under overdraft facilities at our foreign subsidiaries. Payment of dividends used $868,000 of cash.

        Hardinge maintains a revolving loan agreement with a group of U.S. banks. On October 24, 2002, the Company executed a new revolving loan agreement, which expires in August, 2005 and replaces the prior agreement which would have expired in August, 2003. The new loan agreement provides for borrowing of up to $30,000,000 secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. This loan agreement also provides for revised financial covenants commensurate with the Company's current business levels.

        On October 24, 2002 the Company also replaced its prior five year $23,000,000 term loan with a new term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph.

        The Company's Kellenberger subsidiary maintains an unsecured overdraft facility with commercial banks which permit borrowing up to 5,000,000 Swiss francs which is equivalent to approximately $3,614,000. There were no borrowings under this facility at December 31, 2002, and 2001. The Company also executed a new loan agreement with a Swiss bank in the third quarter of 2002, providing for borrowing up to 7,500,000 Swiss francs which is equivalent to approximately $5,422,000. This agreement is secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company. There have not been any borrowings on this loan.

        The Company's HTT subsidiary maintains overdraft facilities with commercial banks which permit borrowing in Swiss francs up to 4,500,000 which is equivalent to approximately $3,253,000. These facilities are secured by an interest in the Company's real property. At December 31, 2002, total borrowings under these agreements were $1,873,000. HTT is also obligated under terms of a mortgage agreement with commercial banks on its factory building. At December 31, 2002 the total balance outstanding on this loan was $5,368,000.

        During the first quarter of 1996, the Company entered into a long-term borrowing agreement for $17,750,000 with a syndication of banks. The proceeds were used to repay revolving loan borrowing which had originally been used to finance the acquisition of Kellenberger. This loan was repaid in October 2002 without penalty.

        These facilities, along with other short term credit agreements, provide for immediate access of up to $80,737,000. Outstanding borrowings under these arrangements totaled $42,000,000, or 52.0% of the Company's borrowing capacity, at December 31, 2002.

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

        The Company's earnings are affected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $312,000 in 2002 and $443,000 in 2001, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements. These analyses do not consider the effects of the reduced level of economic activity that could exist in such an environment. Furthermore, in the event of a change of significant magnitude, management would likely take actions to further mitigate its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

        A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company manufactures its products in the United States, Switzerland, Taiwan and Germany using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent purchases grinding machines manufactured in Switzerland by its Swiss subsidiaries. Likewise, it purchases vertical machining centers manufactured in Taiwan by its 51% owned Taiwanese subsidiary and it purchases vertical lathes from its 50% joint venture, Hardinge EMAG GmbH. The Company's subsidiaries in the U.K., Germany, Switzerland and Canada sell products in local currency to customers in those countries. The Company's Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, Euro, New Taiwan Dollar, and Japanese yen. For example, when the U.K. pound or Swiss franc strengthens against other European currencies, the value of sales denominated in these other currencies decreases when translated to pounds or Swiss francs. When the U.S. dollar strengthens against the Japanese yen, the price of competitive Japanese imports to the United States decreases. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based purchases and sales, the Company regularly hedges by entering into foreign exchange forward contracts to hedge portions of its 3 to 6 months' planned purchase and sales transactions.

Discussion of Critical Accounting Policies

        The preparation of the Company's financial statements requires the application of a number of accounting policies which are described in the notes to the financial statements. These policies require the use of assumptions or estimates, which, if interpreted differently under different conditions or circumstances, could result in material changes to the reported results. Following is a discussion of those accounting policies, which were reviewed with the Company's audit committee, which the company feels are most susceptible to such interpretation.

        Accounts and Notes Receivable.    The Company assesses the collectibility of its trade accounts and notes receivable using a combination of methods. It reviews large individual accounts for evidence of circumstances that suggest a collection problem might exist. Such situations include, but are not limited to, the customer's past history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and previous recent collection activities. The Company's notes receivable are limited to machine sales to end-user customers in North America, and a security interest is normally maintained in the equipment sold under terms of the notes. In cases where repossession may be likely, the Company estimates the probable resale potential of the assets to be repossessed net of repossession, refurbishment and resale costs, and provides a reserve for the remaining receivable balance after realization of such proceeds. Additionally, the Company provides a reserve for losses based on current payment trends in the economies where it holds concentrations of receivables and provides a reserve for what it believes to be the most likely risk of uncollectibility. In order to make these allowances, the Company must rely on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

        Inventories.    The Company uses a number of assumptions and estimates in determining the value of its inventory. An allowance is provided for the value of inventory quantities of specific items that are deemed to be excessive based on past usage and anticipated future usage. While the Company feels this is the most appropriate methodology for determining excess quantities, the possibility exists that customers will change their buying habits in the future should their own requirements change. Changes in metal-cutting technology can render certain products obsolete or reduce their market value. The Company continually evaluates changes in technology and adjusts its products and inventories accordingly, either by write-off or by price reductions. However, the possibility exists that a future technological development, currently unanticipated, might affect the marketability of specific products produced by the Company. The Company includes in the cost of its inventories a component to cover the estimated cost of overhead activities associated with production of its products. The Company believes that being able to offer immediate delivery on many of its products is critical to its competitive success. Likewise, it believes that maintaining an inventory of service parts, with a particular emphasis on purchased parts, is especially important to support its policy of maintaining serviceability of its products. Consequently, it maintains significant inventories of repair parts on many of its machine models, including some which are no longer in production. The Company's ability to accurately determine which parts are needed to maintain this serviceability is critical to its success in managing this element of its business.

        Intangible Assets.    The Company has on several occasions acquired other machine tool companies. When doing so, it has used outside specialists to assist it in determining the value of assets acquired, and has used traditional models for establishing purchase price based on EBITDA multiples and present value of cash flows. Consequently, the value of goodwill on the Company's balance sheet has been affected by the use of numerous estimations of the value of assets purchased and of future business opportunity.

        Net Deferred Tax Assets.    The Company has a U.S. net deferred tax asset of $13,400,000, at December 31, 2002, which the Company expects to recover by generating the necessary estimated $35,300,000 of U.S. taxable income, as previously discussed within the Income Taxes section above. The Company is continually analyzing the facts and circumstances available in order to evaluate the realization of the deferred tax assets.

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

New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        As discussed in Note 1 to the Financial Statements, the Company adopted the provisions of Statements of Financial Accounting Standards 142 as of January 1, 2002. The Company completed the transitional impairment testing of goodwill during the second quarter of fiscal 2002 and the first subsequent annual impairment testing during the fourth quarter of 2002. In both cases, the Company determined that there was no goodwill impairment. The total carrying amount of goodwill as of December 31, 2002 was $16,390,000. This entire amount results from the December 2000 acquisition of HTT (Hauser Tripet Tschudin AG). The asset value of this goodwill increased by $2,730,000, or 20%, during 2002, with the entire change caused by the increased dollar value of the Swiss franc, the functional currency of the Company's HTT subsidiary, whose balance sheet includes this goodwill.

        Effective January 1, 2002, the Company implemented Statements of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The early adoption of this statement did not have an effect on the Company.

        In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes Statements of Financial Accounting Standards No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results.

        In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 is not expected to have a significant impact on the Company's financial results.

        In December 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company, as the Company continues to follow the provisions of APB Opinion No. 25.

        In November, 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value, which is different from prior Generally Accepted Accounting Principles (GAAP). The Interpretation also requires a guarantor to make new disclosures. The Company adopted this Interpretation with the Form 10-K issued for the period ended December 31, 2002 and has provided the stipulated additional disclosures regarding warranties.

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

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10K.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARDINGE INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS
December 31, 2002

        Schedule II—Valuation and Qualifying Accounts is included in Item 15(a) of this report.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Auditors

         Board of Directors
Hardinge Inc.

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                      /s/ Ernst & Young LLP

                      ERNST & YOUNG LLP

Buffalo, New York
January 29, 2003

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

	December 31,
	2002	2001
Assets
Current assets:
Cash	$2,175	$4,608
Accounts receivable, net	38,519	38,562
Notes receivable, net	6,333	6,961
Inventories	87,748	87,465
Deferred income taxes	4,243	9,558
Income tax receivables	5,795	4,648
Prepaid expenses	3,362	4,381

Total current assets	148,175	156,183
Property, plant and equipment:
Land and buildings	50,861	45,804
Machinery, equipment and fixtures	99,473	98,371
Office furniture, equipment and vehicles	6,481	5,539

	156,815	149,714
Less accumulated depreciation	87,908	79,490

Net Property, plant and equipment	68,907	70,224
Other assets:
Notes receivable	8,392	10,394
Deferred income taxes	9,268	3,659
Intangible pension asset	2,630
Goodwill	16,390	13,660
Other	2,523	3,752

	39,203	31,465

Total assets	$256,285	$257,872

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

	December 31,
	2002	2001
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$14,417	$12,757
Notes payable to bank	5,351	464
Accrued expenses	13,995	20,993
Accrued income taxes	1,150	1,889
Deferred income taxes	3,273	2,623
Current portion of long-term debt	6,125	55,620

Total current liabilities	44,311	94,346
Other liabilities:
Long-term debt	30,526	4,474
Accrued pension plan expense	17,356	6,113
Deferred income taxes	2,525	1,810
Accrued postretirement benefits	5,838	5,795
Derivative financial instruments	5,257
Other liabilities	2,255	2,251

	63,757	20,443
Equity of minority interest	2,431	1,868
Shareholders' equity:
Preferred stock, Series A, par value $.01 per share;
Authorized 2,000,000; issued—none
Common stock, $.01 par value:
Authorized shares—20,000,000;
Issued shares—9,919,992 at December 31, 2002 and 2001	99	99
Additional paid-in capital	61,139	61,328
Retained earnings	105,612	104,480
Treasury shares	(15,068)	(14,934)
Accumulated other comprehensive loss	(4,562)	(7,799)
Deferred employee benefits	(1,434)	(1,959)

Total shareholders' equity	145,786	141,215

Total liabilities and shareholders' equity	$256,285	$257,872

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In Thousands Except Per Share Data)

	Year Ended December 31,
	2002	2001	2000
Net sales	$169,014	$209,522	$189,479
Cost of sales	117,403	145,508	128,531
Unusual charge		27,237

Gross profit	51,611	36,777	60,948
Selling, general and administrative expenses	44,900	53,209	47,037
Provision for doubtful accounts	1,548	6,676	1,242
Impairment charge		5,519

Income (loss) from operations	5,163	(28,627)	12,669
Interest expense	3,978	3,656	1,736
Interest(income)	(496)	(509)	(582)

Income (loss) before income taxes and minority interest in consolidated subsidiary and investment of equity company	1,681	(31,774)	11,515
Income taxes (benefits)	(868)	(10,245)	3,631
Minority interest in (profit)loss of consolidated subsidiary	(566)	(642)	(263)
Profit(loss)in investment of equity company	17	318	(89)

Net income (loss)	$2,000	$(21,853)	$7,532

Per share data:
Basic earnings per share:
Weighted average number of common shares outstanding	8,687	8,695	8,755

Earnings (loss) per share	$.23	$(2.51)	$.86

Diluted earnings per share:
Weighted average number of common shares outstanding	8,687	8,695	8,794

Earnings (loss) per share	$.23	$(2.51)	$.86

Cash dividends declared per share	$.10	$.53	$.56

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp. Income (Loss)	Deferred Employee Benefits	Total Shareholders' Equity
Balance at December 31, 1999	$99	$61,760	$128,325	$(10,199)	$(4,143)	$(4,128)	$171,714
Comprehensive Income
Net income			7,532				7,532
Other comprehensive (loss)
Foreign currency translation adjustment					(963)		(963)
Unrealized (loss) on net investment hedge, net of tax					(1,133)		(1,133)

Comprehensive income							5,436

Dividends declared			(4,902)				(4,902)
Shares issued and forfeited pursuant to long-term incentive plan		(177)		404		(118)	109
Amortization (long-term incentive plan)						1,595	1,595
Tax effect from long-term incentive plan		(41)					(41)
Net purchase of treasury stock				(4,448)			(4,448)

Balance at December 31, 2000	$99	$61,542	$130,955	$(14,243)	$(6,239)	$(2,651)	$169,463
Comprehensive Income
Net (loss)			(21,853)				(21,853)
Other comprehensive income (loss)
Foreign currency translation adjustment					(1,326)		(1,326)
Cumulative effect of accounting change, net of tax					25		25
Unrealized (loss) on cash flow hedge, net of tax					(980)		(980)
Unrealized gain on net investment hedge, net of tax					721		721

Comprehensive (loss)							(23,413)

Dividends declared			(4,622)				(4,622)
Shares issued and forfeited pursuant to long-term incentive plan		(246)		531		(285)
Amortization (long-term incentive plan)						977	977
Tax benefit from long-term incentive plan		36					36
Net purchase of treasury stock		(4)		(1,222)			(1,226)

Balance at December 31, 2001	$99	$61,328	$104,480	$(14,934)	$(7,799)	$(1,959)	$141,215
Comprehensive Income
Net income			2,000				2,000
Other comprehensive income (loss)
Pension liability, net of tax					(5,112)		(5,112)
Foreign currency translation adjustment					12,417		12,417
Unrealized (loss) on cash flow hedge, net of tax					(441)		(441)
Unrealized (loss) on net investment hedge, net of tax					(3,627)		(3,627)

Comprehensive income							5,237

Dividends declared			(868)				(868)
Shares issued and forfeited pursuant to long-term incentive plan		(47)		266		(47)	172
Amortization (long-term incentive plan)						572	572
Tax benefit from long-term incentive plan		(142)					(142)
Net purchase of treasury stock				(400)			(400)

Balance at December 31, 2002	$99	$61,139	$105,612	$(15,068)	$(4,562)	$(1,434)	$145,786

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities
Net income (loss)	$2,000	$(21,853)	$7,532
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncash portion of unusual charges		33,077
Impairment charge		4,842
Depreciation and amortization	8,967	10,722	9,827
Provision for deferred income taxes	2,249	(7,663)	(542)
Funds provided by minority interest	566	642	263
Loss on sale of assets		797
Foreign currency transaction loss	(296)	606	134
Changes in operating assets and liabilities:
Accounts receivable	2,312	4,621	6,115
Notes receivable	2,739	3,123	(1,848)
Income tax receivable	(1,147)	(4,648)
Inventories	6,189	(9,301)	(6,850)
Other assets	2,930	260	(1,596)
Accounts payable	337	(4,718)	2,348
Accrued expenses	(5,014)	(499)	2,559
Accrued postretirement benefits	43	48	129

Net cash provided by operating activities	21,875	10,056	18,071
Investing activities
Capital expenditures—net	(2,337)	(6,293)	(3,171)
Proceeds from sale of asset		1,833
Acquisition of HTT, net of cash acquired			(21,479)
Investment in Hardinge EMAG	(17)	(318)	(1,338)

Net cash (used in) investing activities	(2,354)	(4,778)	(25,988)
Financing activities
Increase (decrease) in short-term notes payable to bank	4,602	(6,704)	1,383
(Decrease) increase in long-term debt	(25,529)	9,304	17,385
Purchase of treasury stock	(370)	(1,226)	(4,338)
Dividends paid	(868)	(4,622)	(4,902)

Net cash (used in) provided by financing activities	(22,165)	(3,248)	9,528
Effect of exchange rate changes on cash	211	(162)	(27)

Net (decrease) increase in cash	(2,433)	1,868	1,584
Cash at beginning of year	4,608	2,740	1,156

Cash at end of year	$2,175	$4,608	$2,740

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

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

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

	December 31,
	2002	2001
	(in thousands)
Finished products	$30,045	$32,494
Work-in-process	30,180	30,812
Raw materials and purchased components	27,523	24,159

	$87,748	$87,465

        Changes during 2002 in the market exchange rate of the U.S. dollar against the Swiss Franc caused a $5,973,000 increase in the dollar value of inventories of the Company's two Swiss subsidiaries, Kellenberger AG and HTT AG. Accounting rules require the translation of the balance sheet of foreign subsidiaries into dollars at the exchange rate at the date of the balance sheet. Increases of $500,000 also resulted for the Company's other foreign entities, due to the strengthening of their currencies.

Property, Plant and Equipment

        Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $7,939,000, $8,451,000, and $7,691,000 for 2002, 2001 and 2000, respectively. The depreciable lives of the Company's fixed assets vary according to the projected effective life of the specific asset, and for the U.S. operations, generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment.

Account Receivable

        The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company considers trade accounts receivable to be past due when in excess of 30 days past terms, and charges off uncollectible balances when all collection efforts have been exhausted.

Goodwill and Intangibles

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        The Company adopted the provisions of Statements of Financial Accounting Standards 142 as of January 1, 2002. SFAS 142 allows up to six months from the date of adoption to complete the transitional goodwill impairment test which requires the comparison of the fair value of a reporting unit to its carrying value (using amounts measured as of the beginning of the year of adoption) to determine whether there is an indicated transitional goodwill impairment. The quantification of impairment requires the calculation of an "implied" fair value for a reporting unit's goodwill. If the implied fair value of the reporting unit's goodwill is less than its recorded goodwill, a transitional goodwill impairment charge is recognized and reported as a cumulative effect of a change in accounting principle. The Company completed the transitional impairment testing of goodwill during the second quarter of 2002 and the first subsequent annual impairment testing during the fourth quarter of 2002. In both cases, the Company determined that there was no goodwill impairment.

        The total carrying amount of goodwill as of December 31, 2002 was $16,390,000. This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG. The asset value of this goodwill increased by $2,730,000, or 20%, during 2002, with the entire change caused by the increased dollar value of the Swiss franc, the functional currency of the Company's HTT subsidiary, whose balance sheet includes this goodwill.

        The following table shows the impact of goodwill amortization on net income and earnings per share for the years 2002, 2001 and 2000, as if Statement 142 had been in effect.

	Year ended December 31,
	2002	2001	2000
	(dollars in thousands, except per share data)
Reported net income (loss)	$2,000	$(21,853)	$7,532
Add back goodwill amortization		826	144

Adjusted net income (loss)	2,000	(21,027)	7,676

Basic earnings per share:
Reported earnings (loss) per share	$.23	$(2.51)	$.86
Goodwill amortization		.09	.02

Adjusted earnings (loss) per share	$.23	$(2.42)	$.88

Diluted earnings per share:
Reported earnings (loss) per share	$.23	$(2.51)	$.86
Goodwill amortization		.09	.01

Adjusted earnings (loss) per share	$.23	$(2.42)	$.87

        The total carrying amount of intangible assets subject to amortization, as of December 31, 2002, was $849,000, which derived from patents and one non-compete agreement. The Company's intangible asset amortization expense for fiscal 2002 was $216,000. The estimated intangible amortization expense for each of the next five years is approximately $200,000, which will vary depending upon additional amortizable intangible assets.

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

Foreign Currency Translation

        In accordance with Financial Accounting Standards Board Statement No. 52, all balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement items are translated at an average exchange rate for the year. The gain or loss resulting from translating subsidiary financial statements is recorded as a separate component of the consolidated statement of shareholders' equity as other comprehensive income. Transaction gains and losses are recorded in operations.

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

        Prior to January 1, 2001 gains and losses on foreign exchange contracts designated as hedges of specific transactions were accrued as exchange rates change and were recognized in income. Gains and losses on contracts designated as hedges of net investments in foreign subsidiaries were accrued as exchange rates change and were recognized in the comprehensive income section of the consolidated statement of shareholders' equity as a foreign currency translation adjustment. Gains and losses on contracts designated as hedges of identifiable foreign currency firm commitments were deferred and included in the measurement of the related foreign currency transaction.

Research and Development Costs

        The cost of research and development, all of which has been charged to cost of goods sold, amounted to $8,757,000, $9,798,000, and $6,992,000 in 2002, 2001, and 2000, respectively.

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

Stock-Based Compensation

        The Company grants restricted shares of common stock and stock options to certain officers and other key employees. The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. The stock options issued under the 1996 and 2002 Incentive Stock Plan expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent after the third year.

        In accordance with the provisions of Statement of Financial Accounting Standard No. 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

        A summary of the stock option activity under the Incentive Stock Plan is as follows:

	2002	2001	2000
Shares at beginning of period	100,500	100,250	99,875
Shares granted	139,250	5,250	5,250
Weighted average grant price per share	$9.67	$13.51	$10.50
Market value per share at date of grant	$9.67	$13.51	$10.50
Shares canceled and forfeited	3,750	5,000	4,875
Original price per share	$17.83	$19.93	$17.87
Weighted average price per share	$17.83	$19.93	$17.87

Shares at end of period	236,000	100,500	100,250

        The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Pro Forma
	2002	2001	2000
	(dollars in thousands, except for per share data)
Reported net income (loss)	$2,000	$(21,853)	$7,532
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	48	5	36

Pro forma net income (loss)	$1,952	$(21,858)	$7,496

Earnings per share:
Basic—as reported	$.23	$(2.51)	$.86

Basic—pro forma	$.22	$(2.51)	$.86

Diluted—as reported	$.23	$(2.51)	$.86

Diluted—pro forma	$.22	$(2.51)	$.85

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3% in both 2002 and 2001; dividend yields of 0.2% in both 2002 and 2001; volatility factors of the expected market price of the Company's common stock of .363 for both 2002 and 2001; and a weighted-average expected life for the 2002 and 2001 options of 5 years.

        The Company's Incentive Stock Plan is described in more detail in Note 10.

Revenue Recognition

        The Company ships and bills directly to end-user customers for the majority of its sales. In some cases, the Company bills to a distributor who then bills to the customer. The Company does not offer any special return privileges to distributors related to inventory they may carry for their own commercial use. The Company recognizes revenue from product sales upon shipment of the product, which is when title and all risk of ownership are transferred.

Warranties

        The Company offers warranties for its products. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair cost history, and records a liability in the amount of such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

        Changes in the Company's product warranty accrual are as follows:

	2002	2001
	(dollars in thousands)
Beginning balance	$2,138	$1,804
Warranties issued	1,629	3,995
Warranties settlement costs	(1,992)	(3,637)
Other—currency translation impact	200	(24)

Year end balance	$1,975	$2,138

Contingencies

        The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on the financial position or results of operations of the Company.

Reclassifications

        Certain amounts from the prior year consolidated financial statements have been reclassified to conform with current year presentation.

2. Unusual Inventory Charge—Third Quarter of 2001

        The quarter ended September 30, 2001 included an unusual charge for the discontinuation of several under-performing product lines. This charge was part of a new business strategy to enhance the Company's focus on lines with the best potential for long-term profitability and was in response to the recession impacting the machine tool industry and market changes that required the Company to realign its U.S. based manufacturing operations in Elmira, New York. A Company wide review of all product lines was completed before the charge was recorded. A plan was implemented to discontinue marketing and sales efforts for all discontinued products. A multi-functional task force was established to segregate and make ready for disposal all excess and obsolete inventories resulting from this decision and to expedite the sale of any remaining new and used finished machines. This plan included determining a market selling price, and projected disposal loss for each identified machine. The $27,237,000 charge represented a reserve to reflect the expense of the expedited sale or scrapping of the inventory related to the under-performing product lines. The physical segregation and disposition of the inventory has taken considerable time and effort. As of December 31, 2002, all excess and obsolete inventory has been discarded and many of the machines have been sold. The remaining machines are valued at a market value that the Company feels is realizable in the current market.

3. One Time Additional Bad Debt Provision—Third Quarter of 2001

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

4. Unusual Impairment Charge—Third Quarter of 2001

        The quarter ended September 30, 2001 also included a $3,542,000 charge for the write-off of the remaining Goodwill from the 1997 acquisition of Hansvedt Industries. The Company observed a clear decline in EDM product sales since the acquisition of the Hansvedt Company in 1997. Upon review in the third quarter of 2001, it was determined that sales of these products were consuming disproportionately high levels of pre-sales and post-sales technical support and management's time and attention. Furthermore, it was decided that future growth and profitability would require substantial investment in product development. It was also determined that, given the limited future market for these products and the Company's low current market share, prospects for sufficient return on those investments would be poor. Based upon this, the Company decided to discontinue sales of Hansvedt products, and, consequently, wrote off the goodwill remaining from this acquisition. The only other asset remaining on the Company's books related to this acquisition was inventory, and the net disposition loss on that inventory is included in the inventory write offs discussed in Note 2. Sales of Hansvedt products from January through September of 2001 totaled only $1.9 million. Additional asset impairment charges included the write-down to saleable value of a facility the Company is in the process of selling, and the write-down of a corporate plane. The building is a vacated building in Elmira, NY that was being used for storage with some office space being leased by others. After attempts to market the facility, it was determined appropriate to write the building to its net realizable sales value. The plane was sold in the fourth quarter of 2001 for a net proceeds approximately equal to the revised book value. These write-downs, along with other miscellaneous charges for changes in operations, totaled $1,977,000. The result of these measures was to reduce future expenses related to underutilized assets.

5. Acquisition and Joint Venture

        On December 22, 2000, the Company acquired 100% of the outstanding stock of HTT Hauser Tripet Tschudin AG (HTT), a Biel, Switzerland based manufacturer of grinding machines. The Company paid approximately $22,053,000 for the stock of the HTT and assumed approximately $9,683,000 of debt. The acquisition was funded using the Company's revolving loan agreement. The acquisition was accounted for as a purchase effective December 31, 2000. The value of the land and building assets acquired was increased by $2,341,000 to reflect current appraised market values. Net assets acquired totaled $7,865,000 and goodwill representing the intrinsic value of the Company over its net assets totaled $14,188,000. During the first quarter of 2001, the Company refinanced the acquisition with a long term borrowing agreement for $24,000,000. On October 24, 2002 the Company replaced the above term loan with a new $23,000,0000 term loan secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in most of its Canadian and European subsidiaries. This loan agreement also provides for revised financial covenants commensurate with the Company's current business levels.

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

6. Financing Arrangements

        Long-term debt consists of:

	December 31,
	2002	2001
	(in thousands)
Note payable, under revolving loan agreement expiring August 1, 2005, with interest averaging 4.65% at December 31, 2002 (3.59% in 2001)	$5,612	$26,911
Note payable, under term loan agreement, due in quarterly installments of $887,500 with an effective interest rate of 4.49%. Note was paid off early on October 24, 2002		4,438
Note payable, under term loan agreement, due in 20 quarterly installments of $1,200,000 beginning March 20, 2003 with an effective interest rate of 4.33% at December 31, 2002	23,000	24,000
Note payable, under term loan agreement expiring September 30, 2003 with interest at 4.25%	1,000
Mortgages payable under terms of various loan agreements with interest averaging 5.05% at December 31, 2002	7,039	4,745

	36,651	60,094
Less current portion	6,125	55,620

	$30,526	$4,474

        Future minimum payments under these financing arrangements are $6,125,000, $5,198,000, $5,202,000, $5,209,000, and $4,215,000 in 2003, 2004, 2005, 2006, and 2007, respectively.

        Hardinge maintains a revolving loan agreement with a group of U.S. banks. On October 24, 2002, the Company executed a new loan agreement, which expires in August, 2005 and replaces the prior agreement which would have expired in August, 2003. The new loan agreement provides for borrowing of up to $30,000,000 secured by substantially all of the Company's domestic assets, other than real estate, and by a pledge of two-thirds of its investment in most of its Canadian and European subsidiaries. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a spread which varies depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A commitment fee of .65% is payable on the unused portion of the facility. At December 31, 2002 total borrowing under this facility was $5,612,000 at an average rate of 4.65%. Approximately $1,612,000 of the borrowing was denominated in British pounds sterling at December 31, 2002

        The prior credit facility was an unsecured credit arrangement with three banks which provided for borrowing in several currencies up to the equivalent of $50,000,000 on a revolving loan basis through August 1, 2002. This arrangement was amended in April 2002 to extend the maturity of this facility thru August 2003. Interest charged on the debt was based on London Interbank Offered Rates (LIBOR) plus a spread which varies depending on the Company's debt to EBITDA ratio. A commitment fee of 1/4 of 1% was payable on the unused portion of the facility. At December 31, 2001, total borrowings under the old facility were $26,911,000 at an average interest rate of 3.59%. Approximately $1,453,000 of the borrowing was denominated in British pounds sterling and $4,458,000 in Swiss francs at December 31, 2001.

        In May 1998, the Company entered into an interest swap arrangement with a financial institution which effectively fixed the interest rate on $15,000,000 of the Company's revolving debt at 6.01% through June 2003. On July 15, 1999, the amount of the swap was reduced to $10,000,000.

        In February 1996, the Company entered into an unsecured term loan arrangement with a syndication of banks for the purpose of financing its November 1995 acquisition of L. Kellenberger & Co. AG. The loan provided for repayment of the outstanding principal in twenty equal installments beginning May 1998. Interest was charged on the debt based on LIBOR plus a spread which varies depending on the Company's debt to EBITDA ratio. The Company paid the balance of this loan off in October 2002 with no penalties. At December 31, 2001, the balance owed on this loan was $4,438,000.

        In March 2001, the Company entered into an unsecured term loan arrangement with a bank for the purpose of financing its December 2000 acquisition of HTT Hauser Tripet Tschudin AG. The loan provided for repayment of the principal in twenty equal quarterly installments beginning March 20, 2003. Interest was charged on the debt based on LIBOR plus a spread which varies depending on the Company's debt to EBITDA ratio. At December 31, 2001 the balance owed on this loan was $24,000,000. The Company paid the balance of this loan off in October 2002 with no penalties.

        On October 24, 2002 the Company replaced the above term loan with a new $23,000,0000 term loan with substantially the same security and financial covenants as provided under the new revolving loan agreement described above. The loan provides for repayment of the principal in twenty quarterly installments beginning March 20, 2003. Interest is charged on the debt based on LIBOR plus a spread which varies depending on the Company's debt to EBITDA ratio.

        In March 2001, the Company entered into a cross-currency swap and an interest rate swap in association with the March 2001 loan. These swaps effectively convert the loan to a borrowing of 39,540,000 Swiss francs with an effective interest rate of 4.33%. The cross-currency swap has been designated as a hedge against the Company's net investment in HTT. The interest rate swap effectively converts the floating interest rate to a fixed rate. The currency swap and interest rate swap are now associated with the new October 2002 loan.

        The Company also retains one additional $1,000,000 term loan with payment in full due September 30, 2003.

        The Company has a $7,000,000 unsecured short-term line of credit with a bank with interest based on a fixed percent over the one-month LIBOR. The outstanding loans on this line at December 31, 2002 were $3,161,000. As of December 31, 2001, there were no outstanding loans on this line. The agreement is negotiated annually and requires no commitment fee.

        The Company executed a new loan agreement with a Swiss bank in the third quarter of 2002, providing for borrowing of up to 7,500,000 Swiss francs which is equivalent to approximately $5,422,000. This agreement is secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company. There has not been any borrowings on this loan. Kellenberger also maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs up to 5,000,000 which is equivalent to approximately $3,614,000. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2002 and 2001, there were no borrowings under these lines.

        The Company's HTT Hauser Tripet Tschudin subsidiary maintains overdraft facilities with commercial banks that permit borrowings in Swiss francs of 4,500,000 which is equivalent to approximately $3,253,000. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2002, total borrowings under these lines were $1,873,000 with an average interest rate of 6.66%. At December 31, 2001, total borrowings under these lines were $462,000 with an average interest rate of 6.75%. HTT is also obligated under terms of various mortgage agreements with commercial banks on its factory building. These loans are secured by the property and have unspecified maturities. At December 31, 2002 and 2001, total balances outstanding on these loans were $5,368,000 and $4,745,000, respectively, at average interest rates of 5.05% and 5.05%, respectively.

        The Company's Hardinge Machine Tools, Ltd subsidiary maintains an overdraft facility which allows for borrowing up to 250,000 in lbs. Sterling which is equivalent to approximately $400,000. Borrowing under this facility at December 31, 2002 was $250,000. Hardinge Machine Tool, Ltd. also has a mortgage agreement at a local UK bank. At December 31, 2002, total borrowing under the mortgage agreement was $1,671,000.

        Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to earnings, earnings to interest cost, and earnings to fixed charges. While the Company was in compliance with its debt covenants at December 31, 2001, it anticipated that it would violate one or more of the covenants during 2002. As a result, all debt on the Company's term loans and its revolver was classified as currently payable at December 31, 2001. The new loan agreement provides for financial covenants which the Company was in compliance with at December 31, 2002 and which the Company anticipates it will remain in compliance throughout 2003.

        Interest paid in 2002, 2001, and 2000 totaled $3,875,000, $3,590,000, and $1,684,000, respectively.

        The Company conducts some of its manufacturing, sales and service operations from leased space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next five years. Rent expense under these leases totaled $2,587,000, $2,479,000, and $2,219,000, during the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum payments under noncancelable operating leases as of December 31, 2002 total $10,830,000, with payments over the next five years of $1,933,000, $1,318,000, $975,000, $649,000, and $507,000, respectively.

        The Company has provided long-term financing for the purchase of its equipment by qualified end-user customers in North America and regards customer financing options as an important part of its marketing efforts, particularly to independent machine shops. Beginning in April of 2002, the Company has largely replaced the prior internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized most, but not all, of the remaining contract value.

        In order to reduce debt and finance current operations, the Company previously sold a substantial portion of its underlying customer notes receivable to various financial institutions. In 2002, largely because of the program replacement described previously, there were no sales of customer notes. In 2001, the Company sold $14,120,000 of customer notes. The remaining outstanding balances of all notes sold as of December 31, 2002 was $32,288,000. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There are no repurchase or remarketing agreements with these third parties. Long-term customer notes receivable held by the Company totaled $8,392,000 and $10,394,000 at December 31, 2002 and December 31, 2001, respectively.

7. Income Taxes

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As required under Statement of Financial Accounting Standard No. 109, the Company has reviewed all available positive and negative evidence including the Company's current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlog, etc. in forming a conclusion that it is more likely than not that all or a portion of a deferred tax asset will be realized or whether a valuation allowance needs to be established. As of December 31, 2002, the Company has recorded a U.S. net deferred tax asset of approximately $13,424,000.

The Company has relied on expected future U.S. taxable income as a basis for recognizing the net deferred tax asset. Given the Company's history of U.S. earnings during past cycles and the expected market cycle upturn, which is based on independent analyses of the U.S. machine tool market as well as the Company's forecasts, the Company believes that it will generate the $35,300,000 of U.S. taxable income needed to realize the value of this net deferred tax asset. At December 31, 2002 and 2001, the Company had state investment tax credits expiring at various dates through the year 2012. The net change in the valuation allowance was caused by the expiration of foreign tax credits and an additional valuation for state investment tax credits for which no benefit was recognized in the financial statements.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2002	2001
	(in thousands)
Deferred tax assets:
Federal and state tax credit carryforwards	$4,518	$4,570
Postretirement benefits	2,230	2,213
Deferred employee benefits	1,666	2,022
Accrued pension	5,707	2,496
Inventory valuation	1,958	6,824
Other	7,697	5,583

	23,776	23,708
Less valuation allowance	4,518	4,570

Total deferred tax assets	19,258	19,138

Deferred tax liabilities:
Tax over book depreciation	6,782	6,406
Margin on installment sales	256	254
Other	4,507	3,694

Total deferred tax liabilities	11,545	10,354

Net deferred tax assets	$7,713	$8,784

        Pre-tax (loss) income was $(6,417,000), $(41,977,000), and $6,111,000 from domestic operations and $8,098,000, $10,203,000, and $5,404,000 from foreign operations for 2002, 2001, and 2000, respectively.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Current:
Federal	$(7,694)	$(4,954)	$2,912
Foreign	944	2,183	1,379
State	—	88	565

Total current	(6,750)	(2,683)	4,856

Deferred:
Federal	5,661	(6,890)	(1,028)
Foreign	442	925	(59)
State	(221)	(1,597)	(138)

Total deferred	5,882	(7,562)	(1,225)

	$(868)	$(10,245)	$3,631

        Income tax (refunds) payments totaled $(3,605,000), $2,399,000, and $5,728,000 in 2002, 2001 and 2000, respectively.

        The following is a reconciliation of income tax expense (benefit) computed at the United States statutory rate to amounts shown in the consolidated statements of income.

	2002	2001	2000
Federal income taxes (benefit)	35.0%	(35.0%)	35.0%
State income taxes (benefit)	(9.9)	(3.1)	2.4
Other	4.6	4.4	(1.9)
Write-off of nondeductible goodwill impaired		3.0
Taxes on foreign income which differ from the U.S. statutory rate	(81.3)	(1.5)	(4.0)

	(51.6%)	(32.2%)	31.5%

        Undistributed earnings of the foreign subsidiaries, which amounted to approximately $42,628,000 at December 31, 2002, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

8. Industry Segment and Foreign Operations

        The Company operates in one business segment—industrial machine tools. Domestic and foreign operations consist of:

	Year ended December 31,
	2002			2001			2000
	North America	Europe	Asia	North America	Europe	Asia	North America	Europe	Asia
	(in thousands)
Sales
Domestic	$69,551	$67,932	$6,118	$98,686	$77,478	$2,355	$139,810	$42,476	$773
Export	22,611	16,027	7,771	31,575	18,780	11,348	23,258	9,681	15,438

	92,162	83,959	13,889	130,261	96,258	13,703	163,068	52,157	16,211
Less interarea eliminations	10,082	5,512	5,402	13,028	8,302	9,370	16,648	9,528	15,781

Total Net Sales	$82,080	$78,447	$8,487	$117,233	$87,956	$4,333	$146,420	$42,629	$430

Operating (Loss) Income	$(3,894)	$6,798	$2,259	$(39,757)	$9,833	$1,297	$7,713	$4,874	$82

Net (Loss) Income	$(4,325)	$5,112	$1,213	$(28,674)	$6,900	$(79)	$4,453	$3,127	$(48)

Identifiable Assets	$140,714	$107,241	$8,330	$164,499	$87,671	$5,702	$192,024	$88,165	$2,927

        Sales attributable to European Operations and Asian Operations are based on those sales generated by subsidiaries located in Europe and Asia.

        Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales. Operating income excludes interest income and interest expense directly attributable to the related operations.

        No single customer accounted for more than 5% of consolidated sales in any of the three years presented.

        Export sales from Hardinge's North American operations include the following:

	Year ended December 31,
	2002	2001	2000
Sales to:	North American Operations	North American Operations	North American Operations
	(in thousands)
European customers	$3,181	$3,706	$4,581
Asian customers	13,573	18,659	8,754
Sales to affiliated companies	5,584	7,422	8,606
Sales to customers in the remainder of the world	273	1,788	1,317

	$22,611	$31,575	$23,258

        The foreign countries which represented the highest percentages of the Company's 2002 worldwide sales, and the corresponding 2001 and 2000 percentages were:

	2002	2001	2000
Germany	13.7%	9.7%	7.4%
China	11.8%	10.1%	4.8%
England	5.3%	6.5%	9.6%

9. Shareholders' Equity

Treasury Shares

        The number of shares of common stock in treasury was 1,146,084, 1,118,909, and 1,051,846, at December 31, 2002, 2001, and 2000, respectively. During 2002, the Company purchased 45,705 shares and distributed 18,530 shares pursuant to the long-term incentive plan. During 2001, the Company purchased 105,693 shares, distributed 90,030 shares and had 51,400 shares forfeited pursuant to the long-term incentive plan. In 2000, the Company purchased 390,232 shares, distributed 33,320 shares, and had 8,875 shares forfeited pursuant to the plan.

Company Stock Repurchase Program

        On April 9, 1999, Hardinge announced a stock repurchase program. The Board of Directors authorized the repurchase of up to 1.0 million shares of the Company's stock, or approximately 10% of the total shares outstanding. The Company purchased 900,351 shares under the program through July 25, 2000. On July 26, 2000, Hardinge announced that its Board of Directors expanded the Company's stock buyback program by authorizing a plan to repurchase up to an additional 1.0 million shares of stock. No shares have been purchased under the 2000 plan. Both plans have terminated.

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

Reconciliation of Weighted Average Number of Shares Outstanding

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Financial Accounting Standards Board Statement No. 128:

	Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net income (loss)	$2,000	$(21,853)	$7,532
Numerator for basic earnings per share	2,000	(21,853)	7,532
Numerator for diluted earnings per share	2,000	(21,853)	7,532
Denominator for basic earnings per share—weighted average shares	8,687	8,695	8,755
Effect of diluted securities:
Restricted stock and stock options	—	—	39

Denominator for diluted earnings per share—adjusted weighted average shares	8,687	8,695	8,794

Basic earnings (loss) per share	$.23	$(2.51)	$.86

Diluted earnings (loss) per share	$.23	$(2.51)	$.86

10. Employee Benefits

Pension and Postretirement Plans

        The Company accounts for the pension plan and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106. The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132.

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

        A summary of the components of net periodic pension cost and postretirement benefit costs is presented below.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2002	2001	2000	2002	2001	2000
	(in thousands)			(in thousands)
Service cost	$2,031	$1,963	$2,424	$88	$93	$130
Interest cost	5,108	4,864	4,724	382	381	447
Expected return on plan assets	(6,710)	(6,507)	(6,095)	—	—	—
Amortization of prior service cost	345	307	264	(24)	(24)	(24)
Amortization of transition (asset) obligation	(174)	(174)	(174)	—	—	—
Amortization of (gain) loss	(232)	(433)	(22)	—	—	11

Net periodic benefit cost	$368	$20	$1,121	$446	$450	$564

        A summary of the Pension and Postretirement Plans' funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$69,741	$63,660	$5,458	$5,282
Service cost	2,031	1,963	88	93
Interest cost	5,108	4,864	382	381
Plan participants' contributions	—	—	597	486
Amendments	101	1,137	—	—
Actuarial loss (gain)	4,896	1,690	59	104
Benefits paid	(4,096)	(3,573)	(1,000)	(888)

Benefit obligation at end of period	77,781	69,741	5,584	5,458

Change in plan assets:
Fair value of plan assets at beginning of period	63,194	69,798	—	—
Actual return (loss) on plan assets	(4,170)	(3,031)	—	—
Employer contribution	—	—	403	402
Plan participants' contributions	—	—	597	486
Benefits paid	(4,096)	(3,573)	(1,000)	(888)

Fair value of plan assets at end period	54,928	63,194	—	—

Reconciliation of funded status:
Funded status	(22,853)	(6,547)	(5,584)	(5,458)
Unrecognized net actuarial loss (gain)	14,787	(1,220)	(62)	(121)
Unrecognized transition (asset) obligation	(1,045)	(1,220)	—	—
Unrecognized prior service cost	2,630	2,874	(192)	(216)

(Accrued) prepaid benefit cost	$(6,481)	$(6,113)	$(5,838)	$(5,795)

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2002	2001	2002	2001
	(in thousands)		(in thousands)
Amounts recognized in the Company's balance sheet consist of:
Accrued pension (liability)	$(17,356)	$(6,113)	—	—
Intangible asset	2,630	—	—	—
Accumulated other comprehensive (income)	8,245	—	—	—

Net amount recognized	$(6,481)	$(6,113)	—	—

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
Weighted average assumptions at January 1,
Discount rate	7.50%	7.75%	7.25%	7.25%
Expected return on plan assets	9.50%	9.50%	N/A	N/A
Rate of compensation increase	4.50%	4.50%	N/A	N/A
Weighted average assumptions as of December 31,
Discount rate	6.75%	7.50%	7.25%	7.25%
Rate of compensation increase	4.50%	4.50%	N/A	N/A

        The discount rate changed from 7.50% as of December 31, 2001 to 6.75% as of December 31, 2002 which resulted in an additional liability of $6,845,000. The above rates are suggested by our actuaries and are considered to be in the normal range for similar plans. The expected return rate on plan assets to be used for 2003 U.S. valuation will be reduced to 8.50%. An amendment to the Pension Plan during 2002 increased the projected benefit obligation by $100,000.

        Future changes in the actuarial assumptions could result in future increases or decreases in pension liabilities.

        Financial Accounting Standards Board Statement No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity called accumulated other comprehensive income. An additional minimum liability adjustment of $8,245,000 ($5,112,000 net of tax) was recorded in 2002. No such adjustment was required for the prior year.

        Pension plan assets include 383,886 shares of the Company's common stock valued at approximately $3,167,000 and $3,666,000 at December 31, 2002 and 2001, respectively. Dividends paid on those shares were $38,000 and $203,000 in 2002 and 2001 respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, other common stocks and an insurance contract.

        The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 7.25% at December 31, 2001 and 6.75% at December 31, 2002. The decrease in the discount rate increased the end-of-year accumulated postretirement benefit obligation by $299,000.

        As of December 31, 2001, Hardinge Inc. reached the caps set in 1993 for all participants who receive subsidized coverage. Therefore the rate of healthcare cost increases would not have affected the service cost and interest cost for 2002 and does not affect the accumulated postretirement benefit obligation as of December 31, 2002.

        The assumed rate of participation for future medical plan retirees was changed from 100% participation at December 31, 2001 to 90% participation at December 31, 2002. This change decreased the end-of-year accumulated postretirement benefit obligation by $259,000.

Group Health Plans

        The Company has contributory group benefit plans which provide medical benefits to all of its domestic employees.

Savings Plan

        The Company maintains a 401(k) plan which covers all eligible domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. Prior to July 2002, the Company contributed to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match is in Hardinge Inc. common stock. The Company contributed $114,000, $293,000, and $342,000 in 2002, 2001 and 2000 respectively, for this match. The Company suspended the match in July 2002 due to poor business conditions and the difficult economic climate. Management has the ability to reinstate the match at any future date. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

Long-Term Incentive Plans

        In 2002, the Board of Directors established an Incentive Stock Plan to assist in attracting and retaining key employees. The Plan allows the Board to grant restricted stock, performance share awards, stock options and stock appreciation rights up to an aggregate of 450,000 shares of common stock to these employees. Additionally, in 1988, 1993 and 1996, similar plans were established by the Company; no further shares can be awarded under these plans.

        Certain officers were awarded a total of 5,000, 76,000 and 23,000 restricted shares of common stock during 2002, 2001 and 2000, respectively. In 2002, restrictions on 104,500 shares from the Incentive Stock Plans were released. During 2001, restrictions on 155,871 shares from the Incentive Stock Plans were released and 51,400 shares were forfeited. Restrictions on 72,521 shares were released and 8,875 shares were forfeited in 2000.

        As of December 31, 2002, a total of 213,925 restricted shares of common stock were outstanding under the plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer, and unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

        Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $47,000, $1,001,000, and $316,000 in 2002, 2001, and 2000, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 2002, 2001, and 2000, totaled $1,434,000, $1,959,000, and $2,651,000, respectively, and is included in deferred employee benefits as a reduction of shareholders' equity.

        Stock options for 139,250, 5,250, and 5,250, shares were issued in 2002, 2001 and 2000, respectively under the 2002 and 1996 Plans. As of December 31, 2002, a total of 236,000 options remained outstanding under the plans. The options expire ten years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100% after the third year. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation. Application of the fair value method would reduce 2002 net income by $48,000. Application of the fair value in 2001 and 2000 would have reduced net income by $5,000 and $36,000, respectively.

Foreign Operations

        The Company also has employees in certain foreign countries that are covered by defined contribution and benefit pension plans and other employee benefit plans. Related obligations and costs charged to operations are not material.

11. Other Comprehensive Income

        The components of other comprehensive income consisted of the following:

	Accumulated balances at December 31,
	2002	2001
	(in thousands)
Other Comprehensive (Loss) Income:
Pension liability (net of tax of $3,133)	$(5,112)	$—
Foreign currency translation adjustments	2,230	(10,187)
Cumulative effect of accounting change, net of tax	25	25
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $782)	(1,420)	(979)
Net investment hedges (net of tax of $241)	(285)	3,342

Other Comprehensive (Loss)	$(4,562)	$(7,799)

        Financial Accounting Standards Board Statement No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity as accumulated other comprehensive income. At December 31, 2002, an additional minimum liability adjustment of $8,245,000 ($5,112,000 net of tax of $3,133,000) was required. No such adjustment was required for the prior year.

For the year 2002, other comprehensive income included $12,428,000 due to the reduced value of the U.S. dollar relative to the Swiss franc, EC euro and U.K. pound sterling. These currency rate changes raised the net dollar value of the assets and liabilities of the Company's two Swiss subsidiaries by $11,543,000 during 2002 and had lesser similar effects on the Company's subsidiaries in England and Germany.

        These foreign currency translation benefits are partially offset by ($3,627,000) of reduced value in 2002 in foreign currency swap contracts which have the effect of partially offsetting the Company's exposure to changes in the Swiss franc on financing of the Swiss acquisitions. The combined fair market value of those currency swap contracts at December 31, 2002 was ($285,000) net of tax of $241,000. Other comprehensive income in 2002 also included a loss of $441,000 due to the interest rate swaps. The combined fair market value of the interest rate swap contracts at December 31, 2002 was ($1,420,000) net of tax of $782,000.

12. Financial Instruments

        At December 31, 2002 and 2001, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreement and of mortgages classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are repriced on a short-term basis.

        In May 1998, the Company entered into a five year interest rate swap arrangement with a financial institution (See Note 6). At December 31, 2002 and 2001, the fair market values of this instrument were liabilities of $233,000 and $478,000, respectively.

        Related to the term loan dated February 1996, the Company entered into a seven-year cross-currency interest rate swap agreement. In December 2000 this agreement was terminated and re-written as two separate agreements, a currency swap, and a separate interest rate swap. At December 31, 2002 and 2001, the fair market values of the currency swap were assets of $109,000 and $1,187,000, respectively. At December 31, 2002 and 2001, the fair market values of the interest rate swap were liabilities of $6,000 and $43,000, respectively. The fair market values of these instruments are based on current settlement value as determined by a financial institution.

        The carrying amount of the term loan dated October 2002 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into seven-year cross-currency and interest rate swap agreements (see Note 6). At December 31, 2002 the fair market values of the currency swap and interest rate swap were liabilities of $4,368,000 and $2,203,000, respectively. At December 31, 2001 the fair market value of the currency swap was an asset of $902,000 and the fair market value of the interest rate swap was a liability of $1,028,000.

        The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 2002 and 2001, the carrying value of these notes approximated the fair value.

        The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Gains or losses from these contracts have not been material. At December 31, 2002 and 2001, the Company had notional principal amounts of approximately $1,933,000 and $2,511,000 in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

Concentration of Credit Risk

        The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company, in the past offered financing terms of up to seven years for its customers in the United States and Canada and filed a lien against the equipment purchased under those terms. A description of that financing is included in Note 6 above. No collateral is required for sales made on open account terms with payment due within thirty days. As of December 31, 2002 and 2001, 1% and 1%, respectively, of the accounts receivable were from the three major U.S. automobile manufacturers. In addition, at December 31, 2002 and 2001, receivables from the Company's distributor in France totaled 4% and 5%, respectively, of the consolidated accounts receivable. The Company holds a security interest in any of its equipment held by this distributor for inventory or demonstration purposes.

13. New Accounting Standards

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

        As discussed in Note 1 to the Financial Statements, the Company adopted the provisions of SFAS 142 as of January 1, 2002. The Company completed the transitional impairment testing of goodwill during the second quarter of 2002 and the first subsequent annual impairment testing during the fourth quarter of 2002. In both cases, the Company determined that there was no goodwill impairment. The total carrying amount of goodwill as of December 31, 2002 is $16,390,000. This entire amount results from the December, 2000 acquisition of HTT Hauser Tripet Tschudin AG. The asset value of this goodwill increased by $2,730,000, or 20%, during 2002, with the entire change caused by the increased dollar value of the Swiss franc, the functional currency of the Company's HTT subsidiary, whose balance sheet includes this goodwill.

        Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The early adoption of this statement did not have an effect on the Company.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Although retaining many of the provisions of SFAS No. 121, SFAS No. 144 establishes a uniform accounting model for long-lived assets to be disposed. The Company's adoption of this statement in the first quarter of 2002 did not have an impact on the Company's financial results.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 is not expected to have a significant impact on the Company's financial results.

        In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company's adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

        In November, 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value, which is different from prior Generally Accepted Accounting Principles (GAAP). The Interpretation also requires a guarantor to make new disclosures. The Company adopted this Interpretation with the Form 10-K issued for the period ended December 31, 2002 and has provided the stipulated additional disclosures.

14. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2002 and 2001 is as follows:

	Quarter
	First	Second	Third (2)	Fourth (1)
	(in thousands, except per share data)
2002
Net sales	$43,753	$44,062	$39,268	$41,931
Gross profit	12,583	13,719	11,308	14,001
Income (loss) from operations	855	1,644	(346)	3,010
Net income (loss)	89	142	(216)	1,985
Basic earnings per share:
Weighted average shares outstanding	8,660	8,693	8,703	8,702
Earnings (loss) per share	.01	.02	(.02)	.23
Diluted earnings per share:
Weighted average shares outstanding	8,667	8,700	8,719	8,721
Earnings (loss) per share	.01	.02	(.02)	.23
2001
Net sales	$58,433	$55,872	$47,703	$47,514
Gross profit (loss)	19,212	17,021	(13,761)	14,305
Income (loss) from operations	3,899	3,239	(37,588)	1,823
Net income (loss)	2,193	1,782	(26,390)	562
Basic earnings per share:
Weighted average shares outstanding	8,705	8,716	8,682	8,695
Earnings (loss) per share	.25	.20	(3.04)	.06
Diluted earnings per share:
Weighted average shares outstanding	8,711	8,724	8,690	8,695
Earnings (loss) per share	.25	.20	(3.04)	.06

        Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 2002 and 2001 do not equal the annual earnings per share for the year.

(1)
Fourth quarter 2002 results include favorable year end adjustments, primarily to depreciation and foreign sales commissions that improved net income by $0.9 million.

(2)
Third quarter 2001 results included: an unusual charge of $27,237 for inventory write-downs for under-performing product lines; a one time additional provision for doubtful accounts of $5,200 and impairment charges of $5,519.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT

        Certain information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 26, 2003. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
J. Patrick Ervin	45	1996	Chairman of the Board, Chief Executive Officer and President since January, 2003; President and Chief Executive Officer May 2001—December 2002; President and Chief Operating Officer, April 2000—April 2001: Executive Vice President—Operations, August 1998—March 2000; Senior Vice President of Operations, Mfg., Eng. and Marketing, April 1998—July 1998; Vice President—Sales & Marketing 1996—March 1998; General Manager, Machine Tool Operations in 1996; Director, Sales & Marketing 1992-1996; Director of Materials & Purchasing 1990-1992; Superintendent, Machine Operations 1989-1990, Various other Company positions 1978-1989.
Richard L. Simons	47	1996	Executive Vice President, Chief Financial Officer and Assistant Secretary since April 2000 and also Treasurer since September 2002; Senior Vice President, Chief Financial Officer and Assistant Secretary, in 1999; Vice President—Finance 1996-1998; Controller 1987-1996; Assistant Treasurer 1985-1987; Manager Financial Accounting 1983-1984.
Douglas C. Tifft	48	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998-1999; Vice President—Employee Relations since 1988. Various other Company positions 1978-1988.
Joseph T. Colvin	59	1996	Vice President, General Manager—Workholding Operations since March 2001; Vice President—Manufacturing October 1996—March 2001; Manufacturing Director, Machine Operations 1994-1996; Formerly Vice President Operations, General Manager, Inertial Guidance Test Equipment and Original Equipment Manufacturing, Contraves, Inc., 1994; President and CEO, Modern Manufacturing, 1993; President, Inland Motor Division, Kollmorgen Corp., 1987-1992.

Clive M. Danby	44	2001	Vice President—Engineering since March 2001; Formerly Director of Engineering, Ingersoll Milling Machine Co., 1998—March 2001; Project Manager, Sunstrand Aerospace, 1986—1998.
Richard B. Hendrick	48	2001	Vice President/Controller since May 2001; Corporate Controller July 2000—April 2001; Formerly, Controller, MMI Products, Inc., 1993—2000; Various financial management positions, Baker Hughes, Inc., 1981—1993.
Douglas G. Rich	46	2001	Vice President, General Manager—U.S. Machine Operations since November 2001; Director of Manufacturing, Machine Tool Division, March—October 2001; Formerly, Plant Manager, Ingersoll-Rand Company, 1992—March 2001; Plant Superintendent, Watts Fluid Air, Compressed Air Equipment, 1984—1992.

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 26, 2003.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Registrant's proxy statement filed with the Commission on March 26, 2003.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference from the Registrants's proxy statement filed with the Commission on March 26, 2003.

ITEM 14.—CONTROLS AND PROCEDURES

        The Chief Executive Officer and the Chief Financial Officer of Hardinge have, within the 90 days prior to the date of this report, evaluated the disclosure controls and procedures of the Company and have found those controls to be effective.

        There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to their review.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
(1) The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

(2)
The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

(a) Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits filed as part of this Report: See (c) below.

(b)
Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report:

        Current Report on 8-K, regarding an October 3, 2002 press release announcing a further reduction in the North American workforce.

        Current Report on 8-K, regarding an October 25, 2002 press release announcing third quarter results and the completion of a new $53 million credit facility.

        Current Report on 8-K, regarding a November 25, 2002 press release announcing the effectiveness of an agreement to assume responsibility in North America for the manufacture and distribution of Bridgeport knee mills, and parts and support services functions for both knee mills and vertical machining centers previously produced by the Connecticut operations of Bridgeport Machines, Inc.

        Current Report on 8-K, regarding a November 20, 2002 press release announcing that the Board of Directors elected J. Patrick Ervin as Chairman of the Board effective January 1, 2003. The Board also announced a dividend declaration.

(c)
Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:

Item		Description
4.1	—
Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
4.2	—	By-Laws of Hardinge Inc. as amended November 19, 1996, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.
4.3	—	Amendment to the By-Laws of Hardinge Inc. dated February 22, 2000 incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2000.
4.4	—	Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant's Form 10, effective June 29, 1987.
4.5	—	Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
4.6	—	Form of Rights Agreement, dated as of May 16, 1995, between Hardinge Inc. and American Stock Transfer and Trust Company, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 23, 1995.
4.7	—	Amended Form of Rights Agreement, dated as of August 25,1997 between Hardinge Inc. and Fifth Third Bank, incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 1997.

10.1	—	Multi-currency Credit Agreement and Term Loan Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association as Documentation Agent per the agreement and related documents thereto, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2002.
10.2	—	Amendment Number One dated December 31, 2002 to the Multi-currency Credit Agreement dated October 24, 2002 among Hardinge Inc., the Banks signatory thereto and JP Morgan Chase Bank as Sole Administrative Agent and KeyBank National Association as Documentation Agent.
10.3	—	Amendment Number One dated December 31, 2002 to the Term Loan Agreement dated October 24, 2002 among Hardinge Inc., the Banks signatory thereto and JP Morgan Chase Bank as Sole Administrative Agent and KeyBank National Association.
10.4	—	$8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated February 8, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.
10.5	—	Swap Transaction Agreement effective June 1, 1998 between Hardinge Inc. and The Chase Manhattan Bank incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1998.
10.6	—	Credit Agreement dated as of August 1, 1997 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1997.
10.7	—	Amendment Number One dated December 11, 2000 to the Credit Agreement dated as of August 1, 1997 among Hardinge Inc. and the Bank's signatory thereto and the Chase Manhattan Bank as Agent incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 2000.
10.8	—	Amendment Number Two dated February 5, 2001 to the Credit Agreement dated as of August 1, 1997 and amended December 11, 2000 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.
10.9	—	Amendment Number Three dated September 20, 2001 to Credit Agreement dated as of August 1, 1997, and amended December 11, 2000 and February 5, 2001 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2001.
10.10	—	Credit Agreement dated as of February 28, 1996 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1996.
10.11	—	Amendment Number One dated August 1, 1997 to Credit Agreement dated as of February 28, 1996 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 1997.
10.12	—	Amendment Number Two dated December 11, 2000 to the Credit Agreement dated as of February 28, 1996 and amended August 1, 1997 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 2000.

10.13	—	Amendment Number Three dated February 5, 2001 to the Credit Agreement dated as of February 28, 1996 and amended August 1, 1997 and December 11, 2000 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.
10.14	—	Amendment Number Four dated September 20, 2001 to Credit Agreement dated as of February 28, 1996 and amended August 1, 1997, December 11, 2000 and February 5, 2001 among Hardinge Inc. and the Banks signatory thereto and The Chase Manhattan Bank as Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2001.
10.15	—	Term Loan Agreement and Term Loan Promissory Note dated as of March 20, 2001 among Hardinge Inc. and KeyBank National Association incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.
10.16	—	Amendment Number One dated October 1, 2001 to the Term Loan Agreement dated March 20, 2001 among Hardinge Inc. and KeyBank National Association incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2001.
10.17	—	Alliance Agreement entered into as of October 29, 2002, by and among Hardinge Inc., BPT IP, LLC and Bridgeport Machines Limited, incorporated by reference from the Registrant's Form 8K filed November 25, 2002.
10.18	—	Stock Purchase Agreement dated as of November 15, 1995 between Hardinge Inc. and L. Kellenberger & Co. AG, incorporated by reference from the Registrant's Form 8-K, as amended, dated November 29, 1995.
10.19	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.20	—	The 2002 Hardinge Inc. Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2002 and the Registrant's Registration Statement on Form S-8 (No. 333-103985).
*10.21	—	The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1996.
*10.22	—	Hardinge Inc. 1993 Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.23	—	Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.24	—	Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.25	—	Employment Agreement with Richard L. Simons effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.26	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.27	—	Employment Agreement with Richard B. Hendrick effective February 1, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.
*10.28	—	Employment Agreement with Clive M. Danby effective April 1, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.

*10.29	—	Employment Agreement with Douglas Rich effective April 1, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2001.
*10.30	—	Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.31	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Auditors.
99.1	—	Certification of Principal Executive Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002.
99.2	—	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley act of 2002.

*
Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a).—Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beg. of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
	(dollars in thousands)
Year ended December 31, 2002:
Allowance for Bad Debts	$6,414	$1,548	$59	(1)	$1,917	(2)	$6,104
Reserve for Obsolete Inventory	14,171	506	88	(1)	12,996	(3)	1,769

Total	$20,585	$2,054	$147		$14,913		$7,873

Year ended December 31, 2001:
Allowance for Bad Debts	$963	$6,676	$(7	)(1)	$1,218	(2)	$6,414
Reserve for Obsolete Inventory	2,700	27,754	(11	)(1)	16,272	(3)	14,171

Total	$3,663	$34,430	$(18)		$17,490		$20,585

Year ended December 31, 2000:
Allowance for Bad Debts	$562	$1,243	$(5	)(1)	$837	(2)	$963
Reserve for Obsolete Inventory	2,258	1,092	(8	)(1)	642	(3)	2,700

Total	$2,820	$2,335	$(13)		$1,479		$3,663

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

HARDINGE INC. (Registrant)
March 24, 2003	/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman of the Board, President, and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 24, 2003	/s/ RICHARD L. SIMONS Richard L. Simons Executive Vice President/Chief Financial Officer and Assistant Secretary and Director (Principal Financial Officer)
March 24, 2003	/s/ RICHARD B. HENDRICK Richard B. Hendrick Vice President/Controller (Principal Accounting Officer)
March 24, 2003	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 24, 2003	/s/ RICHARD J. COLE Richard J. Cole Director

March 24, 2003	/s/ JAMES L. FLYNN James L. Flynn Director
March 24, 2003	/s/ E. MARTIN GIBSON E. Martin Gibson Director
March 24, 2003	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 24, 2003	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 24, 2003	/s/ ALBERT W. MOORE Albert W. Moore Director

CERTIFICATIONS

        I, J. Patrick Ervin, certify that:

1.
I have reviewed this annual report on Form 10K of Hardinge Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman, President and Chief Executive Officer

CERTIFICATIONS

        I, Richard L. Simons, certify that:

1.
I have reviewed this annual report on Form 10K of Hardinge Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ RICHARD L. SIMONS Richard L. Simons Executive Vice President Chief Financial Officer

QuickLinks

PART I
  ITEM 1.—BUSINESS
  ITEM 2.—PROPERTIES
  ITEM 3.—LEGAL PROCEEDINGS
  ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6.—SELECTED FINANCIAL DATA
  ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HARDINGE INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS December 31, 2002
Report of Independent Auditors
HARDINGE INC. AND SUBSIDIARIES Consolidated Balance Sheets (In Thousands)
HARDINGE INC. AND SUBSIDIARIES Consolidated Balance Sheets (In Thousands)
HARDINGE INC. AND SUBSIDIARIES Consolidated Statements of Operations (In Thousands Except Per Share Data)
HARDINGE INC. AND SUBSIDIARIES Consolidated Statements of Shareholders' Equity (Dollars in thousands)
HARDINGE INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In Thousands)
HARDINGE INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002
  ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT
  ITEM 11.—EXECUTIVE COMPENSATION
  ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14.—CONTROLS AND PROCEDURES
PART IV
  ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
HARDINGE INC. AND SUBSIDIARIES
  ITEM 15(a).—Schedule II—Valuation and Qualifying Accounts
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS