Form 10-Q
period 2003-03-31
HARDINGE INC
filed 2003-05-15
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

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

(607) 734-2281

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Exchange Act Rule 12b-2).  Yes  ☒  No☐

As of  March 31, 2003 there were 8,850,908 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I, ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	March 31, 2003	Dec. 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$1,556	$2,175
Accounts receivable, net	38,441	38,519
Notes receivable, net	6,937	6,333
Inventories	87,802	87,748
Deferred income taxes	4,243	4,243
Income tax receivables		5,795
Prepaid expenses	3,302	3,362
Total current assets	142,281	148,175

Property, plant and equipment:
Property, plant and equipment	157,943	156,815
Less accumulated depreciation	89,890	87,908
	68,053	68,907

Other assets:
Notes receivable	7,742	8,392
Deferred income taxes	9,693	9,268
Intangible pension asset	2,630	2,630
Goodwill	16,747	16,390
Other	2,487	2,523
	39,299	39,203

Total assets	$249,633	$256,285

See accompanying notes.

Consolidated Balance Sheets—Continued

(In Thousands)

	March 31, 2003	Dec. 31, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,320	$14,417
Notes payable to bank	616	5,351
Accrued expenses	14,275	13,995
Accrued income taxes	1,856	1,150
Deferred income taxes	4,136	3,273
Current portion long-term debt	6,200	6,125
Total current liabilities	39,403	44,311

Other liabilities:
Long-term debt	26,226	30,526
Accrued pension plan expense	17,748	17,356
Deferred income taxes	2,589	2,525
Accrued postretirement benefits	5,822	5,838
Derivative financial instruments	5,763	5,257
Other liabilities	2,346	2,255
	60,494	63,757

Equity of minority interest	2,524	2,431

Shareholders’ equity:
Preferred stock, Series A, par value $.01: Authorized - 2,000,000; issued - none
Common stock, $.01 par value: Authorized shares - 20,000,000 Issued shares - 9,919,992 at March 31, 2003 and December 31, 2002	99	99
Additional paid-in capital	60,657	61,139
Retained earnings	105,515	105,612
Treasury shares	(13,968)	(15,068)
Accumulated other comprehensive loss	(3,181)	(4,562)
Deferred employee benefits	(1,910)	(1,434)
Total shareholders’ equity	147,212	145,786

Total liabilities and shareholders’ equity	$249,633	$256,285

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Net Sales	$40,902	$43,753
Cost of sales	28,105	31,170
Gross profit	12,797	12,583

Selling, general and administrative expenses	12,124	11,728
Income from operations	673	855

Interest expense	811	880
Interest (income)	(108)	(118)
(Loss) income before income taxes and minority interest in consolidated subsidiary and investment of equity company	(30)	93
Income taxes (benefits)	(6)	(140)
Minority interest in (profit) of consolidated subsidiary	(93)	(140)
Profit (loss) in investment of equity company	20	(4)
Net (loss) income	(97)	89

Retained earnings at beginning of period	105,612	104,480
Less dividends declared		521
Retained earnings at end of period	$105,515	$104,048

Per share data:
Basic (loss) earnings per share	($.01)	$.01
Weighted average number of common shares outstanding	8,692	8,660

Diluted (loss) earnings per share	($.01)	$.01
Weighted average number of common shares outstanding	8,700	8,667

Cash Dividends Declared	$.00	$.06

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$8,779	$9,727

Investing activities:
Capital expenditures	(449)	(391)
Net cash (used in) investing activities	(449)	(391)

Financing activities:
(Decrease) in short-term notes payable to bank	(4,771)	(228)
(Decrease) in long-term debt	(4,289)	(9,238)
(Purchase) of treasury stock		(99)
Dividends paid		(521)
Funds provided by minority interest	93	140
Net cash (used in) financing activities	(8,967)	(9,946)

Effect of exchange rate changes on cash	18	(32)

Net (decrease) in cash	$(619)	$(642)

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2003

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2002.  The Company operates in only one business segment — industrial machine tools.

Certain amounts in the March 31, 2002 consolidated financial statements have been reclassified to conform with the March 31, 2003 presentation.

NOTE B—STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 148, which is effective for years ended after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company’s adoption of SFAS No. 148 in 2002 enhanced stock-based employee compensation disclosures and had no effect on the method of accounting followed by the Company.

The Company grants restricted shares of common stock and stock options to certain officers and other key employees.  The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  The stock options issued under the 1996 and 2002 Incentive Stock Plan expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent exercisable after the third year.

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

A summary of the stock option activity under the Incentive Stock Plan is as follows:

Three months ended March 31,

	2003	2002
Shares at beginning of period	236,000	100,500
Shares granted	—	—
Shares canceled and forfeited	—	—
Shares at end of period	236,000	100,500

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

Three months ended March 31,

	2003	2002
Reported net (loss) income	$(97)	$89
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	29	12
Pro forma net (loss) income	$(126)	$77
Earnings per share:
Basic and Diluted – as reported	$(.01)	$.01
Basic and Diluted – pro forma	$(.01)	$.01

NOTE C—WARRANTIES

The Company offers warranties for its products.  The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product.  The Company generally provides a basic limited warranty, including parts and labor for a period of one year for most of its machine products.  The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair cost history, and records a liability in the amount of such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

A reconciliation of the changes in the Company’s product warranty liability during the three month period ended March 31, 2003 was as follows:   (dollars in thousands)

Balance at December 31, 2002	$1,975
Warranties issued	650
Warranties settlement costs	(950)
Other – currency translation impact	24
Balance at March 31, 2003	$1,699

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	March 31, 2003	December 31, 2002

Finished products	$32,088	$30,045
Work-in-process	29,446	30,180
Raw materials and purchased components	26,268	27,523
	$87,802	$87,748

NOTE E—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As required under Statement of Financial Accounting Standard No. 109, the Company has reviewed all available positive and negative evidence including the Company’s current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlog, and other pertinent financial information in forming a conclusion that it is more likely than not that all or a portion of a deferred tax asset will be realized or whether a valuation allowance needs to be established.  As of March 31, 2003, the Company has recorded a U.S. net deferred tax asset of approximately $13,840,000.

The Company has relied on expected future U.S. taxable income as a basis for recognizing the net deferred tax asset.  Given the Company’s history of U.S. earnings during past cycles and the expected market cycle upturn, which is based on independent analyses of the U.S. machine tool market as well as the Company’s forecasts, the Company believes that it will be able to generate the $36,400,000 of U.S. taxable income needed to realize the value of this net deferred tax asset.  At March 31, 2003, the Company had a deferred tax valuation allowance of $4,518,000 pertaining to state investment tax credits expiring at various dates through the year 2012, for which no benefit was recognized in the financial statements.

NOTE F—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:

	Three months ended March 31,
	2003	2002
	(dollars in thousands )
Numerator:
Net (loss) income	$(97)	$89
Numerator for basic (loss) earnings per share	(97)	89
Numerator for diluted (loss) earnings per share	(97)	89

Denominator:
Denominator for basic earnings per share -weighted average shares (in thousands)	8,692	8,660
Effect of diluted securities:
Restricted stock and stock options (in thousands)	8	7
Denominator for diluted earnings per share -adjusted weighted average shares (in thousands)	8,700	8,667

Basic (loss) earnings per share	$(.01)	$.01
Diluted (loss) earnings per share	$(.01)	$.01

NOTE G— DERIVATIVE FINANCIAL INSTRUMENTS

The Company follows the provision of Financial Accounting Standards Board  Statement No. 133,  Accounting for Derivative Instruments and Hedging Activities.  The statement requires companies to recognize all of its derivative instruments as either assets or liabilities in the statement of financial position at fair value.  The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three months ended March 31, 2003 and 2002, the components of total comprehensive income (loss) consisted of the following  (dollars in thousands):

	Three months ended March 31,
	2003	2002
Net (Loss) Income	$(97)	$89
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,786	(815)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	55	265
Net investment hedges	(460)	(3)
Other comprehensive income (loss)	1,381	(553)
Total Comprehensive Income (Loss)	$1,284	$(464)

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at March 31, 2003 and December 31, 2002  (dollars in thousands):

	Accumulated balances
	March 31,	Dec. 31,
	2003	2002
Other Comprehensive (Loss) Income:
Pension liability (net of tax of $3,133)	$(5,112)	$(5,112)
Foreign currency translation adjustments	4,041	2,255
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $751 and $782, respectively)	(1,365)	(1,420)
Net investment hedges, (net of tax of $500 and $241, respectively)	(745)	(285)
Other Comprehensive (Loss) Income	$(3,181)	$(4,562)

NOTE  I—GOODWILL AND OTHER INTANGIBLE ASSETS

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

The Company adopted Financial Accounting Standards No. 142 on January 1, 2002.  The Company completed the transitional impairment testing of goodwill during the second quarter of 2002 and the first subsequent annual impairment testing during the fourth quarter of 2002.  In both cases, the Company determined that there was no goodwill impairment.  The Company will perform another annual impairment test as of September 30, 2003.

The total carrying amount of goodwill as of March 31, 2003 was $16,747,000.  This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG.  The asset value of this goodwill increased by $357,000, or 2%, during the first quarter of 2003, with the entire change caused by the increased dollar value of the Swiss franc, the functional currency of the Company’s HTT subsidiary, whose balance sheet includes this goodwill.

The total carrying amount of intangible assets subject to amortization, as of December 31, 2002, was $849,000, which derived from patents and one non-compete agreement.  The Company’s intangible asset amortization expense for fiscal 2002 was $216,000.  The estimated intangible amortization expense for each of the next five years is approximately $200,000, which will vary depending upon additional amortizable intangible assets.

NOTE J—NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity’s commitment to an exit plan.  The statement is effective for exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 in the first quarter of 2003 did not have an impact on the Company’s financial results.

In November, 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The Interpretation requires certain guarantees to be recorded at fair value, which is different from prior accounting principles generally accepted in the United States.  The Interpretation also requires a guarantor to make new disclosures. The Company adopted this Interpretation with the Form 10-K issued for the period ended December 31, 2002 and has provided the stipulated additional disclosures.

In December  2002, The Financial Accounting Standards Board issued Statement of  Financial Accounting Standards No. 148, Accounting for Stock-based compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company’s adoption of SFAS 148 in 2002 enhanced disclosures about stock-based employee compensation and had no effect on the method of accounting followed by the Company, as the Company continues to follow the provisions of APB Opinion No. 25.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following are management’s comments relating to Hardinge’s results of operations for the three month periods ended March 31, 2003 and 2002 and in the Company’s financial condition at March 31, 2003.

Quarterly Information

The following table sets forth certain quarterly financial data for each of the periods indicated.

Three Months Ended
March 31, 2003
(in thousands, except per share data)
Net Sales	$40,902
Gross Profit	12,797
Income from operations	673
Net (loss) income	(97)
Diluted earnings (loss) per share	(.01)
Weighted average shares outstanding	8,700

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Net Sales	$43,753	$44,062	$39,268	$41,931
Gross Profit	12,583	13,719	11,308	14,001
Income (loss) from operations	855	1,644	(346)	3,010
Net income (loss)	89	142	(216)	1,985
Diluted earnings (loss) per share	.01	.02	(.02)	.23
Weighted average shares outstanding	8,667	8,700	8,719	8,721

Results of Operations

Net Sales.    Net sales for the quarter ended March 31, 2003 were $40,902,000, a reduction of $2,851,000, or 6.5%, as compared to net sales of $43,753,000 during the first quarter of 2002.

Sales in the U.S. market were $14,707,000 in the quarter ended March 31, 2003, down 21.7%, or $4,074,000, from sales of $18,781,000 during the first quarter of 2002.  These substantial sales declines were due to the reduced manufacturing activity in North America and the resulting industry-wide decline in U.S. machine tool sales.  The Association for Manufacturing Technology, the primary trade association for the U.S. machine tool industry, recently reported that U.S. metal cutting machine orders in the first quarter of 2003 were 29 % below the already depressed level of the first three months of 2002.

Sales to European customers were $18,131,000 in the quarter ended March 31, 2003, a decrease of 4.0%, or $760,000, as compared to sales of $18,891,000 during the first quarter of 2002, reflecting a substantial decline in the European machine tool markets.  Dramatic changes in exchange rates used to translate European sales, especially in our Swiss and English operations, caused a significant increase to the dollar value of the Company’s sales in Europe.  Measured in constant rates, the latest quarter’s European sales would have shown a drop of $4,500,000, or 24%, from the first quarter of 2002.

Other international sales, primarily to customers in Asia, increased by 32.6%, or $1,983,000, to $8,064,000 during the first quarter of 2003, as compared to $6,081,000 in the first quarter of 2002, largely due to strong shipments to customers in China.

The market forces and varying sales changes described above caused a continuing change in the global mix of Hardinge revenues.  Sales in the United States accounted for 36.0% of total first quarter 2003 sales, with Europe and the remainder of the world accounting for 44.3% and 19.7%, respectively. During the first quarter of 2002, 42.9% of the Company’s sales were to customers in the U.S., with the remaining 43.2% and 13.9% of sales representing shipments to customers in Europe and the remainder of the world, respectively.

Machine sales accounted for 63.1% of revenues for the quarter ended March 31, 2003 as compared to 65.8% for the same three months of 2002. Sales of non-machine products and services made up the balance.

The Company’s new orders were $40,804,000 in the first quarter of 2003, as compared to $39,351,000 in the first quarter of 2002.  This increase of $1,453,000, or 3.7%, however, included the impact of the previously mentioned changes in the exchange rate of the Swiss Franc and Pound Sterling, which caused an increase of approximately $4,200,000 in the dollar value of the orders recorded by the Company’s subsidiaries in Switzerland and England.  When measured at constant currency rates, the European orders decreased by 26%.  Orders from U.S. customers increased by 1% and orders from other regions rose 32%.

The Company’s backlog at March 31, 2003 was $36,681,000, which was a decrease of $10,120,000, or 21.6%, from the $46,801,000 backlog at March 31, 2002.  This also reflected a decline of $343,000, or 0.9%, from the December 31, 2002 backlog of $37,024,000.

Gross Profit.    Expressed as a percentage of net sales, gross margins were 31.3 % for the three months ended March 31, 2003 and 28.8% for the first quarter of 2002.  Product mix accounted for the majority of this improvement in margin percentage, as the first quarter of 2002 margins included significant shipments of discontinued product lines sold at discounts.  Lower recovery of fixed manufacturing overhead continued to be a factor in reduced margins, as the Company continued to operate its manufacturing facilities at reduced levels, but this was not dramatically different than the first quarter of 2002.

Selling, General, and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses were $12,124,000, or 29.6% of sales, during the first quarter of 2003, which was $396,000, or 3.4%, above the SG&A of $11,728,000, or 26.8% of sales, during the first quarter of 2002.  The impact of translating foreign operations into U.S. dollars, due to the exchange rate changes discussed previously,  caused SG&A to increase by approximately $1,000,000.  Excluding those currency changes, SG&A declined by approximately $600,000, or 5.1%, due to cost cutting efforts taken throughout 2002 which were partially offset by higher pension and health care costs in the U.S.

Income From Operations.    For the quarter ended March 31, 2003, income from operations was $673,000, or 1.6% of sales, as compared to $855,000, or 2.0% of sales, in the first quarter of 2002, largely due to the reduced sales, and partially offset by the improved gross margins, discussed previously.

Interest Expense and Income.    Interest expense was $811,000 in the first quarter of 2003, compared to $880,000 in the first quarter of 2002, as decreased borrowing was partially offset by higher interest rates. Interest income was $108,000 during the first quarter of 2003 and $118,000 in the first quarter of 2002.

Income Taxes.    The first quarter 2003 provision for income taxes was ($6,000), or 20.0% of the pre-tax loss, compared to ($140,000) in the first quarter of 2002.  The first quarter 2003 tax benefit included ($531,000) from a net operating loss carryforward generated by the Company’s U.S. operations.

Minority Interest In (Profit) Of Consolidated Subsidiary.    The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary.  For the quarter ended March 31, 2003 and 2002, respectively, reductions in net income of $93,000 and $140,000 represented the minority stockholders’ 49% share in the joint venture’s net income.

Profit (Loss) In Investment of Equity Company.    During the first quarter of 2003, Hardinge EMAG GmbH contributed $20,000 of profit from Hardinge’s 50% interest in this joint venture, as compared to contributing a loss of (4,000) in the first quarter of 2002.

Net (Loss) Income.    The first quarter of 2003 had a loss of ($97,000), or ($.01) per share, as compared to a profit of $89,000, or $.01 per share, in the first quarter of 2002, due to the sales declines and other factors discussed previously.

Liquidity And Capital Resources

Operating activities for the three months ended March 31, 2003 generated cash of $8,779,000, as compared to generating $9,727,000 during the first quarter of 2002, for a decrease in cash generation of $948,000.  Inventory reductions contributed $688,000 to first quarter 2003 cash generation, as compared to the $3,218,000 of first quarter 2002 cash generation, representing $2,530,000 of the change.  Reduced accounts payable caused $2,250,000 of decreased cash generation as the $2,222,000 decline in the first quarter of 2003 compared to a $28,000 increase in the first quarter of 2002.  Reductions in accounts receivable generated $458,000 of cash generation in the first quarter of 2003 as compared to $1,104,000 in the first quarter of 2002, for a $646,000 decrease in cash generation.  The largest offsetting increase in cash generation was in accrued expenses, as a $1,571,000 increase in the first quarter of 2003 compared to a decrease of $3,890,000 in the first quarter of 2002, for a change of $5,461,000 in cash generation.  During the first quarter of 2003, the Company filed and received a net operating loss U.S. tax carryback claim of $6,741,000, as compared to a comparable claim of $4,648,000 filed and received in the first quarter of 2002, causing an additional increase of $2,093,000 in cash generation.  Other reductions in cash generation included foreign income taxes and other long-term assets as well as $412,000 due to reduced depreciation and amortization, which was $2,098,000 in the first quarter of 2003 and $2,510,000 in the first quarter of 2002, and $186,000 due to net loss of ($97,000) in the first quarter of 2003 as compared to a net income of $89,000 in the first quarter of 2002.

Capital expenditures used cash of $449,000 during the first three months of 2003 as compared to usage of $391,000 during the first quarter of 2002.  Capital expenditures were minimized in 2002 and the Company does not now foresee a change to that policy.

Financing activities used $8,967,000 in the first quarter of 2003, compared to $9,946,000 during the first quarter of 2002, for a net change of $979,000, with debt reduction the primary financing usage.

Hardinge’s current ratio was 3.61:1 at March 31, 2003, as compared to 3.34:1 at December 31, 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  As of March 31, 2003, the Company has recorded a U.S. net deferred tax asset of $13,840,000. The Company has reviewed all available positive and negative evidence, as required by Statement of Financial Accounting Standards No. 109, including the Company’s current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, and other pertinent financial information, and concluded that it is more likely than not that the Company’s deferred tax asset will be fully utilized.

Hardinge has provided long-term financing for the purchase of its equipment by selected creditworthy end-user customers and has periodically sold portfolios of customer notes to financial institutions in order to reduce debt and finance current operations.  Beginning in April of 2002, the Company has largely replaced the prior internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada.  Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens  In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company’s experience that such equipment resales have realized most, but not all, of the remaining contract value.

Hardinge maintains various borrowing arrangements.  These include a revolving loan agreement with a group of U.S. banks which provides for borrowing of up to $30,000,000 secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries.  The Company also has a loan agreement with a Swiss bank, providing for borrowing of up to Chf 7,500,000, or $5,540,000 at the March 31, 2003 exchange rate, secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company. These facilities, along with other short-term credit agreements and a $23,000,000 term loan, provide for immediate access of up to $81,022,000.  Outstanding borrowings under these arrangements totaled $33,042,000, or 40.8% of the agreed borrowing capacity, at March 31, 2003.  The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

New Accounting Standards

In June 2002, The Financial Accounting Standards Board issued Statement of  Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity’s commitment to an exit plan and is effective with exit or disposal activities after December 31, 2002.  The Company adopted SFAS No. 146 in the first quarter of 2003, which had no impact on the Company’s financial results.

In November, 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation requires certain guarantees to be recorded at fair value, which is different from prior accounting principles generally accepted in the United States.  The Interpretation also requires a guarantor to make certain new disclosures.  The Company adopted this Interpretation with the Form 10-K issued for the period ended December 31, 2002 and has provided the stipulated additional disclosures regarding warranties.

The Company has also determined that, based on this new Interpretation, any future sale of customer notes receivable will warrant accrual of a liability equal to the fair value of any recourse provision contained in the sale, if one is so provided.

In December  2002, The Financial Accounting Standards Board issued Statement of  Financial Accounting Standards No. 148, Accounting for Stock-based compensation-Transition and Disclosure, an amendment of SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 148, which is effective for years ending after December 15, 2002, provides alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company’s adoption of SFAS 148 in 2002 enhanced disclosures about stock-based employee compensation and had no effect on the method of accounting followed by the Company, as the Company continues to follow the provisions of APB Opinion No. 25.

In January 2003, the FASB issued Interpretation No. 46,  “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

This report contains statements of a forward-looking nature relating to the financial performance of Hardinge Inc.   Such statements are based upon information known to management at this time.  The company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the company’s ability to control, and in many cases the company cannot predict what factors would cause actual results to differ materially from those indicated.  Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company’s entry into new product and geographic markets, the company’s ability to manage its operating costs, the company’s ability to generate sufficient U.S. taxable income to realize deferred tax assets, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations. Any forward-looking statement should be considered in light of these factors.  The company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM . 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Hardinge have, within the 90 days prior to the date of this report, evaluated the disclosure controls and procedures of the Company and have found those controls to be effective.

There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to their review.

Part II.   OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities
None

Item 3.	Default upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.

Exhibits and Reports on Form 8-K

A.		Exhibits

	99.1	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

	99.2	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

B.		Reports on 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

May 15, 2003	By:	/s/ J. Patrick Ervin
Date	J. Patrick Ervin
Chairman of the Board, President/CEO

May 15, 2003	By:	/s/ Richard L. Simons
Date	Richard L. Simons
Executive Vice President/CFO
(Principal Financial Officer)

May 15, 2003	By:	/s/ Richard B. Hendrick
Date	Richard B. Hendrick
Vice President and Controller
(Principal Accounting Officer)

CERTIFICATIONS

I,  J. Patrick Ervin, certify that:

1. I have reviewed this quarterly report on Form 10Q of Hardinge Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ J. Patrick Ervin

J. Patrick Ervin
Chairman, President and Chief
Executive Officer

CERTIFICATIONS

I,  Richard L. Simons, certify that:

1. I have reviewed this quarterly report on Form 10Q of Hardinge Inc.;

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	/s/ Richard L. Simons

Richard L. Simons
Executive Vice President
Chief Financial Officer