Form 10-Q
period 2003-06-30
HARDINGE INC
filed 2003-08-13
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

As of June 30, 2003 there were 8,857,349 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2003 and December 31, 2002.

Consolidated Statements of Income and Retained Earnings for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002.

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.

Notes to Consolidated Financial Statements.

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks

	Item 4.	Controls and Procedures

Part I I	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities

	Item 3.	Default upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I, ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	June 30, 2003	Dec. 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$4,128	$2,175
Accounts receivable, net	40,830	38,519
Notes receivable, net	6,494	6,333
Inventories	82,808	87,748
Deferred income taxes	4,320	4,243
Income tax receivables		5,795
Prepaid expenses	4,214	3,362
Total current assets	142,794	148,175

Property, plant and equipment:
Property, plant and equipment	158,334	156,815
Less accumulated depreciation	91,731	87,908
	66,603	68,907

Other assets:
Notes receivable	7,878	8,392
Deferred income taxes	9,585	9,268
Intangible pension asset	2,630	2,630
Goodwill	16,771	16,390
Other	2,494	2,523
	39,358	39,203

Total assets	$248,755	$256,285

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets—Continued

(In Thousands)

	June 30, 2003	Dec. 31, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$11,837	$14,417
Notes payable to bank	1,915	5,351
Accrued expenses	12,431	13,995
Accrued income taxes	2,039	1,150
Deferred income taxes	3,705	3,273
Current portion long-term debt	6,205	6,125
Total current liabilities	38,132	44,311

Other liabilities:
Long-term debt	25,098	30,526
Accrued pension plan expense	18,140	17,356
Deferred income taxes	2,505	2,525
Accrued postretirement benefits	5,776	5,838
Derivative financial instruments	5,292	5,257
Other liabilities	2,426	2,255
	59,237	63,757

Equity of minority interest	2,748	2,431

Shareholders’ equity:
Preferred stock, Series A, par value $.01:
Authorized - 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000 Issued shares - 9,919,992 at June 30, 2003 and December 31, 2002	99	99
Additional paid-in capital	60,657	61,139
Retained earnings	106,007	105,612
Treasury shares	(13,968)	(15,068)
Accumulated other comprehensive loss	(2,388)	(4,562)
Deferred employee benefits	(1,769)	(1,434)
Total shareholders’ equity	148,638	145,786

Total liabilities and shareholders’ equity	$248,755	$256,285

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$47,494	$44,062	$88,396	$87,815
Cost of sales	33,270	30,343	61,375	61,513
Gross profit	14,224	13,719	27,021	26,302

Selling, general and administrative expenses	12,600	12,075	24,724	23,803
Income from operations	1,624	1,644	2,297	2,499

Interest expense	731	1,020	1,542	1,900
Interest (income)	(134)	(111)	(242)	(229)
Income before income taxes and minority interest in consolidated subsidiary and investment of equity company	1,027	735	997	828
Income taxes	239	515	233	375
Minority interest in (profit) of consolidated subsidiary	(224)	(86)	(317)	(226)
Profit in investment of equity company	16	8	36	4
Net income	580	142	483	231

Retained earnings at beginning of period	105,515	104,048	105,612	104,480
Less dividends declared	88	259	88	780
Retained earnings at end of period	$106,007	$103,931	$106,007	$103,931

Per share data:
Basic earnings per share	$.07	$.02	$.06	$.03
Weighted average number of common shares outstanding	8,708	8,693	8,698	8,674

Diluted earnings per share	$.07	$.02	$.06	$.03
Weighted average number of common shares outstanding	8,716	8,700	8,716	8,691

Cash Dividends Declared	$.01	$.03	$.01	$.09

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$12,034	$10,528

Investing activities:
Capital expenditures	(866)	(970)
Net cash (used in) investing activities	(866)	(970)

Financing activities:
(Decrease) increase in short-term notes payable to bank	(3,492)	2,766
(Decrease) in long-term debt	(5,679)	(12,836)
(Purchase) of treasury stock		(99)
Dividends paid	(88)	(780)
Net cash (used in) financing activities	(9,259)	(10,949)

Effect of exchange rate changes on cash	44	140

Net increase (decrease) in cash	$1,953	$(1,251)

See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2003

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2002.  The Company operates in only one business segment – industrial machine tools.

Certain amounts in the June 30, 2002 consolidated financial statements have been reclassified to conform with the June 30, 2003 presentation.

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

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Shares at beginning of period	236,000	100,500	236,000	100,500
Shares granted	5,250	54,250	5,250	54,250
Shares canceled and forfeited	—	(3,750)	—	(3,750)
Shares at end of period	241,250	151,000	241,250	151,000

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Reported net income	$580	$142	$483	$231
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	29	12	58	24
Pro forma net income	$551	$130	$425	$207
Earnings per share:
Basic and Diluted – as reported	$.07	$.02	$.06	$.03
Basic and Diluted – pro forma	$.06	$.01	$.05	$.02

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

A reconciliation of the changes in the Company’s product warranty liability during the three month period and six month period ended June 30, 2003 and 2002 was as follows:   (dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Beginning balance	$1,699	$2,245	$1,975	$2,294
Warranties issued	454	461	1,104	926
Warranties settlement costs	(607)	(527)	(1,557)	(1,026)
Other – currency translation impact	2	145	26	130
Balance at June 30,	$1,548	$2,324	$1,548	$2,324

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	June 30, 2003	December 31, 2002

Finished products	$31,322	$30,045
Work-in-process	26,482	30,180
Raw materials and purchased components	25,004	27,523
	$82,808	$87,748

NOTE E—INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2003, the Company has recorded a U.S. net deferred tax asset of approximately $13,795,000. The future realization of these tax benefits is dependent upon generating sufficient taxable income of $36,400,000 (based on the deferred tax asset and current tax rates) in the U.S. during the 20 year carryforward period. The Company has concluded that it is more likely than not that this deferred tax asset will be fully utilized.

The Company has reviewed all available positive and negative evidence, as required by Statement of Financial Accounting Standards No. 109 (SFAS 109), including the Company's current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc., and determined that no deferred tax valuation allowance is appropriate at this time; other than the prior valuation allowance of $4,518,000 pertaining to state investment tax credits expiring at various dates through the year 2012, for which no benefit was recognized in the financial statements. The Company will continue to review these factors under SFAS 109 on a quarterly basis.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(dollars in thousands)
Numerator:
Net income	$580	$142	$483	$231
Numerator for basic earnings per share	580	142	483	231
Numerator for diluted earnings per share	580	142	483	231
Denominator:
Denominator for basic earnings per share -weighted average shares (in thousands)	8,708	8,693	8,698	8,674
Effect of diluted securities:
Restricted stock and stock options (in thousands)	8	7	8	17
Denominator for diluted earnings per share -adjusted weighted average shares (in thousands)	8,716	8,700	8,716	8,691

Basic earnings per share	$.07	$.02	$.06	$.03
Diluted earnings per share	$.07	$.02	$.06	$.03

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

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three and six months ended June 30, 2003 and 2002, the components of total comprehensive income (loss) consisted of the following  (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net Income	$580	$142	$483	$231
Other Comprehensive Income
Foreign currency translation adjustments	798	8,002	2,584	7,187
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	(53)	(399)	2	(134)
Net investment hedges	48	(2,133)	(412)	(2,136)
Other comprehensive income	793	5,470	2,174	4,917
Total Comprehensive Income	$1,373	$5,612	$2,657	$5,148

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at June 30, 2003 and December 31, 2002  (dollars in thousands):

	Accumulated balances
	June 30, 2003	Dec. 31, 2002
Other Comprehensive (Loss) Income:
Pension liability (net of tax of $3,133)	$(5,112)	$(5,112)
Foreign currency translation adjustments	4,839	2,255
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $781 and $782, respectively)	(1,418)	(1,420)
Net investment hedges, (net of tax of $456 and $241, respectively)	(697)	(285)
Other Comprehensive Income (Loss)	$(2,388)	$(4,562)

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

The Company adopted Financial Accounting Standards No. 142 on January 1, 2002.  The Company completed the transitional impairment testing of goodwill during the second quarter of 2002 and the first subsequent annual impairment testing during the fourth quarter of 2002.  In both cases, the Company determined that there was no goodwill impairment.  The Company will perform another annual impairment test by October 1, 2003.

The total carrying amount of goodwill as of June 30, 2003 was $16,771,000.  This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG.  The asset value of this goodwill increased by $381,000, or 2%, during the first six months of 2003, with the entire change caused by the increased dollar value of the Swiss franc, the functional currency of the Company’s HTT subsidiary, whose balance sheet includes this goodwill.

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

In April, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement requires reporting of derivative contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The statement is effective for contracts entered into after June 30, 2003. The Company expects that Statement No. 149 will have no impact upon its financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003. The Company has implemented Statement No. 150, which has had no impact on the consolidated financial statements of the Company.

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following are management’s comments relating to Hardinge’s results of operations for the three month and six month periods ended June 30, 2003 and 2002 and in the Company’s financial condition at June 30, 2003.

Quarterly Information

The following table sets forth certain quarterly financial data for each of the periods indicated.

	Three Months Ended
	March 31, 2003	June 30, 2003
	(in thousands, except per share data)
Net Sales	$40,902	$47,494
Gross Profit	12,797	14,224
Income from operations	673	1,624
Net (loss) income	(97)	580
Diluted earnings (loss) per share	(.01)	.07
Weighted average shares outstanding	8,700	8,716

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Net Sales	$43,753	$44,062	$39,268	$41,931
Gross Profit	12,583	13,719	11,308	14,001
Income (loss) from operations	855	1,644	(346)	3,010
Net income (loss)	89	142	(216)	1,985
Diluted earnings (loss) per share	.01	.02	(.02)	.23
Weighted average shares outstanding	8,667	8,700	8,719	8,721

Results of Operations

Net Sales.   Net sales for the quarter ended June 30, 2003 were $47,494,000, an increase of $3,432,000, or 7.8%, as compared to net sales of $44,062,000 during the second quarter of 2002. For the six months ended June 30, 2003, net sales were $88,396,000, which was $581,000, or 0.7%, above the net sales of $87,815,000 during the first six months of 2002. In both cases, these 2003 sales included the significant favorable impacts of stronger European currencies on the translation of foreign sales into U.S. Dollars. When measured at constant exchange rates, second quarter, 2003 sales were only 0.2% above the second quarter of 2002 and June 30, 2003 year-to-date sales were 7.4% below the first half of 2002.

Sales to customers in North America were $19,746,000 in the second quarter of 2003, an increase of $1,856,000, or 10.4%, from sales of $17,890,000 in the second quarter of 2002. For the first six months of 2003, sales in North America were $36,345,000, which was $2,006,000, or 5.2%, below the sales of $38,351,000 in the first half of 2002.  Reasons for the second quarter improvement included sales of Bridgeport machines and repair parts as well as higher sales from the Company’s core business and the liquidation of several unneeded used and demonstration machines.

Sales to European customers were $18,737,000 in the quarter ended June 30, 2003, a decrease of $755,000, or 3.9%, as compared to sales of $19,492,000 during the second quarter of 2002. For the first six months of 2003, sales in Europe were $36,703,000, which was $1,503,000, or 3.9%, below the sales of $38,206,000 in the first half of 2002. The positive impact of exchange rate changes, as described previously, was most pronounced in Europe; sales in the three and six month periods ended June 30, 2003 declined by 18% and 17%, respectively, as compared to the same periods of 2002, when viewed in constant dollars. These reduced sales reflect the substantial industry-wide decline in European machine tool demand.

Other international sales, primarily to customers in Asia, were $9,011,000 in the second quarter of 2003, which was an increase of $2,331,000, or 34.9%, over sales of $6,680,000 in the second quarter of 2002. For the first six months of 2003, sales in Asia and Other were $15,348,000, which was $4,090,000, or 36.3%, above the sales of $11,258,000 in the first half of 2002. These sales increases were largely due to strong shipments to customers in China. Asia sales would have been higher in the second quarter of 2003 if not for SARS, which caused some sales to be delayed because customers were not able to travel to the U.S. for acceptance testing.

The market force changes described above changed the global mix of Hardinge revenues. Sales to customers in Asia and Other represent 19.0% of all second quarter 2003 sales, as compared to 15.2% of sales in the second quarter of 2002. Sales in North America accounted for 41.6% of second quarter 2003 sales, as compared to 40.6% in 2002. Europe represented 39.4% of second quarter sales in 2003 and 44.2% in 2002.

For the first six months of 2003, 41.1% of the Company’s sales were to customers in North America, with 41.5% to Europe and 17.4% to the remainder of the world.  In the first six months of 2002, 43.7% of sales were to North America, with 43.5% to Europe and 12.8% to the remainder of the world.

Machine sales accounted for 66.1% of revenues for the second quarter of both 2003 and 2002. For the first half of 2003, machine sales accounted for 64.7% of revenues, as compared to 65.9% in the first half of 2002. Sales of non-machine products and services made up the balance.

The Company’s new orders were $45,220,000 in the second quarter of 2003, as compared to $39,877,000 in the second quarter of 2002. This increase of $5,343,000, or 13.4%, however, included the impact of the previously mentioned dollar exchange rate changes, which contributed approximately $2,744,000 of the dollar value of the orders recorded by the Company’s European subsidiaries. When measured at constant currency rates, orders were 6.5% higher in the second quarter of 2003 than the same three months of 2002.

For the first six months of 2003, new orders were $86,024,000, or 8.6% above the $79,228,000 new order rate for the first half of 2002. When viewed at constant currency rates, these orders increased by $1,189,000, or 1.5%, as compared to the first half of 2002.

The Company’s North American orders rose despite a continuing decline in industry-wide orders. The Association for Manufacturing Technology, the machine tool industry’s primary trade group, has reported that, for the first five months of 2003, metal-cutting machinery orders from U.S. customers were down 27% from the very depressed level of the same period in 2002. U.S. orders for traditional Hardinge products were better than the overall industry experience and the Company also benefited from new orders for Bridgeport machines and repair parts.

Orders from European customers were dramatically affected by the positive impact of exchange rates upon the conversion of foreign orders into U.S. dollars. Viewed in constant dollars, the Company’s European orders increased by only 0.2% in the second quarter of 2003 as compared to the second quarter of 2002. For year-to-date orders viewed in constant dollars, European orders declined by 9%.

Orders during the second quarter from Asian customers were significantly reduced by the impact of SARS. The Company believes that this region is now returning to normal and anticipates that orders will return to the levels that the Company has experienced during the prior several quarters.

The Company’s June 30, 2003 backlog of $34,176,000 was 19.2% below the June 30, 2002 backlog of $42,313,000 and 6.8% below the $36,681,000 backlog at March 31, 2003.

Gross Profit.   Expressed as a percentage of net sales, gross margin was 29.9% for the three months ended June 30, 2003, as compared to 31.1% in the second quarter of 2002. For the first six months of 2003, gross margin was 30.6% of net sales as compared to 30.0% in the first half of 2002. The lower gross margin in the second quarter of 2003 was largely due to lower utilization of the Company’s manufacturing operations, competitive pricing pressures and the sale of lower margin surplus machines.

Selling, General and Administrative Expenses.   Selling, general and administrative (“SG&A”) expenses were $12,600,000, or 26.5% of sales, during the second quarter of 2003, which was $525,000, or 4.3%, above the SG&A of $12,075,000, or 27.4% of sales, during the second quarter of 2002. The impact of translating foreign operations into U.S. dollars, due to the exchange rate changes discussed previously, caused SG&A to increase by approximately $743,000.  Excluding those currency changes, SG&A declined by approximately $218,000, or 1.8%, due to cost cutting efforts taken throughout 2002 which were partially offset by higher pension and health care costs in the U.S.

For the first six months of 2003, SG&A was $24,724,000, or 28.0% of sales, which was $921,000, or 3.9%, above the SG&A of $23,803,000, or 27.1% of sales, during the first half of 2002. The foreign currency translation impact was approximately $1,511,000; excluding those currency impacts, SG&A declined by approximately $590,000, or 2.5%, for the reasons cited previously.

Income from Operations.   For the quarter ended June 30, 2003, income from operations was $1,624,000, or 3.4% of sales, as compared to $1,644,000, or 3.7% of sales, in the second quarter of 2002. For the first six months of 2003, income from operations was $2,297,000, or 2.6% of sales, as compared to $2,499,000, or 2.8% of sales, in the first half of 2002.

Interest Expense and Income.   Interest expense was $731,000 in the second quarter of 2003, a decrease of  $289,000, or 28.3%, as compared to $1,020,000 in the second quarter of 2002. For the first six months of 2003, interest expense was $1,542,000, or 18.8% below the $1,900,000 incurred in the first half of 2002. In both cases, the primary reason was decreased borrowing levels. Interest income was $134,000 during the second quarter of 2003, as compared to $111,000 in the second quarter of 2002, and $242,000 in the first six months of 2003 as compared to $229,000 in the first half of 2002.

Income Taxes.   The second quarter 2003 provision for income taxes was $239,000, or 23.2% of pre-tax income, as compared to $515,000,or 70.0% of pre-tax income, in the second quarter of 2002. For the first half of 2003, income tax expense was $233,000, or 23.4% of pre-tax income, as compared to $375,000, or 45.3% of pre-tax income, in the first six months of 2002. The Company’s 2002 quarterly consolidated effective tax rates were strongly influenced by the projected full-year mix of taxable income, as actual and forecast profits in countries with lower relative tax rates were offset by taxable losses in the United States and other countries with relatively higher tax rates.

These income tax expenses included tax benefits of $258,000 for the second quarter of 2003 and $789,000 for the six months ended June 30, 2003 from a net operating loss carryforward generated by the Company’s U.S. operations. The future realization of these tax benefits is dependent upon generating sufficient taxable income in the U.S. during the 20 year carryforward period. The Company concluded that it is more likely than not that the Company’s deferred tax asset, including the $789,000 generated in the first half of 2003, will be fully utilized. As of June 30, 2003, the Company has a U.S. deferred tax asset of $13,795,000.

The Company has reviewed all available positive and negative evidence, as required by Statement of Financial Accounting Standards No. 109, (SFAS 109) including the Company’s current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc. and determined that no valuation allowance is appropriate at this time.  The Company will continue to review these factors under SFAS 109 on a quarterly basis.

Minority Interest in (Profit) of Consolidated Subsidiary.   The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity which is recorded as a consolidated subsidiary. For the quarter ended June 30, 2003 and 2002, respectively, reductions in net income of $224,000 and $86,000 represented the minority stockholders’ 49% share in the joint venture’s net income. This reduction was $317,000 in the first six months of 2003, as compared to $226,000 in the first half of 2002.

Profit in Investment of Equity Company.   During the second quarter of 2003, Hardinge EMAG GmbH contributed $16,000 of profit from Hardinge’s 50% interest in this joint venture, as compared to $8,000 in the second quarter of 2002. For the first half of 2003, this investment contributed $36,000 to net income, as compared to $4,000 in the first half of 2002.

Net Income.   Net income for the second quarter of 2003 was $580,000, or $.07 per share, as compared to $142,000, or $.02 per share, in the second quarter of 2002. For the first six months of 2003, net income was $483,000, or $.06 per share, as compared to $231,000, or $.03 per share, in the first half of 2002. Improvements reflected the increased sales and other factors as described previously.

Liquidity and Capital Resources

Operating activities for the six months ended June 30, 2003 generated cash of $12,034,000, as compared to generating $10,528,000 during the first six months of 2002, for an increase in cash generation of $1,506,000. Lower reductions in accrued expenses caused $2,777,000 of increased cash generation, as the reduction of $319,000 in the first six months of 2003 was less than the $3,096,000 during the first half of 2002. Inventory reductions contributed $6,141,000 to June 30, 2003 year-to-date cash generation, as compared to the $3,974,000 contributed by inventory reductions in the first half of 2002, representing $2,167,000 of the change. Reduced notes receivable contributed another $1,629,000 of increased cash generation, as the $877,000 decline in the first half of 2003 compared to a $752,000 increase in the first half of 2002. Reductions in income taxes receivable generated $7,144,000 of cash the first half of 2003 as compared to $5,795,000 in the first half of 2002, for a $1,349,000 increase in cash generation. The largest offsetting decrease in cash generation was in accounts payable, as a $2,739,000 decrease in the first half of 2003 compared to a $530,000 decrease in the first half of 2002, for a decline of $2,209,000 in cash generation. Another offsetting decrease was in deferred taxes, which had a $29,000 increase in the first half of 2003 as compared to a $1,635,000 decrease in the first half of 2002, for a $1,664,000 decrease in cash generation. Accounts receivable, which had a $1,423,000 increase in the first half of 2003 as compared to a $149,000 decrease in the first half of 2002, caused $1,572,000 of decrease in cash generation.  Depreciation and amortization, which was $4,276,000 in the first half of 2003 as compared to $5,020,000 in the first half of 2002, resulting in a $744,000 decrease in operating cash flow.

Capital expenditures used cash of $866,000 during the first six months of 2003, compared to using $970,000 during the first half of 2002. As a matter of Corporate policy, adopted in 2002, capital expenditures have been minimized and the Company does not now foresee a change to that policy.

Financing activities used $9,259,000 in the six months of 2003, as compared to usage of $10,949,000 during the first half of 2002, for a net change of $1,690,000, with debt reduction the primary financing usage. Dividend payments were $88,000 in the first half of 2003 as compared to $780,000 during the first half of 2002.  In May of 2002, the Company replaced it’s quarterly dividend policy with a policy of dividend consideration semi-annually.

Hardinge’s current ratio was 3.74:1 at June 30, 2003, as compared to 3.34:1 at December 31, 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of June 30, 2003, the Company has recorded a U.S. net deferred tax asset of approximately $13,795,000.  The future realization of these tax benefits is dependent upon generating sufficient taxable income in the U.S. during the 20 year carryforward period and the Company has concluded that it is more likely than not that this deferred tax asset, including the $789,000 generated in the first half of 2003, will be fully utilized.

Hardinge maintains various borrowing arrangements. These include a revolving loan agreement with a group of U.S. banks which provides for borrowing of up to $30,000,000 secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian, British and Swiss subsidiaries. The Company also maintains a $1,000,000 term loan and a $7,000,000 credit line with another U.S. bank. The Company has a loan agreement with a Swiss bank, providing for borrowing of up to 7,500,000 Swiss Francs, or $5,548,000 at the June 30, 2003 exchange rate, secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company. The Company also maintains a mortgage loan with a Swiss bank, which provide for borrowing up to 7,275,000 Swiss Francs, or $5,381,000 at the June 30, 2003 exchange rate, secured by the real property owned by HTT AG, another wholly owned subsidiary of the Company. These facilities, along with other short-term credit agreements and a $20,600,000 term loan, provide for immediate access for up to $78,642,000. Outstanding borrowings under these arrangements totaled $33,218,000, or 42.2% of the full borrowing capacity, at June 30, 2003. The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

New Accounting Standards

In June 2002, The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity’s commitment to an exit plan and is effective with exit or disposal activities after December 31, 2002. The Company adopted SFAS No. 146 in the first quarter of 2003, which had no impact on the Company’s financial results.

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

In January, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  The Company has implemented FIN 46, which has had no impact on the consolidated financial statements of the Company.

In April, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement requires reporting of derivative contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The statement is effective for contracts entered into after June 30, 2003. The Company expects that Statement No. 149 will have no impact upon its financial statements.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003. The Company has implemented Statement No. 150, which has had no impact on the consolidated financial statements of the Company.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM . 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Hardinge have, as of June 30, 2003, evaluated the disclosure controls and procedures of the Company and have found those controls to be effective.

There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to their review.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2003 Annual Meeting of Shareholders of Hardinge Inc. was held on May 6, 2003.  A total of 7,995,757 of the Company’s shares were present or represented by proxy at the meeting.  This represents approximately 90% of the Company’s shares outstanding.

The two Class III directors named below were elected to serve a three-year term.

Class III Directors	Votes For	Votes Withheld

Douglas A. Greenlee	7,891,620	104,137
Richard L. Simons	7,898,178	97,579

J. Patrick Ervin, E. Martin Gibson, Daniel J. Burke, Richard J. Cole, J. Philip Hunter, and Albert W. Moore continue as Directors of the Company.  James L. Flynn retired from the Board effective May 6, 2003.

The election of Ernst & Young LLP as the Company’s independent accountants for the year 2003 was ratified with 7,881,335 shares voting for, 95,397 shares voting against and 19,025 shares abstaining.

No other matters were presented for a vote at the meeting.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

A.     Exhibits

31.1                           Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.      Reports on 8-K

Current Report on Form 8-K, filed August 8, 2003 in connection with an August 1, 2003 press release announcing second quarter 2003 results and the appointment of a new member to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

August 13, 2003	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

August 13, 2003	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Executive Vice President/CFO (Principal Financial Officer)

August 13, 2003	By:	/s/ Richard B. Hendrick
Date		Richard B. Hendrick
Vice President and Controller (Principal Accounting Officer)