Form 10-Q
period 2003-09-30
HARDINGE INC
filed 2003-11-13
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of September 30, 2003 there were 8,854,849 shares of Common Stock of the Registrant outstanding.

PART I, ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	Sept. 30, 2003	Dec. 31, 2002
	(Unaudited)
Assets
Current assets:
Cash	$3,474	$2,175
Accounts receivable, net	43,626	38,519
Notes receivable, net	7,243	6,333
Inventories	83,571	87,748
Deferred income taxes	10	4,243
Income tax receivables		5,795
Prepaid expenses	4,516	3,362
Total current assets	142,440	148,175

Property, plant and equipment:
Property, plant and equipment	159,607	156,815
Less accumulated depreciation	93,934	87,908
	65,673	68,907
Other assets:
Notes receivable	7,053	8,392
Deferred income taxes	102	9,268
Intangible pension asset	2,630	2,630
Goodwill	17,165	16,390
Other	2,565	2,523
	29,515	39,203

Total assets	$237,628	$256,285

See accompanying notes.

	Sept. 30, 2003	Dec. 31, 2002
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,921	$14,417
Notes payable to bank	3,052	5,351
Accrued expenses	13,477	13,995
Accrued income taxes	1,834	1,150
Deferred income taxes	3,608	3,273
Current portion long-term debt	5,215	6,125
Total current liabilities	40,107	44,311

Other liabilities:
Long-term debt	23,329	30,526
Accrued pension plan expense	17,804	17,356
Deferred income taxes	2,563	2,525
Accrued postretirement benefits	5,838	5,838
Derivative financial instruments	5,383	5,257
Other liabilities	2,620	2,255
	57,537	63,757

Equity of minority interest	3,122	2,431

Shareholders’ equity:
Preferred stock, Series A, par value $.01:
Authorized - 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000 Issued shares - 9,919,992 at Sept. 30, 2003 and Dec. 31, 2002	99	99
Additional paid-in capital	60,612	61,139
Retained earnings	92,577	105,612
Treasury Shares - 1,065,143 shares at Sept. 30, 2003 and 1,146,084 shares at Dec. 31, 2002	(13,898)	(15,068)
Accumulated other comprehensive loss	(901)	(4,562)
Deferred employee benefits	(1,627)	(1,434)
Total shareholders’ equity	136,862	145,786

Total liabilities and shareholders’ equity	$237,628	$256,285

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings (Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$43,993	$39,268	$132,389	$127,083
Cost of sales	31,204	27,960	92,579	89,473
Gross profit	12,789	11,308	39,810	37,610

Selling, general and administrative expenses	11,648	11,654	36,372	35,457
Income (loss) from operations	1,141	(346)	3,438	2,153

Interest expense	615	946	2,157	2,846
Interest (income)	(97)	(48)	(339)	(277)
Income (loss) before income taxes and minority interest in consolidated subsidiary and investment of equity company	623	(1,244)	1,620	(416)
Income taxes (benefits)	13,718	(1,094)	13,951	(719)
Minority interest in (profit) of consolidated subsidiary	(374)	(96)	(691)	(322)
Profit in investment of equity company	39	30	75	34
Net (loss) income	(13,430)	(216)	(12,947)	15

Retained earnings at beginning of period	106,007	103,931	105,612	104,480
Less dividends declared	0	0	88	780
Retained earnings at end of period	$92,577	$103,715	$92,577	$103,715

Per share data:
Basic (loss) earnings per share	$(1.54)	$(.02)	$(1.49)	$.00
Weighted average number of common shares outstanding	8,716	8,703	8,703	8,683

Diluted (loss) earnings per share	$(1.54)	$(.02)	$(1.49)	$.00
Weighted average number of common shares outstanding	8,716	8,719	8,703	8,714

Cash Dividends Declared	$.00	$.00	$.01	$.09

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$13,460	$16,953

Investing activities:
Capital expenditures	(1,181)	(2,033)
Net cash (used in) investing activities	(1,181)	(2,033)

Financing activities:
(Decrease) increase in short-term notes payable to bank	(2,341)	2,644
(Decrease) in long-term debt	(8,670)	(18,396)
Sale (purchase) of treasury stock	26	(99)
Dividends paid	(88)	(780)
Net cash (used in) financing activities	(11,073)	(16,631)

Effect of exchange rate changes on cash	93	139

Net increase (decrease) in cash	$1,299	$(1,572)

See accompanying  notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2003

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three month period and nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2002.  The Company operates in only one business segment – industrial machine tools.

Certain amounts in the September 30, 2002 consolidated financial statements have been reclassified to conform with the September 30, 2003 presentation.

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

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Shares at beginning of period	241,250	151,000	236,000	100,500
Shares granted	—	—	5,250	54,250
Shares canceled and forfeited	—	—	—	(3,750)
Shares at end of period	241,250	151,000	241,250	151,000

The following illustrates the pro forma effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Reported net (loss) income	$(13,430)	$(216)	$(12,947)	$15
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	30	12	88	36
Pro forma net (loss) income	$(13,460)	$(228)	$(13,035)	$(21)
(Loss) Earnings per share:
Basic and Diluted – as reported	$(1.54)	$(.02)	$(1.49)	$.00
Basic and Diluted – pro forma	$(1.54)	$(.03)	$(1.50)	$.00

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

A reconciliation of the changes in the Company’s product warranty liability during the three month period and nine month period ended September 30, 2003 and 2002 was as follows:   (dollars in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Beginning balance	$1,548	$2,324	$1,975	$2,294
Warranties issued	309	273	1,413	1,199
Warranties settlement costs	(325)	(319)	(1,882)	(1,345)
Other – currency translation impact	28	13	54	143
Balance at September 30,	$1,560	$2,291	$1,560	$2,291

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	September 30, 2003	December 31, 2002

Finished products	$31,782	$30,045
Work-in-process	26,725	30,180
Raw materials and purchased components	25,064	27,523
	$83,571	$87,748

NOTE E—INCOME TAXES

Statement of Financial Accounting Standards No.109 (SFAS 109) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs , etc. that will result in future profits, etc.  It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Therefore, cumulative losses weigh heavily in the overall assessment.  As a result of the review undertaken at September 30, 2003, Hardinge, Inc. concluded that it was appropriate to establish a full valuation allowance for its U.S. net deferred tax assets.  The valuation allowance resulted in a $13,694,000 charge to earnings in the quarter ended September 30, 2003.  In addition, Hardinge, Inc. expects to provide a full valuation allowance on future U.S. tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets.

For additional information see Management’s Discussion and Analysis of Results of Operations and Financial Condition.

NOTE F—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share.   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.  For diluted earnings per share, in periods when the Company is profitable, the weighted average number of shares includes common stock equivalents related primarily to restricted stock.  Common stock equivalents are not treated as outstanding for diluted purposes during loss periods, as such inclusion would be anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(dollars in thousands)
Numerator:
Net (loss) income	$(13,430)	$(216)	$(12,947)	$15
Numerator for basic (loss) earnings per share	(13,430)	(216)	(12,947)	15
Numerator for diluted (loss) earnings per share	(13,430)	(216)	(12,947)	15
Denominator:
Denominator for basic earnings (loss) per share -weighted average shares (in thousands)	8,716	8,703	8,703	8,683
Effect of diluted securities:
Restricted stock and stock options (in thousands)		16		31
Denominator for diluted earnings (loss) per share -adjusted weighted average shares (in thousands)	8,716	8,719	8,703	8,714

Basic (loss) earnings per share	$(1.54)	$(.02)	$(1.49)	$.00
Diluted (loss) earnings per share	$(1.54)	$(.02)	$(1.49)	$.00

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

NOTE H—REPORTING COMPREHENSIVE (LOSS) INCOME

During the three and nine months ended September 30, 2003 and 2002, the components of total comprehensive (loss) income consisted of the following  (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net (Loss) Income	$(13,430)	$(216)	(12,947)	$15
Other Comprehensive (Loss) Income
Foreign currency translation adjustments	1,947	325	4,531	7,512
Unrealized gain (loss) on derivatives:
Cash flow hedges	183	(519)	185	(653)
Net investment hedges	(643)	(83)	(1,055)	(2,219)
Other comprehensive income (loss)	1,487	(277)	3,661	4,640
Total Comprehensive (Loss) Income	$(11,943)	$(493)	$(9,286)	$4,655

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at September 30, 2003 and December 31, 2002  (dollars in thousands):

	Accumulated balances
	Sept. 30,	Dec. 31,
	2003	2002
Other Comprehensive (Loss) Income:
Pension liability (net of tax of $3,133)	$(5,112)	$(5,112)
Foreign currency translation adjustments	6,786	2,255
Unrealized gain (loss) on derivatives:
Cash flow hedges, (net of tax of $634 and $782, respectively)	(1,235)	(1,420)
Net investment hedges, (net of tax of $715 and $241, respectively)	(1,340)	(285)
Other Comprehensive (Loss)	$(901)	$(4,562)

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

The Company adopted Financial Accounting Standards No. 142 on January 1, 2002.  The Company performed a preliminary annual impairment test in the third quarter of 2003 and determined that there was no goodwill impairment.  The Company will complete its annual impairment test in the fourth quarter of 2003.

The total carrying amount of goodwill as of September 30, 2003 was $17,165,000.  This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG.  The asset value of this goodwill increased by $775,000, or 4.7%, during the first nine months of 2003, with the entire change caused by the increased dollar value of the Swiss franc, the functional currency of the Company’s HTT subsidiary, whose balance sheet includes this goodwill.

The total carrying amount of intangible assets subject to amortization, as of September 30, 2003, was $797,000, which derived from patents and one non-compete agreement.  The Company’s intangible asset amortization expense was $54,000 for the quarter ended September 30, 2003 and 2002.  The estimated intangible amortization expense for each of the next five years is approximately $200,000, which will vary depending upon additional amortizable intangible assets.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The Interpretation requires certain guarantees to be recorded at fair value, which is different from prior accounting principles generally accepted in the United States.  The Interpretation also requires a guarantor to make new disclosures. The Company adopted this Interpretation with the Form 10-K issued for the period ended December 31, 2002 and implementation has had no material effect on the financial statements.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the periods ended after December 15, 2003.  The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement requires reporting of derivative contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The statement is effective for contracts entered into after June 30, 2003.  The Company has implemented SFAS 149 effective June 30, 2003 and there has been no impact on the financial statements as all the hedging activities since the implementation have been reported pursuant to SFAS 133.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, except for the indefinite deferral of the measurement and recognition guidance in Statement No. 150 related to mandatory redeemable noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under Statement No. 150 because the subsidiary has a limited life and to defer the application of the measurement guidance in Statement 150 to mandatory redeemable noncontrolling interests, that are not within the scope of the deferral described in the preceding sentence, that were issued on or before November 5, 2003.  The Company has implemented Statement No. 150, except for the partial deferral described above, and the implementation had no impact on the consolidated financial statements of the Company.

On November 21, 2002, the Emerging Issues Task Force, an affiliate of the Financial Accounting Standards Board, issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 specifies how a seller is to determine whether a sales transaction involving multiple deliverables contains more than one unit of accounting. One example is the case of a product sale invoiced with a vendor installation service and the issue of whether a portion of the revenue must not be recognized if the installation is not fully completed within the accounting period.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company implemented EITF 00-21 effective July 1, 2003 and the implementation had no material effect on the Company’s financial statements.

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following are management’s comments relating to Hardinge’s results of operations for the three month and nine month periods ended September 30, 2003 and 2002 and in the Company’s financial condition at September 30, 2003.

Quarterly Information

The following table sets forth certain quarterly financial data for each of the periods indicated.

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003 *
	(in thousands, except per share data)
Net Sales	$40,902	$47,494	$43,993
Gross Profit	12,797	14,224	12,789
Income from operations	673	1,624	1,141
Net (loss) income	(97)	580	(13,430)
Diluted earnings (loss) per share	(.01)	.07	(1.54)
Weighted average shares outstanding	8,700	8,716	8,716

	Three Months Ended
	March 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(in thousands, except per share data)
Net Sales	$43,753	$44,062	$39,268	$41,931
Gross Profit	12,583	13,719	11,308	14,001
Income (loss) from operations	855	1,644	(346)	3,010
Net income (loss)	89	142	(216)	1,985
Diluted earnings (loss) per share	.01	.02	(.02)	.23
Weighted average shares outstanding	8,667	8,700	8,719	8,721

*  The net loss of ($13,430,000) for the quarter ended September 30, 2003 included the deferred tax charge of $13,694,000 as described in Note E.

Results of Operations

Net Sales.    Net sales for the quarter ended September 30, 2003 were $43,993,000, an increase of $4,725,000, or 12.0%, as compared to net sales of $39,268,000 during the third quarter of 2002. For the nine months ended September 30, 2003, net sales were $132,389,000, which was $5,306,000, or 4.2%, above the net sales of $127,083,000 during the first nine months of 2002. In both cases, these 2003 sales included the significant favorable impacts of stronger European currencies on the translation of foreign sales into U.S. Dollars. When measured at constant exchange rates, third quarter, 2003 sales were 10.0% above the third quarter of 2002 and September 30, 2003 year-to-date sales were 1.4% below the first nine months of 2002.

Sales to customers in North America were $20,487,000 in the third quarter of 2003, an increase of $4,578,000, or 28.8%, from sales of $15,909,000 in the third quarter of 2002. The third quarter sales increase included sales of Bridgeport machines and repair parts, products which the Company first offered in January of 2003.

For the first nine months of 2003, sales in North America were $56,832,000, which was $2,572,000, or 4.7%, above the sales of $54,260,000 in the first nine months of 2002.

Sales to European customers were $16,576,000 in the third quarter of 2003, an increase of $1,331,000, or 8.7%, as compared to sales of $15,245,000 during the third quarter of 2002. For the first nine months of 2003, sales in Europe were $53,279,000, which was $172,000, or 0.3%, below the sales of $53,451,000 in the first nine months of 2002. Excluding the positive impact of exchange rate changes, as described previously, sales in the third quarter of 2003 increased by 5.0% whereas sales in the first nine months of 2003 declined by 9.6%, reflecting the substantial decline in European machine tool demand.

Other international sales, primarily to customers in Asia, were $6,930,000 in the third quarter of 2003, which was a decrease of $1,184,000, or 14.6%, as compared to sales of $8,114,000 in the third quarter of 2002. These lower sales were due to shipment timing, rather than diminished customer demand. As described later in this analysis, third quarter new orders from this region, at $11,485,000, were 42% above the third quarter of 2002.

For the first nine months of 2003, other international sales were $22,278,000, which was $2,906,000, or 15.0%, above the sales of $19,372,000 in the first nine months of 2002.

Sales in North America accounted for 46.6% of third quarter, 2003 sales, as compared to 40.5% in the third quarter of 2002. Europe represented 37.7% of third quarter sales in 2003 and 38.8% in 2002. Sales to customers in the Asia and Other region represented 15.7% of third quarter, 2003 sales, as compared to 20.7% of sales in the third quarter of 2002.

For the first nine months of 2003, 42.9% of the Company’s sales were to customers in North America, with the remaining 40.3% and 16.8% of sales representing shipments to Europe and the remainder of the world, respectively. In the first nine months of 2002, 42.7% of sales were to North America, with the remaining 42.1% and 15.2% of sales representing shipments to Europe and the remainder of the world, respectively.

Machine sales accounted for 67.0% of revenues for the third quarter of 2003, as compared to 64.5% of revenues in the third quarter of 2002. For the first nine months of 2003, machine sales accounted for 65.4% of revenues, as compared to 65.5% in the first nine months of 2002. Sales of non-machine products and services made up the balance.

The Company’s new orders were $50,712,000 in the third quarter of 2003, which was 39% above the orders of $36,468,000 received in the third quarter of 2002. The Company notes that this is the highest quarterly order rate since June 2001. This increase of $14,244,000 included both the addition of the Bridgeport products and benefits of $1,566,000 due to the previously mentioned dollar exchange rate changes. When measured at constant currency rates, orders were 34.8% higher in the third quarter of 2003 than in the third quarter of 2002.

For the first nine months of 2003, orders of $136,736,000 were 18.2% above the $115,696,000 order rate for the first nine months of 2002. When viewed at constant currency rates, these orders increased by $14,213,000, or 12.3%, as compared to the first nine months of 2002.

The Company’s North American orders, at $22,867,000 in the third quarter of 2003, rose $8,558,000, or 59.8%, as compared to $14,309,000 in the third quarter of 2002. This improvement in orders, which included the benefit of Bridgeport product orders, occurred despite a continuing decline in industry-wide machine tool orders.  The Association for Manufacturing Technology, the primary trade group for the American machine tool industry, has reported that for the first eight months of 2003 metal-cutting machinery orders from U.S. customers were down 16% from the very depressed level of the same period in 2002.

For the first nine months of 2003, North American orders of $64,136,000 were 24.5% above the $51,528,000 order level attained in the first nine months of 2002.

Orders from European customers were $16,360,000 in the third quarter of 2003, which was 16.3% above new orders of $14,072,000 in the third quarter of 2002. For the first nine months of 2003, orders from European customers were $47,145,000. This was 8.8% above the new orders received in the first nine months of 2002. However, excluding the previously mentioned positive impact of exchange rate changes, new European orders in the first nine months of 2003 were 1.5% below the first nine months of 2002.

Third quarter new orders from the Asia and Other region, at $11,485,000, were 42.0% above the new orders received in the third quarter of 2002. Although third quarter orders from Asia benefited from that region’s recovery from SARS, current order and pre-order activity suggests that the strong third quarter order level is likely to continue for the foreseeable future. For the first nine months of 2003, new orders from this region, most of which continued to be from customers in China, were $25,455,000, or 22.2% above the order rate of the first nine months of 2002.

The Company’s September 30, 2003 backlog of $40,723,000 was 3.1% above the September 30, 2002 backlog of $39,514,000 and it was 19.2%, or $6,547,000, above the $34,176,000 backlog at June 30, 2003.

Gross Profit.     Expressed as a percentage of net sales, gross margin was 29.1% for the three months ended September 30, 2003, as compared to 28.8% in the third quarter of 2002. For the first nine months of 2003, gross margin was 30.1% of net sales as compared to 29.6% in the first nine months of 2002. In all these periods, gross margins were reduced by low utilization of the Company’s manufacturing operations in both the United States and Switzerland.

Selling, General and Administrative Expenses.      Selling, general and administrative (“SG&A”) expenses were $11,648,000, or 26.5% of sales, during the third quarter of 2003, which was 0.1% below the SG&A of $11,654,000, or 29.7% of sales, during the third quarter of 2002. The impact of translating foreign operations into U.S. dollars, due to the exchange rate changes discussed previously, caused SG&A to increase by approximately $325,000.  Excluding those currency changes, third quarter SG&A declined by approximately $331,000, or 2.8%, due to continuing cost cutting efforts which were partially offset by higher pension and health care costs in the U.S.

For the first nine months of 2003, SG&A expenses were $36,372,000, or 27.5% of sales, which was $915,000, or 2.6%, above the SG&A of $35,457,000, or 27.9% of sales, during the first nine months of 2002. The foreign currency translation impact was approximately $1,705,000; excluding those currency impacts, SG&A declined by approximately $790,000, or 2.2%, despite the 4.2% increase in net sales. The primary reasons for this improvement are as noted previously.

Income/(Loss) from Operations.      For the quarter ended September 30, 2003, income from operations was $1,141,000, or 2.6% of sales, as compared to a loss of ($346,000), or (0.9%) of sales, in the third quarter of 2002. For the first nine months of 2003, income from operations was $3,438,000, or 2.6% of sales, as compared to $2,153,000, or 1.7% of sales, in the first nine months of 2002. As noted previously, the primary reason for these improvements has been increased sales.

Interest Expense and Income.      Interest expense was $615,000 in the third quarter of 2003, a decrease of  $331,000, or 35.0%, as compared to $946,000 in the third quarter of 2002. For the first nine months of 2003, interest expense was $2,157,000, or 24.2% below the $2,846,000 incurred in the first nine months of 2002. In both cases, the primary reason was decreased borrowing levels. Interest income was $97,000 during the third quarter of 2003, as compared to $48,000 in the third quarter of 2002, and $339,000 in the first nine months of 2003 as compared to $277,000 in the first nine months of 2002.

Income Taxes/(Benefits).     The third quarter, 2003 income tax expense of $13,718,000 included a charge of $13,694,000 to provide a 100% valuation allowance for the Company’s U.S. deferred tax assets. As specified in Statement of Financial Accounting Standards No.109 (SFAS 109), the Company regularly, and at least quarterly, reviewed the recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the Company’s case, this recoverability has been based largely on the likelihood of future taxable income.

During the third quarter of 2003, it became unlikely that the Company’s U.S. operations would return to profitability by the end of 2003, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income and also has a history of recurring pre-tax losses, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. Although the Company sees a higher probability that its U.S. operations will return to profitability sometime during 2004, it does not feel that the high standard of SFAS 109 for positive evidence could be fully met and thus the valuation allowance was established.

For the first nine months of 2003, income tax expense was $13,951,000, largely for the reasons described previously, as compared to a tax benefit of ($719,000) in the first nine months of 2002.

Minority Interest in (Profit) of Consolidated Subsidiary.      The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity which is recorded as a consolidated subsidiary. For the quarter ended September 30, 2003 and 2002, respectively, reductions in net income of $374,000 and $96,000 represented the minority stockholders’ 49% share in the joint venture’s net income. This reduction was $691,000 in the first nine months of 2003, as compared to $322,000 in the first nine months of 2002.

Profit in Investment in Equity Company.     During the third quarter of 2003, Hardinge EMAG GmbH contributed $39,000 of profit from Hardinge’s 50% interest in this joint venture, as compared to $30,000 in the third quarter of 2002. For the first nine months of 2003, this investment contributed $75,000 to net income, as compared to $34,000 in the first nine months of 2002.

Net Income/(Loss).     The net loss for the third quarter of 2003 was ($13,430,000), or ($1.54) per basic and diluted share, as compared to a net loss of ($216,000), or ($0.02) per basic and diluted share, in the third quarter of 2002. For the first nine months of 2003, the net loss was ($12,947,000), or ($1.49) per basic and diluted share, as compared to a profit of $15,000, or less than $.01 per basic and diluted share, in the first nine months of 2002.  These changes were largely due to the $13,694,000 charge for the higher tax provision for increasing the valuation allowance for U.S. deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the nine months ended September 30, 2003 generated cash of $13,460,000, as compared to generating $16,953,000 during the first nine months of 2002, for a decrease in cash generation of $3,493,000. Increased accounts receivable, largely due to higher sales, caused a $3,731,000 decrease in cash generation during the first nine months of 2003, as compared to decreased accounts receivable causing a $931,000 increase in cash generation during the first nine months of 2002, for a combined $4,662,000 of net decrease in cash generation. Another $2,070,000 of decreased cash generation was due to accrued expenses, which increased $171,000 in the first nine months of 2003 but had increased $2,241,000 in the first nine months of 2002. An additional $1,095,000 of reduced cash generation represented decreased depreciation and amortization expense, with $6,446,000 recorded in the first nine months of 2003 as compared to $7,541,000 recorded in the first nine months of 2002. Partially offsetting these and lesser net decreases was a $2,469,000 net increase in cash generation from other assets, which decreased by $2,912,000 in the first nine months of 2003 but had decreased by $5,381,000 during the first nine months of 2002. Another partial offset included income taxes receivable, with a $7,144,000 increase in the first nine months of 2003 as compared to a $5,795,000 increase in the first nine months of 2002, both due to tax refunds in the U.S., for a net increase in cash generation of $1,349,000. Notes receivable was another partial offset, with a $947,000 increase in the first nine months of 2003 as compared to a $51,000 decrease in the first nine months of 2002, for a net increase in cash generation of $998,000.

Capital expenditures used cash of $1,181,000 during the first nine months of 2003, as compared to usage of $2,033,000 during the first nine months of 2002. Capital expenditures were minimized prior to 2002 and the Company does not expect that policy to change in the foreseeable future.

Financing activities used $11,073,000 in the nine months of 2003, as compared to usage of $16,631,000 during the first nine months of 2002, for a net change of $5,558,000, with debt reduction representing $11,011,000 of the September 2003 year-to-date usage and $15,752,000 of the usage in the first nine months of 2002. Dividend payments were $88,000 in the first nine months of 2003 as compared to $780,000 during the first nine months of 2002. The Company replaced quarterly dividends with a policy of semi-annual dividend reviews in May of 2002.

Hardinge’s current ratio was 3.55:1 at September 30, 2003, as compared to 3.34:1 at December 31, 2002.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a third quarter, 2003 charge to establish a 100% valuation allowance on the U.S. net deferred tax asset.

Hardinge maintains various borrowing arrangements. These include a revolving loan agreement with a group of U.S. banks which provides for borrowing of up to $30,000,000 secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. The Company also maintains an $8,000,000 credit line with another U.S. bank. The Company has a loan agreement with a Swiss bank, providing for borrowing of up to 7,500,000 Swiss Francs, or $5,678,000 at the September 30, 2003 exchange rate, secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company. The Company also maintains a mortgage loan with a Swiss bank, which provide for borrowing up to 4,795,000 Swiss Francs, or $3,631,000 at the September 30, 2003 exchange rate, secured by the real property owned by HTT AG, another wholly owned subsidiary of the Company. These facilities, along with other short-term credit agreements and a $19,400,000 term loan, provide for immediate access for up to $77,198,000. Outstanding borrowings under these arrangements totaled $31,596,000, or 40.9% of the agreed borrowing capacity, at September 30, 2003. The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

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

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45,

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  The Interpretation requires certain guarantees to be recorded at fair value, which is different from prior accounting principles generally accepted in the United States. The Interpretation also requires a guarantor to make new disclosures.  The Company adopted this Interpretation with the Form 10-K issued for the period ended December 31, 2002 and implementation has had no material effect on the financial statements.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the periods ended after December 15, 2003.  The Company does not expect FIN 46 to have a material effect on its consolidated financial statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement requires reporting of derivative contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The statement is effective for contracts entered into after June 30, 2003. The Company has implemented SFAS 149 effective June 30, 2003 and there has been no impact on the Company’s financial statements as all of the hedging activities since the implementation have been reported pursuant to SFAS 133.

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity.  Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, except for the indefinite deferral of the measurement and recognition guidance in Statement No. 150 related to mandatorily redeemable noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent’s financial statements under Statement No. 150 because the subsidiary has a limited life and to defer the application of the measurement guidance in Statement 150 to mandatorily redeemable noncontrolling interests, that are not within the scope of the deferral described in the preceding sentence, that were issued on or before November 5, 2003.  The Company has implemented Statement No. 150, except for the partial deferral described above, and the implementation had no impact on the consolidated financial statements of the Company.

On November 21, 2002, the Emerging Issues Task Force, an affiliate of the Financial Accounting Standards Board, issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 specifies how a seller is to determine whether a sales transaction involving multiple deliverables contains more than one unit of accounting. One example is the case of a product sale invoiced with a vendor installation service and the issue of whether a portion of the revenue must not be recognized if the installation is not fully completed within the accounting period.  EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company implemented EITF 00-21 effective July 1, 2003 and the implementation had no material effect on the Company’s financial statements.

This report contains statements of a forward-looking nature relating to the financial performance of Hardinge Inc.  Such statements are based upon information known to management at this time.  The company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the company’s ability to control, and in many cases the company cannot predict what factors would cause actual results to differ materially from those indicated.  Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company’s entry into new product and geographic markets, the company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations. Any forward-looking statement should be considered in light of these factors.  The company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM . 4.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of Hardinge have, as of September 30, 2003, evaluated the disclosure controls and procedures of the Company and have found those controls to be effective.

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

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

A.    Exhibits

10.1         Amendment Number Two to the Term Loan Agreement dated October 24, 2002 among Hardinge Inc., the Banks signatory thereto and JP Morgan Chase Bank as Sole Administrative Agent and KeyBank National Association as Documentation Agent.

10.2         Amendment Number Two to the Multi-currency Credit  Agreement dated October 24, 2002 among Hardinge Inc., the Banks signatory thereto and JP Morgan Chase Bank as Sole Administrative Agent and KeyBank National Association as Documentation Agent

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

32            Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    Reports on 8-K

Current Report on Form 8-K, filed November 5, 2003 in connection with an October 30, 2003 press release announcing third quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

November 13, 2003	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

November 13, 2003	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Executive Vice President/CFO
(Principal Financial Officer)

November 13, 2003	By:	/s/ Richard B. Hendrick
Date		Richard B. Hendrick
Vice President and Controller
(Principal Accounting Officer)