Form 10-K
period 2003-12-31
HARDINGE INC
filed 2004-03-12
CIK 313716

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003.

Commission File Number 0-15760

HARDINGE INC.
(Exact name of registrant as specified in its charter)

NEW YORK	16-0470200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Hardinge Drive, Elmira, New York	14902-1507
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code:
 (607) 734-2281

Securities registered pursuant to Section 12(b) of the Act:
 None

Securities pursuant to section 12(g) of the Act:

Common Stock with a par value of $.01 per share	NASDAQ
Preferred Stock purchase rights	(Name of exchange on which registered)

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $57,190,798, based on the closing price of common stock on the NASDAQ stock exchange on June 30, 2003. Shares of common stock held by each officer and director and by the Company's benefit plans have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

        The number of shares outstanding of the issuer's common stock as of February 1, 2004:

        Common Stock, $.01 par value 8,857,849 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Hardinge Inc.'s Proxy Statement to be filed with the Commission on or about March 24, 2004 are incorporated by reference to Part III of this Form.

PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The headquarters are located in Chemung County, New York, which is on the south-central border of upstate New York. The Company's website is www.hardinge.com. Hardinge's website provides links to all of the Company's filings with the Securities and Exhange Commission. A copy of the 10-K is avaiable on the website or can be obtained by contacting the Investor Relations Department at the Company's executive offices.

        The Company has seven wholly owned subsidiaries and one majority owned subsidiary.

Canadian Hardinge Machine Tool, Ltd	Toronto, Ontario, Canada
Hardinge China, Limited	Hong Kong, People's Republic of China
Hardinge GmbH	Krefeld, Germany
Hardinge Machine Tools, Ltd.	Exeter, England
Hardinge Shanghai Company, Ltd.	Shanghai, People's Republic of China
HTT Hauser Tripet Tschudin AG	Biel, Switzerland
L. Kellenberger & Co. AG	St. Gallen, Switzerland
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China 51%

        The Company has manufacturing facilities located in Chemung County, New York, St. Gallen, Switzerland, Nan Tou City, Taiwan, and Biel, Switzerland. The Company assembles machinery at its Shanghai, PRC facility for delivery to customers in Asia. Hardinge manufactures the majority of the products it sells, purchasing a few machine accessories from other manufacturers for resale.

        References to Hardinge Inc., the "Company", or "Hardinge" are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

Products

        The Company's primary business is manufacturing high-precision computer controlled metal-cutting turning machines, grinding machines, and vertical machining centers, and accessories related to those machines. It considers its products to be among the world's best in terms of accuracy, reliability, durability, and value.

        The Company has been a manufacturer of industrial-use Super-Precision® and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from a rough-formed part by moving multiple cutting tools against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by Hardinge machines, those dimensions are often measured in millionths of inches. Hardinge considers itself to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to those dimensions.

        Grinding is a machining process where a surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of the Company's Kellenberger subsidiary are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part which has been partially completed on a lathe. The grinding machines of Kellenberger, which are manufactured in both CNC and manually controlled models, are generally purchased by the same type of customers as other Hardinge equipment and further the ability of the Company to be a sole source supplier for its customers.

        Hardinge has complemented its precision grinding technology of Kellenberger AG by adding HTT Hauser Tripet Tschudin AG to its grinding machine product line. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and moldmaking applications. Tripet and Tschudin product technology is focused on the specialized grinding needs of high volume production customers.

        Vertical machining centers cut material differently than a turning machine. These machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers as turning machines. A customer can obtain machining centers with the same quality and reliability as the Company's turning machines and can obtain both of them from a single supplier. The Company produces a broad line of machining centers addressing a range of sizes, speeds and powers.

        Generally, Hardinge's machines are computer numerically controlled ("CNC") and use commands from an integrated computer to control the movement of cutting tools, grinding wheels, part positioning, and in the case of turning and grinding machines, the rotation speeds of the part being shaped. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store that program in memory for future use. The machines are able to produce parts while left unattended when connected to automatic bar-feeding, robotics equipment, or other material handling devices designed to supply raw materials.

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

        In addition, the Company offers the most extensive line of workholding and toolholding devices available in the industry, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding and toolholding devices for turning equipment.

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

        The Company markets its machine tools in most areas of the world through a combination of distributors, agents and, manufacturers' representatives. In certain areas of the United States, Canada, China, Germany, and the United Kingdom, the company uses a direct sales force. Generally, distributors have exclusive rights to sell the Company's products in a defined geographic area.

        Certain of the Company's distributors operate independent businesses, purchase machine tools and non-machine products from the Company at discounted prices and maintain inventories of these products and spare parts for their customers, while other distributors only sell machine tools on behalf of the Company and receive commissions on sales. The Company's commission schedule is adjusted to reflect the level of aftermarket support offered by its distributors. The Company's direct sales personnel earn a fixed salary plus commission based upon a percentage of net sales.

        Sales through distributors are made only on standard commercial open account terms and are not included in the Company's financing programs discussed below. Distributors take title to products upon shipment from the Company's facilities and do not have any special return privileges.

        In the past the Company has provided financing terms of up to seven years for qualified end user customers who purchased equipment, primarily in the United States and Canada. These contracts were backed by liens and security agreements. The Company had chosen, when appropriate, to sell underlying U.S. notes receivable contracts to third party, unrelated financial institutions to reduce debt and finance current operations. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There were no repurchase or remarketing agreements with these third parties. As a marketing tool, the Company occasionally offered below market interest rates and deferred payments for up to 6 months. The present value of the impact of these programs was treated as a sales discount at the time of sale. The terms of the interest rates and payment schedules were not changed after the original contract was written, unless a default occured. The Company discontinued providing financing itself in 2002 and began outsourcing long-term customer financing to third parties.

        The Company is able to work with the third party financing companies to offer special terms to customers to continue the marketing benefits of the program. The amount of the charge from the third party financing company for these special programs is treated as a discount to sales at the time of the contract. There are no repurchase or remarketing agreements with these third parties.

        The Company's non-machine products are mainly sold in the United States through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, the Company is able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. The Company can package and ship items with heavy demand within several hours. In other parts of the world, these products are sold through distributor arrangements associated with machine sales.

        The Company promotes recognition of its products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, the Company markets its non-machine products through publication of general catalogues and other targeted catalogues, which it distributes to existing and prospective customers. The Company has a substantial presence on the internet at www.hardinge.com where customers can obtain information about the Company's products and place orders for workholding products.

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

Competitive Conditions

        The primary competitive factors in the marketplace for the Company's machine tools are reliability, price, delivery time, service and technological characteristics. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. In the size and precision level the Company addresses with its turning machines, the primary competition comes from several Japanese, German, Taiwanese and Korean manufacturers. The Company's primary competition for machining centers comes from manufacturers in the U.S., Taiwan and Korea. The Kellenberger and HTT machines compete with machines from Japanese, German and other Swiss manufacturers. Management considers its segment of the industry to be extremely competitive. The Company believes that it brings superior quality, reliability, value, availability, capability and support to its customers.

Sources and Availability of Raw Materials

        The Company manufactures and assembles its lathes and related products at its Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant and HTT products are produced at its Biel, Switzerland facility. Hardinge produces its machining centers and a line of lathes at its majority-owned subsidiary in Taiwan. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, and bar steel. Although the Company's operations are highly integrated, it purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in past years.

        A major component of the Company's CNC machines is the computer and related electronics package. The Company purchases these components for its lathes and machining centers primarily from Fanuc Limited, a large Japanese electronics company, except on occasions where a significant customer order specifies a different control. In 2000, the Company announced the introduction of a Siemens (a German control manufacturer) control on its line of machining centers. The Company offers Heidenhain (another German control manufacturer) and Fanuc controls on its grinding machines. While the Company believes that design changes could be made to its machines to allow sourcing from several other existing suppliers, and occasionally does so for special orders, a disruption in the supply of the computer controls from one of its suppliers could cause the Company to experience a substantial disruption of its operations, depending on the circumstances at the time. The Company purchases parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

Research and Development

        The Company's ongoing research and development program involves creating new products, modifying existing products to meet market demands and redesigning existing products to add both new functionality and reduce the cost of manufacturing. The research and development departments throughout the world are staffed with experienced design engineers with varying levels of education, from technical through doctora1 degrees.

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $8,229,000, $8,757,000, and $9,798,000, in 2003, 2002, and 2001, respectively.

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

        The ability to deliver products within a short period of time is an important competitive criterion. Also, the Company feels it is important, where practical, to provide readily available replacement parts for the machines it sells. The Company carries inventory at levels to meet these customer requirements.

        For many years, the Company periodically sold to various financial institutions a substantial portion of the customer notes receivable generated by its customer financing program. The Company discontinued providing financing in 2002, and began arranging for outside third party financing to its customers. While the Company's customer financing program has an impact on its month-to-month borrowings, it has had little long-term impact on its working capital requirements because of the subsequent sales of these notes to financial institutions.

Backlog

        The Company normally ships its machine products within two to three months after order. The Company's order backlog was $42,747,000 at December 31, 2003, compared to $37,024,000 at December 31, 2002.

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

        Environmental sampling at the Company's former New York manufacturing facility following the removal of an underground storage tank disclosed the presence of hydrocarbon contamination in surrounding soils. An environmental consultant retained by the Company prepared a site assessment and remedial action plan which were adopted and approved by the New York State Department of Environmental Conservation (DEC). Pursuant to the timetable set forth in the remedial action plan, the Company completed the construction phase of the cleanup in the first quarter of 1996. On August 31, 1998, the DEC notified the Company that it could decommission the pump and treat system, skim product from one of the wells, and bioremediate in three locations. On October 30, 2002 the DEC notified Hardinge that, based upon a number of factors, including removal of the source of the potential impact, lack of any environmentally sensitive receptors currently being impacted by contamination from the site, and current site usage, the site would require no further remedial action.

        Although the Company believes, based upon information currently available to management, that it will not have material liabilities for environmental remediation, there can be no assurance that future remedial requirements or changes in the enforcement of existing laws and regulation, which are subject to extensive regulatory discretion, will not result in material liabilities.

Employees

        As of December 31, 2003 the Company employed 1,187 persons, 574 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

Foreign Operations and Export Sales

        Information related to foreign and domestic operations and sales is included in Note 8 to the consolidated financial statements contained in this Annual Report. The Company believes that its subsidiaries operate in countries in which the economic climate is relatively stable.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Owned Properties
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	80 acres 515,000 sq. ft.
Elmira, New York	Warehouse	12 acres 176,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	8 acres 162,924 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Turnkey Systems	4 acres 41,500 sq. ft.
Exeter, England	Sales, Marketing, Demonstration, Service, Turnkey Systems and Administration	2 acres 27,500 sq. ft.
Location	Type of Facility	Square Footage	Lease Expiration Date
Leased Properties
Krefeld, Germany	Sales, Service and Demonstration	4,000 sq. ft.	1/01/07
Santa Ana, California	Sales	2,900 sq. ft.	7/31/07
Cleveland, Ohio	Sales, Service and Demonstration	10,000 sq. ft.	8/31/05
Shanghai, PRC	Product Assembly, Sales, Service, Demonstration and Administration	14,500 sq. ft.	7/31/09
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Service, Demonstration and Administration	110,000 sq. ft.	3/06/19
Biel, Switzerland	Manufacturing, Marketing Sales, Service, and Administration	48,616 sq. ft.	8/31/05
St. Gallen, Switzerland	Manufacturing and Trade	21,118 sq. ft.	8/02/06

ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is anticipated to be material to its financial condition or results of operations.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2003, no matters were submitted to a vote of security holders.

PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

	2003			2002
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31	$8.25	$6.85	$.00	$14.85	$9.01	$.06
June 30	8.34	6.45	.01	13.68	9.75	.03
September 30	9.49	7.90	.00	10.07	7.37	.00
December 31	11.58	8.30	.01	8.47	5.75	.01

        At February 1, 2004, there were 3,298 holders of record of common stock.

ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA
Net sales	$185,302	$169,014	$209,522	$189,479	$178,533
Cost of sales	130,698	117,403	145,508	128,531	121,375
Unusual charge(2)			27,237

Gross profit	54,604	51,611	36,777	60,948	57,158
Selling, general and administrative expenses(3)	47,638	44,900	53,209	47,037	46,261
Provision—doubtful accounts(2)	93	1,548	6,676	1,242	1,280
Impairment charge(2)			5,519

Operating income (loss)	6,873	5,163	(28,627)	12,669	9,617
Interest expense	2,917	3,978	3,656	1,736	1,743
Interest (income)	(500)	(496)	(509)	(582)	(565)

Income (loss) before income taxes and minority interest in consolidated subsidiary and in investment of equity company	4,456	1,681	(31,774)	11,515	8,439
Income taxes (benefits)(1)	14,667	(868)	(10,245)	3,631	3,054
Minority interest in (profit) loss of consolidated subsidiary	(1,257)	(566)	(642)	(263)	656
Profit (loss) in investment of equity company	184	17	318	(89)

Net (loss) income(1)(2)	$(11,284)	$2,000	$(21,853)	$7,532	$6,041

PER SHARE DATA:
Weighted average number of common shares outstanding	8,708	8,687	8,695	8,755	9,287
Basic earnings (loss) per share	$(1.30)	$.23	$(2.51)	$.86	$.65

Weighted average number of common shares outstanding	8,708	8,687	8,695	8,794	9,287
Diluted earnings (loss) per share	$(1.30)	$.23	$(2.51)	$.86	$.65

Cash dividends declared per share	$.02	$.10	$.53	$.56	$.56

BALANCE SHEET DATA
Working capital	$103,280	$103,864	$61,837	$120,324	$117,723
Total assets	245,707	256,285	257,872	283,116	241,457
Total debt	23,301	42,002	60,558	58,559	27,593
Shareholders' equity	139,086	145,786	141,215	169,463	171,714

(1)
2003 results include a non-cash charge for income tax expense of $12,905 to provide a valuation allowance for the Company's U.S. deferred tax assets as required by FAS 109.

(2)
2001 results include an unusual charge of $27,237 for inventory write-downs for underperforming product lines; a one time additional provision for doubtful accounts of $5,200; and $5,519 for impairment of goodwill and other underutilized assets. The after tax impact of those unusual items was $26,455 in aggregate.

(3)
2001, 2000, and 1999 SG&A included amortization of goodwill of $826, $144, and $144, respectively, whereas, 2003 and 2002 had no amortization expense due to the adoption of Statement of Financial Accounting Standards No. 142, as discussed in Note 1 to the Financial Statements.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    The Company's primary business is manufacturing high-precision computer controlled metal-cutting and grinding machines and related accessories. The Company is geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Over 56% of its 2003 sales were to customers outside North America, and 52% of its employees are outside of North America.

        The Company's machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. The Company's management believes that a key performance indicator is its order level as compared to industry measures of market activity levels.

        The U.S. market activity metric most closely watched by management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. In 2003, industry-wide orders for metal cutting machine tools decreased 6% from the previous year. In 2002, orders decreased by 25% from 2001.

        Similar information regarding machine tool consumption in foreign countries is published in various trade journals. In Germany, the Company's second largest market, consumption measured in local currencies decreased by 17% when comparing 2003 to 2002, while it decreased by 20% when comparing 2002 to 2001. In China, the Company's next largest market, consumption increased by 27% from 2002 to 2003, and increased by 20% from 2001 to 2002. In the United Kingdom, the fourth largest market for the Company, machine tool consumption measured in pound sterling decreased by 13% when comparing 2003 to 2002, and by 26% when comparing 2002 to 2001.

        Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the Company's products. One such measurement is the PMI (formerly called the Purchasing Manager's Index), as reported by the Institute for Supply Management. This measurement has been on an increasing trend during 2003 and, in fact, has reached its highest level in the past 10 years. Another measurement is capacity utilization, as reported by the Federal Reserve Board. This measurement has been on an upward trend, but has not yet reached the levels that have historically preceded a strong level of capital spending by manufacturers. The Company's management is not aware of comparably reliable measures of foreign demand or customer activity.

        Other key performance indicators are geographic distribution of sales and orders, gross margin as a percent of sales, income from operations, working capital changes and debt level trends. In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation, and development of new products are also key performance indicators.

        The Company recorded a deferred tax charge in September 2003 which reflected a full-year 2003 impact of $12,905,000. As explained in Note 7 to the Consolidated Financial Statements, this charge, reflecting Statement of Financial Accounting Standards No. 109, established a valuation allowance offsetting the Company's entire U.S. deferred tax asset. As also explained in Note 7, the Company's management continues to believe that these deferred tax assets will be fully utilized as credits against tax expense on future taxable income well before the assets would expire. Reasons cited include the $10,000,000 average annual pretax profit earned by the Company's U.S. operations in the years 1990-2000 and the lengthy carry-forward period provided by current tax law, which for the Company's current deferred tax assets extends until 2021-2023.

        The Company's management believes currency exchange rate changes are significant to reported results for several reasons. The Company's primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the yen, euro, and Swiss franc to be central to competitive pricing in all of the

Company's markets. Also, the Company translates the results of its Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. dollar may affect comparative data significantly. The Company also purchases computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

        In the past two years, pension liabilities have represented another significant uncertainty for the Company. The Company provides defined benefit pension plans for eligible employees in the U.S., Switzerland, England, and Taiwan. Recent declines in interest rates used to calculate the present value of future pension obligations and negative U.S. and UK equity market investment returns in 2002 have resulted in deferred pension charges to equity of $3,940,000 in 2003 and $5,112,000 in 2002. Although these are non-cash charges that do not affect net income, the underlying economic causes reflect a risk of increased future pension expense. As discussed later, further large pension charges driven by declines in interest rates or lower than assumed investment returns may require the Company to negotiate changes to its current borrowing arrangements.

Results of Operations

2003 Compared to 2002

        Orders and Backlog:    The Company's new orders rose 20.1% to $186,447,000 in 2003 compared to $155,271,000 in 2002, as shown in the table below:

Orders from Customers in:	2003	2002	Change	% Change
	(dollars in thousands)
North America	$87,822	$70,353	$17,469	24.8%
Europe	64,515	55,405	9,110	16.4%
Asia & Other	34,110	29,513	4,597	15.6%

Total	$186,447	$155,271	$31,176	20.1%

        This $31,176,000 increase in new orders, however, included $10,983,000 due to the decline in the exchange rate of the dollar. This represents the increased dollar value of the orders originally recorded in the Swiss franc and other local currencies of the Company's foreign subsidiaries when those orders are translated into U.S. dollars for consolidation. The remaining $20,193,000 increase in orders represents a 13.0% increase over 2002 orders.

        The Company's North American orders rose despite a continuing decline in industry-wide orders, with 2003 metal-cutting machinery orders from U.S. customers, as reported by the Association for Manufacturing Technology, 6% below the already depressed levels of 2002. U.S. orders for Hardinge's traditional products outpaced the overall industry. The Company also added incremental new business from the Bridgeport knee mills, repair parts and services added in 2003 based on the five-year licensing agreement executed in November 2002.

        Orders from European customers were 16.4% above 2002 orders. However, excluding the previously mentioned impacts of exchange rate changes, European orders in 2003 were only 2.3% above 2002 levels. European order levels reflect low economic growth throughout continental Europe. Given the euro's strength and other political and economic factors, the Company's management is concerned that this may limit business activity in 2004.

        Orders from Asia and Other regions were 15.6% above the record level achieved in 2002. Although second quarter orders from Asia were clearly lower as a result of the SARS outbreak, the Company believes that full-year 2003 order levels were not significantly affected. Current order and pre-order activity in this market suggests that 2004 orders here will continue to increase.

        The Company's December 31, 2003 backlog of $42,747,000 was 15.5% above the December 31, 2002 backlog of $37,024,000. The previously described currency exchange rate changes significantly increased the dollar value of the backlogs of the Company's foreign subsidiaries. Excluding those impacts, the Company's backlog increased by 8.5%.

        The following table summarizes certain financial data for 2003 and 2002:

	Year Ended December 31,
	2003	2002	Change	% Change
	(dollars in thousands)
Net Sales	$185,302	$169,014	$16,288	9.6%
Gross Profit	54,604	51,611	2,993	5.8%
Income from operations	6,873	5,163	1,710	33.1%
Profit before taxes	4,456	1,681	2,775	165.1%
Net (loss) income	(11,284)	2,000	(13,284)
Gross Profit as % of sales	29.5%	30.5%	-1.0%
PBT as % of sales	2.4%	1.0%	1.4%
Net (loss) income as % of sales	-6.1%	1.2%	-7.3%

        Net Sales.    Net sales were $185,302,000 in 2003, compared to $169,014,000 in 2002. This increase of $16,288,000, or 9.6% of the 2002 sales level, included all three sales regions, as shown below:

Sales to Customers in:	2003	2002	Change	% Change
	(dollars in thousands)
North America	$80,087	$69,400	$10,687	15.4%
Europe	73,863	71,154	2,709	3.8%
Asia & Other	31,352	28,460	2,892	10.2%

	$185,302	$169,014	$16,288	9.6%

        The previously discussed decline in the exchange rate of the dollar against the Swiss franc and other currencies resulted in $11,809,000 of this increase. Excluding exchange rate impacts, sales rose 2.7%.

        Sales to customers in North America increased 15.4% despite the previously described 6% decline in 2003 metal-cutting machine orders from U.S. manufacturers. Sales of Bridgeport knee mills, repair parts and service, which began during the first quarter of 2003, and a single large order from an auto parts manufacturer, contributed approximately $13,000,000 to 2003 sales. Excluding these two impacts, net sales to customers in the U.S. would have declined by 3.3%.

        Sales to European customers were 3.8% above 2002 sales. However, excluding the previously described impacts of exchange rate translation effects, 2003 sales to European customers were 8.8% below 2002 sales. As previously described, European demand for machine tools has been dramatically reduced by the euro's stronger value and the Company's management believes that activity in this important market may remain under pressure in 2004.

        Sales in the Asia and Other region, primarily sales to China, rose 10.2% to $31,352,000 in 2003 compared to $28,460,000 in 2002. This reflects the Company's continuing initiatives to expand its sales and manufacturing capabilities within China. As noted previously, recent order activity in this region suggests that 2004 orders will continue to increase.

        The geographic mix of sales is further reflected as percentages of total sales as shown in the table below:

Sales to Customers in:	2003	2002	Change
North America	43.2%	41.1%	2.1%
Europe	39.9%	42.1%	-2.2%
Asia & Other	16.9%	16.8%	0.1%

Total	100.0%	100.0%

        Machine sales represented 68.3% of 2003 revenues, as compared to 66.5% of 2002 sales. Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

        Gross Profit.    Gross margin was $54,604,000 in 2003, compared to $51,611,000 in 2002, reflecting the higher sales levels described previously. Stated as a percent of sales, gross margin was 29.5% in 2003 compared to 30.5% in 2002. Gross margins were adversely impacted in both years by lower recovery of fixed manufacturing overhead due to reduced production levels, reflecting the prolonged downturn in U.S. machine tool demand and the 2003 decline in European machinery demand. The Company has implemented personnel reductions and other cost reduction measures throughout its North America and European operations but these have only partially offset the impacts of lower production volumes.

        Selling, General, and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the year 2003 were $47,638,000, or 25.7% of net sales, compared to $44,900,000, or 26.6% of sales, in 2002. Excluding the effects of exchange rate translation changes, as described previously, SG&A expenses increased by only $225,000. SG&A expenses as a percentage of sales decreased due to the impact of comparing the semi fixed portions of these expenses against a larger sales volume.

        Provision for Doubtful Accounts.    Bad debt expense was $93,000 for the year 2003, compared to $1,548,000 incurred during 2002. Each quarter, the Company reviews the sufficiency of its allowance for bad debts, based upon its recent experience, prior years experience and the makeup and aging of its current receivables, and adjusts the allowance for bad debts accordingly. In 2003, these reviews led to reduced expense as less additional provision was warranted. In addition, certain foreign entities, based on their several years of minimal bad debt write-offs, recorded reductions to their prior allowance for bad debts which exceeded their current year charges by $368,000.

        Income from Operations.    Income from operations was $6,873,000, or 3.7% of sales, during 2003, compared to $5,163,000, or 3.1% of sales, in 2002, largely due to the increased sales and other factors described previously.

        Interest Expense & Interest Income.    Interest expense for the year 2003 was $2,917,000 compared to $3,978,000 in 2002. This 26.7% decrease was largely due to reduced average borrowings. Interest income, primarily derived from previous years' internally financed customer sales, was $500,000 in 2003 and $496,000 in 2002.

        Income Taxes/Benefits.    The 2003 income tax expense of $14,667,000 included a charge of $12,905,000 to provide a valuation allowance for the Company's U.S. deferred tax assets. As specified in Statement of Financial Accounting Standards No.109 (SFAS 109), the Company regularly reviewed the recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the Company's case, this recoverability had been based largely on the likelihood of future taxable income.

        During the third quarter of 2003, it became unlikely that the Company's U.S. operations would return to profitability by the end of 2003, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income and also has a three year cumulative pre-tax loss, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. Although the Company is optimistic that its U.S. operations will return to profitability during 2004, it did not feel that this high standard for positive evidence could be fully met and the valuation allowance was established.

        The 2002 income tax benefit contributed $868,000 to 2002 net income and occurred despite a consolidated pre-tax income of $1,681,000. The 2002 income tax benefit included a favorable foreign taxing authority ruling, which contributed $472,000 not related to 2002 income. The 2002 tax benefits were also driven by the combination of profits earned in jurisdictions with comparatively lower tax rates offset by significant losses incurred in jurisdictions with higher tax rates.

        Minority Interest In (Profit) of Consolidated Subsidiary.    The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In 2003 and 2002, respectively, $1,257,000 and $566,000 of reductions in consolidated net income represent the minority stockholders' 49% share in the joint venture's net income.

        Profit In Investment of Equity Company.    The Company was 50% owner of Hardinge EMAG GmbH, a joint venture with a German machine tool manufacturer, until the Company sold this investment in December 2003. The Company's 50% share of the joint venture generated profits for Hardinge of $184,000 in 2003, compared to a profit of $17,000 recognized in 2002.

        Net (Loss) Income.    A net loss of $(11,284,000) was incurred for the year 2003, or $(1.30) per basic and diluted share, compared to a profit of $2,000,000, or $.23 per basic and diluted share for the year 2002. As previously described, the 2003 loss included a $12,905,000 charge for a valuation allowance against the Company's U.S. deferred tax assets.

Results of Operations

2002 Compared to 2001

        Orders and Backlog:    The Company's new orders declined 21.2% in 2002, due to industry-wide declines in the North American and European markets, with impacts as shown in the table below:

Orders from Customers in:	2002	2001	Change	% Change
	(dollars in thousands)
North America	$70,353	$93,803	$(23,450)	-25.0%
Europe	55,405	80,551	(25,146)	-31.2%
Asia & Other	29,513	22,709	6,804	30.0%

Total	$155,271	$197,063	$(41,792)	-21.2%

        The Company's North American orders declined by 25%, reflecting the further downturn in U.S. demand for machine tools. The Association for Manufacturing Technology (AMT) has reported that 2002 metal-cutting machinery orders from U.S. customers were 25% below the already depressed levels of 2001.

        Orders from European customers were 31.2% below 2001 orders. European order levels reflect a significant decline in economic activity throughout continental Europe.

        The Company's 2002 orders from the Asia and Other region were 30% above their 2001 level. Orders from customers in the very strong China market constituted well over half of the region's orders in both years.

        The Company's backlog at December 31, 2002 was $37,024,000, a decline of 27.7% from the $51,202,000 backlog at December 31, 2001.

        The following table summarizes certain financial data for 2002 and 2001:

	2002	2001	Change	% Change
	(dollars in thousands)
Net Sales	$169,014	$209,522	$(40,508)	-19.3%
Gross Profit	51,611	36,777	14,834	40.3%
Income (loss)from operations	5,163	(28,627)	33,790
Profit (loss) before taxes	1,681	(31,774)	33,455
Net income (loss)	2,000	(21,853)	23,853
Gross Profit as % of sales	30.5%	17.6%	12.9%
PBT as % of sales	1.0%	-15.2%	16.2%
Net income as % of sales	1.2%	-10.4%	11.6%

        Net Sales.    Net sales for the year 2002 declined 19.3%, with sales declines in all three geographic regions as shown in the table below.

Sales to Customers in:	2002	2001	Change	% Change
	(dollars in thousands)
North America	$69,400	$98,134	$(28,734)	-29.3%
Europe	71,154	79,611	(8,457)	10.6%
Asia & Other	28,460	31,777	(3,317)	-10.4%

Total	$169,014	$209,522	$(40,508)	-19.3%

        Sales to customers in North America declined 29.3%. This decrease was caused by a continuing severe industry-wide drop in machine tool orders by U.S. manufacturers and job shops. The Association for Manufacturing Technology, the primary U.S. trade group for machine tool manufacturers, reported that U.S. orders for metal-cutting machinery declined by 25.1%, to $1.8 billion in 2002, as compared to $2.4 billion in 2001. Sales in the U.S. market were also reduced by the very high level of manufacturing company bankruptcies and loan defaults, leading to a surplus of used equipment available for sale.

        Sales to European customers also declined 10.6% in 2002. Industry information, including the reported diminished sales and financial results of several European machine tool companies, indicate that European customers purchased significantly fewer machine tools in 2002 than 2001.

        Sales to other areas of the world decreased 10.4%. Sales to customers in the Peoples' Republic of China remained strong in both years, but the unusually high backlog of these customers' orders at the start of 2001 caused the Company's record sales there in the first two quarters of 2001.

        The geographic mix of sales is further reflected as percentages of total sales below:

Sales to Customers in:	2002	2001	Change
North America	41.1%	46.8%	-5.7%
Europe	42.1%	38.0%	4.1%
Asia & Other	16.8%	15.2%	1.6%

Total	100.0%	100.0%

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

        Selling, General, and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the year 2002 were $44,900,000, or 26.6% of net sales, as compared to $53,209,000, or 25.4% of sales, in 2001. This 15.6% reduction in SG&A spending, or $8,309,000, reflected workforce reductions and spending controls throughout the Company's operations which began in 1999 but were increased during 2002. The 2001 SG&A also included $826,000 amortization of goodwill, whereas the comparable 2002 did not include such expense due to Statement of Financial Accounting Standards No. 142, which the Company implemented effective January 1, 2002.

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

        Impairment Charges.    No impairment charges were incurred in 2002. The 2001 impairment charges of $5,519,000 included $3,542,000 for the impairment of purchased goodwill related to the 1997 acquisition of Hansvedt Industries. The Company discontinued sales of Hansvedt products in 2001 because these products consumed high levels of pre-sale and post-sale support and sales for the first nine months of 2001 were only $1,900,000. The additional $1,977,000 represented impairment of other assets, which have since been sold or offered for sale, and other lesser charges. The result of these measures was to reduce future expenses related to underutilized assets. The combined savings in future depreciation, amortization and aircraft operating expenses is estimated to be approximately $750,000 per year.

        Income from Operations.    Income from operations was $5,163,000, or 3.1% of sales, during 2002, as compared to a loss of $(28,627,000) in 2001. The 2001 results included the unusual inventory charge of $27,237,000, the additional provision for bad debts of $5,200,000 and the $5,519,000 of impairment charges, all as discussed previously. The remaining changes in 2002 results were largely due to the 19.3% reduction in sales volume, and related impacts on recovery of fixed manufacturing costs, less the various cost reduction initiatives undertaken, all as discussed previously.

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

        Income Taxes.    Income tax benefits contributed $868,000 to 2002 net income as compared to contributing $10,245,000 in 2001. The 2002 tax benefit was despite a consolidated pre-tax income of $1,681,000. This income tax benefit included a favorable foreign taxing authority ruling, which contributed

$472,000 not related to current year income. The 2002 tax benefits were also driven by the combination of profits earned in jurisdictions with comparatively lower tax rates offset by significant losses incurred in jurisdictions with higher tax rates. For details of domestic versus foreign pre-tax earnings, see Note 7 to the Financial Statements.

        The 2001 income tax benefit reflected a consolidated tax rate of 32.2% on the pre-tax loss of ($31,774,000), which included the unusual inventory charge of $27,237,000, the one time additional provision for bad debts of $5,200,000 and the $5,519,000 of impairment charges, which contributed 2001 income tax benefits of $11,501,000.

        Including the effects of these tax benefits, the Company had a net U.S. deferred tax asset of $13,424,000 at December 31, 2002. Given the Company's history of U.S. earnings during past cycles and the expected market cycle upturn, which is based on independent analyses of the U.S. machine tool market as well as the Company's forecasts, the Company believed it would generate the estimated $35,300,000 of U.S. taxable income needed to realize the value of this net deferred tax asset. Therefore, no valuation allowance was recorded at that time.

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

        Net Income (Loss).    Net income for the year 2002 was $2,000,000, or $.23 per basic and diluted share, compared to a loss of ($21,853,000), or ($2.51) per basic and diluted share for the year 2001. As noted previously, the 2001 loss included the unusual inventory charge of $27,237,000, the one time additional provision for bad debts of $5,200,000, the $5,519,000 of impairment charges, and the related income tax benefits of $11,501,000.

        The 2002 results were significantly impacted by the 19.3% reduction in sales volume, as compared to 2001, and related reductions in recovery of fixed manufacturing costs, less the various cost reduction initiatives undertaken, all as discussed previously.

Liquidity and Capital Resources

        The Company's current ratio at December 31, 2003 was 3.34:1, the same as at December 31, 2002.

        As shown in the consolidated statements of cash flows, cash generated from operating activities was $22,211,000 in 2003, as compared to $21,875,000 generated during 2002, for an increase in cash generation of $336,000 or 1.5%.

        The table below illustrates the difference in cash provided by the major line items from the Statements of Cash Flows indicated for 2003 versus 2002:

	Cash Flow 2003	Cash Flow 2002	Change in Cash Flow
	(dollars in thousands)
Net (loss) income	$(11,284)	$2,000	$(13,284)
Provision for deferred taxes	13,291	2,249	11,042
Depreciation and amortization	8,668	8,967	(299)
Accounts receivable	(3,256)	2,312	(5,568)
Inventory	5,296	6,189	(893)
Income taxes receivable	5,795	(1,147)	6,942
Other assets	(2,300)	2,930	(5,230)
Accrued expenses	5,337	(5,014)	10,351
Accounts payable	(1,217)	337	(1,554)
Other	1,881	3,052	(1,171)

Cash from operating activities	$22,211	$21,875	$336

        The 2003 net loss of $(11,284,000) and the $13,291,000 2003 change in provision for deferred taxes both included the $12,905,000 deferred tax charge described previously. The next largest decrease in cash generation was in accounts receivable, which increased 15.9% due to the 26.2% increase in fourth quarter 2003 sales as compared to the fourth quarter of 2002.

        The $6,942,000 change in cash generation from income taxes receivable was largely due to the 2003 receipt of the $5,795,000 income tax receivable on the balance sheet at December 31, 2002.

        The Company previously provided long-term financing for the purchase of its equipment by qualified end-user customers in North America. In 2002, the Company replaced the prior internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized most, but not all, of the remaining contract balance.

        In order to reduce debt and finance current operations, the Company previously sold a substantial portion of its underlying customer notes receivable to various financial institutions. In both 2003 and 2002, largely because of the program replacement described previously, there were no sales of customer notes. The remaining outstanding balances of all notes sold as of December 31, 2003 was $15,686,000, as compared to $32,288,000 at December 31, 2002. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There were no repurchase or remarketing agreements with these financial institutions.

        Long-term customer notes receivable which were not sold and are still held by the Company totaled $7,733,000 and $8,392,000 at December 31, 2003 and December 31, 2002, respectively.

        The Company conducts some of its manufacturing, sales and service operations from leased space, with lease terms up to 20 years, and uses certain data processing equipment under lease agreements expiring at various dates during the next two years. Rent expense under these leases totaled $2,852,000, $2,587,000, and $2,479,000 during the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum payments under noncancelable operating leases over the next five years are listed in the table below:

Year	Future minimum lease payments
(in thousands)
2004	$1,633
2005	1,104
2006	706
2007	517
2008	498

        Total capital expenditures were $1,534,000 in 2003, as compared to $2,337,000 in 2002. The 2003 spending, which includes $1,160,000 for equipment at the Company's two grinding machine subsidiaries in Switzerland and $288,000 for capacity expansion at the Company's Taiwan joint venture, compares to $7,650,000 of 2003 depreciation expense and represents only 2.2% of the December 31, 2002 net book value of all fixed assets. The Company currently plans to increase capital spending in 2004 to expand its manufacturing presence in China and to upgrade its accessory manufacturing in the U.S. Total 2004 capital expenditures of $3,000,000 to $5,000,000 will be financed through operations or available bank borrowings.

        Financing activities during 2003 used cash of $19,817,000, primarily for the paydown of debt, which decreased by $19,664,000 during 2003. During 2002, financing activities used $22,165,000 of cash, of which $20,927,000 was for the paydown of debt. Payment of dividends used $178,000 of cash in 2003 as compared to $868,000 during 2002.

        Hardinge maintains a revolving loan agreement with a group of U.S. banks that expires in August 2005. The loan agreement provides for borrowings of up to $30,000,000 secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. At December 31, 2003, borrowings under this agreement totaled $896,000.

        The Company also has a $18,200,000 term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. The term loan provides for quarterly payments of $1,200,000 through March 2007.

        The Company's Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks that permit borrowing up to 9,500,000 Swiss francs, equivalent to approximately $7,674,000. There were borrowings of $17,000 under these facilities at December 31, 2003. The Company also has loan agreements with a Swiss bank which provide for borrowings up to 9,745,000 Swiss francs which is equivalent to approximately $7,872,000. Borrowings on these facilities at December 31, 2003 were $1,814,000. These agreements are secured by the real property owned by the two Swiss subsidiaries.

        The following table shows the future minimum payments under these financing arrangements:

Year	Future minimum debt payments
(in thousands)
2004	$5,002
2005	5,007
2006	5,014
2007	4,018
2008	223

        These facilities, along with other short-term credit agreements, provide for immediate access of up to $73,961,000. Outstanding borrowings under these arrangements totaled $23,301,000, or 31.5% of the Company's borrowing capacity, at December 31, 2003.

        The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

Off Balance Sheet Arrangements

        The Company does not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        The Company's earnings are affected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $67,000 in 2003 and $312,000 in 2002, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements.

        A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company currently manufactures its products in the United States, Switzerland, Taiwan and China using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent company purchases grinding machines manufactured in Switzerland by its two Swiss subsidiaries. Likewise, it purchases vertical machining centers and other machines manufactured in Taiwan by its 51% owned Taiwanese subsidiary, and it purchases vertical lathes from a manufacturer in Germany. The Company's subsidiaries in the U.K., Germany, Switzerland and Canada sell products in local currency to customers in those countries. The Company's Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, Euro, New Taiwan Dollar, and Japanese yen. For example, when the U.K. pound or Swiss franc strengthens against other European currencies, the value of sales denominated in these other currencies decreases when translated to pounds or Swiss francs. When the U.S. dollar strengthens against the Japanese yen, the price of competitive Japanese imports to the United States decreases. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based purchases and sales, the Company regularly hedges by entering into foreign exchange forward contracts for amounts less than its projected 3 to 6 months of such purchase and sales transactions.

Discussion of Critical Accounting Policies

        The preparation of the Company's financial statements requires the application of a number of accounting policies which are described in the notes to the financial statements. These policies require the use of assumptions or estimates, which, if interpreted differently under different conditions or circumstances, could result in material changes to the reported results. Following is a discussion of those accounting policies, which were reviewed with the Company's audit committee, and which the company feels are most susceptible to such interpretation.

        Accounts and Notes Receivable.    The Company assesses the collectibility of its trade accounts and notes receivable using a combination of methods. It reviews large individual accounts for evidence of circumstances that suggest a collection problem might exist. Such situations include, but are not limited to, the customer's past history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and recent collection activities. The Company's notes receivable are limited to machine sales to end-user customers in North America, and a security interest is normally maintained in the equipment sold under terms of the notes. In cases where repossession may be likely, the Company, on a quarterly basis, estimates the probable resale potential of the assets to be repossessed net of repossession, refurbishment and resale costs, and provides a reserve for the remaining receivable balance after realization of such proceeds. Also on a quarterly basis, the Company provides a reserve for losses based on current payment trends in the economies where it holds concentrations of receivables and provides a reserve for what it believes to be the most likely risk of uncollectibility. In order to make these allowances, the Company relies on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

        Inventories.    The Company uses a number of assumptions and estimates in determining the value of its inventory. An allowance is provided for the value of inventory quantities of specific items that are deemed to be excessive based on an annual review of past usage and anticipated future usage. While the Company feels this is the most appropriate methodology for determining excess quantities, the possibility exists that customers will change their buying habits in the future should their own requirements change. Changes in metal-cutting technology can render certain products obsolete or reduce their market value. The Company continually evaluates changes in technology and adjusts its products and inventories accordingly, either by write-off or by price reductions. However, the possibility exists that a future technological development, currently unanticipated, might affect the marketability of specific products produced by the Company. The Company includes in the cost of its inventories a component to cover the estimated cost of overhead activities associated with production of its products. The Company believes that being able to offer immediate delivery on many of its products is critical to its competitive success. Likewise, it believes that maintaining an inventory of service parts, with a particular emphasis on purchased parts, is especially important to support its policy of maintaining serviceability of its products. Consequently, it maintains significant inventories of repair parts on many of its machine models, including some which are no longer in production. The Company's ability to accurately determine which parts are needed to maintain this serviceability is critical to its success in managing this element of its business.

        Intangible Assets.    The Company has in the past acquired other machine tool companies. When doing so, it has used outside specialists to assist it in determining the value of assets acquired, and has used traditional models for establishing purchase price based on EBITDA multiples and present value of cash flows. Consequently, the value of goodwill on the Company's balance sheet has been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity.

        Net Deferred Tax Assets.    The Company recorded a 2003 charge of $12,905,000 to provide a valuation allowance for its U.S. deferred tax assets. As specified in Statement of Financial Accounting Standards No.109 (SFAS 109), the Company regularly, and at least quarterly, reviewed the recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the Company's case, this recoverability had been based largely on the likelihood of future taxable income.

        During the third quarter of 2003, it became unlikely that the Company's U.S. operations would return to profitability by the end of 2003, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income and also has a history of recurring pre-tax losses, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. Although the Company believes that its U.S. operations will return to profitability in the near future, it does not feel that this high standard for positive evidence could be fully met and the valuation allowance was established.

        Retirement Plans.    The Company sponsors various defined benefit pension plans and one postretirement benefit plan, all as described in Note 10 of the Consolidated Financial Statements. The calculation of the Company's plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in these assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. The Company believes that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

        The Company annually reviews the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive one of the two highest ratings given by a recognized ratings agency. The Company discounted its U.S. future plan liabilities using rates of 6.00% and 6.75% at plan measurement dates of September 30, 2003 and 2002, respectively. A change in the discount rate can have a significant effect on retirement plan expense. For example, a decrease in the discount rate of a quarter percentage point would increase U.S. pension expense by approximately $250,000 and would change foreign pension plan expenses and postretirement benefit expense by lesser amounts.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. The Company reviews its expected rate of return, at least once a year, based upon information available to the Company at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of a quarter percentage point would increase U.S. pension expense by approximately $170,000 and would change foreign pension plan expenses by lesser amounts.

New Accounting Standards

        Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The adoption of this statement did not have an effect on the Company.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a significant impact on the Company's financial results.

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

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities other than SPEs. The adoption of FIN 46 is not expected to have an impact on The Company's financial condition, results of operations or cash flows because the Company does not have any variable interest entities.

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

        On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, except for the indefinite deferral of the measurement and recognition guidance in Statement No. 150 related to mandatory redeemable noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under Statement No. 150 because the subsidiary has a limited life and to defer the application of the measurement guidance in Statement 150 to mandatory redeemable noncontrolling interests, that are not within the scope of the deferral described in the preceding sentence, that were issued on or before November 5, 2003. The Company has implemented Statement No. 150, except for the partial deferral described above, and the implementation had no impact on the consolidated financial statements of the Company.

        On November 21, 2002, the Emerging Issues Task Force, an affiliate of the Financial Accounting Standards Board, issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 specifies how a seller is to determine whether a sales transaction involving multiple deliverables contains more than one unit of accounting. One example is the case of a product sale invoiced with a vendor installation service and the issue of whether a portion of the revenue must not be recognized if the installation is not fully completed within the accounting period. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company implemented EITF 00-21 effective July 1, 2003 and the implementation had no material effect on the Company's financial statements.

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

ITEM 8.—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARDINGE INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

December 31, 2003

        Schedule II—Valuation and Qualifying Accounts is included in Item 15(a) of this report.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Hardinge Inc.

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

                      Ernst & Young LLP

Buffalo, New York
February 6, 2004

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

	December 31,
	2003	2002
Assets
Current assets:
Cash	$4,739	$2,175
Accounts receivable, net	44,660	38,519
Notes receivable, net	6,354	6,333
Inventories	87,064	87,748
Deferred income taxes	—	4,243
Income tax receivables	—	5,795
Prepaid expenses	4,540	3,362

Total current assets	147,357	148,175
Property, plant and equipment:
Land and buildings	54,054	50,861
Machinery, equipment and fixtures	101,922	99,473
Office furniture, equipment and vehicles	6,950	6,481

	162,926	156,815
Less accumulated depreciation	96,741	87,908

Net Property, plant and equipment	66,185	68,907
Other assets:
Notes receivable	7,733	8,392
Deferred income taxes	131	9,268
Intangible pension asset	3,900	2,630
Goodwill	18,314	16,390
Other	2,087	2,523

	32,165	39,203

Total assets	$245,707	$256,285

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

	December 31,
	2003	2002
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$13,760	$14,417
Notes payable to bank	624	5,351
Accrued expenses	18,224	13,995
Accrued income taxes	2,990	1,150
Deferred income taxes	3,477	3,273
Current portion of long-term debt	5,002	6,125

Total current liabilities	44,077	44,311
Other liabilities:
Long-term debt	17,675	30,526
Accrued pension plan expense	23,693	17,356
Deferred income taxes	3,163	2,525
Accrued postretirement benefits	5,864	5,838
Derivative financial instruments	6,194	5,257
Other liabilities	2,267	2,255

	58,856	63,757
Equity of minority interest	3,688	2,431
Shareholders' equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued—none
Common stock, $.01 par value:
Authorized shares—20,000,000;
Issued shares—9,919,992 at December 31, 2003 and 2002	99	99
Additional paid-in capital	60,586	61,139
Retained earnings	94,150	105,612
Treasury shares—1,062,143 at December 31, 2003 and 1,146,084 shares at December 31, 2002	(13,843)	(15,068)
Accumulated other comprehensive loss	(393)	(4,562)
Deferred employee benefits	(1,513)	(1,434)

Total shareholders' equity	139,086	145,786

Total liabilities and shareholders' equity	$245,707	$256,285

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In Thousands Except Per Share Data)

	Year Ended December 31,
	2003		2002		2001
Net sales		$185,302		$169,014		$209,522
Cost of sales		130,698		117,403		145,508
Unusual charge						27,237

Gross profit		54,604		51,611		36,777
Selling, general and administrative expenses		47,638		44,900		53,209
Provision for doubtful accounts		93		1,548		6,676
Impairment charge						5,519

Income (loss) from operations		6,873		5,163		(28,627)
Interest expense		2,917		3,978		3,656
Interest (income)		(500)		(496)		(509)

Income (loss) before income taxes and minority interest in consolidated subsidiary and investment of equity company		4,456		1,681		(31,774)
Income taxes (benefits)		14,667		(868)		(10,245)
Minority interest in (profit) of consolidated subsidiary		(1,257)		(566)		(642)
Profit in investment of equity company		184		17		318

Net (loss) income		$(11,284)		$2,000		$(21,853)

Per share data:
Basic earnings per share:
Weighted average number of common shares outstanding		8,708		8,687		8,695

Basic (loss) earnings per share		$(1.30)		$.23		$(2.51)

Diluted earnings per share:
Weighted average number of common shares outstanding		8,708		8,687		8,695

Diluted (loss) earnings per share		$(1.30)		$.23		$(2.51)

Cash dividends declared per share	$	..02	$	..10	$	..53

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp. Income (Loss)	Deferred Employee Benefits	Total Shareholders' Equity
Balance at December 31, 2000	$99	$61,542	$130,955	$(14,243)	$(6,239)	$(2,651)	$169,463
Comprehensive Income
Net (loss)			(21,853)				(21,853)
Other comprehensive income (loss)
Foreign currency translation adjustment					(1,326)		(1,326)
Cumulative effect of accounting change, net of tax					25		25
Unrealized (loss) on cash flow hedge, net of tax					(980)		(980)
Unrealized gain on net investment hedge, net of tax					721		721

Comprehensive (loss)							(23,413)

Dividends declared			(4,622)				(4,622)
Shares issued and forfeited pursuant to long-term incentive plan		(246)		531		(285)
Amortization (long-term incentive plan)						977	977
Tax benefit from long-term incentive plan		36					36
Net purchase of treasury stock		(4)		(1,222)			(1,226)

Balance at December 31, 2001	$99	$61,328	$104,480	$(14,934)	$(7,799)	$(1,959)	$141,215
Comprehensive Income
Net income			2,000				2,000
Other comprehensive income (loss)
Pension liability, net of tax					(5,112)		(5,112)
Foreign currency translation adjustment					12,417		12,417
Unrealized (loss) on cash flow hedge, net of tax					(441)		(441)
Unrealized (loss) on net investment hedge, net of tax					(3,627)		(3,627)

Comprehensive income							5,237

Dividends declared			(868)				(868)
Shares issued and forfeited pursuant to long-term incentive plan		(47)		266		(47)	172
Amortization (long-term incentive plan)						572	572
Tax benefit from long-term incentive plan		(142)					(142)
Net purchase of treasury stock				(400)			(400)

Balance at December 31, 2002	$99	$61,139	$105,612	$(15,068)	$(4,562)	$(1,434)	$145,786
Comprehensive Income
Net (loss)			(11,284)				(11,284)
Other comprehensive income (loss)
Pension liability					(3,940)		(3,940)
Foreign currency translation adjustment					10,252		10,252
Unrealized gain on cash flow hedge					524		524
Unrealized (loss) on net investment hedge					(2,667)		(2,667)

Comprehensive (loss)							(7,115)

Dividends declared			(178)				(178)
Shares issued and forfeited pursuant to long-term incentive plan		(508)		1,155		(647)
Amortization (long-term incentive plan)						568	568
Net purchase of treasury stock		(45)		70			25

Balance at December 31, 2003	$99	$60,586	$94,150	$(13,843)	$(393)	$(1,513)	$139,086

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2003	2002	2001
Operating activities
Net (loss) income	$(11,284)	$2,000	$(21,853)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash portion of unusual charges			33,077
Impairment charge			4,842
Depreciation and amortization	8,668	8,967	10,722
Provision for deferred income taxes	13,291	2,249	(7,663)
Funds provided by minority interest	1,257	566	642
Loss on sale of assets			797
Loss on sale of equity investment	121
Foreign currency transaction loss	(950)	(296)	606
Changes in operating assets and liabilities:
Accounts receivable	(3,256)	2,312	4,621
Notes receivable	1,427	2,739	3,123
Income tax receivable	5,795	(1,147)	(4,648)
Inventories	5,296	6,189	(9,301)
Other assets	(2,300)	2,930	260
Accounts payable	(1,217)	337	(4,718)
Accrued expenses	5,337	(5,014)	(499)
Accrued postretirement benefits	26	43	48

Net cash provided by operating activities	22,211	21,875	10,056
Investing activities
Capital expenditures	(1,534)	(2,337)	(6,293)
Proceeds from sale of assets			1,833
Proceeds from sale of equity investment	1,736
Investment in equity company	(184)	(17)	(318)

Net cash provided by (used in) investing activities	18	(2,354)	(4,778)
Financing activities
(Decrease) increase in short-term notes payable to bank	(4,950)	4,602	(6,704)
(Decrease) increase in long-term debt	(14,714)	(25,529)	9,304
Net purchases of treasury stock	25	(370)	(1,226)
Dividends paid	(178)	(868)	(4,622)

Net cash (used in) financing activities	(19,817)	(22,165)	(3,248)
Effect of exchange rate changes on cash	152	211	(162)

Net increase (decrease) in cash	2,564	(2,433)	1,868
Cash at beginning of year	2,175	4,608	2,740

Cash at end of year	$4,739	$2,175	$4,608

See accompanying notes.

Notes to Consolidated Financial Statements

1.    Significant Accounting Policies

Nature of Business

        Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers, and tooling and accessories related to metal cutting machines. Sales are primarily in the United States and Europe. Sales are also made to customers in Canada, China, Mexico, Japan, Australia, and other foreign countries. A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, fiber optics, medical equipment, recreational equipment, telecommunications, and transportation.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated accounts do not include an unconsolidated subsidiary which was a joint venture in which the Company owned 50% of the stock but did not have control of operations. This investment was reported using the equity method. The Company sold its interest in this company in December 2003.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

	December 31,
	2003	2002
	(in thousands)
Finished products	$33,217	$30,045
Work-in-process	25,705	30,180
Raw materials and purchased components	28,142	27,523

	$87,064	$87,748

        Changes during 2003 in the market exchange rate of the U.S. dollar against the Swiss Franc caused a $4,184,000 increase in the dollar value of inventories of the Company's two Swiss subsidiaries, Kellenberger AG and HTT AG. Accounting rules require the translation of the balance sheet of foreign subsidiaries into dollars at the exchange rate at the date of the balance sheet. Increases of $507,000 also resulted for the Company's other foreign entities, due to the strengthening of their currencies.

Property, Plant and Equipment

        Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $7,650,000, $7,939,000, and $8,451,000 for 2003, 2002 and 2001, respectively. The depreciable lives of the Company's fixed assets vary according to the projected effective life of the specific asset, and for the U.S. operations, generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment. Repairs and maintenance costs are expensed in the period incurred.

Accounts Receivable

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

        The Company adopted Statements of Financial Accounting Standards 142 on January 1, 2002. The Company completed the transitional impairment testing of goodwill during the second quarter of 2002 and the subsequent annual impairment testing during the fourth quarter of 2002 and 2003. In all cases, the Company determined that there was no goodwill impairment.

        The total carrying amount of goodwill was $18,314,000 as of December 31 2003 and $16,390,000 as of December 31, 2002. This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG. The asset value of this goodwill increased by $1,924,000, or 12%, during 2003, with the entire change caused by the increased dollar value of the Swiss franc, the functional currency of the Company's HTT subsidiary, whose balance sheet includes this goodwill.

        The following table shows the impact of goodwill amortization on net (loss) income and (loss) earnings per share for the years 2003, 2002 and 2001, as if Statement 142 had been in effect.

	Year ended December 31,
	2003	2002	2001
	(dollars in thousands, except per share data)
Reported net (loss) income	$(11,284)	$2,000	$(21,853)
Add back goodwill amortization			826

Adjusted net (loss) income	(11,284)	2,000	(21,027)

Basic earnings per share:
Reported basic (loss) earnings per share	$(1.30)	$.23	$(2.51)
Goodwill amortization			.09

Adjusted basic (loss) earnings per share	$(1.30)	$.23	$(2.42)

Diluted earnings per share:
Reported diluted (loss) earnings per share	$(1.30)	$.23	$(2.51)
Goodwill amortization			.09

Adjusted diluted (loss) earnings per share	$(1.30)	$.23	$(2.42)

        The total carrying amount of intangible assets subject to amortization, as of December 31, 2003, was $811,000, which consisted of patents and a non-compete agreement. The Company's intangible asset amortization expense for fiscal 2003 was $182,000. The estimated intangible amortization expense for each of the next five years is approximately $185,000, which will vary depending upon additional amortizable intangible assets.

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

Foreign Currency Translation

        In accordance with Financial Accounting Standards Board Statement No. 52, all balance sheet accounts of foreign subsidiaries are translated at current exchange rates and income statement items are translated at an average exchange rate for the year. The gain or loss resulting from translating subsidiary financial statements is recorded as a separate component of the consolidated statement of shareholders' equity as other comprehensive income. Transaction gains and losses are recorded in operations. The functional currency is the currency of the country in which the subsidiary is geographically located.

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

        The Company accounted for the accounting change as a cumulative effect of an accounting principle. The adoption of Statement 133 resulted in a cumulative effect of an accounting change of a credit of $25,000 to other comprehensive income.

Research and Development Costs

        The cost of research and development, all of which has been charged to cost of goods sold, amounted to $8,229,000, $8,757,000, and $9,798,000 in 2003, 2002, and 2001, respectively.

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

        In accordance with the provisions of Statement of Financial Accounting Standard No. 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Accordingly, the Company does not recognize compensation expense for stock options when the stock option exercise price at the grant date is equal to or greater than the fair market value of the stock at that date.

        A summary of the stock option activity under the Incentive Stock Plan is as follows:

	2003	2002	2001
Shares at beginning of period	236,000	100,500	100,250
Shares granted	4,500	139,250	5,250
Weighted average grant price per share	$6.71	$9.67	$13.51
Market value per share at date of grant	$6.71	$9.67	$13.51
Shares canceled and forfeited	6,500	3,750	5,000
Weighted average price per share	$17.45	$17.83	$19.93

Shares at end of period	234,000	236,000	100,500

        The following illustrates the pro forma effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Pro Forma
	2003	2002	2001
	(dollars in thousands, except for per share data)
Reported net (loss) income	$(11,284)	$2,000	$(21,853)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	117	48	5

Pro forma net (loss) income	$(11,401)	$1,952	$(21,858)

(Loss) earnings per share:
Basic—as reported	$(1.30)	$.23	$(2.51)

Basic—pro forma	$(1.31)	$.22	$(2.51)

Diluted—as reported	$(1.30)	$.23	$(2.51)

Diluted—pro forma	$(1.31)	$.22	$(2.51)

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.38%, 3% and 3% in 2003, 2002 and 2001, respectively; dividend yields of 0.3%,0.2% and 0.2% in 2003, 2002 and 2001, respectively; volatility factors of the expected market price of the Company's common stock of .357, .363 and .363 for 2003, 2002 and 2001, respectively; and a weighted-average expected life for the 2003, 2002 and 2001 options of 5 years.

        The Company's Incentive Stock Plan is described in more detail in Note 10.

Revenue Recognition

        The Company ships and bills directly to end-user customers for the majority of its sales. In some cases, the Company bills a distributor who then bills the customer. The Company does not offer any special return privileges to distributors related to inventory they may carry for their own commercial use. The Company recognizes revenue from product sales upon shipment of the product, which is when title and all risk of ownership are transferred. The only exception is in the case where a larger multiple machine installation is delivered which requires run-offs and customer acceptance at their facility, revenue is then recognized in the period of acceptance by the customer.

        The Company has implemented the Emerging Issues Task Force EITF 00.21. Revenue Arrangements with Multiple Deliverables. Both invoiced installation revenue and imputed installation revenue on machines priced with installation included are deferred until the installations are completed. Implementation did not have a material effect on the Company's financial statements.

Warranties

        The Company offers warranties for its products. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product. The Company generally provides a basic limited warranty, including parts and labor, for a period of one year. The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair cost history, and records a liability for such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the Company's warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

        The Company also sells extended warranties for some of its products. These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale. Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.

        These liabilities are reported as accrued expenses on the Company's consolidated balance sheet.

        Changes in the Company's product warranty accrual are as follows:

	2003	2002
	(dollars in thousands)
Beginning balance	$1,975	$2,138
Provisions for warranties	1,861	1,629
Warranties settlement costs	(2,298)	(1,992)
Other—currency translation impact	133	200

Year end balance	$1,671	$1,975

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

2.    Unusual Inventory Charge—2001

        Income (loss) from operations for 2001 included an unusual charge for the discontinuation of several under-performing product lines. This charge was part of a new business strategy to enhance the Company's focus on lines with the best potential for long-term profitability and was in response to the recession impacting the machine tool industry and market changes that required the Company to realign its U.S. based manufacturing operations in Elmira, New York. A Company wide review of all product lines was completed before the charge was recorded. A plan was implemented to discontinue marketing and sales efforts for all discontinued products. A multi-functional task force was established to segregate and make ready for disposal all excess and obsolete inventories resulting from this decision and to expedite the sale of any remaining new and used finished machines. This plan included determining a market selling price, and projected disposal loss for each identified machine. The $27,237,000 charge represented a reserve to reflect the expense of the expedited sale or scrapping of the inventory related to the under-performing product lines. The physical segregation and disposition of the inventory took considerable time and effort. As of December 31, 2003, all excess and obsolete inventory had been discarded and all of the machines have been sold. The Company fully utilized the reserve created in September 2001.

3.    Additional Bad Debt Provision—2001

        The bad debt provision for 2001 also included an additional reserve for uncollectible receivables of $5,200,000, which was recorded as a provision for doubtful accounts on the income statement. The Company felt this charge was necessary due to the deteriorating financial condition of certain of its customers and changes in the Company's outlook on the value of any collateral to be repossessed due to depressed valuations of used equipment. The remaining balance of this provision was $2,932,000 at December 31, 2003.

4.    Unusual Impairment Charge—2001

        Income (loss) from operations for 2001 also included a $3,542,000 charge for the write-off of the remaining goodwill from the 1997 acquisition of Hansvedt Industries. The Company observed a clear decline in EDM product sales since the acquisition of the Hansvedt Company in 1997. Upon review in the third quarter of 2001, it was determined that sales of these products were consuming disproportionately high levels of pre-sales and post-sales technical support and management's time and attention. Furthermore, it was decided that future growth and profitability would require substantial investment in product development. It was also determined that, given the limited future market for these products and the Company's low current market share, prospects for sufficient return on those investments would be poor. Based upon this, the Company decided to discontinue sales of Hansvedt products, and, consequently, wrote off the goodwill remaining from this acquisition. The only other asset remaining on the Company's books related to this acquisition was inventory, and the net disposition loss on that inventory is included in the inventory write offs discussed in Note 2. Sales of Hansvedt products from January through September of 2001 totaled only $1,900,000.

        Additional asset impairment charges included the write-down to de minimis value of a facility the Company is in the process of selling, and the write-down of a corporate plane. The building is a vacated building in Elmira, NY that was being used for storage with some office space being leased by others. After attempts to market the facility, it was determined appropriate to write the building to its de minimis net realizable sales value. The plane was sold in the fourth quarter of 2001 for net proceeds approximately equal to the revised book value. These write-downs, along with other miscellaneous charges for changes in operations, totaled $1,977,000. The result of these measures was to reduce future expenses related to underutilized assets.

5.    Joint Venture

        On May 9, 2000, the Company entered into an agreement with EMAG Maschinenfabrik GmbH of Leipzig, Germany to jointly manufacture inverted spindle vertical lathes in Germany. The joint venture, Hardinge EMAG GmbH, was capitalized with a Company contribution of $1,500,000 cash for a 50% interest. The joint venture was recorded as an unconsolidated subsidiary and was accounted for using the equity method of accounting for investments. In December 2003, the Company sold its interest in Hardinge EMAG GmbH. Total proceeds were $1,736,000 and the Company recorded a loss of $121,000 on the sale.

6.    Financing Arrangements

        Long-term debt consists of:

	December 31,
	2003	2002
	(in thousands)
Note payable, under revolving loan agreement expiring August 1, 2005, with interest averaging 6.46% at December 31, 2003 (4.65% in 2002).	$896	$5,612
Note payable, under term loan agreement, due in 20 quarterly installments of $1,200,000 beginning March 20, 2003 with an effective interest rate of 6.47% at December 31, 2003 (6.89% in 2002).	18,200	23,000
Note payable, under term loan agreement which expired September 30, 2003 with interest at 4.25%		1,000
Mortgages payable under terms of various loan agreements with interest averaging 4.53% at December 31, 2003 (5.05% in 2002)	3,581	7,039

	22,677	36,651
Less current portion	5,002	6,125

	$17,675	$30,526

        Future minimum payments under these financing arrangements are $5,002,000, $5,007,000, $5,014,000, $4,018,000, and $223,000 in 2004, 2005, 2006, 2007, and 2008, respectively.

        Hardinge maintains a revolving loan agreement with a group of U.S. banks which expires in August, 2005. The loan agreement provides for borrowing of up to $30,000,000 secured by substantially all of the Company's domestic assets, other than real estate, and by a pledge of two-thirds of its investment in most of its Canadian and European subsidiaries. Interest charged on the debt is based on London Interbank Offered Rates (LIBOR) plus a spread which varies depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A commitment fee of .65% is payable on the unused portion of the facility. At December 31, 2003 total borrowing under this facility was $896,000 at a rate of 6.46%. All of this borrowing was denominated in British pounds sterling at December 31, 2003. At December 31, 2002 total borrowing under this facility was $5,612,000 at an average rate of 4.65%. Approximately $1,612,000 of the borrowing was denominated in British pounds sterling at December 31, 2002.

        In 2002, the Company entered into a $23,000,0000 term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described above. The loan provides for repayment of the principal in twenty quarterly installments beginning March 20, 2003. Interest is charged on the debt based on LIBOR plus a spread that varies depending on the Company's debt to EBITDA ratio. The balance outstanding at December 31, 2003 was $18,200,000.

        The Company entered into a cross-currency swap and an interest rate swap in association with the $23,000,000 term loan. These swaps effectively convert the loan to a borrowing of 39,540,000 Swiss francs with an effective interest rate of 6.47% and 6.89% at December 31, 2003 and 2002, respectively. The cross-currency swap has been designated as a hedge against the Company's net investment in HTT. The interest rate swap effectively converts the floating interest rate to a fixed rate.

        The Company has a $7,000,000 unsecured short-term line of credit from a bank with interest based on a fixed percent over the one-month LIBOR. The outstanding loans on this line at December 31, 2003 were $607,000. As of December 31, 2002, the outstanding loans on this line were $3,161,000. The agreement is negotiated annually and requires no commitment fee.

        The Company maintains a loan agreement with a Swiss bank providing for borrowing of up to 7,500,000 Swiss francs, which is equivalent to approximately $6,058,000. This agreement is secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company. There have not been any borrowings on this loan. Kellenberger also maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs up to 5,000,000, which is equivalent to approximately $4,039,000. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2003 and 2002, borrowings under these lines were $3,000 and $67,000, respectively.

        The Company's HTT Hauser Tripet Tschudin subsidiary maintains overdraft facilities with commercial banks that permit borrowings in Swiss francs of up to 4,500,000, which is equivalent to approximately $3,635,000. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2003, total borrowings under these lines were $14,000. At December 31, 2002, total borrowings under these lines were $1,873,000 with an average interest rate of 6.66%. HTT is also obligated under terms of various mortgage agreements with commercial banks on its factory building. These loans are secured by the property and have unspecified maturities. At December 31, 2003 and 2002, total balances outstanding on these loans were $1,814,000 and $5,368,000, respectively, at average interest rates of 2.30% and 5.05%, respectively.

        The Company's Hardinge Machine Tools, Ltd subsidiary maintains an overdraft facility that allows for borrowing up to 250,000 pounds sterling, which is equivalent to approximately $448,000. There were no borrowings under this facility at December 31, 2003. Borrowing under this facility at December 31, 2002 was $250,000. Hardinge Machine Tool, Ltd. also has a mortgage agreement with a local British bank. At December 31, 2003 and 2002, total borrowings under the mortgage agreement were $1,767,000 and $1,671,000, respectively.

        Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to earnings, earnings to interest cost, and earnings to fixed charges. The Company was in compliance with all financial covenants at December 31, 2003 and 2002.

        Interest paid in 2003, 2002, and 2001 totaled $2,727,000, $3,875,000, and $3,590,000, respectively.

        The Company conducts some of its manufacturing, sales and service operations from leased space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next two years. Rent expense under these leases totaled $2,852,000, $2,587,000, and $2,479,000, during the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum payments under noncancelable operating leases as of December 31, 2003 total $9,521,000, with payments over the next five years of $1,633,000, $1,104,000, $706,000, $517,000, and $498,000, respectively.

        The Company has provided long-term financing for the purchase of its equipment by qualified end-user customers in North America and regards customer financing options as an important part of its marketing efforts, particularly to independent machine shops. In April of 2002, the Company largely replaced the prior internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized most, but not all, of the remaining contract value.

        In order to reduce debt and finance current operations, the Company previously sold a substantial portion of its underlying customer notes receivable to various financial institutions. In 2003 and 2002, largely because of the program replacement described previously, there were no sales of customer notes. The remaining outstanding balances of all notes sold as of December 31, 2003 was $15,686,000. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There are no repurchase or remarketing agreements with these third parties. Long-term customer notes receivable held by the Company totaled $7,733,000 and $8,392,000 at December 31, 2003 and December 31, 2002, respectively.

7.    Income Taxes

        Statement of Financial Accounting Standards No.109 (SFAS 109) requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc. that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at September 30, 2003, Hardinge, Inc. concluded that it was appropriate to establish a full valuation allowance for its U.S. net deferred tax assets.

        Subsequent to September 30, 2003, Hardinge Inc. continued to maintain a full valuation allowance on the tax benefits of its net deferred tax assets. Hardinge Inc. expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(in thousands)
Deferred tax assets:
Federal and state net operating losses	$3,235	$
State tax credit carryforwards	4,692		4,518
Postretirement benefits	2,240		2,230
Deferred employee benefits	1,907		1,666
Accrued pension	7,379		5,707
Inventory valuation	2,064		1,958
Other	6,037		7,697

	27,554		23,776
Less valuation allowance	(20,993)		(4,518)

Total deferred tax assets	6,561		19,258

Deferred tax liabilities:
Tax over book depreciation	(7,587)		(6,782)
Margin on installment sales	(199)		(256)
Other	(5,284)		(4,507)

Total deferred tax liabilities	(13,070)		(11,545)

Net deferred tax (liabilities) assets	$(6,509)		$7,713

        The $16,475,000 increase in the valuation allowance included $14,605,000 which was charged to tax expense and $1,696,000 which was charged directly to accumulated other comprehensive income (loss). The charge to accumulated other comprehensive income (loss) was to fully offset the generation of deferred tax benefits within accumulated other comprehensive income (loss) as a result of transactions which occurred subsequent to the establishment of the valuation allowance. These transactions were an increase in minimum pension funding requirements and unrealized losses on hedging contracts which qualify for designated hedge treatment under SFAS 133.

        The net charge to earnings related to the change in deferred taxes was $12,905,000, which consisted of the $14,605,000 charge from the change in valuation allowance and a $1,700,000 benefit from the change in deferred tax assets in 2003.

        At December 31, 2003 and 2002, the Company had state investment tax credits of $4,692,000 and $4,518,000, respectively, expiring at various dates through the year 2013. In addition, the Company has U.S. and state net operating loss carryforwards of $4,202,000 and $40,977,000, respectively, which expire from 2021 through 2023.

        Pre-tax (losses)/income were $(4,988,000), $(6,417,000), and $(41,977,000) from domestic operations and $9,444,000, $8,098,000, and $10,203,000 from foreign operations for 2003, 2002, and 2001, respectively.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Current:
Federal and state	$(656)	$(7,694)	$(4,866)
Foreign	2,248	944	2,183

Total current	1,592	(6,750)	(2,683)

Deferred:
Federal and state	12,905	5,440	(8,487)
Foreign	170	442	925

Total deferred	13,075	5,882	(7,562)

	$14,667	$(868)	$(10,245)

        Income tax (refunds) totaled $(7,955,000), $(6,297,000), and $(220,000) in 2003, 2002 and 2001, respectively. Income tax payments totaled $1,680,000, $2,692,000, and $2,619,000 in 2003, 2002 and 2001, respectively.

        The following is a reconciliation of income tax expense (benefit) computed at the United States statutory rate to amounts shown in the consolidated statements of income.

	2003	2002	2001
Federal income taxes (benefit)	35.0%	35.0%	(35.0%)
State income taxes (benefit)		(9.9)	(3.1)
Other	(1.1)	4.6	4.4
Write-off of nondeductible goodwill impaired			3.0
Taxes on foreign income which differ from the U.S. statutory rate	(17.8)	(81.3)	(1.5)
Increase in valuation allowance	327.8
Reduction in estimated liabilities	(14.7)

	329.2%	(51.6%)	(32.2%)

        Undistributed earnings of the foreign subsidiaries, which amounted to approximately $52,559,000 at December 31, 2003, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

8.    Industry Segment and Foreign Operations

        The Company operates in one business segment—industrial machine tools. Domestic and foreign operations consist of:

	Year ended December 31,
	2003			2002			2001
	(in thousands)
	North America	Europe	Asia	North America	Europe	Asia	North America	Europe	Asia
Sales
Domestic	83,578	70,923	14,436	71,454	67,932	6,118	98,686	77,478	2,355
Export	18,444	18,330	11,873	20,708	16,027	7,771	31,575	18,780	11,348

	102,022	89,253	26,309	92,162	83,959	13,889	130,261	96,258	13,703
Less interarea eliminations	13,193	7,808	11,281	10,082	5,512	5,402	13,028	8,302	9,370

Total Net Sales	88,829	81,445	15,028	82,080	78,447	8,487	117,233	87,956	4,333

Oper. (Loss) Income	(3,080)	5,862	4,091	(3,894)	6,798	2,259	(39,757)	9,833	1,297

Net (Loss) Income	(17,282)	4,339	1,659	(4,325)	5,112	1,213	(28,674)	6,900	(79)

Identifiable Assets	115,670	115,350	14,687	140,714	107,241	8,330	164,499	87,671	5,702

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

        No single customer accounted for more than 5% of consolidated sales in any of the three years presented.

        Export sales from Hardinge's North American operations include the following:

	Year ended December 31,
	2003	2002	2001
Sales to:	North American Operations	North American Operations	North American Operations
	(in thousands)
European customers	$1,707	$2,405	$3,706
Asian customers	7,108	12,446	18,659
Sales to affiliated companies	8,594	5,584	7,422
Sales to customers in the remainder of the world	1,035	273	1,788

	$18,444	$20,708	$31,575

        The foreign countries which represented the highest percentages of the Company's 2003 worldwide sales, and the corresponding 2002 and 2001 percentages were:

	2003	2002	2001
Germany	13.3%	13.7%	9.7%
China	9.5%	11.8%	10.1%
England	7.0%	5.3%	6.5%

9.    Shareholders' Equity

Treasury Shares

        The number of shares of common stock in treasury was 1,062,143, 1,146,084, and 1,118,909, at December 31, 2003, 2002, and 2001, respectively. During 2003, the Company purchased 2,509 shares of stock. The Company also distributed 88,450 shares and had 2,000 shares forfeited, pursuant to the long-term incentive plan. During 2002, the Company purchased 45,705 shares and distributed 18,530 shares pursuant to the long-term incentive plan. In 2001, the Company purchased 105,693 shares, distributed 90,030 shares, and had 51,400 shares forfeited pursuant to the plan.

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

Reconciliation of Weighted Average Number of Shares Outstanding

        The following is a reconciliation of the numerators and denominators of the basic and diluted (loss) earnings per share computations required by Financial Accounting Standards Board Statement No. 128:

	Year Ended December 31,
	2003	2002	2001
	(in thousands except for per share amounts)
Net (loss) income	$(11,284)	$2,000	$(21,853)
Numerator for basic (loss) earnings per share	(11,284)	2,000	(21,853)
Numerator for diluted (loss) earnings per share	(11,284)	2,000	(21,853)
Denominator for basic (loss) earnings per share —weighted average shares	8,708	8,687	8,695
Effect of diluted securities:
Restricted stock and stock options	—	—	—

Denominator for diluted (loss) earnings per share —adjusted weighted average shares	8,708	8,687	8,695

Basic (loss) earnings per share	$(1.30)	$.23	$(2.51)

Diluted (loss) earnings per share	$(1.30)	$.23	$(2.51)

10.    Employee Benefits

Pension and Postretirement Plans

        The Company accounts for the pension plans and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106. The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132, as revised. The information for 2003 and 2002 reflects the actuarial valuation for the U. S. and foreign pension plans.

        The Company provides a qualified defined benefit pension plan covering all eligible domestic employees. The Plan bases benefits upon both years of service and earnings. The Company's policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. The amount to be funded is subject to annual review by management and the Company's consulting actuary. The expected contributions to be paid during the year ending December 31, 2004 to the domestic plan is $2,666,000. Legislation regarding the funding of pension plans is pending with Congress and may effect the estimate of the 2004 fiscal year contributions. The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries. Expected contributions to be paid during the year ending December 31, 2004 to the foreign defined benefit plans are $1,199,000.

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

        As of December 31, 2001, Hardinge Inc. reached the caps set in 1993 for all participants who receive subsidized coverage. Therefore the rate of healthcare cost increases would not have affected the service cost and interest cost for 2003 and 2002 and does not affect the accumulated postretirement benefit obligation for any years after 2001.

        The assumed rate of participation for future medical plan retirees did not change from December 31, 2002 to December 31, 2003. The assumed rate of participation for future medical plan retirees was changed from 100% participation at December 31, 2001 to 90% participation at December 31, 2002. This change decreased the December 31, 2002 accumulated postretirement benefit obligation by $259,000.

        The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 6.75% at December 31, 2002 and 6.25% at December 31, 2003. The change in the discount rate increased the end-of-year accumulated postretirement benefit obligation by $313,000.

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2003	2002	2001	2003	2002	2001
	(in thousands)			(in thousands)
Service cost	$2,792	$2,833	$1,963	$86	$88	$93
Interest cost	6,751	6,462	4,864	363	382	381
Expected return on plan assets	(6,138)	(8,287)	(6,507)	—	—	—
Amortization of prior service cost	391	346	307	(24)	(24)	(24)
Amortization of transition (asset) obligation	(261)	(435)	(174)	—	—	—
Amortization of (gain) loss	109	(232)	(433)	—	—	—

Net periodic benefit cost	$3,644	$687	$20	$425	$446	$450

        A summary of the Pension and Postretirement Plans' funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2003	2002	2003	2002
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$107,047	$97,701	$5,584	$5,458
Service cost	2,792	2,833	86	88
Interest cost	6,751	6,462	363	382
Plan participants' contributions	719	556	766	597
Amendments	1,683	101	—	—
Actuarial loss (gain)	9,758	4,658	693	59
Foreign currency impact	3,389	—	—
Benefits paid	(5,986)	(5,264)	(1,164)	(1,000)

Benefit obligation at end of period	126,153	107,047	6,328	5,584

Change in plan assets:
Fair value of plan assets at beginning of period	85,371	96,958	—	—
Actual return (loss) on plan assets	11,427	(7,794)	—	—
Employer contribution	1,853	915	398	403
Plan participants' contributions	719	556	766	597
Foreign currency impact	3,534	—	—	—
Benefits paid	(5,986)	(5,264)	(1,164)	(1,000)

Fair value of plan assets at end period	96,918	85,371	—	—

Reconciliation of funded status:
Funded status	(29,235)	(21,676)	(6,328)	(5,584)
Unrecognized net actuarial loss (gain)	23,636	18,946	632	(62)
Unrecognized transition (asset) obligation	(4,650)	(6,381)	—	—
Unrecognized prior service cost	3,900	2,630	(168)	(192)

(Accrued) prepaid benefit cost	$(6,349)	$(6,481)	$(5,864)	$(5,838)

Amounts recognized in the Company's balance sheet consist of:
Prepaid benefit cost	$1,259	$—	$—	$—
Accrued benefit (liability)	(23,693)	(17,356)	(5,864)	(5,838)
Intangible asset	3,900	2,630	—	—
Accumulated other comprehensive loss	12,185	8,245	—	—

Net amount recognized	$(6,349)	$(6,481)	$(5,864)	$(5,838)

        Prepaid pension cost is included in other assets on the balance sheet.

        The accumulated benefit obligation is $118,772,000 and $102,555,000 at December 31, 2003 and 2002, respectively.

        For Company pension plans with projected benefit obligations in excess of plan assets:

	Pension Benefits
	December 31,
	2003	2002
	(in thousands)
Projected benefit obligations	$95,469	$74,861
Plan assets	66,051	59,977

Excess of projected benefit obligations over plan assets	$29,418	$14,884

        For Company pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits
	December 31,
	2003	2002
	(in thousands)
Accumulated benefit obligations	$89,744	$77,333
Plan assets	66,051	59,977

Excess of accumulated benefit obligations over plan assets	$23,693	$17,356

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
For the domestic pension plan:
Weighted average assumptions at October 1,
Discount rate	6.75%	7.50%
Expected return on plan assets	8.50%	9.50%
Rate of compensation increase	4.50%	4.50%
For the foreign pension plans and the domestic post-retirement benefit plan:
Weighted average assumptions at January 1,
Discount rate	4.38%	4.50%	6.75%	7.25%
Expected return on plan assets	5.82%	5.82%	N/A	N/A
Rate of compensation incrase	2.78%	2.70%	N/A	N/A

Actuarial assumptions used to determine pension obligations and other postretirement obligations include:

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
For the domestic pension plan:
Weighted average assumptions as of September 30, Discount rate	6.00%	6.75%
Rate of compensation increase	4.50%	4.50%
For the foreign pension plans and the domestic post-retirement benefit plan:
Weighted average assumptions as of December 31, Discount rate	4.36%	3.30%	6.25%	6.75%
Rate of compensation increase	2.78%	2.06%	N/A	N/A

        For the domestic plan, the discount rate changed from 6.75% as of September 30, 2002 to 6.00% as of September 30, 2003, which resulted in an additional liability of $7,829,000. The above rates are suggested by the Company's actuaries and are considered by management to be in the normal range for similar plans. To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

        Financial Accounting Standards Board Statement No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity called accumulated other comprehensive income. An additional minimum liability adjustment of $3,940,000 was recorded in 2003. An additional minimum liability adjustment of $8,245,000 ($5,112,000 net of tax) was required in 2002.

Plan Assets

        The Company's pension plan weighted-average asset allocations at December 31, 2003 and December 31, 2002, by asset category are as follows:

	Plan Assests
	December 31,
	2003	2002
Asset Category
Equity securities	56%	57%
Hardinge Inc. stock	3%	3%
Debt securities	32%	31%
Cash and equivalents	4%	3%
Other	5%	6%

	100%	100%

        Pension plan assets include 383,886 shares of the Company's common stock valued at approximately $4,442,000 and $3,167,000 at December 31, 2003 and 2002, respectively. Dividends paid on those shares were $8,000 and $38,000 in 2003 and 2002 respectively. The remaining plan assets consisted of United States Government securities, corporate bonds and notes, and other common stocks.

Investment Policies and Strategies

        The Investment Committee of the Board of Directors has the responsibility for oversight of the investments of the U.S. pension fund. The Company hires outside investment managers or other advisors to manage the assets of the fund. It is expected that the investment managers achieve top quartile performance over 3 to 5 years relative to their peers.

        The time horizon for the pension fund is long-term, with the objective of returning economic benefits to retired employees. To do that, the funds must generate real rates of return over inflation levels, tempered by safety of principal and liquidity considerations. The fluctuating nature of financial markets requires funds to be invested in both equities and fixed income assets. The proper allocation in either asset class depends upon many factors, including short-term liquidity requirements for payments to former employees currently receiving retirement benefits, market interest rates, valuation levels for equities and bonds, and political and economic conditions.

        The Investment Committee has the policy that, under normal conditions, it is expected that the equity portfolio would range from 50% to 70% of the overall fund investments, with fixed income investments accounting for 30% to 50%.

        Investments such as real estate, hedge funds, and private equities would be considered as appropriate investments as conditions warrant. The policies of the Company prohibit short sales, purchases on margin, purchases of restricted stock, and purchases of Hardinge securities in excess of 10% of the fund's equity assets. It does not prohibit holding of Hardinge securities in excess of 10%, if the market values of the investments in the fund drive that percentage.

Savings Plan

        The Company maintains a 401(k) plan that covers all eligible domestic employees of the Company subject to minimum employment period requirements. Provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. Prior to July 2002, the Company contributed to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match was in Hardinge Inc. common stock. The Company contributed $0, $114,000, and $293,000 in 2003, 2002 and 2001 respectively, for this match. The Company suspended the match in July 2002 due to poor business conditions and the difficult economic climate. Management has the ability to reinstate the match at any future date. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

Long-Term Incentive Plans

        In 2002, the Board of Directors established an Incentive Stock Plan to assist in attracting and retaining key employees. The Plan allows the Board to grant restricted stock, performance share awards, stock options and stock appreciation rights up to an aggregate of 450,000 shares of common stock to these employees. Additionally, the Company established similar plans in 1988, 1993 and 1996; no further shares can be awarded under these plans.

        Certain officers and key employees were awarded a total of 82,000, 5,000 and 76,000 restricted shares of common stock during 2003, 2002 and 2001, respectively. During 2003, 2000 shares from the Incentive Stock Plan were forfeited. During 2002, restrictions on 104,500 shares from the Incentive Stock Plans were released and no shares were forfeited. Restrictions on 155,871 shares were released and 51,400 shares were forfeited in 2001.

        As of December 31, 2003, a total of 293,925 restricted shares of common stock were outstanding under the plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

        Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $663,000, $47,000, and $1,001,000 in 2003, 2002, and 2001, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 2003, 2002, and 2001, totaled $1,513,000, $1,434,000, and $1,959,000, respectively, and is included in deferred employee benefits as a reduction of shareholders' equity.

        Stock options for 4,500, 139,250, and 5,250, shares were issued in 2003, 2002 and 2001, respectively under the 2002 and 1996 Plans. As of December 31, 2003, a total of 234,000 options remained outstanding under the plans. The options expire ten years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100% after the third year. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation.

Medicare Prescription Drug Act

        In January 2004, the FASB issued Financial Staff Position ("FSP") No. 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act 2003." FSP 106-1 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act (the "Act"). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FSP No. 106-1, a plan sponsor may elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. The Company has not adopted the provisions of the Act and, accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the Act. Specific authoritative guidance, when issued, could require the Company to change previously reported information.

Foreign Operations

        The Company also has employees in certain foreign countries that are covered by defined contribution pension plans and other employee benefit plans. Related obligations and costs charged to operations for these are not material. The foreign entities with defined benefit plans are included in the consolidated pension plan described earlier within this Employee Benefits Note.

11.    Accumulated Other Comprehensive (Loss) Income

        The components of other comprehensive (loss) income consisted of the following:

	Accumulated balances at December 31,
	2003	2002
	(in thousands)
Accumulated Other Comprehensive (Loss) Income:
Pension liability (net of tax of $3,133 in 2003 and 2002)	$(9,052)	$(5,112)
Foreign currency translation adjustments	12,482	2,230
Cumulative effect of accounting change, net of tax	25	25
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $659 in 2003 and $782 in 2002)	(896)	(1,420)
Net investment hedges (net of tax of $714 in 2003 and 241 in 2002)	(2,952)	(285)

Accumulated Other Comprehensive (Loss)	$(393)	$(4,562)

        Financial Accounting Standards Board Statement No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity as accumulated other comprehensive income. At December 31, 2003, the accumulated additional minimum liability adjustment was $8,639,000 ($11,772,000 net of tax of $3,133,000) for the U.S. Company and $413,000 for Hardinge Machine Tool, Ltd. The additional minimum liability adjustment was $5,112,000 ($8,245,000 net of tax of $3,133,000) in 2002 for the U.S. Company. The increase in the consolidated minimum pension liability for 2003 was $3,940,000.

        For the year 2003, accumulated other comprehensive income included $10,445,000 due to the reduced value of the U.S. dollar relative to the Swiss franc, EC euro, U.K. pound sterling, and the New Taiwanese dollar. These currency rate changes raised the net dollar value of the assets and liabilities of the Company's two Swiss subsidiaries by $8,642,000 during 2003 and had lesser similar effects on the Company's subsidiaries in England, Germany and Taiwan.

        These foreign currency translation benefits are partially offset by ($2,667,000) of reduced value in 2003 in foreign currency swap contracts that have the effect of partially offsetting the Company's exposure to changes in the Swiss franc on financing of the Swiss acquisitions. The combined fair market value of those currency swap contracts at December 31, 2003 was ($2,952,000) [$(3,666,000) net of tax of $714,000]. Accumulated other comprehensive (loss) income in 2003 also included a gain of $524,000 due to the interest rate swaps and forward hedge purchases. The combined fair market value of the interest rate swap contracts at December 31, 2003 was ($933,000) [$(1,567,000) net of tax of $634,000].

12.    Financial Instruments

        At December 31, 2003 and 2002, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreement and of mortgages classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are re-priced on a short-term basis.

        The carrying amount of the $23,000,000 term loan approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company has a seven-year cross-currency swap agreement and an interest rate swap agreements (see Note 6). At December 31, 2003 the fair market values of the currency swap and interest rate swap were liabilities of $6,654,000 and $1,474,000, respectively. At December 31, 2002 the fair market values of the currency swap and interest rate swap were liabilities of $4,368,000 and $2,203,000, respectively.

        The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 2003 and 2002, the carrying value of these notes approximated the fair value.

        The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Gains or losses from these contracts have not been material. At December 31, 2003 and 2002, the Company had notional principal amounts of approximately $6,949,000 and $2,419,000 in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

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

13.    New Accounting Standards

        Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and capitalized as part of the carrying amount of the long-lived asset. When a liability is initially recorded, the entity capitalizes the cost by increasing the carrying value of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, a gain or loss is recorded. The adoption of this statement did not have an effect on the Company.

        In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the recognition of expense when the liability is incurred and not as a result of an entity's commitment to an exit plan. The statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 in the first quarter of 2003 did not have a significant impact on the Company's financial results.

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

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows because the Company does not have any variable interest entities.

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

        On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 is effective for all financial instruments created or modified after May 31, 2003, except for the indefinite deferral of the measurement and recognition guidance in Statement No. 150 related to mandatory redeemable noncontrolling interests that are classified as equity in the financial statements of the subsidiary but would be classified as a liability in the parent's financial statements under Statement No. 150 because the subsidiary has a limited life and to defer the application of the measurement guidance in Statement 150 to mandatory redeemable noncontrolling interests, that are not within the scope of the deferral described in the preceding sentence, that were issued on or before November 5, 2003. The Company has implemented Statement No. 150, except for the partial deferral described above, and the implementation had no impact on the consolidated financial statements of the Company.

        On November 21, 2002, the Emerging Issues Task Force, an affiliate of the Financial Accounting Standards Board, issued EITF 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 specifies how a seller is to determine whether a sales transaction involving multiple deliverables contains more than one unit of accounting. One example is the case of a product sale invoiced with a vendor installation service and the issue of whether a portion of the revenue must not be recognized if the installation is not fully completed within the accounting period. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company implemented EITF 00-21 effective July 1, 2003 and the implementation had no material effect on the Company's financial statements.

14.    Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2003 and 2002 is as follows:

	Quarter
	First	Second	Third(1)	Fourth
	(in thousands, except per share data)
2003
Net sales	$40,902	$47,494	$43,993	$52,913
Gross profit	12,797	14,224	12,789	14,794
Income from operations	673	1,624	1,141	3,435
Net (loss) income	(97)	580	(13,430)	1,663
Basic earnings per share:
Weighted average shares outstanding	8,692	8,708	8,716	8,725
(Loss) earnings per share	(.01)	.07	(1.54)	.19
Diluted earnings per share:
Weighted average shares outstanding	8,700	8,716	8,716	8,760
(Loss) earnings per share	(.01)	.07	(1.54)	.19
	First	Second	Third	Fourth(2)
	(in thousands, except per share data)
2002
Net sales	$43,753	$44,062	$39,268	$41,931
Gross profit (loss)	12,583	13,719	11,308	14,001
Income (loss) from operations	855	1,644	(346)	3,010
Net income (loss)	89	142	(216)	1,985
Basic earnings per share:
Weighted average shares outstanding	8,660	8,693	8,703	8,702
Earnings (loss) per share	.01	.02	(.02)	.23
Diluted earnings per share:
Weighted average shares outstanding	8,667	8,700	8,719	8,721
Earnings (loss) per share	.01	.02	(.02)	.23

        Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 2003 and 2002 do not equal the annual earnings per share for the year.

(1)
Third quarter 2003 results include a third quarter non-cash charge to income tax expense of $13.7 million to provide a 100% valuation allowance for the Company's U.S. deferred tax assets.

(2)
Fourth quarter 2002 results include favorable year-end adjustments, primarily to depreciation and foreign sales commissions that improved net income by $0.9 million.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.—CONTROLS AND PROCEDURES

        The Chief Executive Officer and Chief Financial Officer of Hardinge Inc. have, as of December 31, 2003, evaluated the disclosure controls and procedures of the Company and have found those controls to be effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to their review.

PART III

ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 24, 2004. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
J. Patrick Ervin	46	1996	Chairman of the Board, Chief Executive Officer and President since January, 2003; President and Chief Executive Officer May, 2001—December 2002; President and Chief Operating Officer, April, 2000—April 2001: Executive Vice President—Operations, August 1998—March 2000; Senior Vice President of Operations, Mfg., Eng. and Marketing, April 1998—July 1998; Vice President—Sales & Marketing 1996—March 1998; General Manager, Machine Tool Operations in 1996; Director, Sales & Marketing 1992—1996; Director of Materials & Purchasing 1990—1992; Superintendent, Machine Operations 1989—1990, Various other Company positions 1978—1989.
Richard L. Simons	48	1996	Executive Vice President, Chief Financial Officer and Assistant Secretary since April, 2000 and also Treasurer since September 2002; Senior Vice President, Chief Financial Officer and Assistant Secretary, in 1999; Vice President—Finance 1996—1998; Controller 1987—1996; Assistant Treasurer 1985-1987; Manager Financial Accounting 1983—1984.
Douglas C. Tifft	49	1988	Senior Vice President—Administration since April, 2000; Vice President—Administration 1998—1999; Vice President—Employee Relations since 1988. Various other Company positions 1978—1988.
Joseph T. Colvin	60	1996	Vice President, General Manager—Workholding Operations since March, 2001; Vice President—Manufacturing October, 1996—March, 2001; Manufacturing Director, Machine Operations 1994—1996; Formerly Vice President Operations, General Manager, Inertial Guidance Test Equipment and Original Equipment Manufacturing, Contraves, Inc.,1994; President and CEO, Modern Manufacturing, 1993; President, Inland Motor Division, Kollmorgen Corp., 1987—1992.
Clive M. Danby	45	2001	Vice President—Engineering since March, 2001; Formerly Director of Engineering, Ingersoll Milling Machine Co., 1998—March 2001; Project Manager, Sunstrand Aerospace, 1986—1998.

Richard B. Hendrick	49	2001	Vice President/Controller since May, 2001; Corporate Controller July 2000—April 2001; Formerly, Controller, MMI Products, Inc., 1993—2000; Various financial management positions, Baker Hughes, Inc., 1981—1993.
Douglas G. Rich	47	2001	Vice President, General Manager—U.S. Machine Operations since November, 2001; Director of Manufacturing, Machine Tool Division, March—October 2001; Formerly, Plant Manager, Ingersoll-Rand Company, 1992—March 2001; Plant Superintendent, Watts Fluid Air, Compressed Air Equipment, 1984—1992.

ITEM 10.—CODE OF ETHICS

        The Company adopted the Code of Ethics for the Senior Financial Executives and the Code of Conduct for Directors and Executive Officers which supplement the Code of Conduct governing all employees and directors. A copy of all said Codes is available on our website at www.hardinge.com. We will also provide a copy of the said Codes to shareholders upon request. We will disclose future amendments to, or waivers from, the said Codes on our website within five business days following the date of such amendment or waiver.

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 24, 2004.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 24, 2004.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference from the Registrants's proxy statement to be filed with the Commission on or about March 24, 2004.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrants's proxy statement to be filed with the Commission on or about March 24, 2004.

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

(b)
Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report:

    Form 8-K dated October 30, 2003 furnishing the press release announcing financial results for the quarter ended September 30, 2003.

(c)
Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:

Item	Description
3.1	—	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
3.2	—	By-Laws of Hardinge Inc. as amended November 19, 1996, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.
3.3	—	Amendment to the By-Laws of Hardinge Inc. dated February 22, 2000 incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2000.
3.4	—	Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant's Form 10, effective June 29, 1987.
3.5	—
Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
3.6	—
Form of Rights Agreement, dated as of May 16, 1995, between Hardinge Inc. and American Stock Transfer and Trust Company, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 23, 1995.
3.7	—
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
Amendment Number One dated December 31, 2002 to the Multi-currency Credit Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association as Documentation Agent, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 2002.
10.3	—
Amendment Number One dated December 31, 2002 to the Term Loan Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 2002.
10.4	—
Amendment Number Two to the Multi-currency Credit Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association as Documentation Agent, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30,2003.
10.5	—
Amendment Number Two to the Term Loan Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association, incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2003.
10.6	—	$8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated February 8, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.
10.7	—
Alliance Agreement entered into as of October 29, 2002, by and among Hardinge Inc., BPT IP, LLC and Bridgeport Machines Limited, incorporated by reference from the Registrant's Form 8-K filed November 25, 2002
10.8	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.9	—	The 2002 Hardinge Inc. Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2002.
*10.10	—
The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1996.
*10.11	—	Hardinge Inc. 1993 Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.12	—	Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.13	—	Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.14	—	Employment Agreement with Richard L. Simons effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.15	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.16	—	Employment Agreement with Richard B. Hendrick effective February 1, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.

*10.17	—	Employment Agreement with Clive M. Danby effective April 1, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.
*10.18	—	Employment Agreement with Douglas Rich effective April 1, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2001.
*10.19	—	Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.20	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
14	—	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Auditors.
31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beg. of Period	Costs & Expenses		Other Accounts		Deductions		Balance at End of Period
	(dollars in thousands)
Year ended December 31, 2003:
Allowance for Bad Debts	$6,104	$93		$42	(1)	$2,089	(2)	$4,150
Reserve for Obsolete Inventory	1,769	1,454		1,088	(4)	802	(3)	3,509
Valuation allowance for Deferred Taxes	4,518	14,605	(5)	1,870	(5)			20,993

Total	$12,391	$16,152		$3,000		$2,891		$28,652

Year ended December 31, 2002:
Allowance for Bad Debts	$6,414	$1,548		$59	(1)	$1,917	(2)	$6,104
Reserve for Obsolete Inventory	14,171	506		88	(1)	12,996	(3)	1,769
Valuation allowance for Deferred Taxes	4,570	(52	)(5)					4,518

Total	$25,155	$2,002		$147		$14,913		$12,391

Year ended December 31, 2001:
Allowance for Bad Debts	$963	$6,676		$(7	)(1)	$1,218	(2)	$6,414
Reserve for Obsolete Inventory	2,700	27,754		(11	)(1)	16,272	(3)	14,171
Valuation allowance for Deferred Taxes	5,053	(483)						4,570

Total	$8,716	$33,947		$(18)		$17,490		$25,155

  (1)
  Currency translation for balances recorded in foreign currencies, charged to Cumulative Translation Adjustment.

  (2)
  Uncollectable accounts written off, net of recoveries.

  (3)
  Slow-moving parts inventories written down to net recoverable market value.

  (4)
  Addition from the purchase discount on acquired Bridgeport inventory.

  (5)
  See Note 7 to the Financial Statements for further details.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC. (Registrant)
March 12, 2004	/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman of the Board, President, and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2004	/s/ RICHARD L. SIMONS Richard L. Simons Executive Vice President/Chief Financial Officer and Assistant Secretary and Director (Principal Financial Officer)
March 12, 2004	/s/ RICHARD B. HENDRICK Richard B. Hendrick Vice President/Controller (Principal Accounting Officer)
March 12, 2004	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 12, 2004	/s/ RICHARD J. COLE Richard J. Cole Director

March 12, 2004	/s/ E. MARTIN GIBSON E. Martin Gibson Director
March 12, 2004	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 12, 2004	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 12, 2004	/s/ ALBERT W. MOORE Albert W. Moore Director
March 12, 2004	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 12, 2004	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director
March 12, 2004	/s/ KYLE H. SEYMOUR Kyle H. Seymour Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
HARDINGE INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS December 31, 2003
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
Notes to Consolidated Financial Statements
PART III
PART IV
SIGNATURES