Form 10-Q
period 2004-03-31
HARDINGE INC
filed 2004-05-10
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of March 31, 2004 there were 8,846,547 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I, ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	March 31, 2004	Dec. 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$7,350	$4,739
Accounts receivable, net	46,420	44,660
Notes receivable, net	7,490	6,354
Inventories	86,563	87,064
Prepaid expenses	4,005	4,540
Total current assets	151,828	147,357

Property, plant and equipment:
Property, plant and equipment	162,285	162,926
Less accumulated depreciation	98,408	96,741
	63,877	66,185

Other assets:
Notes receivable	6,409	7,733
Deferred income taxes	135	131
Intangible pension asset	3,937	3,900
Goodwill	17,885	18,314
Other	2,061	2,087
	30,427	32,165

Total assets	$246,132	$245,707

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	March 31, 2004	Dec. 31, 2003
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$14,630	$13,760
Notes payable to bank	1,219	624
Accrued expenses	15,798	18,224
Accrued income taxes	3,111	2,990
Deferred income taxes	3,500	3,477
Current portion long-term debt	5,002	5,002
Total current liabilities	43,260	44,077

Other liabilities:
Long-term debt	18,472	17,675
Accrued pension plan expense	23,958	23,693
Deferred income taxes	3,203	3,163
Accrued postretirement benefits	5,885	5,864
Derivative financial instruments	6,572	6,194
Other liabilities	2,919	2,267
	61,009	58,856

Equity of minority interest	4,083	3,688

Shareholders’ equity:
Preferred stock, Series A, par value $.01: Authorized - 2,000,000; issued - none
Common stock, $.01 par value: Authorized shares - 20,000,000 Issued shares - 9,919,992 at March 31, 2004 and December 31, 2003	99	99
Additional paid-in capital	60,543	60,586
Retained earnings	95,579	94,150
Treasury shares - 1,073,445 at March 31, 2004 and 1,062,143 at December 31, 2003.	(13,920)	(13,843)
Accumulated other comprehensive loss	(3,110)	(393)
Deferred employee benefits	(1,411)	(1,513)
Total shareholders’ equity	137,780	139,086

Total liabilities and shareholders’ equity	$246,132	$245,707

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings (Unaudited)

(In Thousands, Except Per Share Data)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Net Sales	$51,917	$40,902
Cost of sales	36,237	28,105
Gross profit	15,680	12,797

Selling, general and administrative expenses	12,638	12,124
Income from operations	3,042	673

Interest expense	623	811
Interest (income)	(98)	(108)
Income (loss) before income taxes and minority interest in consolidated subsidiary and investment of equity company	2,517	(30)
Income taxes (benefits)	693	(6)
Minority interest in (profit) of consolidated subsidiary	(395)	(93)
Profit in investment of equity company	0	20
Net income (loss)	1,429	(97)

Retained earnings at beginning of period	94,150	105,612
Less dividends declared	0	0
Retained earnings at end of period	$95,579	$105,515

Per share data:
Basic earnings (loss) per share	$.16	$(.01)
Weighted average number of common shares outstanding	8,757	8,692

Diluted earnings (loss) per share	$.16	$(.01)
Weighted average number of common shares outstanding	8,868	8,692

Cash Dividends Declared	$.00	$.00

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

	Three months ended March 31,
	2004	2003
	(Unaudited)	(Unaudited)

Net cash provided by operating activities	$1,370	$8,779

Investing activities:
Capital expenditures	(335)	(449)
Net cash (used in) investing activities	(335)	(449)

Financing activities:
Increase (decrease) in short-term notes payable to bank	595	(4,771)
Increase (decrease) in long-term debt	820	(4,289)
(Purchase) of treasury stock	(144)	0
Dividends paid	0	0
Funds provided by minority interest	302	93
Net cash provided by (used in) financing activities	1,573	(8,967)

Effect of exchange rate changes on cash	3	18

Net increase (decrease) in cash	2,611	(619)

Cash at the beginning of the period	4,739	2,175

Cash at the end of the period	$7,350	$1,556

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2004

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2003.  The Company operates in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the March 31, 2003 consolidated financial statements have been reclassified to conform with the March 31, 2004 presentation.

NOTE B—STOCK-BASED COMPENSATION

The Company grants restricted shares of common stock and stock options to certain officers and other key employees.  The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  The stock options issued under the 1996 and 2002 Incentive Stock Plans expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent exercisable after the third year.

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

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended March 31,
	2004	2003
Shares at beginning of period	234,000	236,000
Shares granted	—	—
Options exercised	666	—
Shares canceled and forfeited	2,000	—
Shares at end of period	231,334	236,000

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended March 31,
	2004	2003
	(dollars in thousands)
Reported net income (loss)	$1,429	$(97)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	28	29
Pro forma net income (loss)	$1,401	$(126)
Earnings per share:
Basic and Diluted – as reported	$.16	$(.01)
Basic and Diluted – pro forma	$.16	$(.01)

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

The Company also sells extended warranties for some of its products.  These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale.  Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.  Deferred extended warranty revenue was $177,000 at March 31, 2004.

A reconciliation of the changes in the Company’s product warranty liability during the three month periods ended March 31, 2004 and 2003 is as follows:

	Three months ended March 31,
	2004	2003
	(dollars in thousands)

Beginning balance	$1,671	$1,975
Provision for warranty	548	650
Warranties settlement costs	(612)	(950)
Other – currency translation impact	(26)	24
Quarter end balance	$1,581	$1,699

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	March 31, 2004	December 31, 2003

Finished products	$33,183	$33,217
Work-in-process	25,570	25,705
Raw materials and purchased components	27,810	28,142
	$86,563	$87,064

NOTE E—INCOME TAXES

Statement of Financial Accounting Standards No.109 (SFAS 109) requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized.  A review of all available positive and negative evidence needs to be considered, including such matters as the company’s current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, and sales backlogs that will result in future profits.  It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.  Therefore, cumulative losses weigh heavily in the overall assessment.  As a result of the review undertaken at September 30, 2003, Hardinge, Inc. concluded that it was appropriate to establish a full valuation allowance for its U.S. net deferred tax assets.

Subsequent to September 30, 2003, Hardinge Inc. continued to maintain a full valuation allowance on the tax benefits of its U.S. net deferred tax assets.  Hardinge Inc. expects to continue to record a full valuation allowance on these future tax benefits until an appropriate level of profitability is sustained in the U.S. operations.  Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant U. S. tax benefits in future results of operations.

NOTE F—EARNINGS (LOSS) PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings (loss) per share are computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share.   Basic earnings (loss) per share are computed using the weighted average number of shares of common stock outstanding during the period.  For diluted earnings (loss) per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by Statement No. 128:

	Three months ended March 31,
	2004	2003
	(dollars in thousands)
Numerator:
Net income (loss)	$1,429	$(97)
Numerator for basic earnings (loss) per share	1,429	(97)
Numerator for diluted earnings (loss) per share	1,429	(97)

Denominator:
Denominator for basic earnings (loss) per share-weighted average shares (in thousands)	8,757	8,692
Effect of diluted securities:
Restricted stock and stock options (in thousands)	111	—
Denominator for diluted earnings (loss) per share-adjusted weighted average shares (in thousands)	8,868	8,692

Basic earnings (loss) per share	$.16	$(.01)
Diluted earnings (loss) per share	$.16	$(.01)

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

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three months ended March 31, 2004 and 2003, the components of total comprehensive income (loss) consisted of the following  (dollars in thousands):

	Three months ended March 31,
	2004	2003
Net Income (Loss)	$1,429	$(97)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,722)	1,786
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	(33)	55
Net investment hedges	(962)	(460)
Other comprehensive income (loss)	(2,717)	1,381
Total Comprehensive (Loss) Income	$(1,288)	$1,284

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at March 31, 2004 and December 31, 2003  (dollars in thousands):

	Accumulated balances
	March 31, 2004	Dec. 31, 2003
Other Comprehensive Income (Loss):
Pension liability (net of tax of $3,133 and $3,133, respectively)	$(9,061)	$(9,052)
Foreign currency translation adjustments	10,794	12,507
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $623 and $659, respectively)	(929)	(896)
Net investment hedges, (net of tax of $714 and $714, respectively)	(3,914)	(2,952)
Other Comprehensive (Loss)	(3,110)	$(393)

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

The total carrying amount of goodwill was $17,885,000 as of March 31, 2004 and $18,314,000 as

of December 31, 2003.  This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG.  The asset value of this goodwill decreased by $429,000, during the first quarter of 2004, with the entire change caused by the decreased dollar value of the Swiss franc, the functional currency of the Company’s HTT subsidiary, whose balance sheet includes this goodwill.

NOTE  J—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132, as revised.

A summary of the components of net periodic pension and postretirement benefit costs for the consolidated company is presented below:

	Pension Benefits		Postretirement Benefits
	Quarter Ended March 31,		Quarter Ended March 31,
	2004	2003	2004	2003
	(dollars in thousands)		(dollars in thousands)
Service cost	$661	$681	$20	$21
Interest cost	1,674	1,648	95	91
Expected return on plan assets	(1,928)	(1,905)	—	—
Amortization of prior service cost	42	98	(6)	(6)
Amortization of transition (asset) obligation	(98)	(65)	—	—
Amortization of (gain) loss	36	27	—	—
Net periodic benefit cost	$387	$484	$109	$106

Hardinge Inc. previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $2,666,000 to its U. S. defined benefit plan in 2004.  As of March 31, 2004, no contributions have been made to the domestic plan.  The first 2004 contribution of $496,427 was made April 15, 2004.  The Company presently anticipates contributing $2,666,174 to fund its domestic pension plan in 2004.  The recent legislation passed by Congress may affect the amount of quarterly contributions in the future based upon revised actuarial calculations.  The Company does not believe the impact of these changes will be significant to this total year number.  Hardinge also previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $1,199,000 to its foreign defined benefit plans in 2004.  As of March 31, 2004, $307,000 of contributions has been made to the foreign plans.

In January 2004, the FASB issued Financial Staff Position (“FSP”) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act 2003.” FSP 106-1 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act (the “Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Under FSP No. 106-1, a plan sponsor may elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued. The Company has not adopted the provisions of the Act and, accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the Act.  Specific authoritative guidance, when issued, could require the Company to change previously reported information.

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The Company’s primary business is manufacturing high-precision computer controlled metal-cutting and grinding machines and related accessories. The Company is geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Over 60% of its sales are to customers outside North America, and approximately half of its employees are outside of North America.

The Company’s machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. The U.S. market activity metric most closely watched by management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. Similar information regarding machine tool consumption in foreign countries is published in various trade journals.

Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the Company’s products.  One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. Another is capacity utilization, as reported by the Federal Reserve Board.

Other key performance indicators are geographic distribution of sales and orders, gross margin as percent of sales, income from operations, working capital changes and debt level trends. In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

The Company recorded a deferred tax charge in September 2003. As explained in the Company’s Form 10-K report for the year ended December 31, 2003, this charge was made consistent with the specific requirements of Statement of Financial Accounting Standards No. 109 and established a valuation allowance offsetting the Company’s entire U.S. deferred tax asset. The Company’s management continues to believe that ultimately these deferred tax assets will be fully utilized as credits against tax expense on future taxable income well before the assets would expire, since the Company’s U. S. operations earned $10,000,000 average annual pretax profit in the years 1990-2000 and the current tax law provides a lengthy carry-forward period, which for the Company’s current deferred tax assets extends until 2021-2023; however the recovery of these tax assets is currently uncertain.

The Company’s management believes currency exchange rate changes are significant to reported results for several reasons. The Company’s primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the yen, euro, and Swiss franc to be central to competitive pricing in all of the Company’s markets.  Also, the Company translates the results of its Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and reporting purposes.  Period to period changes in the exchange rate between their local currency and the U.S. dollar may affect comparative data significantly.  The Company also purchases computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

In the past two years, pension liabilities have represented another significant uncertainty for the Company. The Company provides defined benefit pension plans for eligible employees in the U.S., Switzerland, England, and Taiwan. Recent declines in interest rates used to calculate the present value of future pension obligations and negative U.S. and UK equity market investment returns in 2002 have resulted in deferred pension charges to equity of $3,940,000 in 2003 and $5,112,000 in 2002.  These non-cash charges were recorded in “other comprehensive income” in the equity section of the consolidated balance sheets.  The underlying economic causes for these charges reflect a risk of increased future pension expense. As discussed later, further large pension charges driven by declines in interest rates or lower than assumed investment returns may require the Company to negotiate changes to its current borrowing arrangements.

Results of Operations

Summarized selected financial data for the first quarters of 2004 and 2003:

	Three months ended March 31,
	2004	2003	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$51,917	$40,902	$11,015	26.9%
Gross Profit	15,680	12,797	2,883	22.5%
Income from operations	3,042	673	2,369	352.0%
Profit (loss) before taxes	2,517	(30)	2,547	n.m.
Net income (loss)	1,429	(97)	1,526
Diluted earnings (loss) per share	.16	(.01)	.17
Weighted average shares outstanding	8,868	8,692
Gross Profit as% of sales	30.2%	31.3%	-1.1%
Profit (loss) before taxes% of sales	4.9%	-0.1%	5.0%
Net income (loss) as% of sales	2.8%	-0.2%	3.0%

Net Sales.  Net sales of $51,917,000 in the first quarter of 2004 were 26.9% above net sales of $40,902,000 in the same three months of 2003. As noted below, sales increased in all three sales regions:

	Three months ended March 31,
Sales to Customers in:	2004	2003	Change	% Change
	(dollars in thousands)
North America	$19,729	$16,599	$3,130	18.9%
Europe	22,311	17,966	4,345	24.2%
Asia & Other	9,877	6,337	3,540	55.9%
	$51,917	$40,902	$11,015	26.9%

This sales increase included $2,125,000 from positive impacts of the weakened dollar upon the translation of sales recorded by the Company’s European subsidiaries. Excluding exchange rate impacts, sales rose 21.7%.

The 18.9% increase in sales to customers in North America included benefits from sales of Bridgeport knee mills, shipments of which began during the second quarter of 2003, in addition to the continuing rise in sales of the Company’s other Elmira-based products.

Sales in Europe in the first quarter, when measured in constant exchange rates, improved by $2,220,000, or 12.4%, as compared to the very low first quarter of 2003. European markets in general weakened throughout 2003 and into 2004, but the Company’s Swiss subsidiaries were able to deliver several machines from backlog in the first quarter of 2004.

First quarter sales in the Asia & Other category, which is primarily sales to China, were 55.9% above the first quarter of 2003.  Sales between quarters in China vary based upon delivery requirements, letter of credit terms, and other factors.  Sales in the first quarter of 2003 were unusually low.

The geographic mix of sales is shown as percentages of total sales in the table below:

	Three months ended March 31,
Sales to Customers in:	2004	2003	Change
North America	38.0%	40.6%	-2.6%
Europe	43.0%	43.9%	-0.9%
Asia & Other	19.0%	15.5%	3.5%
Total	100.0%	100.0%

Machine sales represented 69.4% of revenues in the first quarter of 2004, as compared to 66.6% during the first quarter of 2003.  Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

Orders and Backlog:   The Company’s new orders rose 23.8% in the first quarter of 2004, as compared to the first quarter of 2003, as shown in the table below:

	Three months ended March 31,
Orders from Customers in:	2004	2003	Change	% Change
	(dollars in thousands)
North America	$23,792	$19,617	$4,175	21.3%
Europe	17,631	12,607	5,024	39.9%
Asia & Other	9,089	8,580	509	5.9%
Total	$50,512	$40,804	$9,708	23.8%

This increase in new orders included $1,705,000 due to the diminished value of the dollar, as discussed previously. The remaining $8,003,000 increase in orders represents a 19.6% increase over the order rate of the first quarter of 2003.

The increased North American orders reflected the general increase in manufacturing activity in the U.S. The Company did accept orders for Bridgeport machines in the first quarter of 2003; therefore, the above table reflects increases in orders of like products.

Excluding foreign currency translation effects, first quarter 2004 orders from customers in Europe were approximately 26.3% above the unusually low order level from the first quarter of 2003 and were consistent with the levels experienced in the last two quarters of 2003.

Orders in Asia continued to grow in 2004, primarily due to increased demand in China.  Current quotation and other pre-sale activity levels suggest that the growth year to year will be higher than the 5.9% experienced in this first quarter comparison.

The Company’s consolidated backlog was $41,281,000 at March 31, 2004. This was 12.5% above the March 31, 2003 backlog of $36,681,000.  The backlog has declined 2.8% since December 31, 2003.

The Company’s first quarter 2004 gross margin was 30.2% of sales, compared to 31.3% in the first quarter of 2003. This reflects the higher percentage of sales coming from machine sales, which historically have had lower margins than repair parts, service and other non-machine revenue. In both periods, gross margins were reduced by lower recovery of fixed manufacturing overhead, primarily due to underutilized capacity in North America. The Company has implemented personnel reductions and many other cost reduction initiatives throughout its North American and European operations but these only partially offset the impacts of lower sales and production volumes.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses were $12,638,000 in the first quarter of 2004, compared to $12,124,000 in the first quarter of 2003.  Foreign exchange translation effects resulted in an increase of $400,000 when compared to last year.  Stated as a percentage of sales, SG&A expenses declined from 29.6% of sales in first quarter of 2003 to 24.3% of sales in the first quarter of 2004, largely due to the increased sales.

Income from Operations.  For the first quarter of 2004, income from operations was $3,042,000, or 5.9% of sales. This compares to $673,000, or 1.6% of sales, one year earlier, largely due to the increased sales and other factors described previously.

Interest Expense & Interest Income.  Interest expense was $623,000 for the first quarter of 2004 as compared to $811,000 for the first quarter of 2003. This 23.2% decrease was largely due to reduced average borrowings. Interest income, primarily derived from previous years’ internally financed customer sales, was $98,000 and $108,000, respectively, in the first quarters of 2004 and 2003.

Income Taxes/Benefits.   The first quarter 2004 tax provision of $693,000 was 27.5% of pre-tax income. This is compared to a tax benefit of $6,000, or 20.0% of the pre-tax loss, recorded in the first quarter of 2003. As described previously, the Company recorded a 2003 valuation allowance for the full value of the deferred tax assets of its U.S. operations. Consistent with that treatment, no tax benefits were recorded as a result of the pre-tax loss of the U.S. operations for the first quarter of 2004 to partially offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

Minority Interest In (Profit) of Consolidated Subsidiary.  The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In the first quarters of 2004 and 2003, respectively, $395,000 and $93,000 of reductions in consolidated net income represent the minority stockholders’ 49% share in the joint venture’s net income.

Profit In Investment of Equity Company.  The Company was 50% owner of Hardinge EMAG GmbH, until the Company sold this investment in December 2003. The Company’s 50% share of that joint venture’s profits contributed $20,000 to the Company’s consolidated results in the first quarter of 2003.

Net Income/(Loss).  The quarter ended March 31, 2004 net income was $1,429,000, or 2.8% of net sales, compared to a loss of ($97,000), or (0.2)% of net sales, in the first quarter of 2003, due to the increased sales and other changes described previously.

Liquidity and Capital Resources

The Company’s current ratio at March 31, 2004 was 3.51:1, compared to 3.34:1 at December 31, 2003.

As shown in the consolidated statements of cash flows, cash generated from operating activities was $1,370,000 in the first quarter of 2004, compared to $8,779,000 of cash generated from operating activities in the first quarter of 2003. This represents a decrease in cash generation of $7,409,000, or 84.4%.

The table below summarizes the changes in cash flow from operating activities, comparing the first quarters of 2004 and 2003:

	Three months ended March 31,
	2004	2003	Change in Cash Flow
	(dollars in thousands)
Net income/(loss)	$1,429	$(97)	$1,526
Income taxes	485	7,280	(6,795)
Depreciation and amortization	2,266	2,098	168
Accounts receivable	(1955)	458	(2,413)
Inventory	(187)	688	(875)
Other assets	707	(1,323)	2,030
Notes receivable	181	302	(121)
Accrued expenses	(2,340)	1,571	(3,911)
Accounts payable	849	(2,222)	3,071
Other liabilities	(65)	24	(89)
Cash from operating activities	$1,370	$8,779	$(7,409)

This $7,409,000 decrease included a $6,795,000 decrease in the change in income taxes.  This was largely due to the $6,741,000 refund in the first quarter of 2003 generated by a U.S. income tax loss carryback.

Cash used in investing activities decreased by $114,000 between the first quarters of 2003 and 2004. Capital expenditures were $335,000 in the first quarter of 2004, as compared to $449,000 in the first quarter of 2003. The Company has begun expanding its manufacturing capacity in China and continues to upgrade its accessory manufacturing in the U.S. Total 2004 capital expenditures are projected to be in the range of $3,000,000 to $5,000,000 and are expected to be financed through operations or available bank borrowings.

Cash provided by financing activities was $1,573,000 in the first quarter of 2004 compared to cash used of $(8,967,000) in the first quarter of 2003.  Debt increased $1,415,000 in the first quarter of 2004 compared to a decrease of $9,060,000 in the first quarter of 2003.  Cash increased by $2,611,000 in the first quarter of 2004 compared to a decrease of ($619,000) in the first quarter of 2003.

Hardinge maintains a revolving loan agreement with a group of U.S. banks. This agreement, which expires in October 2005, provides for borrowings of up to $30,000,000, secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. At March 31, 2004, borrowings under this agreement totaled $2,917,000.

The Company also has a $17,000,000 term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. This term loan provides for quarterly payments of $1,200,000 through March 2007.

An additional loan agreement with another U.S. bank provides for borrowings up to $8,000,000, of which $1,219,000 was borrowed at March 31, 2004.

The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 9,500,000 Swiss francs or approximately $7,494,000, and borrowings under these facilities were $1,000 at March 31, 2004. The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank which provide for borrowings up to 9,745,000 Swiss francs, or approximately $7,687,000. Borrowings under these facilities, which are secured by the real property owned by the two Swiss subsidiaries, were $1,771,000 as of March 31, 2004.

These and other borrowing agreements provide for borrowing availability of up to $72,426,000, of which $24,693,000, or 34%, was borrowed as of March 31, 2004.

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

PART I.  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004 and has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004.  There were no material changes in the Company’s internal control over financial reporting during the first quarter of 2004.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

A.           Exhibits

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.             Reports on Form 8-K:

Current Report on Form 8-K, filed February 16, 2004 in connection with a February 12, 2004 press release announcing the Company’s 2003 fourth quarter results.

Current Report on Form 8-K, filed February 27, 2004 in connection with a February 20, 2004 press release announcing the election of two new members to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

May 10, 2004	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

May 10, 2004	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Executive Vice President/CFO
(Principal Financial Officer)

May 10, 2004	By:	/s/ Richard B. Hendrick
Date		Richard B. Hendrick
Vice President and Controller
(Principal Accounting Officer)