Form 10-Q
period 2004-06-30
HARDINGE INC
filed 2004-08-09
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of June 30, 2004 there were 8,846,533 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2004 and December 31, 2003.

Consolidated Statements of Income and Retained Earnings for the three months ended June 30, 2004 and 2003 and for the six months ended June 30, 2004 and 2003.

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003.

Notes to Consolidated Financial Statements.

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities

	Item 3.	Default upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I, ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	June 30, 2004	Dec. 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$3,543	$4,739
Accounts receivable, net	49,201	44,660
Notes receivable, net	7,182	6,354
Inventories	89,863	87,064
Prepaid expenses	4,691	4,540
Total current assets	154,480	147,357

Property, plant and equipment:
Property, plant and equipment	164,063	162,926
Less accumulated depreciation	100,855	96,741
	63,208	66,185

Other assets:
Notes receivable	6,103	7,733
Deferred income taxes	133	131
Intangible pension asset	3,920	3,900
Goodwill	18,109	18,314
Other	2,097	2,087
	30,362	32,165

Total assets	$248,050	$245,707

See accompanying notes.

	June 30, 2004	Dec. 31, 2003
	(Unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,041	$13,760
Notes payable to bank	2,688	624
Accrued expenses	16,135	18,224
Accrued income taxes	2,518	2,990
Deferred income taxes	3,452	3,477
Current portion long-term debt	4,884	5,002
Total current liabilities	46,718	44,077

Other liabilities:
Long-term debt	17,575	17,675
Accrued pension plan expense	21,101	23,693
Deferred income taxes	3,235	3,163
Accrued postretirement benefits	5,892	5,864
Derivative financial instruments	4,919	6,194
Other liabilities	3,490	2,267
	56,212	58,856

Equity of minority interest	4,606	3,688

Shareholders’ equity:
Preferred stock, Series A, par value $.01:
Authorized - 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000
Issued shares - 9,919,992 at June 30, 2004 and December 31, 2003	99	99
Additional paid-in capital	60,543	60,586
Retained earnings	95,847	94,150
Treasury shares - 1,073,459 at June 30, 2004 and 1,062,143 at December 31, 2003.	(13,920)	(13,843)
Accumulated other comprehensive loss	(759)	(393)
Deferred employee benefits	(1,296)	(1,513)
Total shareholders’ equity	140,514	139,086

Total liabilities and shareholders’ equity	$248,050	$245,707

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Income and Retained Earnings

(In Thousands, Except Per Share Data)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$53,330	$47,494	$105,247	$88,396
Cost of sales	38,107	33,270	74,152	61,375
Gross profit	15,223	14,224	31,095	27,021

Selling, general and administrative expenses	13,523	12,600	26,353	24,724
Income from operations	1,700	1,624	4,742	2,297

Interest expense	590	731	1,213	1,542
Interest (income)	(101)	(134)	(199)	(242)
Income before income taxes and minority interest in consolidated subsidiary and investment of equity company	1,211	1,027	3,728	997
Income taxes	332	239	1,025	233
Minority interest in (profit) of consolidated subsidiary	(523)	(224)	(918)	(317)
Profit in investment of equity company		16		36
Net income	356	580	1,785	483

Retained earnings at beginning of period	95,579	105,515	94,150	105,612
Less dividends declared	88	88	88	88
Retained earnings at end of period	$95,847	$106,007	$95,847	$106,007

Per share data:
Basic earnings per share	$.04	$.07	$.20	$.06
Weighted average number of common shares outstanding	8,735	8,708	8,748	8,698

Diluted earnings per share	$.04	$.07	$.20	$.06
Weighted average number of common shares outstanding	8,786	8,716	8,807	8,716

Cash Dividends Declared	$.01	$.01	$.01	$.01

See accompanying notes.

HARDINGE INC AND SUBSIDARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six months ended June 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,785	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,512	4,276
Provision for deferred income taxes	666	(29)
Funds provided by minority interest	836	317
Foreign currency transaction (gain) loss	(79)	(228)
Changes in operating assets and liabilities:
Accounts receivable	(4,849)	(1,423)
Notes receivable	705	877
Income tax receivable	—	7,144
Inventories	(3,191)	6,141
Other assets	(95)	(2,368)
Accounts payable	3,301	(2,739)
Accrued expenses	(5,131)	(319)
Investment in equity company	—	(36)
Accrued postretirement benefits	28	(62)
Net cash (used in) provided by operating activities	(1,512)	12,034

Investing activities
Capital expenditures	(1,370)	(866)
Net cash (used in) investing activities	(1,370)	(866)

Financing activities
Increase (decrease) in short-term debt	1,945	(3,492)
(Decrease) in long-term debt	(48)	(5,679)
Net purchases of treasury stock	(144)	—
Dividends paid	(88)	(88)
Net cash provided by (used in) financing activities	1,665	(9,259)

Effect of exchange rate changes on cash	21	44
Net (decrease) increase in cash	(1,196)	1,953

Cash at beginning of period	4,739	2,175

Cash at end of period	$3,543	$4,128

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2004

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2003.  The Company operates in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B—STOCK-BASED COMPENSATION

The Company grants restricted shares of common stock and stock options to certain officers, other key employees and directors.  The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  The stock options issued under the 1996 and 2002 Incentive Stock Plans expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent exercisable after the third year.

In accordance with the provisions of Statement of Financial Accounting Standard No. 123 the Company has elected to continue applying the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  The Company amortizes compensation expense for restricted stock over the vesting period of the grant.  The Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock options:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Reported net income	$356	$580	$1,785	$483
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	28	29	56	58
Pro forma net income	$328	$551	$1,729	$425
Earnings per share:
Basic and Diluted – as reported	$.04	$.07	$.20	$.06
Basic and Diluted – pro forma	$.04	$.06	$.20	$.05

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

The Company also sells extended warranties for some of its products.  These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale.  Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.  Deferred extended warranty revenue was $165,000 at June 30, 2004.

A reconciliation of the changes in the Company’s product warranty liability during the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)

Beginning balance	$1,581	$1,699	$1,671	$1,975
Provision for warranty	446	454	994	1,104
Warranties settlement costs	(530)	(607)	(1,142)	(1,557)
Other – currency translation impact	14	2	(12)	26
Quarter end balance	$1,511	$1,548	$1,511	$1,548

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	June 30, 2004	December 31, 2003

Finished products	$33,301	$33,217
Work-in-process	28,418	25,705
Raw materials and purchased components	28,144	28,142
	$89,863	$87,064

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

Subsequent to September 30, 2003, Hardinge Inc. continued to maintain a full valuation allowance for its U.S. net deferred tax assets.  Hardinge Inc. expects to continue to record a full valuation allowance on these future tax benefits until an appropriate level of profitability is sustained in the U.S. operations.  Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant U. S. tax benefits in future results of operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator: (dollars in thousands)
Net income	$356	$580	$1,785	$483
Numerator for basic earnings per share	356	580	1,785	483
Numerator for diluted earnings per share	356	580	1,785	483

Denominator: (shares in thousands)
Denominator for basic earnings per share -weighted average shares	8,735	8,708	8,748	8,698
Effect of diluted securities:
Restricted stock and stock options	51	8	59	18
Denominator for diluted earnings per share -adjusted weighted average shares	8,786	8,716	8,807	8,716

Basic earnings per share	$.04	$.07	$.20	$.06
Diluted earnings per share	$.04	$.07	$.20	$.06

NOTE G—DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has a seven-year cross-currency swap agreement and an interest rate swap agreement related to their term loan accounted for as an investment hedge and a cash flow hedge, respectively.  The fair market values of the currency swap and interest rate swap are liabilities on the Company’s balance sheet.  Also, the Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales.  Gains or losses from these contracts are recognized in the income statement when the contract is settled.

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three and six months ended June 30, 2004 and 2003, the components of total comprehensive income (loss) consisted of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net Income	$356	$580	$1,785	$483
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	619	798	(1,094)	2,584
Foreign currency translation - pension	4		(5)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	614	(53)	581	2
Net investment hedges	1,114	48	152	(412)
Other comprehensive income (loss)	2,351	793	(366)	2,174
Total Comprehensive Income	$2,707	$1,373	$1,419	$2,657

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at June 30, 2004 and December 31, 2003 (dollars in thousands):

	Accumulated balances
	June 30, 2004	Dec. 31, 2003
Other Comprehensive Income (Loss):
Pension liability (net of tax of $3,133 and $3,133, respectively)	$(9,057)	$(9,052)
Foreign currency translation adjustments	11,413	12,507
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $641 and $659, respectively)	(315)	(896)
Net investment hedges, (net of tax of $714 and $714, respectively)	(2,800)	(2,952)
Other Comprehensive (Loss)	$(759)	$(393)

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

The total carrying amount of goodwill was $18,109,000 as of June 30, 2004 and $18,314,000 as of December 31, 2003.  This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG.  The asset value of this goodwill decreased by $205,000, during the first six months of 2004, with the entire change caused by the decreased dollar value of the Swiss franc, the functional currency of the Company’s HTT subsidiary, whose balance sheet includes this goodwill.

NOTE J—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132, as revised.

A summary of the components of net periodic pension costs for the consolidated company for the three and six months ended June 30, 2004 and 2003 is presented below:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)

Service cost	$658	$684	$1,319	$1,365
Interest cost	1,666	1,655	3,340	3,303
Expected return on plan assets	(1,917)	(1,914)	(3,845)	(3,819)
Amortization of prior service cost	42	98	84	196
Amortization of transition (asset) obligation	(97)	(66)	(195)	(131)
Amortization of (gain) loss	34	28	70	55
Net periodic benefit cost	$386	$485	$773	$969

A summary of the components of net postretirement benefits costs for the consolidated company for the three and six months ended June 30, 2004 and 2003 is presented below:

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)

Service cost	$19	$21	$39	$42
Interest cost	95	91	190	182
Amortization of prior service cost	(6)	(6)	(12)	(12)
Net periodic benefit cost	$108	$106	$217	$212

Hardinge Inc. previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2,666,000 to its U. S. defined benefit plan in 2004.  The Company continues to expect that it will pay this amount.  As of June 30, 2004, $496,427 of contributions has been made to the domestic plan.  The second 2004 contribution of $496,427 was made July 15, 2004.  The recent legislation passed by Congress may affect the amount of quarterly contributions in the future based upon revised actuarial calculations.  The Company does not believe the impact of these changes will be significant to this total year number.  Hardinge also previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1,199,000 to its foreign defined benefit plans in 2004.  As of June 30, 2004, $535,000 of contributions has been made to the foreign plans.

In January 2004, the FASB issued Financial Staff Position (“FSP”) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act 2003.”  The Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Under FSP No. 106-1, a plan sponsor may elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued.  The Company has not adopted the provisions of the Act and, accordingly, any measures of accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes do not reflect the Act.  In May 2004, the FASB issued FSP 106-2, which addresses the accounting and disclosure implications that are expected to arise as a result of the Act.  Under FSP 106-2, the effect of the Federal subsidy shall be accounted for as an actuarial experience gain.  This FSP is effective for the first interim or annual period beginning after June 15, 2004.

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

The Company recorded a deferred tax charge in September 2003. As explained in the Company’s Form 10-K report for the year ended December 31, 2003, this charge was made consistent with the specific requirements of Statement of Financial Accounting Standards No. 109 and established a valuation allowance offsetting the Company’s entire U.S. deferred tax asset.  Furthermore, no tax benefit can be recorded in the financial statements on net operating losses in the current year, even though they can be carried forward against future profits.  The Company’s management continues to believe that ultimately these deferred tax assets and currently generated net operating loss carryforwards will be fully utilized as credits against tax expense on future taxable income well before the assets would expire, since the Company’s U. S. operations earned $10,000,000 average annual pretax profit in the years 1990-2000 and the current tax law provides a lengthy carry-forward period, which for the Company’s current deferred tax assets extends until 2021-2023; however the recovery of these tax assets is currently not certain.

The Company’s management believes currency exchange rate changes are significant to reported results for several reasons. The Company’s primary competitors are now largely manufacturers in Japan, Germany, Switzerland, Taiwan, and Korea, which causes the worldwide valuation of the Yen, Euro, and Swiss franc, Taiwanese dollar and Korean won to be central to competitive pricing in all of the Company’s markets.  Also, the Company translates the results of its Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and reporting purposes.  Period to period changes in the exchange rate between their local currency and the U.S. dollar may affect comparative data significantly.  The Company also purchases computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

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

Results of Operations

Summarized selected financial data for the three and six month periods ended June 30, 2004 and 2003:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	Change	% Change	2004	2003	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$53,330	$47,494	$5,836	12.3%	$105,247	$88,396	$16,851	19.1%
Gross Profit	15,223	14,224	999	7.0%	31,095	27,021	4,074	15.1%
Income from operations	1,700	1,624	76	4.7%	4,742	2,297	2,445	106.4%
Profit before taxes	1,211	1,027	184	18.0%	3,728	997	2,731
Net income	356	580	(224)	-38.6%	1,785	483	1,302
Diluted earnings per share	.04	.07	(.03)		.20	.06	.14
Weighted average shares outstanding	8,786	8,716			8,807	8,716
Gross Profit as % of sales	28.5%	29.9%	-1.4%		29.5%	30.6%	-1.1%
Profit before taxes as % of sales	2.3%	2.2%	0.1%		3.5%	1.1%	2.4%
Net income as % of sales	0.7%	1.2%	-0.5%		1.7%	0.5%	1.2%

Net Sales.  Net sales of $53,330,000 in the second quarter of 2004 were 12% above net sales of $47,494,000 in the same three months of 2003.  Sales for the six months ended June 30, 2004 totaled $105,247,000, a 19% increase over the six months ended June 30, 2003.  As noted below, sales increased in all three sales regions:

	Three months ended June 30,			Six months ended June 30,
Sales to Customers in:	2004	2003	% Change	2004	2003	% Change
North America	$21,822	$19,746	11%	$41,551	$36,345	14%
Europe	20,232	18,737	8%	42,543	36,702	16%
Asia & Other	11,276	9,011	25%	21,153	15,349	38%
	$53,330	$47,494	12%	$105,247	$88,396	19%

Sales to customers in North America in the second quarter and year to date reflect the higher order rate of the past two quarters as manufacturing activity in the United States increases.  This increase in activity is reflected in the positive trend of the PMI index published by the Institute of Supply Management and the Capacity Utilization Index published by the Federal Reserve Board.  Also, the Company did not begin shipping the Bridgeport machine lines, which it added through a licensing agreement in late 2002, until the second quarter of 2003.  Therefore, the year to date 2004 sales include a full six months of shipments of those products, while 2003 included only about two months of machine shipments.

Sales to customers in Europe increased in the second quarter and year to date compared to the same periods last year, despite a slowdown of overall manufacturing activity that has been discussed in business media.  The second quarter sales increase reflected higher shipments of vertical machining centers and commodity style lathes, with new products helping in the comparison.  The year to date figures also reflect a strong first quarter shipment level when the Company was able to ship machines out of a strong backlog position.  Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate for the period.  The European currencies have strengthened against the U.S. dollar throughout 2003 and have remained strong in 2004.  The impact of translating the results of the Company’s European sales into weaker U.S. dollars resulted in a year to date increase in sales presented in U.S. dollars of approximately $3 million, with $1 million of that impact in the second quarter.  Excluding the translation impacts, sales in Europe would have increased by only 3.5% in the second quarter and 8.8% for the six months ended June 30, 2004.

Year to year comparisons for sales in Asia do reflect some impacts of the slowdown in commerce in China during the second quarter of 2003 related to the SARS outbreak. During that period, travel to complete orders and to finalize arrangements for shipments, such as customers’ approvals of machines prior to shipment, was delayed.  Therefore, sales were at a lower level during the second quarter of 2003.  Other factors impacting the comparison include a higher level of sales of commodity machines into other Asian countries as the Company increased marketing efforts in this area.

Machine sales represented 67.1% of revenues in the second quarter of 2004, as compared to 66.5% during the second quarter of 2003.  Machine sales represented 68.2% of revenues in the six months ended June 30, 2004, as compared to 66.5% during the same period of 2003.  Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

Orders and Backlog:  The increase in new orders included approximately $1 million in the second quarter and $3 million year to date, due to the diminished value of the dollar, as discussed previously. The remaining $13 million increase in second quarter orders and $21 million increase in year to date orders represents a 29% increase in second quarter orders and 24% increase in year to date orders over the same periods of 2003.

	Three months ended June 30,			Six months ended June 30,
Orders from Customers in:	2004	2003	% Change	2004	2003	% Change
North America	$23,283	$21,652	8%	$47,075	$41,269	14%
Europe	22,007	18,178	21%	39,638	30,785	29%
Asia & Other	14,176	5,390	163%	23,265	13,970	67%
	$59,466	$45,220	32%	$109,978	$86,024	28%

The increased North American orders reflected the general increase in manufacturing activity in the U.S. discussed in the sales information above.  The Company did accept orders for Bridgeport machines throughout the first six months of 2003; therefore, the above table reflects increases in orders of like products.

Excluding foreign currency translation effects, second quarter and year to date 2004 orders from customers in Europe were approximately 15.2% and 20.7%, respectively, above the order level from the same periods in 2003.  This reflects an increase in activity in Europe in all of the Company’s product lines.

Orders in Asia continued to grow in 2004, due to increased demand in China and expanded marketing efforts in other areas of Asia.  The second quarter of last year was significantly impacted by the SARS epidemic as discussed above, with orders rebounding starting with the third quarter of 2003.

The Company’s consolidated backlog was $47,414,000 at June 30, 2004. This was 39% above the June 30, 2003 backlog of $34,176,000, and 10.9% above the December 31, 2003 backlog of $42,747,000.

The Company’s second quarter 2004 gross margin was 28.5% of sales, compared to 29.9% in the same quarter of 2003.  Year to date 2004 gross margin was 29.5% versus 30.6% in the same period of 2003.  Factors impacting this relationship include product mix and underutilization of the fixed cost of manufacturing facilities.  During the quarter and year to date, a lower proportion of sales have come from the more complex high-end machines which traditionally provide higher gross margins.  Also, as seen in the sales by product information previously provided, when a higher proportion of sales are in machines rather than non-machine revenues, overall margins are traditionally lower, as the Company traditionally achieves higher margins on the repair parts and accessories than on machines.  In both periods of comparison, gross margins were reduced by lower recovery of fixed manufacturing overhead.  Although this is improving in the U.S. operations as production increases, it has been more than offset by reduced levels of production in the Company’s Swiss manufacturing facilities, where production was decreased to reflect lower incoming order rates.  Due to the higher order rate in the second quarter, the production levels will be increasing in the second half of the year for all of the Company’s world wide manufacturing facilities.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $13,523,000, or 25.4 percent of net sales during the three months ended June 30, 2004, as compared to $12,600,000, or 26.5 percent of net sales, during the second quarter of 2003. For the first half of 2004, SG&A was $26,353,000, or 25.0 percent of net sales compared to $24,724,000, or 28.0 percent of net sales, during the same period of 2003.  The increase in the dollar amount of expenses on a year to year basis reflects volume related expenditures, such as commissions, additional support people in order entry, applications, and service areas to support higher order levels, and incentive bonuses at operations where such compensation is based on volume and profitability levels.  Promotional expenses have increased due to an increase in advertising expenditures and accruing the costs for the industry’s biannual machine tool show, the International Manufacturing Technology Show, which will occur in September of this year.

Income from Operations.  For the quarter ended June 30, 2004, income from operations was $1,700,000, or 3.2% of sales, as compared to $1,624,000, or 3.4% of sales, in the second quarter of 2003. For the first six months of 2004, income from operations was $4,742,000, or 4.5% of sales, as compared to $2,297,000, or 2.6% of sales, in the first half of 2003.  While sales increased by $5,836,000 on a quarter to quarter comparison, the lower gross margin percentage, offset partially by a lower SG&A percentage, resulted in income from operations for the second quarter of approximately the same number for the two years.  On a year to date basis, the reduction in gross margin percent of approximately 1.1 percentage points is more than offset by the improvement of the SG&A percentage of 3 percentage points.  This, combined with a year to date increase in sales of $16,851,000, resulted in a significantly higher income number.

Interest Expense & Interest Income.  Interest expense was $590,000 in the second quarter of 2004, a decrease of $141,000, compared to $731,000 in the second quarter of 2003. For the first six months of 2004, interest expense was $1,213,000, or $329,000 below the $1,542,000 incurred in the first half of 2003. These decreases reflect lower borrowing levels in 2004.  There was no significant change in interest income from year to year.

Income Taxes/Benefits.  The second quarter 2004 provision for income taxes was $332,000, or 27.4% of pre-tax income, as compared to $239,000, or 23.3% of pre-tax income, in the second quarter of 2003. For the first half of 2004, income tax expense was $1,025,000, or 27.5% of pre-tax income, as compared to $233,000, or 23.4% of pre-tax income, in the first six months of 2003.  The difference in the quarter and year to date tax rates compared to the U.S. statutory rate reflects a 0% U.S. tax rate (as described below), as well as an overall foreign tax rate which is lower due to the lower tax rates in our foreign subsidiaries.

As described previously, the Company recorded a valuation allowance for the full value of the deferred tax assets of its U.S. operations in the third quarter of 2003.  Consistent with that treatment, no tax benefits were recorded as a result of the pre-tax loss of the U.S. operations for the second quarter or first half of 2004, which, if booked, would have partially offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.  However, income tax expenses in 2003 included tax benefits of $258,000 for the second quarter and $789,000 for the six months ended June 30, 2003 from the net operating loss carryforward generated by the Company’s U.S. operations, which did offset foreign taxes payable in those periods.  At that time, the company had not yet determined that the valuation allowance should be recorded.

Minority Interest In (Profit) of Consolidated Subsidiary.  The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity which is recorded as a consolidated subsidiary. For the quarter ended June 30, 2004 and 2003, respectively, reductions in net income of $523,000 and $224,000 represented the minority stockholders’ 49% share in the joint venture’s net income. This reduction was $918,000 in the first six months of 2004, as compared to $317,000 in the first half of 2003.  Sales of this company’s products have increased dramatically on a year to year basis, and the higher profitability level reflects that increase.

Profit In Investment of Equity Company.  The Company was 50% owner of Hardinge EMAG GmbH, until the Company sold this investment in December 2003. The Company’s 50% share of that joint venture’s profits contributed $16,000 and $36,000 to the Company’s consolidated results in the second quarter and first half of 2003, respectively.

Net Income/(Loss).  Net income for the second quarter of 2004 was $356,000, or $.04 per share, as compared to $580,000, or $.07 per share, in the second quarter of 2003. For the first six months of 2004, net income was $1,785,000, or $.20 per share, as compared to $483,000, or $.06 per share, in the first half of 2003.  The impact of eliminating 49% of the minority share of the profits of the Company’s Taiwan subsidiary, while including 100% of its sales, creates an unusual appearing comparison when looking at sales increases related to profitability increases.  Increases in sales of the Taiwan company’s products generated a significant portion of the increase in consolidated sales of Hardinge, while net income reflects only the Company’s 51% equity share of the profits.

Liquidity and Capital Resources

The Company’s current ratio at June 30, 2004 was 3.31:1, compared to 3.34:1 at December 31, 2003.

As shown in the consolidated statements of cash flows, the Company used cash of $1,512,000 in its operating activities during the first half of 2004, compared to generating cash of $12,034,000 from operating activities in the first half of 2003.

During the first half of 2004, cash was impacted by increases in accounts receivable of $4,849,000, increases in inventories of $3,191,000, and decreases in accrued expenses of $5,131,000.  These uses of cash were partially offset by an increase in accounts payable of $3,301,000.  The accounts receivable increase results from the high shipment level in the second quarter of 2004. Worldwide inventory increased during the period as production was increased to reflect current and anticipated order rates.  The main factor in the decrease in accrued expenses was a decrease in the amounts the Company holds for prepayments from deposits from customers, primarily on international orders that shipped in the first half.  The largest changes that occurred in the comparable period of 2003 included a decrease in inventory of $6,141,000 as production levels were decreasing at that time and a refund of U.S. taxes of $7,144,000 based on returns filed for the year ended December 31, 2002.

Cash used in investing activities increased by $504,000 between the first half of 2003 and 2004, with the entire amount reflecting capital expenditures. The Company has begun expanding its manufacturing capacity in China and continues to upgrade its accessory manufacturing in the U.S.  Total 2004 capital expenditures are projected to be in the range of $3,000,000 to $4,000,000 and are expected to be financed through operations or available bank borrowings.

Cash provided by financing activities was $1,665,000 in the first half of 2004 compared to cash used of $9,259,000 in the first half of 2003.  Debt increased $1,897,000 in the first half of 2004 and was used to fund operations and investing activities.  In the first half of 2003, the cash generated from operations allowed the Company to reduce debt by $9,171,000.  Cash was used to purchase treasury stock, which resulted from shares purchased for tax withholdings on restricted stock grants that matured in January 2004.

Hardinge maintains a revolving loan agreement with a group of U.S. banks. This agreement, which expires in October 2005, provides for borrowings of up to $30,000,000, secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. At June 30, 2004, borrowings under this agreement totaled $4,911,000.

The Company also has a term loan with a balance as of June 30, 2004 of $15,800,000, with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. This term loan provides for quarterly payments of $1,200,000 through March 2007.

An additional loan agreement with another U.S. bank provides for borrowings up to $8,000,000, of which $2,675,000 was borrowed at June 30, 2004.

These and other borrowing agreements provide for borrowing availability of up to $69,400,000, of which $25,147,000, or 36%, was borrowed as of June 30, 2004.

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

PART I.  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All quantitative and qualitative disclosures about market risk were disclosed in the Company’s 2003 10K and there have been no changes in those disclosures.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004 and has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004.  There were no material changes in the Company’s internal control over financial reporting during the second quarter of 2004.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

None

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of Hardinge Inc. was held on May 4, 2004.  A total of 7,919,360 of the Company’s shares were present or represented by proxy at the meeting.  This represents approximately 90% of the Company’s shares outstanding.

The three Class I directors named below were elected to serve a three-year term and the one Class III director named below was elected to serve a two year term.

Votes For
Class I Directors:
J. Patrick Ervin	7,213,081
Mitchell I. Quain	7,784,371
Kyle H. Seymour	7,784,171

Class III Director:
John J. Perrotti	7,757,823

Daniel J. Burke, Douglas A. Greenlee, J. Philip Hunter, Albert W. Moore and Richard L. Simons continue as Directors of the Company.  E. Martin Gibson and Richard J. Cole retired from the Board effective May 4, 2004.

The election of Ernst & Young LLP as the Company’s independent accountants for the year 2004 was ratified with 7,717,650 shares voted in favor.

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

Current Report on Form 8-K, filed May 6, 2004 in connection with a April 30, 2004 press release announcing the Company’s 2004 first quarter results.

Current Report on Form 8-K, filed May 7, 2004 in connection with a May 6, 2004 press release announcing the declaration of a dividend and the Company’s intent to re-institute quarterly dividend payments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

August 9, 2004	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

August 9, 2004	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Executive Vice President/CFO
(Principal Financial Officer)