Form 10-Q
period 2004-09-30
HARDINGE INC
filed 2004-11-09
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004 there were 8,843,139 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003.

Consolidated Statements of Operations and Retained Earnings for the three months ended September 30, 2004 and 2003 and for the nine months ended September 30, 2004 and 2003.

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.

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

Signatures

Certifications

PART I, ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	Sept. 30, 2004	Dec. 31, 2003
	(Unaudited)
Assets
Current assets:
Cash	$4,360	$4,739
Accounts receivable, net	53,533	44,660
Notes receivable, net	6,192	6,354
Inventories	93,915	87,064
Prepaid expenses	5,045	4,540
Total current assets	163,045	147,357

Property, plant and equipment:
Property, plant and equipment	165,594	162,926
Less accumulated depreciation	102,800	96,741
	62,794	66,185
Other assets:
Notes receivable	6,920	7,733
Deferred income taxes	131	131
Intangible pension asset	3,915	3,900
Goodwill	18,180	18,314
Other	2,179	2,087
	31,325	32,165

Total assets	$257,164	$245,707

See accompanying notes.

	Sept. 30, 2004	Dec. 31, 2003
	(Unaudited)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$20,222	$13,760
Notes payable to bank	5,015	624
Accrued expenses	14,107	18,224
Accrued income taxes	2,502	2,990
Deferred income taxes	3,708	3,477
Current portion long-term debt	4,885	5,002
Total current liabilities	50,439	44,077

Other liabilities:
Long-term debt	21,435	17,675
Accrued pension plan expense	20,813	23,693
Deferred income taxes	3,253	3,163
Accrued postretirement benefits	5,904	5,864
Derivative financial instruments	4,627	6,194
Other liabilities	4,196	2,267
	60,228	58,856

Equity of minority interest	5,205	3,688

Shareholders' equity:
Preferred stock, Series A, par value $.01:
Authorized - 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000
Issued shares - 9,919,992 at September 30, 2004 and December 31, 2003	99	99
Additional paid-in capital	60,538	60,586
Retained earnings	96,158	94,150
Treasury shares - 1,076,853 at September 30, 2004 and 1,062,143 at December 31, 2003.	(13,960)	(13,843)
Accumulated other comprehensive loss	(356)	(393)
Deferred employee benefits	(1,187)	(1,513)
Total shareholders' equity	141,292	139,086

Total liabilities and shareholders' equity	$257,164	$245,707

See accompanying notes.

HARDINGE INC AND SUBSIDIARIES

Consolidated Statements of Operations and Retained Earnings

(In Thousands, Except Per Share Data)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Sales	$54,606	$43,993	$159,853	$132,389
Cost of sales	38,481	31,204	112,825	92,579
Gross profit	16,125	12,789	47,028	39,810

Selling, general and administrative expenses	13,829	11,648	39,990	36,372
Income from operations	2,296	1,141	7,038	3,438

Interest expense	641	615	1,854	2,157
Interest (income)	(110)	(97)	(309)	(339)
Income before income taxes and minority interest in consolidated subsidiary and investment of equity company	1,765	623	5,493	1,620
Income taxes	765	13,718	1,790	13,951
Minority interest in (profit) of consolidated subsidiary	(600)	(374)	(1,518)	(691)
Profit in investment of equity company		39		75
Net income (loss)	400	(13,430)	2,185	(12,947)

Retained earnings at beginning of period	95,847	106,007	94,150	105,612
Less dividends declared	89	0	177	88
Retained earnings at end of period	$96,158	$92,577	$96,158	$92,577

Per share data:
Basic earnings (loss) per share	$.05	$(1.54)	$.25	$(1.49)
Weighted average number of common shares outstanding	8,742	8,716	8,746	8,703

Diluted earnings (loss) per share	$.05	$(1.54)	$.25	$(1.49)
Weighted average number of common shares outstanding	8,785	8,716	8,792	8,703

Cash Dividends Declared	$.01	$.00	$.02	$.01

See accompanying notes.

HARDINGE INC AND SUBSIDARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine months ended September 30,
	2004	2003
	(Unaudited)	(Unaudited)
Operating activities
Net income (loss)	$2,185	$(12,947)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	6,722	6,446
Provision for deferred income taxes	760	13,375
Funds provided by minority interest	1,612	663
Foreign currency transaction (gain) loss	(200)	49
Changes in operating assets and liabilities:
Accounts receivable	(8,935)	(3,731)
Notes receivable	1,003	947
Income tax receivable	—	7,144
Inventories	(6,959)	6,106
Other assets	(969)	(2,912)
Accounts payable	6,516	(1,775)
Accrued expenses	(7,093)	171
Investment in equity company	—	(76)
Accrued postretirement benefits	40	—
Net cash (used in) provided by operating activities	(5,318)	13,460

Investing activities
Capital expenditures	(2,852)	(1,181)
Net cash (used in) investing activities	(2,852)	(1,181)

Financing activities
Increase (decrease) in short-term debt	4,245	(2,341)
Increase (decrease) in long-term debt	3,846	(8,670)
Net (purchases) sale of treasury stock	(188)	26
Dividends paid	(177)	(88)
Net cash provided by (used in) financing activities	7,726	(11,073)

Effect of exchange rate changes on cash	65	93
Net (decrease) increase in cash	(379)	1,299

Cash at beginning of period	4,739	2,175

Cash at end of period	$4,360	$3,474

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2004

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2003.  The Company operates in only one business segment – industrial machine tools.

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

The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 on stock options:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Reported net income (loss)	$400	$(13,430)	$2,185	$(12,947)
Add: Stock-based employee compensation expense included in reported net income (loss)	109	142	349	426
	509	(13,288)	2,534	(12,521)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(137)	(172)	(433)	(514)
Pro forma net income (loss)	$372	$(13,460)	$2,101	$(13,035)
Earnings (loss) per share:
Basic and Diluted - as reported	$.05	$(1.54)	$.25	$(1.49)
Basic and Diluted - pro forma	$.04	$(1.54)	$.24	$(1.50)

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

The Company also sells extended warranties for some of its products.  These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale.  Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.  Deferred extended warranty revenue was $120,000 at September 30, 2004.

A reconciliation of the changes in the Company’s product warranty liability during the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Beginning balance	$1,511	$1,548	$1,671	$1,975
Provision for warranty	570	309	1,564	1,413
Warranties settlement costs	(591)	(325)	(1,733)	(1,882)
Other - currency translation impact	4	28	(8)	54
Quarter end balance	$1,494	$1,560	$1,494	$1,560

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	September 30, 2004	December 31, 2003

Finished products	$38,312	$33,217
Work-in-process	26,824	25,705
Raw materials and purchased components	28,779	28,142
	$93,915	$87,064

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

The difference in the three and nine months ended September 30, 2004 tax rates is due to changes in forecasted pre-tax results and taxes thereon for the year.  Each quarter, the Company estimates its full year tax rate based upon its most recent forecast of full year anticipated results and adjusts year to date tax expense to reflect its full year anticipated tax rate.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by Statement No. 128:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator: (dollars in thousands)
Net income (loss)	$400	$(13,430)	$2,185	$(12,947)
Numerator for basic earnings (loss) per share	400	(13,430)	2,185	(12,947)
Numerator for diluted earnings (loss) per share	400	(13,430)	2,185	(12,947)

Denominator: (shares in thousands)
Denominator for basic earnings (loss) per share- weighted average shares	8,742	8,716	8,746	8,703
Effect of diluted securities:
Restricted stock and stock options	43	—	46	—
Denominator for diluted earnings (loss) per share - adjusted weighted average shares	8,785	8,716	8,792	8,703

Basic earnings (loss) per share	$.05	$(1.54)	$.25	$(1.49)
Diluted earnings (loss) per share	$.05	$(1.54)	$.25	$(1.49)

NOTE G - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has a cross-currency swap agreement and an interest rate swap agreement related to their term loan accounted for as an investment hedge and a cash flow hedge, respectively.  The fair market values of the currency swap and interest rate swap are liabilities on the Company’s balance sheet.  Also, the Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales.  Gains or losses from these contracts are recognized in the income statement when the contract is settled.

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three and nine months ended September 30, 2004 and 2003, the components of total comprehensive income (loss) consisted of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net Income (Loss)	$400	$(13,430)	$2,185	$(12,947)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	534	1,947	(560)	4,531
Foreign currency translation - pension	2		(3)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	63	183	644	185
Net investment hedges	(196)	(643)	(44)	(1,055)
Other comprehensive income	403	1,487	37	3,661
Total Comprehensive Income (Loss)	$803	$(11,943)	$2,222	$(9,286)

Accumulated balances of the components of other comprehensive income (loss) consisted of the following at September 30, 2004 and December 31, 2003  (dollars in thousands):

	Accumulated balances
	Sept. 30,	Dec. 31,
	2004	2003
Accumulated Other Comprehensive Income (Loss):
Pension liability (net of tax of $3,133 and $3,133, respectively)	$(9,055)	$(9,052)
Foreign currency translation adjustments	11,947	12,507
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $633 and $659, respectively)	(252)	(896)
Net investment hedges, (net of tax of $715 and $714, respectively)	(2,996)	(2,952)
Accumulated Other Comprehensive (Loss)	$(356)	$(393)

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

The total carrying amount of goodwill was $18,180,000 as of September 30, 2004 and $18,314,000 as of December 31, 2003.  This entire asset resulted from the December 2000 acquisition of HTT Hauser Tripet Tschudin AG.  The asset value of this goodwill decreased by $134,000, during the first nine months of 2004, with the entire change caused by the decreased dollar value of the Swiss franc, the functional currency of the Company’s HTT subsidiary, whose balance sheet includes this goodwill.

NOTE J—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132, as revised.

A summary of the components of net periodic pension costs for the consolidated company for the three and nine months ended September 30, 2004 and 2003 is presented below:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Service cost	$660	$681	$1,979	$2,046
Interest cost	1,672	1,648	5,012	4,951
Expected return on plan assets	(1,925)	(1,903)	(5,770)	(5,722)
Amortization of prior service cost	42	98	126	293
Amortization of transition (asset) obligation	(98)	(65)	(293)	(195)
Amortization of (gain) loss	36	26	106	81
Net periodic benefit cost	$387	$485	$1,160	$1,454

A summary of the components of net postretirement benefits costs for the consolidated company for the three and nine months ended September 30, 2004 and 2003 is presented below:

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(dollars in thousands)
Service cost	$20	$22	$59	$64
Interest cost	95	90	285	272
Amortization of prior service cost	(6)	(6)	(18)	(18)
Net periodic benefit cost	$109	$106	$326	$318

Hardinge Inc. previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $2,666,000 to its U. S. defined benefit plan in 2004.  As of September 30, 2004, the Company had made contributions of $3,769,747 to its domestic plan and will not make any more contributions in 2004.  The additional $1,100,000 contribution will mean that no more contributions for the 2004 plan year will be made until September 2005.  This voluntary contribution was made to insure the fund continues to exceed the IRS funded gateway current liability percentage and will result in lower contributions in future years.  Hardinge expects to contribute $1,199,000 to its foreign defined benefit plans in 2004.  As of September 30, 2004, $839,000 of contributions has been made to the foreign plans.

In January 2004, the FASB issued Financial Staff Position (“FSP”) No. 106-1 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act 2003.”  The Medicare Prescription Drug, Improvement and Modernization Act (the “Act”) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.  Under FSP No. 106-1, a plan sponsor may elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued.  In May 2004, the FASB issued FSP 106-2, which addresses the accounting and disclosure implications that are expected to arise as a result of the Act.  Under FSP 106-2, the effect of the Federal subsidy shall be accounted for as an actuarial experience gain.  During the third quarter of 2004, in accordance with FSP 106-2, the Company began accounting for the effect of the federal subsidy under the Act and found that there was no impact to the financial statements as the Company does not expect to qualify for the subsidy as set forth in the Act due to the Company’s cost caps on the amount it pays for retiree medical benefits.

NOTE K—SUBSEQUENT EVENT

On November 3, 2004, Hardinge Inc. purchased the intellectual property rights and certain assets associated with Bridgeport Machine Tool worldwide operations from Bridgeport International, a portfolio company of American Capital Strategies Ltd.

Hardinge acquired the name, trademarks, copyrights, designs, patents, know-how, and all other intangibles associated with Bridgeport’s machine tool business throughout the world, with the exception of the Bridgeport knee mill business which Hardinge has the rights to under a previous licensing agreement signed in September, 2002.  Hardinge is also acquiring certain operating assets.  Hardinge will provide uninterrupted sales, service and support to Bridgeport’s customers from offices in Leicester, England and Raamsdonksveer, Holland, formerly owned by Bridgeport.  The total consideration for all of the above was $7,250,000, most of which will be recorded as intangible assets, and was paid in cash funded by the Company’s revolving loan agreement.  The Company will be revisiting the allocation of the purchase price in the fourth quarter to be sure it has been allocated properly among intangible assets & goodwill.  In addition Hardinge acquired finished goods (CNC machining centers) for $4,100,000 to enable uninterrupted service to the marketplace and to fill existing customer orders.

PART I, ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company’s primary business is manufacturing high-precision computer controlled metal-cutting and grinding machines and related accessories. The Company isgeographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Over 60% of its sales are to customers outside North America, and approximately half of its employees are outside of North America.

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

The Company recorded a deferred tax charge in September 2003. As explained in the Company’s Form 10-K report for the year ended December 31, 2003, this charge was made consistent with the specific requirements of Statement of Financial Accounting Standards No. 109 and established a valuation allowance offsetting the Company’s entire U.S. deferred tax asset.  Furthermore, no tax benefit can be recorded in the financial statements on net operating losses of the U.S. Company in the current year, even though they can be carried forward against future profits.  The Company’s management continues to believe that ultimately these deferred tax assets and currently generated net operating loss carryforwards will be fully utilized as credits against tax expense on future taxable income well before the assets would expire, since the Company’s U. S. operations earned $10,000,000 average annual pretax profit in the years 1990-2000 and the current tax law provides a lengthy carry-forward period, which for the Company’s current deferred tax assets extends until 2021-2024; however the recovery of these tax assets is currently not certain.

The Company’s management believes currency exchange rate changes are significant to reported results for several reasons. The Company’s primary competitors are now largely manufacturers in Japan, Germany, Switzerland, Taiwan, and Korea, which causes the worldwide valuation of the Yen, Euro, Swiss Franc, Taiwanese Dollar and Korean Won to be central to competitive pricing in all of the Company’s markets.  Also, the Company translates the results of its Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and reporting purposes.  Period to period changes in the exchange rate between their local currency and the U.S. dollar may affect comparative data significantly.  The Company also purchases computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

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

Results of Operations

Summarized selected financial data for the three and nine month periods ended September 30, 2004 and 2003:

	Three months ended September 30,				Nine months ended September 30,
	2004	2003	Change	% Change	2004	2003	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$54,606	$43,993	$10,613	24.1%	$159,853	$132,389	$27,464	20.7%
Gross Profit	16,125	12,789	3,336	26.1%	47,028	39,810	7,218	18.1%
Income from operations	2,296	1,141	1,155	101.2%	7,038	3,438	3,600	104.7%
Profit before taxes	1,765	623	1,142	183.3%	5,493	1,620	3,873	239.1%
Net income (loss)	400	(13,430)	13,830	103.0%	2,185	(12,947)	15,132	116.9%
Diluted earnings (loss) per share	$.05	$(1.54)	$1.59		$.25	$(1.49)	$1.74
Weighted average shares outstanding	8,785	8,716			8,792	8,703
Gross Profit as % of sales	29.5%	29.1%	.4%		29.4%	30.1%	.7%
Profit before taxes as % of sales	3.2%	1.4%	1.8%		3.4%	1.2%	2.2%
Net income (loss) as % of sales	.7%	-30.5%	31.2%		1.4%	-9.8%	11.2%

Net Sales.  Net sales of $54,606,000 in the third quarter of 2004 were 24.1% above net sales of $43,993,000 for the same three months of 2003.  Sales for the nine months ended September 30, 2004 totaled $159,853,000, a 20.7% increase over sales of $132,389,000 for the nine months ended September 30, 2003.  The table below summarizes the Company’s September 30, 2004 quarter to date and year to date sales by geographical region, with comparisons to the same periods in 2003:

	Three months ended September 30, (dollars in thousands)			Nine months ended September 30, (dollars in thousands)
Sales to Customers in:	2004	2003	% Change	2004	2003	% Change
North America	$21,496	$20,487	4.9%	$63,047	$56,832	10.9%
Europe	21,659	16,576	30.7%	64,203	53,279	20.5%
Asia & Other	11,451	6,930	65.2%	32,603	22,278	46.4%
	$54,606	$43,993	24.1%	$159,853	$132,389	20.7%

Quarterly sales and year to date sales increased in each area of the world, with the largest percentage increase coming in Asia.  Comparisons for sales in Asia do reflect some impacts of the slowdown in commerce in China during 2003 related to the SARS outbreak.  During that period, travel to complete

orders and to finalize arrangements for shipments, such as customers’ approvals of machines prior to shipment, were delayed.   The Company’s expanding manufacturing base in Asia continues to help capture additional share in this expanding market, and is expected to continue to generate year over year improvements.  Sales to customers in Europe increased 30.7% in the third quarter and 20.5% year to date compared to the same periods last year.  Activity has returned to a more normal level after a depressed 2003.

Machine sales represented 69.1% of revenues in the third quarter of 2004 compared to 67.0% during the third quarter of 2003.  Machine sales represented 68.5% of revenues in the nine months ended September 30, 2004 compared to 66.7% during the same period of 2003.  Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

Orders and Backlog:     The table below summarizes the Company’s orders by geographical region for the three and nine months ended September 30, 2004 compared to the same periods in 2003:

	Three months ended September 30,			Nine months ended September 30,
Orders from Customers in:	2004	2003	% Change	2004	2003	% Change
North America	$25,221	$22,867	10.3%	$72,296	$64,136	12.7%
Europe	22,587	16,360	38.1%	62,225	47,145	32.0%
Asia & Other	13,663	11,485	19.0%	36,928	25,455	45.1%
	$61,471	$50,712	21.2%	$171,449	$136,736	25.4%

Orders throughout the world are growing due to new products introduced by the Company in late 2003 and early 2004 and also due to the improved economic climate.  The increased North American orders reflect the general increase in manufacturing activity in the U.S.  The increase in European orders reflects an increase in business activity in Europe resulting in increased orders in all of the Company’s product lines.  Orders in Asia continued to grow in 2004, due to increased demand in China and expanded marketing efforts in other areas of Asia.

The Company’s consolidated backlog was $54,279,000 at September 30, 2004. This was 33.4% above the September 30, 2003 backlog of $40,700,000, and 27.0% above the December 31, 2003 backlog of $42,747,000.

The Company’s third quarter 2004 gross margin was 29.5% of sales, compared to 29.1% in the same quarter of 2003.  Year to date 2004 gross margin was 29.4% versus 30.1% in the same period of 2003.  The year to year margin percentages comparisons have been affected by product mix.  Margins on non-machine products and services, which includes repair parts, service, and consumable accessories, generally tend to be higher than margins on machines.  When the company experiences higher growth in machine sales versus non-machines, the overall gross margin percentage tends to be lower.  Product mix within the machine category can have an impact also as the Company typically achieves better margins on its complex, high dollar machines, versus its more standard machine lines.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses were $13,829,000 or 25.3% of net sales during the three months ended September 30, 2004 compared to $11,648,000, or 26.5% of net sales, during the third quarter of 2003. For the first nine months of 2004, SG&A was $39,990,000, or 25.0% of net sales compared to $36,372,000, or 27.5% of net sales, during the same period of 2003.   The increase in expenses for the quarterly and year to date comparisons reflect higher volume based expenses such as commissions to agents and increased promotional expenses, such as the biennial IMTS show which took place in Chicago in September.  The third quarter amount also includes approximately $250,000 of incremental expenses from temporary help and audit fees due to the work the company is performing to document, evaluate, and test its internal controls in compliance with section 404 of the Sarbanes Oxley act.  The Company anticipates spending a similar amount on such services in the fourth quarter.

Income from Operations.  For the quarter ended September 30, 2004, income from operations was $2,296,000, or 4.2% of sales, compared to $1,141,000, or 2.6% of sales, in the third quarter of 2003. For the first nine months of 2004, income from operations was $7,038,000, or 4.4% of sales, compared to $3,438,000, or 2.6% of sales, for the same period of 2003.  The year on year improvements have occurred as costs have not increased at the same pace as sales.

Interest Expense & Interest Income.  Interest expense for the quarters ended September 30, 2004 and 2003 was $641,000 and $615,000, respectively.  Interest expense was $1,854,000 for the first nine months of 2004 compared to $2,157,000 for the first nine months of 2003.  The year to date comparison decrease reflects lower borrowing levels in the earlier half of 2004.  There was no significant change in interest income from year to year.

Income Taxes/Benefits.   The third quarter 2004 provision for income taxes was $765,000, or 43.3% of pre-tax income, compared to $13,718,000 tax expense in the third quarter of 2003.  Third quarter 2003 income tax expense included a charge of $13,694,000 to provide a 100% valuation allowance for the Company’s U.S. deferred tax assets in accordance with FAS 109.  For the first nine months of 2004, income tax expense was $1,790,000, or 32.6% of pre-tax income, compared to $13,951,000 tax expense for the first nine months of 2003.  The difference in the three and nine months ended September 30, 2004 tax rates is due to changes in forecasted pre-tax results and taxes thereon for the year.  Each quarter, the Company estimates its full year tax rate based upon its most recent forecast of full year anticipated results and adjusts year to date tax expense to reflect its full year anticipated tax rate.  Consistent with accounting for taxes under FAS109, no tax benefits were recorded as a result of the pre-tax loss of the U.S. operations for the third quarter or first nine months of 2004 or 2003, which, if booked, would have partially offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.  The impact of losses in the U.S. combined with taxable earnings on other jurisdictions can create unusual consolidated tax rates and will result in rates different than the U.S. statutory rate.

In October 2004, Congress passed the American Job Creation Act of 2004, which includes some tax relief provisions.  The Company is currently assessing the effects of the act.

Minority Interest In (Profit) of Consolidated Subsidiary.  The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity which is recorded as a consolidated subsidiary. For the quarter ended September 30, 2004 and 2003, respectively, reductions in net income of $600,000 and $374,000 represented the minority stockholders’ 49% share in the joint venture’s net income. The elimination of minority interest for the nine months ended September 30, 2004 and 2003, respectively was $1,518,000 and $691,000.  This operation has accounted for a large part of Hardinge’s sales increase on a year to year basis and has generated increasing profits for the Company.

Profit In Investment of Equity Company.  The Company was 50% owner of Hardinge EMAG GmbH, until the Company sold this investment in December 2003. The Company’s 50% share of that joint venture’s profits contributed $39,000 and $75,000 to the Company’s consolidated results in the third quarter and first nine months of 2003, respectively.

Net Income/(Loss).  Net income for the third quarter of 2004 was $400,000, or $.05 per basic and diluted share, and $2,185,000 or $.25 per basic and diluted share for the nine months ended September 30, 2004.  In the period ended September 30, 2003, the Company recorded a net loss of ($13,430,000), or ($1.54) per basic and diluted share for the quarter and a net loss of ($12,947,000), or ($1.49) per basic and diluted share year to date.  The $13,694,000 charge for the higher tax provision for the valuation allowance for U. S. deferred tax assets contributed to the net loss of ($13,430,000) for the quarter ended September 30, 2003.

Liquidity and Capital Resources

The Company’s current ratio at September 30, 2004 was 3.23:1, compared to 3.34:1 at December 31, 2003.

As shown in the consolidated statements of cash flows, the Company used cash of $5,318,000 in its operating activities during the first nine months of 2004, compared to generating cash of $13,460,000 from operating activities in the first nine months of 2003.

During the first nine months of 2004, cash was impacted by increases in accounts receivable of $8,935,000, increases in inventories of $6,959,000, and decreases in accrued expenses of $7,093,000.  These uses of cash were partially offset by an increase in accounts payable of $6,516,000.  The accounts receivable increase results from the high shipment level in the second and third quarters of 2004 with a large percentage of the third quarter shipments occurring in September.  Worldwide inventory increased during the period as production was increased to reflect current and anticipated order rates.  Accrued expenses decreased due to year to date pension payments made by the Company and decreases in the amounts the Company holds for prepayments from deposits from customers, primarily on international orders that shipped in the first half of the year.  The largest changes that occurred in the comparable period of 2003 included a decrease in inventory of $6,106,000 as production levels were decreasing at that time and a refund of U.S. taxes of $7,144,000 based on returns filed for the year ended December 31, 2002.

Cash used in investing activities increased by $1,671,000 between the first nine months of 2003 and 2004, with the entire amount reflecting capital expenditures. The Company is expanding its manufacturing capacity in China and continues to upgrade its accessory manufacturing in the U.S.  For the nine months ended September 30, 2004, total capital expenditures were $2,852,000.  Total 2004 capital expenditures are projected to be in the range of $3,000,000 to $4,000,000 and are expected to be financed through operations or available bank borrowings.

Cash provided by financing activities was $7,726,000 for the first nine months of 2004 compared to cash used of $11,073,000 for the same period in 2003.  Debt increased $8,091,000 during the first nine months of 2004, due partially to the Company making total contributions of $3,770,000 to its domestic pension plan.  Also, annual tax payments were made in the third quarter of 2004 for the Company’s Swiss operations totaling $1,000,000.  The rest of the 2004 increase in debt was used to fund working capital growth as inventory and receivables reflect higher production levels and higher shipment levels.  In the first nine months of 2003, the cash generated from operations allowed the Company to reduce debt by $11,011,000.

Hardinge maintains various borrowing arrangements.  These include a revolving loan agreement with a group of U.S. banks, which expires in October 2005, providing for borrowings of up to $30,000,000, secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. At September 30, 2004, borrowings under this agreement totaled $10,000,000.  The Company also has a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  The balance on this term loan as of September 30, 2004 was $14,600,000.  This loan provides for quarterly payments of $1,200,000 through March 2007.  An additional loan agreement with another U.S. bank provides for borrowings up to $8,000,000, of which $3,120,000 was borrowed at September 30, 2004.

The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 9,500,000 Swiss Francs or approximately $7,617,000, and borrowings under these facilities were $1,896,000 at September 30, 2004.  The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank which provide for borrowings up to 7,500,000 Swiss Francs, or approximately $6,014,000.  These facilities, which are secured by the real property owned by the two Swiss subsidiaries did not have any borrowings at September 30, 2004.

These and other borrowing agreements provide for borrowing availability of up to $68,406,000, of which $31,335,000, or 45.8%, was borrowed as of September 30, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004 and has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.  There were no material changes in the Company’s internal control over financial reporting during the third quarter of 2004.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

The following tables provides information about issuer repurchases of our common stock by month for the quarter ended September 30, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31, 2004	4,000	$12.30
August 1 - August 31, 2004	60	$12.19
September 1 - September 30, 2004	0
Total	4,060

The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations due to the vesting of restricted stock and the exercise of stock options.

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

Hardinge’s (the “Company”) independent auditor, Ernst & Young LLP (“E&Y”) has recently notified the Audit Committee of the Company’s Board of Directors that certain non-audit work performed by an E&Y affiliate in Taiwan for a subsidiary of the Company has raised concerns regarding E&Y’s independence with respect to its performance of audit services for the Company.

E&Y disclosed that, during fiscal years 2001, 2002, 2003 and 2004, its affiliate in Taiwan held employment tax related funds of a de minimis amount and made payment of such funds to the applicable tax authority for several employees of a subsidiary of the Company in Taiwan.  Custody of the assets of an audit client are not permitted under the auditor independence rules set forth in Regulation S-X promulgated by the SEC.  The actions by the E&Y affiliate in Taiwan that are not permitted under the SEC rules and regulations have been discontinued.  The Audit Committee of the Board of Directors of the Company met on November 2, 2004 to consider the impact of this matter on the independence of E&Y as external auditor for the Company.  Both the Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the Company and have each independently concluded that there has been no impairment of E&Y’s independence.  In making this determination, the Audit Committee considered the de minimis amount of funds involved, the ministerial nature of the actions, the minimal fees associated with this service which amounted to approximately $300 per year, and that E&Y was in no way acting as management in performing this function. The Audit Committee and E&Y continue to evaluate and review matters relevant to the maintenance of E&Y’s independence.

Item 6.  Exhibits and Reports on Form 8-K

  A.          Exhibits

10.1         Asset Purchase Agreement dated November 3, 2004 by and between BPT IP LLC and Hardinge Inc.

31.1         Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32            Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  B.          Reports on Form 8-K:

Current Report on Form 8-K, filed August 2, 2004 in connection with a July 29, 2004 press release announcing the Company’s 2004 second quarter results and the declaration of a dividend payment.

Current Report on Form 8-K, filed October 4, 2004 to disclose that the Board of Directors amended the Corporations By-Laws on September 28, 2004.

Current Report on Form 8-K, filed November 5, 2004 in connection with a November 3, 2004 press release announcing that the Company has purchased the intellectual property rights associated with Bridgeport’s worldwide operations from Bridgeport International, a portfolio company of American Strategies Ltd.

Current Report on Form 8-K, filed November 5, 2004 in connection with a November 4, 2004 press release announcing the Company’s 2004 third quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

November 9, 2004	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

November 9, 2004	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Executive Vice President/CFO
(Principal Financial Officer)