Form 10-K
period 2004-12-31
HARDINGE INC
filed 2005-03-14
CIK 313716

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2004.

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

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $90,316,112, based on the closing price of common stock on the NASDAQ stock exchange on June 30, 2004. Shares of common stock held by each officer and director and by the Company's benefit plans have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

        The number of shares outstanding of the issuer's common stock as of February 1, 2005:

        Common Stock, $.01 par value 8,832,093 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Hardinge Inc.'s Proxy Statement to be filed with the Commission on or about April 1, 2005 are incorporated by reference to Part III of this Form.

PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive offices are located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The headquarters are located in Chemung County, New York, which is on the south-central border of upstate New York. The Company's website is www.hardinge.com. Hardinge's website provides links to all of the Company's filings with the Securities and Exchange Commission. A copy of the 10-K is available on the website or can be obtained by contacting the Investor Relations Department at the Company's executive offices.

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

        The Company has manufacturing facilities located in Chemung County, New York; St. Gallen, Switzerland; Biel, Switzerland; Nan Tou City, Taiwan; and Shanghai, PRC. Hardinge manufactures the majority of the products it sells.

        References to Hardinge Inc., the "Company", or "Hardinge" are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

Products

        The Company's primary business is designing, manufacturing and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines, and accessories related to those machines. It considers its products to be among the world's best in terms of accuracy, reliability, durability and value.

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

        Grinding is a machining process where a surface is shaped to closer tolerances or a finer surface finish with a rotating abrasive wheel or tool moving against a part. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of the Company's Kellenberger subsidiary are used to grind the outside and inside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part which has been partially completed on a lathe. Kellenberger machines are generally purchased by the same type of customers as other

Hardinge equipment and further the ability of the Company to be a sole source supplier for its customers.

        Hardinge acquired HTT Hauser Tripet Tschudin AG in 2000 to expand its grinding machine product line. Hauser jig grinding machines are used to make demanding contour components, primarily for tool and mold making applications. Tripet and Tschudin product technology is focused on the specialized internal and external cylindrical grinding needs of high volume production customers.

        Machining centers or milling machines are designed to remove material from stationary, prismatic (box-like) parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. The multi-directional movement of the spindle holding the cutting tool and the table holding the part allows the part to be shaped to the desired dimension. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. The Company produces a broad line of machining centers addressing a range of sizes, speeds and powers.

        Most models of Hardinge's machines are computer numerically controlled ("CNC") and use commands from an integrated computer to control the movement of cutting tools, grinding wheels, part positioning, and in the case of turning and grinding machines, the rotation speeds of the part being shaped. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store that program in memory for future use. The machines are able to produce parts while left unattended when connected to automatic bar-feeding, robotics equipment, or other material handling devices designed to supply raw materials.

        Hardinge obtained the rights to manufacture and distribute Bridgeport manually controlled milling machines (called knee mills), and parts and support services functions for both knee mills and vertical machining centers previously produced by the Connecticut operations of Bridgeport Machines, Inc. under a licensing arrangement with BPT IP, LLC.

        On November 3, 2004, the Company acquired the name, trademarks, copyrights, designs, patents, know-how, and all other intangibles associated with the former Bridgeport Machine company throughout the world. Hardinge also acquired certain operating assets from the court appointed receiver of the former Bridgeport operations in the U.K. to allow it to carry on Bridgeport's sales, service and support operations in Europe.

        The Bridgeport name has long been associated with a full range of quality machining centers. The Company intends to use this brand name for all of its machining center lines. The products of Bridgeport, which are being sourced from Taiwan, will expand the line of machines available in this segment to include horizontal machining centers and 5-axis machining capabilities. Also, the operations in the U.K. will be combined with the Company's U.K. subsidiary to provide sales and service support for the complete line of Hardinge company products.

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

        Generally Hardinge machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites and exotic materials.

        The sale of repair parts is important to the business of the Company. Certain parts on machines wear over time or break through misuse. Customers will buy parts from the Company through the life of the machine, which is several years. There are thousands of machines in operation in the world for which the Company provides those repair parts, in many cases exclusively.

        In addition to its machine lines, the Company offers the most extensive line of workholding devices available in the industry, which may be used on both its turning machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding devices for turning equipment.

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

Markets and Distribution

        The Company markets its products in most industrialized countries of the world through a combination of distributors, agents and manufacturers' representatives. In certain areas of the United States, Canada, China, Germany, and the United Kingdom, the company also uses a direct sales force. Generally, distributors have exclusive rights to sell the Company's products in a defined geographic area.

        Certain of the Company's distributors operate independent businesses, purchase products from the Company at discounted prices and maintain inventories of these products for their customers, while agents and representatives sell products on behalf of the Company and receive commissions on sales. The Company's commission schedule is adjusted to reflect the level of marketing and aftermarket support offered by its distributors. The Company's direct sales personnel earn a fixed salary plus commission based upon a percentage of net sales.

        Sales through distributors are made only on standard commercial open account terms and are not included in the Company's financing programs discussed below. Distributors take title to products upon shipment from the Company's facilities and do not have any special return privileges.

        In the past the Company provided financing terms of up to seven years for qualified end user customers to purchase equipment, primarily in the United States and Canada. These contracts were backed by liens and security agreements.

        The Company discontinued providing financing itself in 2002 and began outsourcing long-term customer financing to third party leasing companies. The Company occasionally offers special interest rates to customers as part of its marketing efforts. The amount of the charge from the third party financing company for these special programs is treated as a discount to sales at the time of the contract. There are no repurchase or remarketing agreements with these third parties.

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

        A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

        The Company operates in a single business segment, industrial machine tools.

Competitive Conditions

        The primary competitive factors in the marketplace for the Company's machine tools are reliability, price, delivery time, service and technological characteristics. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. In the size and precision level the Company addresses with its turning machines, the primary competition comes from several Japanese, German, Taiwanese and Korean manufacturers. The Company's primary competition for machining centers comes from manufacturers in the U.S., Taiwan and Korea. Kellenberger, Hauser, Tripet and Tschudin machines compete with machines from Japanese, German and other Swiss manufacturers. Management considers its segment of the industry to be extremely competitive. The Company believes that it brings superior quality, reliability, value, availability, capability and support to its customers.

Sources and Availability of Raw Materials

        The Company manufactures and assembles its lathes and related products at its Elmira, New York plant. Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant and HTT products are produced at its Biel, Switzerland facility. Hardinge produces machining centers and a line of lathes at its majority-owned subsidiary in Taiwan. Some of the Bridgeport products are sourced from manufacturers in Taiwan. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, and bar steel. The Company purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes, grinding machines and machining centers. There are multiple suppliers for virtually all of the Company's raw material and components and the Company has not experienced a supply interruption in past years.

        A major component of the Company's CNC machines is the computer and related electronics package. The Company purchases a majority of these components from Fanuc Limited, a large Japanese electronics company. The Company also purchases those components from Siemens and Heidenhain, both substantial German manufacturers, for some of its machine lines. A disruption in supply of the computer controls from one of its suppliers could cause the Company to experience a substantial disruption of its operations, depending on the circumstances at the time. The Company purchases parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

Research and Development

        The Company's ongoing research and development program involves creating new products, modifying existing products to meet market demands and redesigning existing products to add both new functionality and reduce the cost of manufacturing. The research and development departments throughout the world are staffed with experienced design engineers with varying levels of education, from technical through doctoral degrees.

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $7,931,000, $8,229,000, and $8,757,000, in 2004, 2003, and 2002, respectively.

Patents

        Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        The Company's business and that of the machine tool industry in general is cyclical. It is not subject to significant seasonal trends. However, the Company's quarterly results are subject to fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its U.S. and European customers' plants and the Company's policy of closing its New York and Switzerland facilities for two weeks during the third quarter. As a result, the Company's third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

        The ability to deliver products within a short period of time is an important competitive criterion. The Company must have inventory on hand to meet customers' delivery expectations, which for standard machines typically are between immediate to four weeks deliveries. Meeting this requirement is especially difficult with products made in Taiwan, where delivery is extended due to ocean travel times, depending on the location of the customer. This creates a situation where the Company must have inventory of finished machines available in its major markets, including the U.S., China, the U.K. and Germany, as well as finished or nearly finished machines in Taiwan.

        The Company delivers many of its machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases the customer usually observes and inspects the parts being made on the machine at the Company's facility before it is shipped and the timing of the sale is dependent upon the schedule of the customer. Therefore, sales from quarter to quarter can vary depending upon the timing of those customers' acceptances and the significance of those orders.

        The Company feels it is important, where practical, to provide readily available workholding and replacement parts for the machines it sells. The Company carries inventory at levels to meet these customer requirements.

Backlog

        The Company's order backlog was $66,318,000 at December 31, 2004, compared to $42,747,000 at December 31, 2003.

        Orders for most products are subject to cancellation by the customer prior to shipment. On large orders for specialized equipment, there are generally cancellation charges associated. The level of unfilled orders at any given date during the year may be materially affected by the timing of the Company's receipt of orders, the speed with which those orders are filled and the timing of customer acceptance of specialized equipment. Accordingly, the Company's backlog is not necessarily indicative of actual shipments or sales for any specific future quarterly period, and period-to-period comparisons may not be meaningful.

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

Employees

        As of December 31, 2004 the Company employed 1,354 persons, 633 of whom were located in the United States. None of the Company's employees are covered by collective bargaining agreements. Management believes that relations with the Company's employees are good.

Foreign Operations and Export Sales

        Information related to foreign and domestic operations and sales is included in Note 4 to the consolidated financial statements contained in this Annual Report. The Company believes that its major manufacturing subsidiaries operate in countries in which the economic climate is relatively stable.

        The strategy of the Company has been to diversify its sales and operations geographically so that the impact of economic trends in different regions can be balanced. The rapid growth in the manufacturing activity in Asia has been significant to the Company's growth over the past few years.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Owned Properties
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	80 acres 515,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	8 acres 162,924 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Turnkey Systems	4 acres 41,500 sq. ft.
Exeter, England	Sales, Marketing, Demonstration, Service, Turnkey Systems and Administration	2 acres 27,500 sq. ft.
Location	Type of Facility	Square Footage	Lease Expiration Date
Leased Properties
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Service, Demonstration and Administration	145,745 sq. ft.	3/16/19
Elmira, New York	Warehouse	78,420 sq. ft.	3/31/09
Shanghai, PRC	Product Assembly, Sales, Service, Demonstration and Administration	53,529 sq. ft.	2/28/09
Biel, Switzerland	Manufacturing, Marketing, Sales, Service, and Administration	50,591 sq. ft.	8/31/05
Leicester, England	Sales, Marketing, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	8/02/06
Cleveland, Ohio	Sales, Service and Demonstration	10,000 sq. ft.	8/01/05
Krefeld, Germany	Sales, Service and Demonstration	6,512 sq. ft.	1/01/07

ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is anticipated to be material to its financial condition or results of operations.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2004, no matters were submitted to a vote of security holders.

PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

	2004			2003
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31	$13.35	$9.25	$.00	$8.25	$6.85	$.00
June 30	13.17	11.59	.01	8.34	6.45	.01
September 30	12.55	9.95	.01	9.49	7.90	.00
December 31	13.71	10.10	.01	11.58	8.30	.01

        At February 1, 2005, there were 2,894 holders of record of common stock.

        The following table provides information about issuer repurchases of our common stock by month for the quarter ended December 31, 2004:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1—October 31, 2004	—	—
November 1—November 30, 2004	—	—
December 1—December 31, 2004	14,088	$11.26

Total	14,088	$11.26

        The above shares were repurchased as part of the Company's Incentive Compensation Plan to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2004	2003	2002	2001	2000
STATEMENT OF OPERATIONS DATA
Net sales	$232,054	$185,302	$169,014	$209,522	$189,479
Cost of sales	162,376	130,698	117,403	145,508	128,531
Unusual charge(2)				27,237

Gross profit	69,678	54,604	51,611	36,777	60,948
Selling, general and administrative expenses(3)	56,450	47,638	44,900	53,209	47,037
Provision—doubtful accounts(2)	734	93	1,548	6,676	1,242
Impairment charge(2)				5,519

Operating income (loss)	12,494	6,873	5,163	(28,627)	12,669
Interest expense	2,660	2,917	3,978	3,656	1,736
Interest (income)	(533)	(500)	(496)	(509)	(582)

Income (loss) before income taxes, minority interest in (profit) of consolidated subsidiary, and profit (loss) in investment of equity company	10,367	4,456	1,681	(31,774)	11,515
Income taxes (benefits)(1)	3,542	14,667	(868)	(10,245)	3,631
Minority interest in (profit) of consolidated subsidiary	(2,433)	(1,257)	(566)	(642)	(263)
Profit (loss) in investment of equity company	—	184	17	318	(89)

Net income (loss)(1)(2)	$4,392	$(11,284)	$2,000	$(21,853)	$7,532

PER SHARE DATA:
Weighted average number of common shares outstanding—basic	8,745	8,708	8,687	8,695	8,755
Basic earnings (loss) per share	$.50	$(1.30)	$.23	$(2.51)	$.86

Weighted average number of common shares outstanding—diluted	8,773	8,708	8,687	8,695	8,794
Diluted earnings (loss) per share	$.50	$(1.30)	$.23	$(2.51)	$.86

Cash dividends declared per share	$.03	$.02	$.10	$.53	$.56

BALANCE SHEET DATA
Working capital	$122,181	$103,280	$103,864	$61,837	$120,324
Total assets	286,311	245,707	256,285	257,872	283,116
Total debt	42,868	23,301	42,002	60,558	58,559
Shareholders' equity	150,000	139,086	145,786	141,215	169,463

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

(3)
2001 and 2000 SG&A included amortization of goodwill of $826 and $144, respectively, whereas, 2004, 2003 and 2002 had no amortization expense due to the adoption of Statement of Financial Accounting Standards No. 142.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview. The Company's primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. The Company is geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Approximately 60% of its 2004 sales were to customers outside North America, and 53% of its employees are outside of North America.

        The Company's machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. The Company's management believes that a key performance indicator is its order level as compared to industry measures of market activity levels.

        The U.S. market activity metric most closely watched by management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. In 2004, industry-wide orders for metal cutting machine tools increased 48% from the previous year. In 2003, orders decreased by 6% from 2002. The AMT's statistics include metal-cutting machines of all types and sizes, including segments where the Company does not compete. The Company does use this metric as an indication of overall market trends. While more detailed information regarding types of machines is not publicly available, the Company is able to obtain more detailed information because of its membership in the organization to determine market trends for the types of machines it distributes.

        Similar information regarding machine tool consumption in foreign countries is published in various trade journals. In Germany, the Company's second largest market, consumption measured in local currencies increased by 5% when comparing 2004 to 2003, while it decreased by 17% when comparing 2003 to 2002. In China, the Company's next largest market, consumption increased by 37% from 2003 to 2004, and increased by 27% from 2002 to 2003. In the United Kingdom, the fourth largest market for the Company, machine tool consumption measured in pound sterling increased by 19% when comparing 2004 to 2003, and decreased by 13% when comparing 2003 to 2002.

        Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the Company's products. One such measurement is the PMI (formerly called the Purchasing Manager's Index), as reported by the Institute for Supply Management. This measurement has been on an increasing trend during the past two years and, in fact, has reached its highest level in the past 10 years. Another measurement is capacity utilization for manufacturing companies, as reported by the Federal Reserve Board. This measurement has been on an upward trend, but has not yet reached the levels that have historically preceded a strong level of capital spending by manufacturers. The Company's management is not aware of comparably reliable measures of foreign demand or customer activity.

        Non-machine sales which includes accessories, repair parts, and service revenue have typically accounted for between 30% to 35% of overall sales and are an important part of the Company's business, especially in the U.S. where Hardinge has an installed base of thousands of machines. Sales of these products do not vary on a year to year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

        Other key performance indicators are geographic distribution of sales and orders, gross margin as percent of sales, income from operations, working capital changes, and debt level trends. In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

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

        In the past few years, pension liabilities have represented another significant uncertainty for the Company. The Company provides defined benefit pension plans for eligible employees in the U.S., Switzerland, England, and Taiwan. Recent declines in interest rates used to calculate the present value of future pension obligations and negative U.S. and UK equity market investment returns in 2002 have resulted in deferred pension charges to equity of $1,097,000 in 2004 and $3,940,000 in 2003. Although these are non-cash charges that do not affect net income, the underlying economic causes reflect a risk of increased future pension expense. U.S. employees hired after March 1, 2004 will receive retirement benefits under the Company's 401k defined contribution plan and will not be entitled to benefits under the defined benefit pension plan.

        Acquisition of Bridgeport Assets.    On November 3, 2004, the Company completed the acquisition of certain assets of the former Bridgeport Machine operations from Bridgeport International, a portfolio company of American Capital Strategies Ltd., and from the court appointed receiver of the former Bridgeport operations in the U.K. The acquisition of the worldwide name, trademark, copyrights and other miscellaneous intangibles related to the operations of Bridgeport was recorded as an intangible asset of $6,808,000. Goodwill of $509,000 was recorded resulting from the acquisition of a sales and service operation in Europe. The Company also purchased approximately $5,000,000 of finished machine inventory at the time of the purchase.

        The Bridgeport name has long been associated with a full range of quality machining centers. The Company intends to use this brand name for all of its machining center lines. The products of Bridgeport will expand the line of machines available in this segment. Also, the operations in the UK will be combined with the Company's U.K. subsidiary to provide sales and service support for the complete line of Hardinge company products.

Results of Operations

2004 Compared to 2003

        Orders and Backlog:    The Company's new orders rose 37% to $255,678,000 in 2004 compared to $186,447,000 in 2003, as shown in the table below:

Orders from Customers in:	2004	2003	Change	% Change
	(dollars in thousands)
North America	$100,636	$87,822	$12,814	15%
Europe	91,895	64,515	27,380	42%
Asia & Other	63,147	34,110	29,037	85%

Total	$255,678	$186,447	$69,231	37%

        This $69,231,000 increase in new orders included $7,573,000 due to the decline in the exchange rate of the dollar against the operational currencies of some of the Company's subsidiaries. This represents the increased dollar value of the orders originally recorded in the Swiss franc, British pound sterling, and the New Taiwanese dollars when those orders are translated into U.S. dollars for reporting purposes. The remaining $61,658,000 increase in orders represents a 33% increase over 2003 orders.

        The Company's North American orders increased as market conditions improved. The increase in orders from European customers included $5,521,000 of currency exchange impact and approximately $6,810,000 of new Bridgeport products. Without these two impacts, European orders increased by $15,049,000, or 23%, which reflects improved market conditions in Europe for the Company's grinding operations and growing acceptance of the Company's baseline machining center and turning products.

        Orders in 2004 from Asia and Other regions includes a $13,573,000 order for specialty grinding machines the Company was able to obtain after it purchased the assets of Bridgeport. The machines under this order will ship beginning in the later part of the first quarter and are anticipated to be completed by the fourth quarter of 2005. Translation affects of the currency rate changes added $2,052,000 to the Asian orders when comparing the two years. Excluding these two items, orders increased by $13,412,000, or 39% reflecting growth in China as that market continues to expand.

        The Company's December 31, 2004 backlog of $66,318,000 was 55% above the December 31, 2003 backlog of $42,747,000. The previously described currency exchange rate changes increased the dollar value of the backlogs of the Company's foreign subsidiaries by $2,063,000. Excluding those impacts, the Company's backlog increased by 50%.

        The following table summarizes certain financial data for 2004 and 2003:

	Year Ended December 31,
	2004	2003	Change	% Change
	(dollars in thousands)
Net Sales	$232,054	$185,302	$46,752	25.2%
Gross Profit	69,678	54,604	15,074	27.6%
Income from operations	12,494	6,873	5,621	81.8%
Profit before taxes	10,367	4,456	5,911	132.7%
Net income (loss)	4,392	(11,284)	15,676
Gross Profit as % of sales	30.0%	29.5%	.5%
Income from Operations as % of sales	5.4%	3.7%	1.7%
Net income (loss) as % of sales	1.9%	(6.1%)	8.0%

        Net Sales.    Net sales were $232,054,000 in 2004, compared to $185,302,000 in 2003. This increase of $46,752,000, or 25.2% of the 2003 sales level, included increases in all three sales regions, as shown below:

Sales to Customers in:	2004	2003	Change	% Change
	(dollars in thousands)
North America	$93,272	$80,087	$13,185	16%
Europe	93,017	73,863	19,154	26%
Asia & Other	45,765	31,352	14,413	46%

	$232,054	$185,302	$46,752	25%

        The previously discussed decline in the exchange rate of the dollar against the foreign currencies resulted in $7,872,000 of the overall increase in sales. Excluding exchange rate impacts, sales increased by 21%.

        Sales to customers in North America increased as market conditions improved. Sales to European customers in 2004 were 26% above 2003 sales. Currency exchange rates impacted this number by $5,847,000 and sales of the new Bridgeport products added approximately $3,138,000. Excluding these items, 2004 European sales increased by 13.5%, reflecting better market conditions and market acceptance of new products.

        Sales in the Asia and Other region, primarily sales to China, rose 46% to $45,765,000. This reflects the growing market in China and the Company's continuing initiatives to expand its sales and support capabilities within that region.

        The geographic mix of sales is further reflected as percentages of total sales as shown in the table below:

Sales to Customers in:	2004	2003	Change
North America	40.2%	43.2%	(3.0%)
Europe	40.1%	39.9%	.2%
Asia & Other	19.7%	16.9%	2.8%

Total	100.0%	100.0%

        Machine sales represented 70.2% of 2004 revenues, as compared to 68.3% of 2003 sales. Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

        Gross Profit.    Gross profit was $69,678,000, or 30.0% of sales in 2004, compared to $54,604,000, or 29.5% of sales in 2003. The slightly higher gross profit percentage reflects better utilization of manufacturing fixed overhead as production levels increased in each of the Company's manufacturing plants. Part of these benefits were offset by reduced gross profits caused by exchange rate changes for machines manufactured in Switzerland and Taiwan and sold in U.S. dollars, primarily in the U.S. and China.

        Selling, General, and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the year 2004 were $56,450,000, or 24.3% of net sales, compared to $47,638,000, or 25.7% of sales, in 2003. Overall, the expense increased due to commission expenses which increased by $2,151,000 on the higher volume, currency translation impacts of $2,056,000, addition of the sales and service operations of Bridgeport of $1,292,000 and additional audit and other outside expenses associated with Sarbanes Oxley compliance of $668,000. The remainder of the expense increase results primarily from expansion of the Company's sales and support functions to manage the growth in worldwide operations. SG&A expenses as a percentage of sales decreased due to the impact of comparing the fixed portions of these expenses against a larger sales volume.

        Provision for Doubtful Accounts.    Bad debt expense was $734,000 for the year 2004, compared to $93,000 incurred during 2003. Each quarter, the Company reviews the sufficiency of its allowance for bad debts, based upon its recent experience, prior years experience and the makeup and aging of its current receivables, and adjusts the allowance for bad debts accordingly. In 2003, these reviews led to reduced expense as less additional provision was warranted. In addition, certain foreign entities, based on several years of minimal bad debt write-offs, recorded reductions to allowances for bad debts which exceeded 2003 year charges by $368,000.

        Income from Operations.    Income from operations increased to $12,494,000, or 5.4% of sales, in 2004 from $6,873,000, or 3.7% of sales in 2003 largely due to the increased sales level.

        Interest Expense & Interest Income.    Interest expense for the year 2004 was $2,660,000, a reduction from $2,917,000 in 2003 caused by reduced average borrowings. Interest income, primarily derived from previous years' internally financed customer sales, was $533,000 in 2004 and $500,000 in 2003.

        Income Taxes/Benefits.    Income tax expense in 2004 was $3,542,000 and primarily represents taxes payable on profits in the Company's operations in Switzerland and Asia. There is no tax benefit recorded on losses in the U.S. and the U.K, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). The 2003 income tax expense of $14,667,000 included a charge of $12,905,000 to provide a valuation allowance for the Company's U.S. deferred tax assets. As specified in SFAS 109, the Company regularly reviews recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the case of the U. S. operations, this recoverability had been based largely on the likelihood of future taxable income.

        During the third quarter of 2003, it was determined that it was unlikely that the Company's U.S. operations would return to profitability by the end of the year, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income and also has a three year cumulative pre-tax loss, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. The Company did not feel that this high standard for positive evidence could be fully met and the valuation allowance was established. Also, under the provisions of SFAS 109, no current year tax benefit is recognized for net operating loss carryforwards generated.

        Minority Interest In (Profit) of Consolidated Subsidiary.    The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In 2004 and 2003, respectively, $2,433,000 and $1,257,000 of reductions in consolidated net income represent the minority stockholders' 49% share in the joint venture's net income.

        Profit In Investment of Equity Company.    The Company was a 50% owner of Hardinge EMAG GmbH, a joint venture with a German machine tool manufacturer, until the Company sold this investment in December 2003. The Company's 50% share generated profits for Hardinge of $184,000 in 2003.

        Net Income (Loss).    Operations in 2004 generated net income of $4,392,000, or $.50 per basic and diluted shares outstanding compared to a net loss of $(11,284,000) for the year 2003, or $(1.30) per basic and diluted share. As previously described, the 2003 loss included a $12,905,000 charge for a valuation allowance against the Company's U.S. deferred tax assets.

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

        This $31,176,000 increase in new orders included $10,983,000 due to the decline in the exchange rate of the dollar. This represents the increased dollar value of the orders originally recorded in the Swiss franc and other local currencies of the Company's foreign subsidiaries when those orders are translated into U.S. dollars for consolidation. The remaining $20,193,000 increase in orders represents a 13.0% increase over 2002 orders.

        The Company's North American orders rose despite a continuing decline in industry-wide orders, with 2003 metal-cutting machinery orders from U.S. customers, as reported by the Association for Manufacturing Technology, 6% below the already depressed levels of 2002. U.S. orders for Hardinge's traditional products outpaced the overall industry. The Company also added incremental new business from Bridgeport knee mills, repair parts and services added to its product lines in 2003.

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

        The following table summarizes certain financial data for 2003 and 2002:

	Year Ended December 31,
	2003	2002	Change	% Change
	(dollars in thousands)
Net Sales	$185,302	$169,014	$16,288	9.6%
Gross Profit	54,604	51,611	2,993	5.8%
Income from operations	6,873	5,163	1,710	33.1%
Profit before taxes	4,456	1,681	2,775	165.1%
Net (loss) income	(11,284)	2,000	(13,284)
Gross Profit as % of sales	29.5%	30.5%	(1.0%)
PBT as % of sales	2.4%	1.0%	1.4%
Net (loss) income as % of sales	(6.1%)	1.2%	(7.3%)

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

        The geographic mix of sales is further reflected as percentages of total sales as shown in the table below:

Sales to Customers in:	2003	2002	Change
North America	43.2%	41.1%	2.1%
Europe	39.9%	42.1%	(2.2%)
Asia & Other	16.9%	16.8%	0.1%

Total	100.0%	100.0%

        Machine sales represented 68.3% of 2003 revenues, as compared to 66.5% of 2002 sales. Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

        Gross Profit.    Gross profit was $54,604,000 in 2003, compared to $51,611,000 in 2002, reflecting the higher sales levels described previously. Stated as a percent of sales, gross profits were 29.5% in 2003 compared to 30.5% in 2002. Gross profits were adversely impacted in both years by lower recovery of fixed manufacturing overhead due to reduced production levels, reflecting the prolonged downturn in U.S. machine tool demand and the 2003 decline in European machinery demand. The Company has implemented personnel reductions and other cost reduction measures throughout its North American and European operations but these have only partially offset the impacts of lower production volumes.

        Selling, General, and Administrative Expenses.    Selling, general and administrative ("SG&A") expenses for the year 2003 were $47,638,000, or 25.7% of net sales, compared to $44,900,000, or 26.6% of sales, in 2002. Excluding the effects of exchange rate translation changes, as described previously, SG&A expenses increased by only $225,000. SG&A expenses as a percentage of sales decreased due to the impact of comparing the fixed portions of these expenses against a larger sales volume.

        Provision for Doubtful Accounts.    Bad debt expense was $93,000 for the year 2003, compared to $1,548,000 incurred during 2002. Each quarter, the Company reviews the sufficiency of its allowance for bad debts, based upon its recent experience, prior years experience and the makeup and aging of its current receivables, and adjusts the allowance for bad debts accordingly. In 2003, these reviews led to reduced expense as less additional provision was warranted. In addition, certain foreign entities, based on several years of minimal bad debt write-offs, recorded reductions to allowances for bad debts which exceeded 2003 year charges by $368,000. Bad debt expense in 2002 was higher because of unfavorable economic conditions in the U.S. which adversely affected the Company's customers' ability to pay.

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

        Income Taxes/Benefits.    The 2003 income tax expense of $14,667,000 included a charge of $12,905,000 to provide a valuation allowance for the Company's U.S. deferred tax assets. As specified in Statement of Financial Accounting Standards No.109 (SFAS 109), the Company regularly reviews recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the case of the U. S. operations, this recoverability had been based largely on the likelihood of future taxable income.

        During the third quarter of 2003, it was determined that it was unlikely that the Company's U.S. operations would return to profitability by the end of the year, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income and also has a three year cumulative pre-tax loss, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. The Company did not feel that this high standard for positive evidence could be fully met and the valuation allowance was established.

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

        Profit In Investment of Equity Company.    The Company was a 50% owner of Hardinge EMAG GmbH, a joint venture with a German machine tool manufacturer, until the Company sold this investment in December 2003. The Company's 50% share generated profits for Hardinge of $184,000 in 2003, as compared to a profit of $17,000 recognized in 2002.

        Net (Loss) Income. A net loss of $(11,284,000) was incurred for the year 2003, or $(1.30) per basic and diluted share, compared to a profit of $2,000,000, or $.23 per basic and diluted share for the year 2002. As previously described, the 2003 loss included a $12,905,000 charge for a valuation allowance against the Company's U.S. deferred tax assets.

Liquidity and Capital Resources

        The Company's current ratio at December 31, 2004 was 3.00:1 compared to 3.34:1 at December 31, 2003.

        As shown in the consolidated statements of cash flows, cash used in operating activities was $(6,558,000) in 2004, compared to $22,211,000 of cash generated from operating activities in 2003.

        The table below illustrates the difference in cash flows from operating activities by the major line items from the Statements of Cash Flows indicated for 2004 versus 2003:

	Cash Flow 2004	Cash Flow 2003	Change in Cash Flow
	(dollars in thousands)
Net income (loss)	$4,392	$(11,284)	15,676
Provision for deferred taxes	(420)	13,291	(13,711)
Depreciation and amortization	8,980	8,668	312
Accounts receivable	(17,470)	(3,256)	(14,214)
Inventories	(9,102)	5,296	(14,398)
Income taxes receivable	0	5,795	(5,795)
Other assets	(2,118)	(2,300)	182
Accrued expenses	(4,239)	5,337	(9,576)
Accounts payable	10,670	(1,217)	11,887
Minority interest	2,433	1,257	1,176
Other	316	624	(308)

Cash (used in) provided by operating activities	$(6,558)	$22,211	(28,769)

        The 2003 net loss of $(11,284,000) and $13,291,000 change in provision for deferred taxes both included the $12,905,000 deferred tax charge described previously. No such charge occurred in 2004.

        Accounts receivable and inventory both increased significantly during 2004 as sales and production increased, especially at the end of the year. The acquisition of the assets of Bridgeport added $5,000,000 of inventory at the end of the fourth quarter. The accounts payable increase also resulted from higher production activity. In 2003, there was no significant change in sales and production from the previous year that would have driven similar increases. The decrease in accrued expenses in 2004 is primarily due to payments to the U.S. pension plan. In 2003, significant additional pension liabilities were recorded to reflect the under funding of the plan.

        In 2003, the company received a refund of U.S. taxes generated through net operating loss carrybacks filed in 2002. No such refund was available in 2004.

        Net cash used in investing activities was $13,178,000 in 2004 compared to cash provided from investing activities of $18,000 in 2003.

        Total capital expenditures included in investing activities were $5,861,000 in 2004, as compared to $1,534,000 in 2003. The 2004 spending included $1,549,000 for equipment to outfit the Company's new China manufacturing facility, equipment to improve productivity in manufacturing operations, and routine replacements of other equipment. The Company currently plans 2005 expenditures in the range of $4 million to $6 million, with expenditures to outfit a leased facility to house the Bridgeport operations, to improve manufacturing productivity in its accessories business, and for routine replacement expenditures. Investing activities during 2004 included the acquisition of intangibles and goodwill associated with Bridgeport for $7,317,000.

        Financing activities provided $18,937,000 during 2004, primarily from borrowing on the Company's revolving loan agreements, while they used cash of $19,817,000 in 2003, primarily for the paydown of debt, which decreased by $19,664,000 during 2003. Payment of dividends used $265,000 of cash in 2004 compared to $178,000 during 2003, reflecting one additional dividend payment of $.01 per share.

        Hardinge maintained a revolving loan agreement with a group of U.S. banks that was due to expire in August 2005. The loan agreement provided for borrowings of up to $30,000,000 secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. At December 31, 2004, borrowings under this agreement totaled $24,900,000.

        The Company also had a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. The balance of the term loan at December 31, 2004 was $13,400,000 and the terms provided for quarterly payments of $1,200,000 through December 2007.

        The Company's Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks that permit borrowing up to 11,000,000 Swiss francs, equivalent to approximately $9,639,000. There were borrowings of $951,000 under these facilities at December 31, 2004 and $17,000 as of December 31, 2003. The Company also has loan agreements with a Swiss bank which provide for borrowings up to 7,500,000 Swiss francs which is equivalent to approximately $6,572,000. These agreements are secured by the real property owned by the two Swiss subsidiaries.

        The following table shows the future minimum payments under these financing arrangements, before the renegotiation of the term loan described below, and under non-cancelable operating leases over the next five years:

Year	Future minimum debt payments	Future minimum lease payments
	(in thousands)
2005	$4,893	$1,715
2006	4,893	1,162
2007	3,893	980
2008	93	813
2009	93	696

        In January 2005, the Company negotiated a new loan agreement that replaced the revolving loan agreement and that was used to pay the balance on the term loan. This agreement provides for a revolving loan facility allowing for borrowing up to $40,000,000 through January 2011 and a term loan of $30,000,000 with quarterly principal payments of $1,200,000 through 2006 and $1,275,000 from 2007 through December 2010. These loans are secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in its major subsidiaries.

        These facilities, along with other short-term credit agreements, provide for immediate access of up to $96,498,000. Total outstanding borrowings at December 31, 2004 were $42,868,000.

        The Company conducts some of its manufacturing, sales and service operations from leased space, with lease terms up to 20 years, and uses certain data processing equipment under lease agreements expiring at various dates. Rent expense under these leases totaled $2,011,000, $2,334,000, and $2,353,000, during the years ended December 31, 2004, 2003, and 2002, respectively.

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

        The Company's earnings are affected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $250,000 in 2004 and $67,000 in 2003, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements.

        A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions. The Company currently manufactures its products in the United States, Switzerland, Taiwan and China using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent company purchases grinding machines manufactured in Switzerland by its two Swiss subsidiaries. Likewise, it purchases vertical machining centers and other machines manufactured in Taiwan by its 51% owned Taiwanese subsidiary and other Taiwanese manufacturers. The Company's subsidiaries in the U.K., Germany, Switzerland and Canada sell products in local currency to customers in those countries. The Company's Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result of these sales in various currencies and in various countries of the world, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, Euro, New Taiwan Dollar, and Japanese yen. To mitigate the short-term effect of changes in currency exchange rates on the Company's functional currency based purchases and sales, the Company occasionally hedges by entering into foreign exchange forward contracts for amounts less than its projected 3 to 6 months of such purchase and sales transactions.

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

        Intangible Assets.    The Company has acquired other machine tool companies or assets of companies. When doing so, it has used outside specialists to assist it in determining the value of assets acquired, and has used traditional models for establishing purchase price based on EBITDA multiples and present value of cash flows. Consequently, the value of goodwill and other purchased intangible assets on the Company's balance sheet has been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity.

        Net Deferred Tax Assets.    The Company recorded a 2003 charge of $12,905,000 to provide a valuation allowance for its U.S. deferred tax assets. As specified in Statement of Financial Accounting Standards No.109 (SFAS 109), the Company regularly, and at least quarterly, reviews the recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the Company's case, this recoverability had been based largely on the likelihood of future taxable income.

        During the third quarter of 2003, it was determined that it was unlikely that the Company's U.S. operations would return to profitability by the end of the year, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income and also has a three year cumulative pre-tax loss, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. The Company did not feel that this high standard for positive evidence could be fully met and the valuation allowance was established.

        Retirement Plans.    The Company sponsors various defined benefit pension plans and one postretirement benefit plan, all as described in Note 7 of the Consolidated Financial Statements. The calculation of the Company's plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. The Company believes that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

        The Company annually reviews the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive highest ratings by recognized rating agencies. The Company discounted its future plan liabilities for its U.S. plan using a rate of 6.00% at its plan measurement dates of September 30, 2004 and 2003. The Company discounted its future plan liabilities for its foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.78% and 4.36% at their measurement dates of December 31, 2004 and 2003, respectively. A change in the discount rate can have a significant effect on retirement plan expense. For example, a decrease in the discount rate of a quarter of a percentage point would increase U.S. pension expense by approximately $246,000 and would change foreign pension expenses and postretirement expenses by lesser amounts.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. The Company reviews its expected rate of return annually based upon information available to the Company at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. The Company used an expected rate of return of 8.50% at its plan measurement dates of September 30, 2004 and 2003 for its U.S. plan. The Company used rates of return appropriate for each country for its foreign plans which resulted in a blended expected rate of return of 5.03% and 5.82% at their measurement dates of December 31, 2004 and 2003, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of a quarter of a percentage point would increase U.S. pension expense by approximately $169,000 and would change foreign pension plan expenses by lesser amounts.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities other than SPEs. The adoption of FIN 46 did not have an impact on the Company's financial condition, results of operations or cash flows because the Company does not have any variable interest entities.

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

        On December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are "actuarially equivalent" to the Medicare benefit. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans. Based on guidance available at this time, the plan is not expected to be actuarially equivalent to the Medicare benefit due to the fact that the employer's premiums are capped at the 2001 level. Based on that assumption, there would be no change in the plans' accumulated postretirement benefit obligation or annual expense.

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 effective January 1, 2006. Hardinge does not expect the adoption of SFAS 151 to have a material impact on the consolidated financial statements of the Company.

        In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1 provides that the manufacturer's deduction created in the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The manufacturer's deduction had no effect on the Company's 2004 results, as the deduction is first available to the Company in 2005. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results.

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" (FSP 109-2). The Act introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one-time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not elect to apply this provision in 2004 and may elect to apply this provision to qualifying repatriations in 2005. Due to the complexity of the repatriation provision, the Company has not yet completed its evaluation of the impact the Act may have on its decision regarding repatriation of earnings, including a definitive calculation of qualifying dividends and the effect of any repatriation on the Company's tax provision. The Company expects to complete its evaluation in 2005.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value beginning in Hardinge's third quarter of 2005. Under SFAS 123R, Hardinge must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The standard permits two transition method adoption alternatives:

        "Modified prospective adoption" would require the Company to begin expensing share-based payments effective January 1, 2005. Prior annual periods would not be restated.

        "Modified retrospective adoption" would require the Company to begin expensing share-based payments effective January 1, 2005. Prior annual periods would be restated.

        The Company is currently evaluating the impact that SFAS 123R will have on the Company's consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2005.

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
December 31, 2004

Schedule II—Valuation and Qualifying Accounts is included in Item 15(a) of this report.

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Hardinge Inc.

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2004 and 2003 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hardinge Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Syracuse, New York
February 25, 2005

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(In Thousands)
Assets
Current assets:
Cash	$4,189	$4,739
Accounts receivable, net	65,005	44,660
Notes receivable, net	6,946	6,354
Inventories	100,738	87,064
Prepaid expenses	6,509	4,540

Total current assets	183,387	147,357
Property, plant and equipment:
Land and buildings	57,618	54,054
Machinery, equipment and fixtures	107,142	101,922
Office furniture, equipment and vehicles	7,983	6,950

	172,743	162,926
Less accumulated depreciation	105,968	96,741

Net property, plant and equipment	66,775	66,185
Other assets:
Notes receivable	6,445	7,733
Deferred income taxes	427	131
Intangible pension asset	304	3,900
Other intangible assets	7,551	811
Goodwill	20,376	18,314
Other	1,046	1,276

	36,149	32,165

Total assets	$286,311	$245,707

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2004	2003
	(In Thousands)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$25,404	$13,760
Notes payable to bank	2,762	624
Accrued expenses	18,670	18,224
Accrued pension expense	1,541	—
Accrued income taxes	4,230	2,990
Deferred income taxes	3,706	3,477
Current portion of long-term debt	4,893	5,002

Total current liabilities	61,206	44,077
Other liabilities:
Long-term debt	35,213	17,675
Accrued pension expense	15,909	23,693
Deferred income taxes	3,208	3,163
Accrued postretirement benefits	5,927	5,864
Derivative financial instruments	5,502	6,194
Other liabilities	3,225	2,267

	68,984	58,856
Equity of minority interest	6,121	3,688
Shareholders' equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued—none
Common stock, $.01 par value:
Authorized shares—20,000,000;
Issued shares—9,919,992 at December 31, 2004 and 2003	99	99
Additional paid-in capital	60,538	60,586
Retained earnings	98,277	94,150
Treasury shares—1,090,941 at December 31, 2004 and 1,062,143 shares at December 31, 2003.	(14,119)	(13,843)
Accumulated other comprehensive income (loss)	6,230	(393)
Deferred employee benefits	(1,025)	(1,513)

Total shareholders' equity	150,000	139,086

Total liabilities and shareholders' equity	$286,311	$245,707

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
	(In Thousands Except Per Share Data)
Net sales	$232,054	$185,302	$169,014
Cost of sales	162,376	130,698	117,403

Gross profit	69,678	54,604	51,611
Selling, general and administrative expenses	56,450	47,638	44,900
Provision for doubtful accounts	734	93	1,548

Income from operations	12,494	6,873	5,163
Interest expense	2,660	2,917	3,978
Interest (income)	(533)	(500)	(496)

Income before income taxes, minority interest in (profit) of consolidated subsidiary, and profit in investment of equity company	10,367	4,456	1,681
Income taxes (benefits)	3,542	14,667	(868)
Minority interest in (profit) of consolidated subsidiary	(2,433)	(1,257)	(566)
Profit in investment of equity company		184	17

Net income (loss)	$4,392	$(11,284)	$2,000

Per share data:
Basic earnings per share:
Weighted average number of common shares outstanding	8,745	8,708	8,687

Basic earnings (loss) per share	$.50	$(1.30)	$.23

Diluted earnings per share:
Weighted average number of common shares outstanding	8,773	8,708	8,687

Diluted earnings (loss) per share	$.50	$(1.30)	$.23

Cash dividends declared per share	$.03	$.02	$.10

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp. Income (Loss)	Deferred Employee Benefits	Total Shareholders' Equity
	(Dollars in thousands)
Balance at December 31, 2001	$99	$61,328	$104,480	($14,934)	($7,799)	($1,959)	$141,215
Comprehensive Income
Net income			2,000				2,000
Other comprehensive income (loss)
Pension liability, net of tax					(5,112)		(5,112)
Foreign currency translation adjustment					12,417		12,417
Unrealized (loss) on cash flow hedge, net of tax					(441)		(441)
Unrealized (loss) on net investment hedge, net of tax					(3,627)		(3,627)

Comprehensive income							5,237

Dividends declared			(868)				(868)
Shares issued and forfeited pursuant to long-term incentive plan		(47)		266		(47)	172
Amortization (long-term incentive plan)						572	572
Tax benefit from long-term incentive plan		(142)					(142)
Net purchase of treasury stock				(400)			(400)

Balance at December 31, 2002	$99	$61,139	$105,612	($15,068)	($4,562)	($1,434)	$145,786
Comprehensive Income
Net (loss)			(11,284)				(11,284)
Other comprehensive (loss) income
Pension liability					(3,940)		(3,940)
Foreign currency translation adjustment					10,252		10,252
Unrealized gain on cash flow hedge					524		524
Unrealized (loss) on net investment hedge					(2,667)		(2,667)

Comprehensive (loss)							(7,115)

Dividends declared			(178)				(178)
Shares issued and forfeited pursuant to long-term incentive plan		(508)		1,155		(647)
Amortization (long-term incentive plan)						568	568
Net sale of treasury stock		(45)		70			25

Balance at December 31, 2003	$99	$60,586	$94,150	($13,843)	($393)	($1,513)	$139,086
Comprehensive Income
Net income			4,392				4,392
Other comprehensive income (loss)
Pension liability					(1,097)		(1,097)
Foreign currency translation adjustment					9,263		9,263
Unrealized gain on cash flow hedge					707		707
Unrealized (loss) on net investment hedge					(2,250)		(2,250)

Comprehensive income							11,015

Dividends declared			(265)				(265)
Shares issued and forfeited pursuant to long-term incentive plan		(19)		53		(24)	10
Amortization (long-term incentive plan)						512	512
Net purchase of treasury stock		(29)		(329)			(358)

Balance at December 31, 2004	$99	$60,538	$98,277	($14,119)	$6,230	($1,025)	$150,000

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Operating activities
Net income (loss)	$4,392	$(11,284)	$2,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,980	8,668	8,967
Provision for deferred income taxes	(420)	13,291	2,249
Minority interest	2,433	1,257	566
Loss on sale of equity investment	—	121	—
Foreign currency transaction loss	(722)	(950)	(296)
Changes in operating assets and liabilities:
Accounts receivable	(17,470)	(3,256)	2,312
Notes receivable	975	1,427	2,739
Income tax receivable	—	5,795	(1,147)
Inventories	(9,102)	5,296	6,189
Other assets	(2,118)	(2,300)	2,930
Accounts payable	10,670	(1,217)	337
Accrued expenses	(4,239)	5,337	(5,014)
Accrued postretirement benefits	63	26	43

Net cash (used in) provided by operating activities	(6,558)	22,211	21,875
Investing activities
Capital expenditures	(5,861)	(1,534)	(2,337)
Proceeds from sale of equity investment	—	1,736	—
Purchase of intangible assets and goodwill	(7,317)
Investment in equity company	—	(184)	(17)

Net cash (used in) provided by investing activities	(13,178)	18	(2,354)
Financing activities
Increase (decrease) in short-term notes payable to bank	1,970	(4,950)	4,602
Increase (decrease) in long-term debt	17,579	(14,714)	(25,529)
Net (purchases) sales of treasury stock	(347)	25	(370)
Dividends paid	(265)	(178)	(868)

Net cash provided by (used in) financing activities	18,937	(19,817)	(22,165)
Effect of exchange rate changes on cash	249	152	211

Net (decrease) increase in cash	(550)	2,564	(2,433)
Cash at beginning of year	4,739	2,175	4,608

Cash at end of year	$4,189	$4,739	$2,175

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

1.    Significant Accounting Policies

Nature of Business

        Hardinge Inc. is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers, and tooling and accessories related to metal cutting machines. Sales are primarily to customers in North America, Europe, and Asia. A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

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

Inventories

        Inventories are stated at the lower of cost (first-in, first-out method) or market. They are summarized as follows:

	December 31,
	2004	2003
	(in thousands)
Finished products	$39,940	$33,217
Work-in-process	27,144	25,705
Raw materials and purchased components	33,654	28,142

	$100,738	$87,064

        Changes during 2004 in the market exchange rate of the U.S. dollar against the Swiss Franc caused a $2,917,000 increase in the dollar value of inventories of the Company's two Swiss subsidiaries, Kellenberger AG and HTT AG. Accounting rules require the translation of the balance sheet of foreign subsidiaries into dollars at the exchange rate at the date of the balance sheet. Increases of $696,000 also resulted for the Company's other foreign entities, due to the strengthening of their currencies.

Property, Plant and Equipment

        Property additions, including major renewals and betterments, are recorded at cost and are depreciated over their estimated useful lives. Upon retirement or disposal of an asset, the asset and related allowance for depreciation are eliminated and any resultant gain or loss is credited or charged to income. Depreciation is provided on the straight-line and sum of the years digits methods. Total depreciation expense on property, plant and equipment was $8,284,000, $7,918,000, and $8,179,000 for 2004, 2003 and 2002, respectively. The depreciable lives of the Company's fixed assets vary according to the projected effective life of the specific asset, and for the U.S. operations, generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment. Repairs and maintenance costs are expensed in the period incurred.

Account Receivable

        The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company considers trade accounts receivable to be past due when in excess of 30 days past terms, and charges off uncollectible balances when all collection efforts have been exhausted.

Goodwill and Intangibles

        The Company accounts for goodwill and intangibles in accordance with Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. The statement requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives are amortized over their estimated useful lives.

        The total carrying amount of goodwill was $20,376,000 as of December 31, 2004 and $18,314,000 as of December 31, 2003. The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000. $1,553,000 of the change in the value in 2004 was caused by the increased dollar value of the Swiss franc, the functional currency of the Company's HTT subsidiary whose balance sheet includes the above mentioned goodwill. The acquisition of the European sales and service operations of Bridgeport in 2004 added $509,000 to goodwill.

        The Company has completed annual impairment testing during the fourth quarter of 2004, 2003 and 2002 and determined that there has been no impairment of goodwill.

        Other intangible assets include $6,724,000 representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004. The Company will be using this strong brand name on all of its machining center lines in the future, and therefore, the asset has been determined to have an indefinite useful life. The asset will be reviewed annually for impairment under the provisions of SFAS 142.

        The total carrying amount of intangible assets subject to amortization was $827,000 and $811,000 as of December 31, 2004 and 2003, respectively. The Company's intangible asset amortization expense for fiscal 2004 and 2003 was $184,000 and $182,000, respectively. The estimated amortization expense on existing intangible assets for each of the next five years is approximately $203,000, $203,000, $173,000, $93,000, and $93,000, respectively.

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

Derivative Financial Instruments

        The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Company to recognize all its derivative instruments on the balance sheet at fair value. Derivatives that are not qualifying hedges must be adjusted to fair value through income. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

        The Company implemented Financial Accounting Standards Board Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities effective June 30, 2003. This statement requires reporting of derivative contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. The statement is effective for contracts entered into after June 30, 2003. There has been no impact on the financial statements of the Company as all the hedging activities since the implementation have been reported pursuant to SFAS 133.

Research and Development Costs

        The cost of research and development, all of which has been charged to cost of goods sold, amounted to $7,931,000, $8,229,000, and $8,757,000, in 2004, 2003, and 2002, respectively.

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

        A summary of the stock option activity under the Incentive Stock Plan is as follows:

	2004	2003	2002
Shares at beginning of period	234,000	236,000	100,500
Shares granted	5,250	4,500	139,250
Weighted average grant price per share	$12.08	$6.71	$9.67
Market value per share at date of grant	$12.08	$6.71	$9.67
Shares canceled, forfeited or exercised	(3,332)	(6,500)	(3,750)
Weighted average price per share	$7.81	$17.45	$17.83

Shares at end of period	235,918	234,000	236,000

1. Significant Accounting Policies

Stock-Based Compensation (Continued)

        The following table summarizes information about the exercisable stock options outstanding as of December 31, 2004:

Range of exercise prices	Number Outstanding at 12/31/04	Weighted average remaining life in years	Weighted average exercise price	Number Exercisable 12/31/04	Weighted average exercise price
$6.71 to $7.81	84,168	8.0	$7.75	57,612	$7.72
$10.50 to $13.51	70,000	7.2	$12.47	53,667	$12.41
$17.08 to $25.67	81,750	2.3	$18.61	81,750	$18.61

Total	235,918	5.4	$12.91	193,029	$13.64

        The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Pro Forma
	2004	2003	2002
	(dollars in thousands, except for per share data)
Reported net income (loss)	$4,392	$(11,284)	$2,000
Add: Stock-based employee compensation expense included in reported net income (loss)	512	568	572
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	623	685	620

Pro forma net income (loss)	$4,281	$(11,401)	$1,952

Earnings (loss) per share:
Basic—as reported	$.50	$(1.30)	$.23

Basic—pro forma	$.49	$(1.31)	$.22

Diluted—as reported	$.50	$(1.30)	$.23

Diluted—pro forma	$.49	$(1.31)	$.22

        Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 3.50%, 3.38%, and 3.0% in 2004, 2003 and 2002, respectively; dividend yields of 1.0%, 0.3% and 0.2% in 2004, 2003 and 2002, respectively; volatility factors of the expected market price of the Company's common stock of .349, .357, and .363 for 2004, 2003 and 2002, respectively; and a weighted-average expected life for the 2004, 2003 and 2002 options of 5 years.

        The Company's Incentive Stock Plan is described in more detail in Note 7.

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

        The Company has implemented the Emerging Issues Task Force EITF 00.21, Revenue Arrangements with Multiple Deliverables. Both invoiced installation revenue and imputed installation revenue on machines priced with installation included are deferred until the installations are completed. Implementation did not have a material effect on the Company's financial statements.

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

        These liabilities are reported as accrued expenses on the Company's consolidated balance sheet.

        Changes in the Company's product warranty accrual are as follows:

	2004	2003
	(dollars in thousands)
Beginning balance	$1,671	$1,975
Provisions for warranties	923	638
Warranties settlement costs	(1,238)	(1,075)
Other—currency translation impact	93	133

Year end balance	$1,449	$1,671

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

2. Financing Arrangements

        Long-term debt consists of:

	December 31,
	2004	2003
	(in thousands)
Note payable, under revolving loan agreement expiring August 1, 2005, with interest averaging 4.89% at December 31, 2004 (6.46% in 2003) (see loan revision below)	$24,900	$896
Note payable, under term loan agreement, due in quarterly installments of $1,200,000 with an effective interest rate of 6.50% at December 31, 2004 (6.47% in 2003) (see loan revision below)	13,400	18,200
Mortgages payable under terms of various loan agreements with interest averaging 6.82% at December 31, 2004 (4.53% in 2003)	1,806	3,581

	40,106	22,677
Less current portion (see loan revision below)	4,893	5,002

	$35,213	$17,675

        As of December 31, 2004, Hardinge maintained a revolving loan agreement with a group of U.S. banks which was due to expire in August 2005. The loan agreement provided for borrowing of up to $30,000,000 secured by substantially all of the Company's domestic assets, other than real estate, and by a pledge of two-thirds of its investment in its major subsidiaries. Interest charged on the debt was based on London Interbank Offered Rates (LIBOR) plus a spread which varied depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A commitment fee of .65% was payable on the unused portion of the facility. Total borrowing under this facility was $24,900,000 at December 31, 2004, all in U.S. dollars, and $896,000 at December 31, 2003, all in U.K. pound sterling.

        The Company also had a term loan, originally established in 2002, with substantially the same security and financial covenants as provided under the revolving loan agreement described above. The loan provided for repayment of the principal in twenty quarterly installments of $1,200,000 and interest was charged on the debt based on LIBOR plus a spread that varied depending on the Company's debt to EBITDA ratio. The balance outstanding at December 31, 2004 and 2003 was $13,400,000 and $18,200,000, respectively.

        In January 2005, the Company negotiated a revised loan agreement with the same bank group and amended the two agreements noted above. The new agreement provides for a revolving loan facility allowing for borrowing up to $40,000,000 through January 2011 and a term loan of $30,000,000 with quarterly principal payments of $1,200,000 through December 2006 and quarterly principal payments of $1,275,000 from 2007 through December 2010. These loans are secured by substantially all of the Company's domestic assets other than real estate and by a pledge of two-thirds of its investment in its major subsidiaries. Interest charged on the debt will be based on LIBOR plus a spread which varies depending on the Company's debt to EBITDA ratio. A variable commitment fee of .175% to .375%, based upon the Company's debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.

        The Company entered into a cross-currency swap and an interest rate swap in association with the original term loan. These swaps effectively converted the loan to a borrowing of Swiss francs with an effective interest rate of 6.50% and 6.47% at December 31, 2004 and 2003, respectively. The cross-currency swap has been designated as a hedge against the Company's net investment in HTT. The interest rate swap effectively converts the floating interest rate to a fixed rate, with variance by year based on the Company's spread over LIBOR. This swap was redesignated after the January 2005 term loan was established and will act as a hedge against $13,400,000 of that term loan.

        Future minimum payments under the long term financing agreements in place as of January 2005 are $4,893,000, $4,893,000, $5,193,000, $5,193,000, and $5,193,000 in 2005, 2006, 2007, 2008, and 2009, respectively.

        The Company has a $8,000,000 unsecured short-term line of credit from a bank with interest based on a fixed percent over the one-month LIBOR. The outstanding loans on this line at December 31, 2004 and 2003 were $1,811,000 and $607,000, respectively. The agreement is negotiated annually and requires no commitment fee.

        The Company maintains a $1,342,000 standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The Company also maintains a $3,000,000 rolling commercial letter of credit for the financing of certain inventory purchases.

        The Company maintains a loan agreement with a Swiss bank providing for borrowing of up to 7,500,000 Swiss francs, which is equivalent to approximately $6,572,000 at December 31, 2004. This agreement is secured by the real property owned by Kellenberger AG, a wholly owned subsidiary of the Company. There have not been any borrowings on this loan. Kellenberger also maintains unsecured overdraft facilities with commercial banks that permit borrowings in Swiss francs up to 6,500,000, which is equivalent to approximately $5,696,000 at December 31, 2004. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2004 and 2003, borrowings under these lines were $519,000 and $3,000, respectively.

        The Company's HTT Hauser Tripet Tschudin subsidiary maintains overdraft facilities with commercial banks that permit borrowings in Swiss francs of up to 4,500,000, which is equivalent to approximately $3,943,000 at December 31, 2004. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2004, total borrowings under these lines were $432,000 with an average interest rate of 5.92%. At December 31, 2003, total borrowings under these lines were $14,000. HTT had been obligated under terms of various mortgage agreements with commercial banks on its factory building. These loans were secured by the property and were repaid in 2004. At December 31, 2003, total balances outstanding on these loans were $1,814,000 at average interest rates of 2.30%.

        The Company's Hardinge Machine Tools, Ltd subsidiary maintains an overdraft facility that allows for borrowing up to 250,000 pounds sterling, which is equivalent to approximately $481,000 at December 31, 2004. There were no borrowings under this facility at December 31, 2004 or 2003. Hardinge Machine Tool, Ltd. also has a mortgage agreement with total remaining loan balances of $1,806,000 and $1,767,000, at December 31, 2004 and 2003, respectively. The increase in the dollar value of the loan is due to changes in the exchange rates used to translate the pound sterling into U.S. dollars for financial reporting purposes.

        Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

        The Company was in compliance with all financial covenants at December 31, 2004 and 2003.

        Interest paid in 2004, 2003, and 2002 totaled $2,301,000, $2,727,000, and $3,875,000, respectively.

        The Company conducts some of its manufacturing, sales and service operations from leased space with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next two years. Rent expense under these leases totaled $2,011,000, $2,334,000, and $2,353,000, during the years ended December 31, 2004, 2003, and 2002, respectively. Future minimum payments under non-cancelable operating leases as of December 31, 2004 total $11,561,000, with payments over the next five years of $1,715,000, $1,162,000, $980,000, $813,000, and $696,000, respectively.

        In the past, the Company provided long-term financing for the purchase of its equipment by qualified end-user customers in North America. In 2002, the Company replaced the internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company's experience that such equipment resales have realized most, but not all, of the remaining contract value.

        The Company previously sold a substantial portion of its underlying customer notes receivable to various financial institutions. The remaining outstanding balance of all notes sold as of December 31, 2004 was $7,108,000. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There are no repurchase or remarketing agreements with these third parties.

3.    Income Taxes

        The Company recorded a full valuation allowance for its U.S. net deferred tax assets in 2003. Statement of Financial Accounting Standards No.109 (SFAS 109) requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc. that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment and became a major consideration in the Company's decision to establish this valuation allowance.

        Hardinge continues to maintain a full valuation allowance on the tax benefits of its U.S. and U.K. net deferred tax assets and the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in those countries is sustained. Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$6,034	$3,235
State tax credit carryforwards	4,503	4,692
Postretirement benefits	2,337	2,240
Deferred employee benefits	1,868	1,907
Accrued pension	5,985	7,379
Inventory valuation	1,438	2,064
Currency and interest rate derivatives	3,412	2,862
Other	3,287	3,175

	28,864	27,554
Less valuation allowance	(21,743)	(20,993)

Total deferred tax assets	7,121	6,561

Deferred tax liabilities:
Tax over book depreciation	(8,131)	(7,587)
Margin on installment sales	(151)	(199)
Inventory valuation	(3,683)	(3,396)
Other	(1,643)	(1,888)

Total deferred tax liabilities	(13,608)	(13,070)

Net deferred tax liabilities	$(6,487)	$(6,509)

        The 2003 net charge to earnings related to the change in deferred taxes was $12,905,000, which consisted of the $14,605,000 charge from the change in valuation allowance and a $1,700,000 benefit from the change in deferred tax assets.

        At December 31, 2004 and 2003, the Company had state investment tax credits of $4,503,000 and $4,692,000, respectively, expiring at various dates through the year 2014. In addition, the Company has U.S. and state net operating loss carryforwards of $11,381,000 and $49,171,000, respectively, which expire from 2021 through 2024.

        Pre-tax (losses)/income were $(4,259,000), $(4,988,000), and $(6,417,000) from domestic operations and $14,626,000, $9,444,000, and $8,098,000 from foreign operations for 2004, 2003, and 2002, respectively.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Current:
Federal and state	$—	$(656)	$(7,694)
Foreign	3,564	2,248	944

Total current	3,564	1,592	(6,750)

Deferred:
Federal and state	—	12,905	5,440
Foreign	(22)	170	442

Total deferred	(22)	13,075	5,882

	$3,542	$14,667	$(868)

        There were no income tax refunds in 2004. Income tax (refunds) totaled $(7,955,000) and $(6,297,000) in 2003 and 2002, respectively. Income tax payments totaled $2,621,000, $1,680,000, and $2,692,000, in 2004, 2003, and 2002, respectively.

        The following is a reconciliation of income tax expense (benefit) computed at the United States statutory rate to amounts shown in the consolidated statements of income.

	2004	2003	2002
Federal income taxes	35.0%	35.0%	35.0%
State income taxes (benefit)	—	—	(9.9)
Other	.1	(1.1)	4.6
Taxes on foreign income which differ from the U.S. statutory rate	(13.8)	(17.8)	(81.3)
Increase in valuation allowance	12.9	327.8	—
Reduction in estimated liabilities	—	(14.7)	—

	34.2%	329.2%	(51.6)%

        Undistributed earnings of the foreign subsidiaries, which amounted to approximately $64,548,000 at December 31, 2004, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. The Act introduced a special one-time (for 2004 or 2005) 85% dividends received deduction for certain repatriated foreign earnings. Due to the complexity of the repatriation provision, the Company has not yet completed its evaluation of the impact the Act may have on its decision regarding repatriation of earnings, including a definitive calculation of qualifying dividends and the effect of any repatriation on the Company's tax provision. The Company expects to complete its evaluation in 2005.

4.    Industry Segment and Foreign Operations

        The Company operates in one business segment—industrial machine tools. Domestic and foreign operations consist of:

	Year ended December 31,
	2004			2003			2002
	North America	Europe	Asia	North America	Europe	Asia	North America	Europe	Asia
	(in thousands)
Sales
Domestic	$96,552	$87,971	$26,531	$83,578	$70,923	$14,436	$71,454	$67,932	$6,118
Export	24,838	19,002	24,287	18,444	18,330	11,873	20,708	16,027	7,771

	121,390	106,973	50,818	102,022	89,253	26,309	92,162	83,959	13,889
Less interarea eliminations	15,229	7,811	24,087	13,193	7,808	11,281	10,082	5,512	5,402

Total Net Sales	$106,161	$99,162	$26,731	$88,829	$81,445	$15,028	$82,080	$78,447	$8,487

Oper. (Loss) Income	$(2,730)	$5,150	$10,074	$(3,080)	$5,862	$4,091	$(3,894)	$6,798	$2,259

Net (Loss) Income	$(4,566)	$3,817	$5,141	$(17,282)	$4,339	$1,659	$(4,325)	$5,112	$1,213

Identifiable Assets	$127,677	$133,813	$24,821	$115,670	$115,350	$14,687	$140,714	$107,241	$8,330

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

        No single customer accounted for more than 5% of consolidated sales in any of the three years presented.

        Export sales from Hardinge's North American operations include the following:

	Year ended December 31,
	2004	2003	2002
	North American Operations	North American Operations	North American Operations
	(in thousands)
Sales to:
European customers	$3,551	$1,707	$2,405
Asian customers	8,601	7,108	12,446
Sales to affiliated companies	11,041	8,594	5,584
Sales to customers in the remainder of the world	1,645	1,035	273

	$24,838	$18,444	$20,708

        The foreign countries which represented the highest percentages of the Company's 2004 worldwide sales, and the corresponding 2003 and 2002 percentages were:

	2004	2003	2002
Germany	13.9%	13.3%	13.7%
China	12.3%	9.5%	11.8%
England	6.9%	7.0%	5.3%

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

6.    Shareholders' Equity

Treasury Shares

        The number of shares of common stock in treasury was 1,090,941, 1,062,143, and 1,146,084, at December 31, 2004, 2003, and 2002, respectively. During 2004, the Company purchased 40,535 shares of stock. The Company also distributed 12,405 shares, had 1,332 options exercised and had 2,000 shares forfeited, pursuant to the long-term incentive plan. During 2003, the Company purchased 2,509 shares of stock, distributed 88,450 shares and had 2,000 shares forfeited. In 2002, the Company purchased 45,705 shares and distributed 18,530 shares pursuant to the long-term incentive plan.

Preferred Stock Purchase Rights

        On May 16, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one Right to purchase Series A Preferred Stock for each outstanding share of Company common stock held as of May 16, 1995. Each Right entitles the holder of the Right to purchase one one-hundredth of a share of Series A Preferred Stock (a "Unit") at a purchase price of $80.00 per Unit. The Rights will become exercisable ten business days after any person or group becomes the beneficial owner of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would, if successful, own 30% or more of the Common Stock. The Rights, which will expire on May 16, 2005, may be redeemed by the Board of Directors, at $.01 per Right, at any time prior to the expiration of ten business days after the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 20% or more of the outstanding Common Stock. The Company does not intend to seek shareholder approval of a new shareholder rights plan at its 2005 annual meeting.

Reconciliation of Weighted Average Number of Shares Outstanding

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by Financial Accounting Standards Board Statement No. 128:

	Year Ended December 31,
	2004	2003	2002
	(in thousands except for per share amounts)
Net income (loss)	$4,392	$(11,284)	$2,000
Numerator for basic earnings (loss) per share	4,392	(11,284)	2,000
Numerator for diluted earnings (loss) per share	4,392	(11,284)	2,000
Denominator for basic earnings (loss) per share-weighted average shares	8,745	8,708	8,687
Effect of diluted securities:
Restricted stock and stock options	28	—	—

Denominator for diluted earnings (loss) per share—adjusted weighted average shares	8,773	8,708	8,687

Basic earnings (loss) per share	$.50	$(1.30)	$.23

Diluted earnings (loss) per share	$.50	$(1.30)	$.23

7. Employee Benefits

Pension and Postretirement Plans

        The Company accounts for the pension plans and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106. The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132, as revised. The information for 2004 and 2003 reflects the actuarial valuation for the U. S. and foreign pension plans.

        The Company provides a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The Plan bases benefits upon both years of service and earnings. The Company's policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. The amount to be funded is subject to annual review by management and the Company's consulting actuary. For each of the Company's foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Also, each of those plans requires employee and employer contributions.

        Domestic employees hired after March 1, 2004 will have retirement benefits under the Company's 401k defined contribution plan. After one year of service, the Company will contribute 4% of the employee's pay and will further match, at a rate of 25%, the employee's contributions up to 4% of their salary. Those employees, as well as domestic employees hired prior to March 1, 2004, are eligible to contribute additional funds to the plan for which there is no required Company match. There were no Company contributions to the plan during 2004 as the one-year anniversary of the inception date of the plan for new employees had not occurred.

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

        Under the terms of the retiree health plan, all increases in cost of the plan after 2001 are paid by the participants. Therefore, the rate of healthcare cost increases would not have affected the service cost and interest cost for 2004, 2003, and 2002 and does not affect the accumulated postretirement benefit obligation for any years after 2001.

        The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 5.75% and 6.25% at December 31, 2004 and 2003, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2004 by $331,000.

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below.

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2004	2003	2002	2004	2003	2002
	(in thousands)			(in thousands)
Service cost	$3,084	$2,755	$2,833	$79	$86	$88
Interest cost	7,475	6,656	6,462	380	363	382
Expected return on plan assets	(8,512)	(7,648)	(8,287)	—	—	—
Amortization of prior service cost	36	391	346	(24)	(24)	(24)
Amortization of transition obligation	(367)	(261)	(435)	—	—	—
Amortization of loss (gain)	190	109	(232)	—	—	—

Net periodic benefit cost	$1,906	$2,002	$687	$435	$425	$446

        A summary of the Pension and Postretirement Plans' funded status and amounts recognized in the Company's consolidated balance sheets is as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$126,153	$107,047	$6,328	$5,584
Foreign plan redetermination	21,783
Service cost	3,084	2,755	79	86
Interest cost	7,475	6,656	380	363
Plan participants' contributions	1,510	719	842	766
Amendments	(4,016)	1,683	—	—
Actuarial loss	4,356	9,758	76	693
Foreign currency impact	3,555	3,521	—	—
Benefits paid	(5,769)	(5,986)	(1,214)	(1,164)

Benefit obligation at end of period	158,131	126,153	6,491	6,328

Change in plan assets:
Fair value of plan assets at beginning of period	96,918	85,371	—	—
Foreign plan redetermination	21,023
Actual return on plan assets	9,995	11,427	—	—
Employer contribution	5,610	1,853	372	398
Plan participants' contributions	1,510	719	842	766
Foreign currency impact	3,082	3,534	—	—
Benefits paid	(5,769)	(5,986)	(1,214)	(1,164)

Fair value of plan assets at end period	132,369	96,918	—	—

Reconciliation of funded status:
Funded status	(25,762)	(29,235)	(6,491)	(6,328)
Unrecognized net actuarial loss	28,461	23,636	708	632
Unrecognized transition (asset)	(3,553)	(2,991)	—	—
Unrecognized prior service cost	(1,508)	2,241	(144)	(168)

(Accrued) benefit cost	$(2,362)	$(6,349)	$(5,927)	$(5,864)

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Amounts recognized in the Company's balance sheet consist of:
Prepaid benefit cost	$1,020	$1,259	$—	$—
Accrued benefit (liability)	(17,450)	(23,693)	(5,927)	(5,864)
Intangible asset	304	3,900	—	—
Accumulated other comprehensive loss	13,764	12,185	—	—

Net amount recognized	$(2,362)	$(6,349)	$(5,927)	$(5,864)

        The foreign plan adjustment above represents a redetermination of a foreign plan, formerly accounted for as a defined contribution plan, as a defined benefit plan in 2004. The impact of this redetermination, along with other foreign plan adjustments, was to increase 2004 pretax profits by $168,000.

        Prepaid pension cost is included in other assets on the balance sheet.

        Effective December 31, 2003, the U.S. plan was amended to eliminate future disability benefits for participants who are not currently receiving such benefits. This amendment reduced the projected benefit obligation by $3,231,356. In accordance with paragraph 28 of FAS 87, this amount was first used to reduce any existing unrecognized prior service cost. The remaining portion of $1,087,257 is amortized over the average future working years of the active population.

        The accumulated benefit obligation is $147,860,000 and $118,272,000 at December 31, 2004 and 2003, respectively.

        For Company pension plans with projected benefit obligations in excess of plan assets:

	Pension Benefits December 31,
	2004	2003
	(in thousands)
Projected benefit obligations	$158,131	$95,469
Plan assets	132,369	66,051

Excess of projected benefit obligations over plan assets	$25,762	$29,418

        For Company pension plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits December 31,
	2004	2003
	(in thousands)
Accumulated benefit obligations	$90,858	$89,744
Plan assets	73,879	66,051

Excess of accumulated benefit obligations over plan assets	$16,979	$23,693

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
For the domestic pension plan:
Assumptions at October 1,
Discount rate	6.00%	6.75%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	4.50%	4.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions at January 1,
Discount rate	4.24%	4.38%	6.25%	6.75%
Expected return on plan assets	5.03%	5.82%	N/A	N/A
Rate of compensation increase	2.69%	2.78%	N/A	N/A

        Actuarial assumptions used to determine pension obligations and other postretirement obligations include:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
For the domestic pension plan:
Assumptions as of September 30,
Discount rate	6.00%	6.00%
Rate of compensation increase	3.50%	4.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions as of December 31,
Discount rate	3.78%	4.36%	5.75%	6.25%
Rate of compensation increase	2.69%	2.78%	N/A	N/A

        For the domestic pension plan, the discount rate changed from 6.75% as of September 30, 2002 to 6.00% as of September 30, 2003, which resulted in an additional liability of $7,829,000. The discount rate remained unchanged at 6.00% as of September 30, 2004. The Company annually reviews the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive highest ratings by recognized rating agencies. To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

        Financial Accounting Standards Board Statement No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity called accumulated other comprehensive income. An additional minimum liability adjustment of $1,579,000 ($1,097,000 net of tax) was recorded in 2004. An additional minimum liability adjustment of $3,940,000 was required in 2003.

Plan Assets

        The Company's pension plan weighted-average asset allocations at December 31, 2004 and December 31, 2003, by asset category are as follows:

	Domestic Plan Assets		Foreign Plan Assets
	December 31,		December 31,
	2004	2003	2004	2003
Asset Category
Equity securities	63%	60%	40%	50%
Hardinge Inc. stock	6%	5%	0%	0%
Debt securities	22%	30%	47%	36%
Cash and equivalents	9%	4%	0%	2%
Other	0%	1%	13%	12%

	100%	100%	100%	100%

        Domestic pension plan assets include 383,886 shares of the Company's common stock valued at approximately $5,110,000 and $4,442,000 at December 31, 2004 and 2003, respectively. Dividends paid on those shares were $12,000 and $8,000 in 2004 and 2003 respectively. The remaining domestic plan assets consisted of United States Government securities, corporate bonds and notes, and other common stocks.

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

        The investments for the foreign plans are subject to tight regulations and are overseen by investment committees made up of management and employees of the entities, in accordance with local practice.

Cash flows

Contributions

        The expected contributions to be paid during the year ending December 31, 2005 to the domestic defined benefit plan are $1,541,000. The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2005 to the foreign defined benefit plans are $2,110,000. For each of the Company's foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of those plans requires employee and employer contributions.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2005	$6,739	$464
2006	7,261	460
2007	7,356	462
2008	7,833	456
2009	7,666	451
Years 2010-2014	47,434	2,279

Retirement Savings Plan

        The Company maintains a 401(k) plan that covers all eligible domestic employees of the Company subject to minimum employment period requirements. In addition to the contribution provisions described previously for employees hired after March 1, 2004, provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. Prior to July 2002, the Company contributed to the plan on a matching formula of 25% of an employee's contribution up to 5% of the employee's compensation. The Company's match was in Hardinge Inc. common stock. The Company contributed $0, $0, and $114,000, in 2004, 2003 and 2002 respectively, for this match. The Company suspended the match in July 2002 due to poor business conditions and the difficult economic climate. Management has the ability to reinstate the match at any future date. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

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

        Certain officers and key employees were awarded a total of 3,375, 82,000, and 5,000 restricted shares of common stock during 2004, 2003 and 2002, respectively. During 2004, restrictions on 94,550 shares from the Incentive Stock Plan were released and 2,000 shares were forfeited. During 2003, 2,000 shares from the Plan were forfeited. During 2002, restrictions on 104,500 shares from the Incentive Stock Plans were released and no shares were forfeited.

        As of December 31, 2004, a total of 200,750 restricted shares of common stock were outstanding under the plans. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

        Deferred compensation associated with these grants is measured by the market value of the stock on the date of grant and totaled $39,000, $663,000, and $47,000, in 2004, 2003, and 2002, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period. The unamortized deferred compensation at December 31, 2004, 2003, and 2002, totaled $1,025,000, $1,513,000, and $1,434,000, respectively, and is included in deferred employee benefits as a reduction of shareholders' equity.

        Stock options for 5,250, 4,500, and 139,250, shares were issued in 2004, 2003 and 2002, respectively under the 2002 and 1996 Plans. During 2004, 1332 options were exercised. As of December 31, 2004, a total of 235,918 options remained outstanding under the plans. The options expire ten years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100% after the third year. The Company accounts for the stock options issued under the Plan using the intrinsic value method as defined by Accounting Principle Board Opinion No. 25, Accounting for Stock Issued to Employees. Since all such options have been issued at exercise prices equal to the trading price of Hardinge stock at date of issue, no expense is recognized. The Company has considered valuation of stock options using the fair value method as determined by Financial Accounting Standards Board Statement No. 123, Accounting for Stock Based Compensation.

Medicare Prescription Drug Act

        On December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are "actuarially equivalent" to the Medicare benefit. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans. Based on guidance available at this time, the plan is not expected to be actuarially equivalent to the Medicare benefit due to the fact that the employer's premiums are capped at the 2001 level. Based on that assumption, there would be no change in the plans' accumulated postretirement benefit obligation or annual expense.

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

8.    Accumulated Other Comprehensive Income (Loss)

        The components of other comprehensive income (loss) consisted of the following:

	Accumulated balances at December 31,
	2004	2003
	(in thousands)
Accumulated Other Comprehensive (Loss) Income:
Pension liability (net of tax of $3,615 and $3,133 in 2004 and 2003, respectively)	$(10,149)	$(9,052)
Foreign currency translation adjustments	21,745	12,482
Cumulative effect of accounting change, net of tax	25	25
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $692 in 2004 and $659 in 2003)	(189)	(896)
Net investment hedges (net of tax of $715 in 2004 and $714 in 2003)	(5,202)	(2,952)

Accumulated Other Comprehensive Income (Loss)	$6,230	$(393)

        Financial Accounting Standards Board Statement No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity as accumulated other comprehensive income. At

December 31, 2004, the accumulated additional minimum liability adjustment was $6,316,000 ($9,449,000 net of tax of $3,133,000) for the U.S. Company, $1,882,000 ($2,364,000 net of tax of $482,000) for Kellenberger, AG and $1,951,000 for Hardinge Machine Tools Limited. At December 31, 2003, the accumulated additional minimum liability adjustment was $8,639,000 ($11,772,000 net of tax of $3,133,000) for the U.S. Company and $413,000 for Hardinge Machine Tool, Limited. The increase in the consolidated minimum pension liability for 2004 and 2003 was $1,097,000 ($1,579,000 net of tax of $482,000) and $3,940,000, respectively.

        For the year 2004, accumulated other comprehensive income included $9,129,000 due to the reduced value of the U.S. dollar relative to the Swiss franc, EC euro, U.K. pound sterling, and the New Taiwanese dollar. These currency rate changes raised the net dollar value of the assets and liabilities of the Company's two Swiss subsidiaries by $7,272,000, the Taiwanese subsidiary by $855,000 and had lesser similar effects on the Company's subsidiaries in England and Germany during 2004.

9.    Financial Instruments

        At December 31, 2004 and 2003, the carrying value of financial instruments such as cash, accounts receivable, accounts payable and short-term debt approximated their fair values, based on the short-term maturities of these instruments. The carrying amounts of debt under the revolving agreement and of mortgages classified as long-term debt approximate fair value as the underlying instruments are comprised of notes that are re-priced on a short-term basis.

        The carrying amount of the $13,400,000 remaining on the term loan as of December 31, 2004 approximates its fair value as the underlying interest rate is variable. Related to this term loan, the Company entered into a cross-currency swap agreement and an interest rate swap agreement (see Note 2). At December 31, 2004 the fair market values of the currency swap and interest rate swap were liabilities of $7,290,000 and $657,000, respectively. At December 31, 2003 the fair market values of the currency swap and interest rate swap were liabilities of $6,654,000 and $1,474,000, respectively. This swap was redesignated after a new term loan was established in January 2005, as described in footnote 2, and will act as a hedge against $13,400,000 of that term loan.

        The fair value of notes receivable, short-term and long-term, was determined using a discounted cash flow analysis based on the rate at which the Company could sell those notes at year end under standard terms experienced on recent sales (a fixed percentage over U.S. Treasury notes). At December 31, 2004 and 2003, the carrying value of these notes approximated the fair value.

        The Company regularly enters into foreign currency contracts to manage its exposure to fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales. Gains or losses from these contracts have not been material. At December 31, 2004 and 2003, the Company had notional principal amounts of approximately $3,334,000 and $6,949,000, respectively, in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

Concentration of Credit Risk

        The Company sells products to companies in diversified industries, with a substantial majority of sales occurring in North America and Western Europe. The Company performs periodic credit evaluations of the financial condition of its customers. The Company in the past offered financing terms of up to seven years for its customers in the United States and Canada and filed a lien against the equipment purchased under those terms. A description of that financing is included in Note 2 above. No collateral is required for sales made on open account terms with payment due within thirty days. The majority of sales in the Asian region are backed by letters of credit from major banks.

10.    New Accounting Standards

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities other than SPEs. The adoption of FIN 46 did not have an impact on the Company's financial condition, results of operations or cash flows because the Company does not have any variable interest entities.

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

        In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs—An Amendment of ARB No. 43, Chapter 4. This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 effective January 1, 2006. Hardinge does not expect the adoption of SFAS 151 to have a material impact on the consolidated financial statements of the Company.

        In December 2004, the FASB issued FASB Staff Position No. 109-1, "Application of FASB Statement No. 109 (SFAS 109), `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP 109-1). FSP 109-1 provides that the manufacturer's deduction created in the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction. The manufacturer's deduction had no effect on the Company's 2004 results, as the deduction is first available to the Company in 2005. The Company is currently evaluating the effect that the manufacturer's deduction will have on future results.

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004" (FSP 109-2). The Act introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one-time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not elect to apply this provision in 2004 and may elect to apply this provision to qualifying repatriations in 2005. Due to the complexity of the repatriation provision, the Company has not yet completed its evaluation of the impact the Act may have on its decision regarding repatriation of earnings, including a definitive calculation of qualifying dividends and the effect of any repatriation on the Company's tax provision. The Company expects to complete its evaluation in 2005.

        In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS 123") and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value beginning in Hardinge's third quarter. Under SFAS 123R, Hardinge must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. The standard permits two transition method adoption alternatives:

        "Modified prospective adoption" would require the Company to begin expensing share-based payments effective January 1, 2005. Prior annual periods would not be restated.

        "Modified retrospective adoption" would require the Company to begin expensing share-based payments effective January 1, 2005. Prior annual periods would be restated.

        The Company is currently evaluating the impact that SFAS 123R will have on the Company's consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2005.

11.    Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2004 and 2003 is as follows:

	Quarter
	First	Second	Third (1)	Fourth
	(in thousands, except per share data)
2004
Net sales	$51,917	$53,330	$54,606	$72,201
Gross profit	15,680	15,223	16,125	22,650
Income from operations	3,042	1,700	2,296	5,456
Net income	1,429	356	400	2,207
Basic earnings per share:
Weighted average shares outstanding	8,757	8,735	8,742	8,742
Earnings per share	.16	.04	.05	.25
Diluted earnings per share:
Weighted average shares outstanding	8,868	8,786	8,785	8,784
Earnings per share	.16	.04	.05	.25
	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2003
Net sales	$40,902	$47,494	$43,993	$52,913
Gross profit	12,797	14,224	12,789	14,794
Income from operations	673	1,624	1,141	3,435
Net (loss) income	(97)	580	(13,430)	1,663
Basic earnings per share:
Weighted average shares outstanding	8,692	8,708	8,716	8,725
(Loss) earnings per share	(.01)	.07	(1.54)	.19
Diluted earnings per share:
Weighted average shares outstanding	8,700	8,716	8,716	8,760
(Loss) earnings per share	(.01)	.07	(1.54)	.19

        Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters for 2003 does not equal the annual earnings per share for the year.

(1)
Third quarter 2003 results include a third quarter non-cash charge to income tax expense of $13.7 million to provide a 100% valuation allowance for the Company's U.S. deferred tax assets.

12.    Related Party Transactions

        In the normal course of business, the Company retains a law firm of which a Company director is a partner, for various legal matters involving corporate, employee benefit, collections, and environmental law. The Company paid the law firm $244,854, $195,395, and $262,152 in 2004, 2003, and 2002, respectively.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.—CONTROLS AND PROCEDURES

(a)    Management's Evaluation of Disclosure Controls and Procedures

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors.

        Based on their evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman, President and Chief Executive Officer
/s/ RICHARD L. SIMONS Richard L. Simons
Executive Vice President and Chief Financial Officer
(b)
Attestation report of the Registered Public Accounting Firm

The Board of Directors and Shareholders
Hardinge Inc.

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Hardinge Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Hardinge Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the

COSO criteria. Also, in our opinion, Hardinge Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 25, 2005 expressed an unqualified opinion thereon.

Ernst & Young LLP

Syracuse, New York
February 25, 2005

PART III

ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about April 1, 2005. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
J. Patrick Ervin	47	1996
			Chairman of the Board, Chief Executive Officer and President since January, 2003; President and Chief Executive Officer May, 2001 - December 2002; President and Chief Operating Officer, April, 2000 - April 2001: Executive Vice President — Operations, August 1998 - March 2000; Senior Vice President of Operations, Mfg., Eng. and Marketing, April 1998 - July 1998; Vice President — Sales & Marketing 1996 - March 1998; General Manager, Machine Tool Operations in 1996; Director, Sales & Marketing 1992 - 1996; Director of Materials & Purchasing 1990 - 1992; Superintendent, Machine Operations 1989 - 1990, Various other Company positions 1978 - 1989.
Richard L. Simons	49	1996
			Executive Vice President, Chief Financial Officer and Assistant Secretary since April, 2000; Senior Vice President, Chief Financial Officer and Assistant Secretary, in 1999; Vice President — Finance 1996 - 1998; Controller 1987 - 1996; Assistant Treasurer 1985 - 1987; Manager Financial Accounting 1983 -1984.
Douglas C. Tifft	50	1988	Senior Vice President — Administration since April, 2000; Vice President — Administration 1998 - 1999; Vice President — Employee Relations since 1988. Various other Company positions 1978 - 1988.
Joseph T. Colvin	61	1996
			Vice President, General Manager — Workholding Operations since March, 2001; Vice President — Manufacturing October, 1996 - March, 2001; Manufacturing Director, Machine Operations 1994 - 1996; Formerly Vice President Operations, General Manager, Inertial Guidance Test Equipment and Original Equipment Manufacturing, Contraves, Inc.,1994; President and CEO, Modern Manufacturing, 1993; President, Inland Motor Division, Kollmorgen Corp., 1987 - 1992.
Douglas G. Rich	48	2001
			Vice President, General Manager — U.S. Machine Operations since November, 2001; Director of Manufacturing, Machine Tool Division, March - October 2001; Formerly, Plant Manager, Ingersoll-Rand Company, 1992 - March 2001; Plant Superintendent, Watts Fluid Air, Compressed Air Equipment, 1984 - 1992.

ITEM 10.—CODE OF ETHICS

        Our Board of Directors adopted the Code of Ethics for the Senior Financial Executives and the Code of Conduct for Directors and Executive Officers which supplements the Code of Conduct governing all employees and directors. A copy of all said Codes is available on our website at www.hardinge.com. We will also provide a copy of the said Codes to shareholders upon request. We will disclose future amendments to, or waivers from, the said Codes on our website within five business days following the date of such amendment or waiver.

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about April 1, 2005.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about April 1, 2005.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about April 1, 2005.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about April 1, 2005.

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

(b)
Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report:

    Form 8-K filed October 4, 2004 by the Registrant to disclose an amendment to the Company's By-Laws on September 28, 2004.

    Form 8-K filed November 5, 2004 by the Registrant furnishing the November 3, 2004 press release announcing that the Company had purchased the intellectual property rights associated with Bridgeport's worldwide operations from Bridgeport International, a portfolio company of American Strategies Ltd.

    Form 8-K filed November 5, 2004 by the Registrant furnishing the November 4, 2004 press release announcing financial results for the third quarter of 2004.

(c)
Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K:

Item		Description
3.1	—	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
3.2	—	By-Laws of Hardinge Inc. as amended November 19, 1996, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1996.
3.3	—	Amendment to the By-Laws of Hardinge Inc. dated February 22, 2000 incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2000.
3.4	—	Amendment to the By-Laws of Hardinge Inc. dated September 28, 2004 incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on October 4, 2004.
3.5	—	Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant's Form 10, effective June 29, 1987.
3.6	—
Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
3.7	—
Form of Rights Agreement, dated as of May 16, 1995, between Hardinge Inc. and American Stock Transfer and Trust Company, incorporated by reference from the Registrant's Form 8-A, filed with the Securities and Exchange Commission on May 23, 1995.

3.8	—
Amended Form of Rights Agreement, dated as of August 25,1997 between Hardinge Inc. and Fifth Third Bank, incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 1997.
3.9	—
Substitution of Successor Rights Agent and Amendment No. 2 to the Rights Agreement dated August 25, 2003, between Hardinge Inc. and Computershare Investor Services LLC incorporated by reference from the Registrant's Form 8-A/A filed with the Securities and Exchange Commission on May 18, 2004.
3.10	—	Securities Registration Statement incorporated by reference from the Registrant's Form S-3 (No. 333-115595).
10.1	—
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
Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the Banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger and JPMorgan Chase Bank, N.A. as Syndication Agent and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005 incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.
10.7	—	$8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated February 8, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 2001.

10.8	—
Alliance Agreement entered into as of October 29, 2002, by and among Hardinge Inc., BPT IP, LLC and Bridgeport Machines Limited, incorporated by reference from the Registrant's Form 8-K filed November 25, 2002. This Alliance Agreement was terminated and superceded by an Alliance Agreement, dated November 3, 2004, incorporated herein by reference as Exhibit 10.9 to this report on Form 10-K.
10.9	—
Alliance Agreement entered into as of November 3, 2004 by and among Hardinge Inc., BPT IP, LLC, a Delaware limited liability company, incorporated herein to the Registrant's Form 10-K for the year ended December 31, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted information is indicated in the exhibit with asterisks (*****).
10.10	—	Asset Purchase Agreement dated November 3, 2004 by and between BPT IP LLC and Hardinge Inc. incorporated by reference from the Registrant's Form 10-Q for the quarter ended September 30, 2004.
10.11	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.12	—	The 2002 Hardinge Inc. Incentive Stock Plan, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2002.
*10.13	—
The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 1996.
*10.14	—	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.
*10.15	—	Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.16	—	Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.17	—	Employment Agreement with Richard L. Simons effective January 1, 1997, incorporated by reference from the Registrant's Form 10-Q for the quarter ended March 31, 1997.
*10.18	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.19	—	Employment Agreement with Douglas Rich effective April 1, 2001, incorporated by reference from the Registrant's Form 10-Q for the quarter ended June 30, 2001.
*10.20	—	Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant's Form 10-K for the year ended December 31, 1993.
*10.21	—	Hardinge Inc. Executive Supplemental Pension Plan as Amended December 13, 2004, incorporated herein to the Registrant's Form 10-K for the year ended December 31, 2004.
*10.22	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No.33-91644).

14	—	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Auditors.
31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

(dollars in thousands)	Balance at Beg. of Period	Additions Costs & Expenses	Charged to: Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2004:
Allowance for Bad Debts	$4,150	$734	$70	(1)	$1,263	(2)	$3,691
Reserve for Obsolete Inventory	3,509	(425)			(124	)(3)	3,208
Valuation allowance for Deferred Taxes	20,993				(750)		21,743

Total	$28,652	$309	$70		$389		$28,642

Year ended December 31, 2003:
Allowance for Bad Debts	$6,104	$93	$42	(1)	$2,089	(2)	$4,150
Reserve for Obsolete Inventory	1,769	1,454	1,088	(4)	802	(3)	3,509
Valuation allowance for Deferred Taxes	4,518	14,605	1,870	(5)			20,993

Total	$12,391	$16,152	$3,000		$2,891		$28,652

Year ended December 31, 2002:
Allowance for Bad Debts	$6,414	$1,548	$59	(1)	$1,917	(2)	$6,104
Reserve for Obsolete Inventory	14,171	506	88	(1)	12,996	(3)	1,769
Valuation allowance for Deferred Taxes	4,570	(52)					4,518

Total	$25,155	$2,002	$147		$14,913		$12,391

(1)
Currency translation for balances recorded in foreign currencies, charged to Cumulative Translation Adjustment.

(2)
Uncollectable accounts written off, net of recoveries.

(3)
Slow-moving parts inventories written down to net recoverable market value.

(4)
Addition from the purchase discount on acquired inventory.

(5)
See Note 3 to the Financial Statements for further details.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC. (Registrant)
March 11, 2005	/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman of the Board, President, and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 11, 2005	/s/ RICHARD L. SIMONS Richard L. Simons Executive Vice President/Chief Financial Officer and Assistant Secretary and Director (Principal Financial Officer)
March 11, 2005	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 11, 2005	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 11, 2005	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 11, 2005	/s/ ALBERT W. MOORE Albert W. Moore Director
March 11, 2005	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 11, 2005	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director
March 11, 2005	/s/ KYLE H. SEYMOUR Kyle H. Seymour Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
  ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HARDINGE INC. AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS December 31, 2004
Report of Independent Registered Public Accounting Firm
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Continued)
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
HARDINGE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2004
  ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A.—CONTROLS AND PROCEDURES
PART III
  ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT
  ITEM 10.—CODE OF ETHICS
  ITEM 11.—EXECUTIVE COMPENSATION
  ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.
PART IV
  ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
HARDINGE INC. AND SUBSIDIARIES
  ITEM 15(a) Schedule II—Valuation and Qualifying Accounts
SIGNATURES