Form 10-Q
period 2005-03-31
HARDINGE INC
filed 2005-05-10
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of March 31, 2005 there were 8,887,504 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Assets

Current assets:
Cash	$5,820	$4,189
Accounts receivable, net	64,062	65,005
Notes receivable, net	6,217	6,946
Inventories	110,302	100,738
Prepaid expenses	7,832	6,509
Total current assets	194,233	183,387

Property, plant and equipment:
Property, plant and equipment	172,138	172,743
Less accumulated depreciation	107,173	105,968
Net property, plant and equipment	64,965	66,775

Other assets:
Notes receivable	6,123	6,445
Deferred income taxes	430	427
Intangible pension asset	298	304
Other intangible assets	7,500	7,551
Goodwill	19,470	20,376
Other	1,016	1,046
	34,837	36,149

Total assets	$294,035	$286,311

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued

(In Thousands)

	March 31,	December 31,
	2005	2004
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$26,990	$25,404
Notes payable to bank	5,081	2,762
Accrued expenses	14,097	18,670
Accrued pension expense	1,541	1,541
Accrued income taxes	4,460	4,230
Deferred income taxes	3,302	3,706
Current portion of long-term debt	4,893	4,893
Total current liabilities	60,364	61,206

Other liabilities:
Long-term debt	45,958	35,213
Accrued pension expense	15,800	15,909
Deferred income taxes	3,469	3,208
Accrued postretirement benefits	5,945	5,927
Derivative financial instruments	4,245	5,502
Other liabilities	3,240	3,225
	78,657	68,984

Equity of minority interest	6,398	6,121

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued – none
Common stock, $.01 par value:
Authorized shares – 20,000,000; Issued shares – 9,919,992 at March 31, 2005 and December 31, 2004	99	99
Additional paid-in capital	60,473	60,538
Retained earnings	99,876	98,277
Treasury shares – 1,032,488 at March 31, 2005 and 1,090,941 shares at December 31, 2004.	(13,237)	(14,119)
Accumulated other comprehensive income	3,004	6,230
Deferred employee benefits	(1,599)	(1,025)
Total shareholders’ equity	148,616	150,000

Total liabilities and shareholders’ equity	$294,035	$286,311

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Net sales	$68,048	$51,917
Cost of sales	46,934	36,237
Gross profit	21,114	15,680

Selling, general and administrative expenses	17,476	12,638
Income from operations	3,638	3,042

Interest expense	840	623
Interest (income)	(136)	(98)
Income before income taxes and minority interest in (profit) of consolidated subsidiary	2,934	2,517
Income taxes	793	693
Minority interest in (profit) of consolidated subsidiary	(277)	(395)
Net income	1,864	1,429

Retained earnings at beginning of period	98,277	94,150
Less dividends declared	265	—
Retained earnings at end of period	$99,876	$95,579

Per share data:

Basic earnings per share	$.21	$.16
Weighted average number of common shares outstanding	8,749	8,757

Diluted earnings per share:	$.21	$.16
Weighted average number of common shares outstanding	8,838	8,868

Cash dividends declared	$.03	$.00

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	March 31,
	2005	2004
	(Unaudited)	(Unaudited)

Operating activities
Net income	$1,864	$1,429
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,320	2,266
Provision for deferred income taxes	95	485
Minority interest	277	395
Foreign currency transaction loss	9	(86)
Changes in operating assets and liabilities:
Accounts receivable	333	(1,955)
Notes receivable	659	181
Inventories	(11,290)	(280)
Other assets	(1,517)	707
Accounts payable	1,848	849
Accrued expenses	(5,212)	(2,340)
Accrued postretirement benefits	18	21
Net cash (used in) provided by operating activities	(10,596)	1,672

Investing activities
Capital expenditures	(670)	(335)
Net cash (used in) investing activities	(670)	(335)

Financing activities
Increase in short-term notes payable to bank	2,350	595
Increase in long-term debt	10,751	820
Net sales (purchases) of treasury stock	142	(144)
Dividends paid	(265)	—
Net cash provided by financing activities	12,978	1,271

Effect of exchange rate changes on cash	(81)	3
Net increase in cash	1,631	2,611

Cash at beginning of period	4,189	4,739

Cash at end of period	$5,820	$7,350

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2005

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2004.  The Company operates in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the March 31, 2004 consolidated financial statements have been reclassified to conform with the March 31, 2005 presentation.

NOTE B—STOCK-BASED COMPENSATION

The Company grants restricted shares of common stock and stock options to certain officers, directors, and other key employees.  The Company accounts for restricted share grants and stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  The stock options issued to employees under the 1996 and 2002 Incentive Stock Plans expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent exercisable after the third year.

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

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended
	March 31,
	2005	2004
Shares at beginning of period	235,918	234,000
Shares granted	—	—
Shares canceled, forfeited or exercised	(6,132)	(2,666)
Weighted average price per share	$8.00	$7.81
Shares at end of period	229,786	231,334

NOTE B—STOCK-BASED COMPENSATION (Continued)

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands)

Reported net income	$1,864	$1,429
Add: Stock-based employee compensation expense included in reported net income	99	125
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(118)	(153)
Pro forma net income	$1,845	$1,401
Earnings per share:
Basic and Diluted – as reported	$.21	$.16
Basic and Diluted – pro forma	$.21	$.16

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

These liabilities are reported as accrued expenses on the Company’s consolidated balance sheet.

A reconciliation of the changes in the Company’s product warranty liability during the three month periods ended March 31, 2005 and 2004 is as follows:

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands)

Beginning balance	$1,449	$1,671
Provision for warranties	275	548
Warranties settlement costs	(265)	(612)
Other – currency translation impact	(54)	(26)
Quarter end balance	$1,405	$1,581

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2005	2004

Finished products	$41,769	$39,940
Work-in-process	31,647	27,144
Raw materials and purchased components	36,886	33,654
	$110,302	$100,738

NOTE E—INCOME TAXES

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

NOTE F— DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The statement requires the Company to recognize all its derivative instruments on the balance sheet at fair value.  Derivatives that are not qualifying hedges must be adjusted to fair value through income.  If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

NOTE G—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by Statement No. 128:

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands)
Numerator:
Net income	$1,864	$1,429
Numerator for basic earnings per share	1,864	1,429
Numerator for diluted earnings per share	1,864	1,429

Denominator:
Denominator for basic earnings per share -weighted average shares (in thousands)	8,749	8,757
Effect of diluted securities:
Restricted stock and stock options (in thousands)	89	111
Denominator for diluted earnings per share -adjusted weighted average shares (in thousands)	8,838	8,868

Basic earnings per share	$.21	$.16
Diluted earnings per share	$.21	$.16

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three months ended March 31, 2005 and 2004, the components of total comprehensive income (loss) consisted of the following (dollars in thousands):

	Three months ended
	March 31,
	2005	2004
Net Income	$1,864	$1,429
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(4,574)	(1,722)
Pension liability adjustment, net of tax:	120
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	408	(33)
Net investment hedges	820	(962)
Other comprehensive income (loss)	(3,226)	(2,717)
Total Comprehensive (Loss) Income	$(1,362)	$(1,288)

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at March 31, 2005 and December 31, 2004 (dollars in thousands):

	Accumulated balances
	March 31,	Dec. 31,
	2005	2004
Other Comprehensive Income (Loss):
Pension liability (net of tax of $3,593 and $3,615, respectively)	$(10,029)	$(10,149)
Foreign currency translation adjustments	17,171	21,745
Cumulative effect of accounting change, net of tax	25	25
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $649 and $692, respectively)	219	(189)
Net investment hedges, (net of tax of $715 and $715, respectively)	(4,382)	(5,202)
Other Comprehensive Income	$3,004	$6,230

NOTE I—GOODWILL AND OTHER INTANGIBLE ASSETS

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

The total carrying amount of goodwill was $19,470,000 as of March 31, 2005 and $20,376,000 as of December 31, 2004.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $509,000 to goodwill.  The asset value of this goodwill decreased by $906,000 during the first quarter of 2005, with the entire change caused by the decreased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

NOTE I—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

The Company has completed annual impairment testing during the fourth quarter of 2004 and 2003 and determined that there has been no impairment of goodwill.

Other intangible assets include $6,720,000 representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  The Company will be using this strong brand name on all of its machining center lines in the future, and therefore, the asset has been determined to have an indefinite useful life. The asset will be reviewed annually for impairment under the provisions of SFAS 142.

NOTE J—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132, as revised.

A summary of the components of net periodic pension and postretirement benefit costs for the consolidated company for the three months ended March 31, 2005 and 2004 is presented below:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)
Service cost	$783	$743	$20	$20
Interest cost	1,911	1,869	90	95
Expected return on plan assets	(2,277)	(2,167)	—	—
Amortization of prior service cost	(34)	42	(6)	(6)
Amortization of transition (asset) obligation	(94)	(98)	—	—
Amortization of (gain) loss	182	36	1	—
Net periodic benefit cost	$471	$425	$105	$109

The expected contributions to be paid during the year ending December 31, 2005 to the domestic defined benefit plan are $1,541,000.  As of March 31, 2005 and 2004, no contributions had been made to the domestic plan so far in those fiscal quarters.  The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2005 to the foreign defined benefit plans are $2,110,000.  For each of the Company’s foreign plans, employer and employee contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of March 31, 2005 and 2004, $539,000 and $461,000 of contributions have been made to the foreign plans, respectively.

NOTE J—PENSION AND POST RETIREMENT PLANS (Continued)

On December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006.  To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit.  In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans.  Based on guidance available at this time, the plan is not expected to be actuarially equivalent to the Medicare benefit due to the fact that the employer’s premiums are capped at the level paid in 2001.  Based on that assumption, there would be no change in the plans’ accumulated postretirement benefit obligation or annual expense.

NOTE K—NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4.  This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges.  Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company is required to adopt SFAS 151 effective January 1, 2006.  Hardinge does not expect the adoption of SFAS 151 to have a material impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued FASB Staff Position No. 109-1, (FSP109-1) “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”.  FAS 109-1 provides that the manufacturer’s deduction created in the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.  The Company is currently evaluating the effect that the manufacturer’s deduction will have on future results.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004” (FSP 109-2). The Act introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one-time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not elect to apply this provision in 2004 and may elect to apply this provision to qualifying repatriations in 2005. Due to the complexity of the repatriation provision, the Company has not yet completed its evaluation of the impact the Act may have on its decision regarding repatriation of earnings, including a definitive calculation of qualifying dividends and the effect of any repatriation on the Company’s tax provision. The Company expects to complete its evaluation in 2005.

NOTE K—NEW ACCOUNTING STANDARDS (Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value.  On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS 123R. As a result of the SEC amendment, Hardinge intends to adopt SFAS 123R in the first quarter of 2006.  The SEC amendment does not change the accounting required under SFAS 123R.

Under SFAS 123R, Hardinge must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption.  The standard permits two transition method adoption alternatives:

“Modified prospective adoption” would require the Company to begin expensing share-based payments effective January 1, 2006.  Prior annual periods would not be restated.

“Modified retrospective adoption” would require the Company to begin expensing share-based payments effective January 1, 2006.  Prior annual periods would be restated.

The Company is currently evaluating the impact that SFAS 123R will have on Hardinge’s consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2006.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143, “(FIN 47) which clarifies the term “conditional asset retirement obligation” used in FASB No. 143 “Accounting for Asset Retirement Obligations” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  The Company is required to adopt FIN 47 no later than December 31, 2005.  The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations and financial condition.

PART I - ITEM 2

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

Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the Company’s products.  One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. Another is capacity utilization of U.S manufacturing plants, as reported by the Federal Reserve Board.

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

In the past three years, pension liabilities have represented another significant uncertainty for the Company. The Company provides defined benefit pension plans for eligible employees in the U.S., Switzerland, England, and Taiwan. Declines in interest rates used to calculate the present value of future pension obligations and negative U.S. and UK equity market investment returns in 2002 resulted in deferred pension charges to equity of $3,940,000 in 2003 and $5,112,000 in 2002.  This deferred pension charge was reduced by $2,324,000 in 2004 due to improved returns on investments.  These non-cash charges were recorded in “other comprehensive income” in the equity section of the consolidated balance sheets.  The underlying economic causes for these charges reflect a risk of increased future pension expense. As discussed later, further large pension charges driven by declines in interest rates or lower than assumed investment returns may require the Company to negotiate changes to its current borrowing arrangements.

Results of Operations

Summarized selected financial data for the first quarters of 2005 and 2004:

	Three months ended
	March 31,
	2005	2004	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$68,048	$51,917	$16,131	31.1%
Gross Profit	21,114	15,680	5,434	34.7%
Income from operations	3,638	3,042	596	19.6%
Profit before income taxes and minority interest in (profit) of consolidated subsidiary	2,934	2,517	417	16.6%
Net income	1,864	1,429	435	30.4%
Diluted earnings per share	.21	.16	.05
Weighted average shares outstanding	8,838	8,868
Gross Profit as % of sales	31.0%	30.2%	.8%
Profit before taxes % of sales	4.3%	4.8%	-.5%
Net income as % of sales	2.7%	2.8%	-.1%

Net Sales.  Net sales of $68,048,000 in the first quarter of 2005 were 31.1% above net sales of $51,917,000 in the same three months of 2004.  The table below summarizes the Company’s first quarter 2005 sales by geographical region, with comparisons to the same period in 2004.  As noted below, sales increased in all three sales regions:

	Three months ended
	March 31,
Sales to Customers in:	2005	2004	Change	% Change
	(dollars in thousands)
North America	$24,464	$19,729	$4,735	24.0%
Europe	31,114	22,311	8,803	39.5%
Asia & Other	12,470	9,877	2,593	26.3%
	$68,048	$51,917	$16,131	31.1%

The weakening of the U.S. dollar against the currencies in which our entities operate once again resulted in increases in the dollar value of sales reported.  The U.S. dollar weakened by 5% against the Swiss Franc, 4% against the British Pound Sterling, and 6% against the New Taiwanese dollar when comparing average rates for first quarter of 2005 to the same quarter of 2004.  $1,764,000 of the year on year increase in sales resulted from translating the results of our Swiss, U.K. and Taiwanese subsidiaries into dollars at these weaker rates.  Excluding the exchange rate impacts, sales rose 27.7%.  Sales of new Bridgeport products contributed $11,422,000 to consolidated sales.

Sales to customers in North America increased as market conditions improved.  The 24.0% increase in sales in this region included benefits from sales of new Bridgeport products in addition to the continuing rise in sales of the Company’s other Elmira-based products.

Sales in Europe in the first quarter of 2005 improved by $8,803,000, or 39.5%, as compared to the first quarter of 2004.  European sales increased due to shipments of the new Bridgeport products as well as stronger sales of grinding products.

First quarter sales in the Asia & Other category were 26.3% above the first quarter of 2004.  Sales in Asia and Other also increased because of sales of new Bridgeport products, specifically the start of shipments of the large order received at the end of last year.

The geographic mix of sales is shown as percentages of total sales in the table below:

	Three months ended
	March 31,
Sales to Customers in:	2005	2004	Change
North America	36.0%	38.0%	-2.0%
Europe	45.7%	43.0%	2.7%
Asia & Other	18.3%	19.0%	-.7%
Total	100.0%	100.0%

Machine sales represented 69.2% of revenues in the first quarter of 2005, as compared to 69.4% during the first quarter of 2004.  Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

Orders and Backlog:   The Company’s new orders rose 40.8% in the first quarter of 2005, as compared to the first quarter of 2004, as shown in the table below:

	Three months ended
	March 31,
Orders from Customers in:	2005	2004	Change	% Change
	(dollars in thousands)
North America	$26,627	$23,792	$2,835	11.9%
Europe	31,384	17,631	13,753	78.0%
Asia & Other	13,097	9,089	4,008	44.1%
Total	$71,108	$50,512	$20,596	40.8%

This increase in new orders included $2,670,000 due to the diminished value of the dollar, as discussed previously.  New Bridgeport products accounted for $12,611,000 of the increase in worldwide orders.  The remaining $5,315,000 increase in orders represents a 10.5% increase over the order rate of the first quarter of 2004.

The increased North American orders reflected the general increase in manufacturing activity in the U.S.  European orders increased by $13,753,000 due to shipments of the new Bridgeport products and stronger sales of grinding products.  Orders in Asia continued to grow, primarily due to increased demand in China.  The Company is continuing to invest in Asia with additional capacity, promotional activity, and support personnel to take advantage of the strong growth opportunities in that area.

The Company’s consolidated backlog was $69,377,000 at March 31, 2005.  This was 68.1% above the March 31, 2004 backlog of $41,281,000.  The backlog at December 31, 2004 was $66,318,000.

The Company’s first quarter 2005 gross margin was 31.0% of sales, compared to 30.2% in the first quarter of 2004. This improvement in margin percentage resulted primarily from higher production levels at the Company’s U.S. manufacturing facility.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses were $17,476,000, or 25.7% of sales in the first quarter of 2005, compared to $12,638,000, or 24.3% of sales in the first quarter of 2004.  The addition of people, promotional activity, and other costs associated with the new Bridgeport products accounted for approximately $2,500,000 of the overall increase of $4,838,000 in SG&A.  Commission expense increased by $612,000 on higher sales volume, and additional promotional and support efforts in China added $354,000.  The translation impact of the weaker dollar added $423,000 to the expense.

Income from Operations.  For the first quarter of 2005, income from operations was $3,638,000, or 5.3% of sales. This compares to $3,042,000, or 5.9% of sales, one year earlier.

 Interest Expense & Interest Income.  Interest expense was $840,000 for the first quarter of 2005 as compared to $623,000 for the first quarter of 2004. This 34.8% increase was due to higher average borrowings driven by the acquisition of Bridgeport assets at the end of 2004 and an increase in working capital resulting from the growth in production and sales.  Interest income, primarily derived from previous years’ internally financed customer sales, was $136,000 and $98,000, respectively, in the first quarters of 2005 and 2004.

Income Taxes/Benefits.   The first quarter 2005 provision for income taxes was $793,000, or 27.0% of pre-tax income, compared to $693,000, or 27.5% of pre-tax income in the first quarter of 2004.  Each quarter, the Company estimates its full year tax rate based upon its most recent forecast of full year anticipated results and adjusts year to date tax expense to reflect its full year anticipated tax rate.

As described previously, the Company recorded a 2003 valuation allowance for the full value of the deferred tax assets of its U.S. operations.  Consistent with accounting for taxes under FAS109, no tax benefits were recorded as a result of the pre-tax loss of the U.S. operations for the first quarter of 2005 or 2004 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

In October 2004, Congress passed the American Job Creation Act of 2004, which includes certain tax relief provisions.  The Company is currently assessing the effects of the act.

Minority Interest In (Profit) of Consolidated Subsidiary.  The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In the first quarters of 2005 and 2004, respectively, $277,000 and $395,000 of reductions in consolidated net income represent the minority stockholders’ 49% share in the joint venture’s net income.  The elimination of the minority interest in this consolidated subsidiary decreased $118,000 due to slightly lower profits at the subsidiary’s operations, driven by pricing pressures of their U.S. dollar denominated sales translated into local currencies.

Net Income/(Loss).  Net income for the first quarter of 2005 was $1,864,000, or 2.7% of net sales, compared to net income of $1,429,000, or 2.8% of net sales, in the first quarter of 2004.  Diluted and basic earnings per share for the first quarter of 2005 was $.21, a 31% increase over earnings per share of $.16 for the quarter ended March 31, 2004.

Liquidity and Capital Resources

The Company’s current ratio at March 31, 2005 was 3.22:1, compared to 3.00:1 at December 31, 2004.

As shown in the consolidated statements of cash flows, cash used in operating activities was $10,596,000 in the first quarter of 2005, compared to $1,672,000 of cash generated from operating activities in the first quarter of 2004.  This represents a decrease in cash generation of $12,268,000.

The table below summarizes the changes in cash flow from operating activities, comparing the first quarters of 2005 and 2004:

	Three months ended
	March 31,
	2005	2004	Change in Cash Flow
	(dollars in thousands)
Net income	$1,864	$1,429	$435
Income taxes	95	485	(390)
Depreciation and amortization	2,320	2,266	54
Minority interest	277	395	(118)
Accounts receivable	333	(1,955)	2,288
Inventory	(11,290)	(280)	(11,010)
Other assets	(1,517)	707	(2,224)
Notes receivable	659	181	478
Accrued expenses	(5,212)	(2,340)	(2,872)
Accounts payable	1,848	849	999
Other liabilities	27	(65)	92
Cash from operating activities	$(10,596)	$1,672	$(12,268)

The $12,268,000 decrease in cash generation included an $11,010,000 increase in the change in inventory.  This was largely due to the increased production activity.

Capital expenditures were $670,000 in the first quarter of 2005, as compared to $335,000 in the first quarter of 2004.  Most of this amount represented leasehold improvement costs to outfit the Company’s new demonstration and technical center to house the activities of Bridgeport operations in the UK.  Total 2005 capital expenditures are projected to be in the range of $4,000,000 to $6,000,000 and are expected to be financed through operations or available bank borrowings.

Cash provided by financing activities was $12,978,000 in the first quarter of 2005 compared to cash provided of $1,271,000 in the first quarter of 2004.  Debt increased $13,101,000 in the first quarter of 2005 compared to an increase of $1,415,000 in the first quarter of 2004.  The additional debt is due primarily to the increase in working capital due to the increased inventory levels.

Hardinge maintains a revolving loan agreement with a group of U.S. banks. This agreement, which expires in January 2011, provides for borrowings of up to $40,000,000, secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of two-thirds of its investment in its Canadian and European subsidiaries. At March 31, 2005, borrowings under this agreement totaled $20,300,000.

The Company also has a $28,800,000 term loan with quarterly principal payments of $1,200,000 through December 2006 and $1,275,000 from 2007 through December 2010.  This term loan has substantially the same security and financial covenants as provided under the revolving loan agreement described above.

An additional loan agreement with another U.S. bank provides for borrowings up to $8,000,000, of which $4,976,000 was borrowed at March 31, 2005.

The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 11,000,000 Swiss francs or approximately $9,203,000, and borrowings under these facilities were $106,000 at March 31, 2005. The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank which provide for borrowings up to 7,500,000 Swiss francs, or approximately $6,275,000.  At March 31, 2005, there were no borrowings under these facilities, which are secured by the real property owned by the two Swiss subsidiaries.

These and other borrowing agreements provide for borrowing availability of up to $94,502,000, of which $55,932,000, or 59.2%, was borrowed as of March 31, 2005.

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

PART I.  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2005 and has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.  There were no changes in the Company’s internal control over financial reporting during the first quarter of 2005.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities

The following tables provides information about issuer repurchases of our common stock by month for the quarter ended March 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – January 31, 2005	290	$13.65
February 1 – February 28, 2005	247	$14.92
March 1 – March 31, 2005	882	$14.64
Total	1,419

The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations or payment for the exercise of stock options.

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

Hardinge will include voting results of our annual meeting of shareholders held May 3, 2005 as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, which we expect to file with the Securities and Exchange Commission on or about August 8, 2005.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

31.1	–	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	–	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    Reports on Form 8-K:

Current Report on Form 8-K, filed February 2, 2005 in connection with a January 31, 2005 press release announcing the Company had signed a new secured credit facility on January 28, 2005.

Current Report on Form 8-K, filed February 17, 2005 in connection with a February 16, 2005 press release announcing the Company’s fourth quarter 2004 results and year to date 2004 results.

Current Report on Form 8-K, filed March 10, 2005 by the Company due to the entry into a material definitive agreement.  The Company’s Compensation Committee of the Board of Directors adopted a Cash Incentive Plan, adopted performance metrics for 2005 cash incentive compensation and granted restricted stock awards.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

May 10, 2005	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

May 10, 2005	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Executive Vice President/CFO
(Principal Financial Officer)