Form 10-Q
period 2005-06-30
HARDINGE INC
filed 2005-08-09
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Yes ☒  No ☐

As of June 30, 2005 there were 8,895,689 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2005 and December 31, 2004.

Consolidated Statements of Income and Retained Earnings for the three months ended June 30, 2005 and 2004 and for the six months ended June 30, 2005 and 2004.

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004.

Condensed Notes to Consolidated Financial Statements.

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks

	Item 4.	Controls and Procedures

Part I I	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Default upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I.  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, except preferred and common share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Assets

Current assets:
Cash	$4,686	$4,189
Accounts receivable, net	69,850	65,005
Notes receivable, net	5,684	6,946
Inventories	115,167	100,738
Prepaid expenses	8,323	6,509
Total current assets	203,710	183,387

Property, plant and equipment:
Property, plant and equipment	169,712	172,743
Less accumulated depreciation	107,881	105,968
Net property, plant and equipment	61,831	66,775

Other assets:
Notes receivable	5,168	6,445
Deferred income taxes	428	427
Intangible pension asset	298	304
Other intangible assets	7,472	7,551
Goodwill	18,146	20,376
Other long term assets	922	1,046
	32,434	36,149

Total assets	$297,975	$286,311

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued

(In Thousands, except preferred and common share and per share amounts)

	June 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$26,774	$25,404
Notes payable to bank	3,073	2,762
Accrued expenses	15,357	18,670
Accrued pension expense	1,335	1,541
Accrued income taxes	3,349	4,230
Deferred income taxes	3,367	3,706
Current portion of long-term debt	4,891	4,893
Total current liabilities	58,146	61,206

Other liabilities:
Long-term debt	56,366	35,213
Accrued pension expense	15,867	15,909
Deferred income taxes	3,296	3,208
Accrued postretirement benefits	5,862	5,927
Derivative financial instruments	2,880	5,502
Other liabilities	3,358	3,225
	87,629	68,984

Equity of minority interest	7,189	6,121

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; but unissued at June 30, 2005 and December 31, 2004.
Common stock, $.01 par value: Authorized shares - 20,000,000; Issued shares – 9,919,992 at June 30, 2005 and December 31, 2004	99	99
Additional paid-in capital	60,445	60,538
Retained earnings	102,064	98,277
Treasury shares – 1,024,303 at June 30, 2005 and 1,090,941 shares at December 31, 2004.	(13,142)	(14,119)
Accumulated other comprehensive income	(2,973)	6,230
Deferred employee benefits	(1,482)	(1,025)
Total shareholders’ equity	145,011	150,000

Total liabilities and shareholders’ equity	$297,975	$286,311

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$73,527	$53,330	$141,575	$105,247
Cost of sales	50,030	38,107	96,964	74,152
Gross profit	23,497	15,223	44,611	31,095

Selling, general and administrative expenses	18,114	13,523	35,590	26,353
Income from operations	5,383	1,700	9,021	4,742

Interest expense	1,021	590	1,861	1,213
Interest (income)	(155)	(101)	(291)	(199)
Income before income taxes and minority interest in (profit) of consolidated subsidiary	4,517	1,211	7,451	3,728
Income taxes	1,271	332	2,064	1,025
Minority interest in (profit) of consolidated subsidiary	(791)	(523)	(1,068)	(918)
Net income	2,455	356	4,319	1,785

Retained earnings at beginning of period	99,876	95,579	98,277	94,150
Less dividends declared	267	88	532	88
Retained earnings at end of period	$102,064	$95,847	$102,064	$95,847

Per share data:

Basic earnings per share:	$0.28	$0.04	$0.49	$0.20
Weighted average number of common shares outstanding	8,767	8,735	8,756	8,748

Diluted earnings per share:	$0.28	$0.04	$0.49	$0.20
Weighted average number of common shares outstanding	8,829	8,786	8,840	8,807

Cash dividends declared per share	$0.03	$0.01	$0.06	$0.01

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Operating activities
Net income	$4,319	$1,785
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,606	4,512
Provision for deferred income taxes	425	666
Minority interest	1,068	836
Foreign currency transaction loss	295	(79)
Changes in operating assets and liabilities:
Accounts receivable	(7,576)	(4,849)
Notes receivable	2,222	705
Inventories	(19,762)	(3,191)
Other assets	(1,870)	(95)
Accounts payable	2,220	3,301
Accrued expenses	(3,335)	(5,131)
Accrued postretirement benefits	(65)	28
Net cash used in operating activities	(17,453)	(1,512)

Investing activities
Capital expenditures	(2,947)	(1,370)
Net cash used in investing activities	(2,947)	(1,370)

Financing activities
Increase in short-term notes payable to bank	368	1,945
Increase (decrease) in long-term debt	21,067	(48)
Net sales (purchases) of treasury stock	210	(144)
Dividends paid	(532)	(88)
Net cash provided by financing activities	21,113	1,665

Effect of exchange rate changes on cash	(216)	21
Net increase (decrease) in cash	497	(1,196)

Cash at beginning of period	4,189	4,739

Cash at end of period	$4,686	$3,543

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2005

NOTE  A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.  The Company operates in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the June 30, 2004 consolidated financial statements have been reclassified to conform with the June 30, 2005 presentation.

NOTE  B—STOCK-BASED COMPENSATION

The Company grants restricted shares of common stock and stock options to certain officers, directors and other key employees.  The Company accounts for restricted share grants and stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.  The stock options issued to employees under the 1996 and 2002 Incentive Stock Plans expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent exercisable after the third year.

In accordance with the provisions of Statement of Financial Accounting Standard No. 123 Accounting for Stock Based Compensation, the Company has elected to continue applying the provisions of APB No. 25 and related interpretations in accounting for its stock-based compensation plans.  The Company amortizes compensation expense for restricted stock over the vesting period of the grant.  The Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Shares at beginning of period	229,786	231,334	235,918	234,000
Shares granted	4,500	5,250	4,500	5,250
Weighted average price per share	$14.80	$12.08	$14.80	$12.08
Shares canceled, forfeited or exercised	(8,916)	—	(15,048)	(2,666)
Weighted average price per share	$8.87	—	$8.52	$7.81
Shares at end of period	225,370	236,584	225,370	236,584
Weighted average price per share	$13.36	$13.01	$13.36	$13.01

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)

Reported net income	$2,455	$356	$4,319	$1,785
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	117	115	216	240
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(138)	(143)	(256)	(296)
Pro forma net income	$2,434	$328	$4,279	$1,729
Earnings per share:
Basic and Diluted – as reported	$0.28	$0.04	$0.49	$0.20
Basic – pro forma	$0.28	$0.04	$0.49	$0.20
Diluted – pro forma	$0.28	$0.04	$0.48	$0.20

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

The Company also sells extended warranties for some of its products.  These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale.  Revenues for these extended warranties are recognized monthly on a prorated basis until the warranty expires.

These liabilities are reported as accrued expenses on the Company’s consolidated balance sheet.

A reconciliation of the changes in the Company’s product warranty liability during the three month and six month periods ended June 30, 2005 and 2004 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)

Beginning balance	$1,405	$1,581	$1,449	$1,671
Provision for warranties	622	446	897	994
Warranties settlement costs	(440)	(530)	(705)	(1,142)
Other – currency translation impact	(75)	14	(129)	(12)
Quarter end balance	$1,512	$1,511	$1,512	$1,511

NOTE  D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	June 30, 2005	December 31, 2004

Finished products	$47,376	$39,940
Work-in-process	34,227	27,144
Raw materials and purchased components	33,564	33,654
	$115,167	$100,738

NOTE  E—INCOME TAXES

The Company continues to maintain a full valuation allowance on the tax benefits of its U.S. and U.K. net deferred tax assets and the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in those countries is sustained.  Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Numerator:
Net income	$2,455	$356	$4,319	$1,785
Numerator for basic earnings per share	2,455	356	4,319	1,785
Numerator for diluted earnings per share	2,455	356	4,319	1,785
Denominator:
Denominator for basic earnings per share-weighted average shares (in thousands)	8,767	8,735	8,756	8,748
Effect of diluted securities:
Restricted stock and stock options (in thousands)	62	51	84	59
Denominator for diluted earnings per share-adjusted weighted average shares (in thousands)	8,829	8,786	8,840	8,807

Basic earnings per share	$0.28	$0.04	$0.49	$0.20
Diluted earnings per share	$0.28	$0.04	$0.49	$0.20

NOTE  H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three and six month periods ended June 30, 2005 and 2004, the components of total comprehensive income (loss) consisted of the following (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net Income	$2,455	$356	$4,319	$1,785
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(7,462)	619	(12,036)	(1,094)
Foreign currency translation – pension	203	4	323	(5)
Unrealized (loss) gain on derivatives, net of tax:
Cash flow hedges	(91)	614	317	581
Net investment hedges	1,373	1,114	2,193	152
Other comprehensive (loss) income	(5,977)	2,351	(9,203)	(366)
Total Comprehensive (Loss) Income	$(3,522)	$2,707	$(4,884)	$1,419

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at June 30, 2005 and December 31, 2004 (dollars in thousands):

	Accumulated balances
	June 30, 2005	Dec. 31, 2004
Other Comprehensive Income (Loss):
Pension liability (net of tax of $3,562 and $3,615, respectively)	$(9,826)	$(10,149)
Foreign currency translation adjustments	9,709	21,745
Cumulative effect of accounting change, net of tax	25	25
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $669 and $692, respectively)	128	(189)
Net investment hedges, (net of tax of $715 and $715, respectively)	(3,009)	(5,202)
Other Comprehensive (Loss) Income	$(2,973)	$6,230

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

The total carrying amount of goodwill was $18.1 million as of June 30, 2005 and $20.4 million as of December 31, 2004.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  The asset value of the goodwill decreased by $1.3 million and $2.2 million, respectively, during the three month and six month periods ended June 30, 2005, with the entire change caused by the decreased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

The Company completed annual impairment testing during the fourth quarter of 2004 and 2003 and determined that there has been no impairment of goodwill.

Other intangible assets include $6.7 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  The Company will be using this brand name on all of its machining center lines in the future, and therefore, the asset has been determined to have an indefinite useful life. The asset will be reviewed annually for impairment under the provisions of SFAS 142.

NOTE  J—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Financial Accounting Standards Board Statements No. 87 and 106.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Financial Accounting Standards Board Statement No. 132, as revised.

A summary of the components of net periodic pension costs for the consolidated company for the three and six months ended June 30, 2005 and 2004 is presented below:

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)

Service cost	$773	$738	$1,556	$1,481
Interest cost	1,889	1,858	3,800	3,727
Expected return on plan assets	(2,248)	(2,153)	(4,525)	(4,320)
Amortization of prior service cost	(33)	42	(67)	84
Amortization of transition (asset) obligation	(92)	(97)	(186)	(195)
Amortization of (gain) loss	179	35	361	71
Net periodic benefit cost	$468	$423	$939	$848

A summary of the components of net postretirement benefits costs for the consolidated company for the three and six months ended June 30, 2005 and 2004 is presented below:

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)

Service cost	$20	$19	$40	$39
Interest cost	90	95	180	190
Amortization of prior service cost	(6)	(6)	(12)	(12)
Amortization of (gain) loss	2		3
Net periodic benefit cost	$106	$108	$211	$217

The expected contributions to be paid during the year ending December 31, 2005 to the domestic defined benefit plan are $0.8 million.  As of June 30, 2005, no contributions had been made to the domestic plan.  As of June 30, 2004, $0.5 million of contributions had been made to the domestic plan.  Contributions of $0.3 million and $0.5 million were made on July 15, 2005 and 2004, respectively, to the domestic plan.  The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2005 to the foreign defined benefit plans are $2.0 million.  For each of the Company’s foreign plans, employer and employee contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of June 30, 2005 and 2004, $1.1 million and $0.8 million of contributions have been made to the foreign plans, respectively.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value.  On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS 123R.  SFAS 123R will now be effective beginning with the first fiscal year that begins after June 15, 2005.  As a result of the SEC amendment, Hardinge intends to adopt SFAS 123R in the first quarter of 2006.  The SEC amendment does not change the accounting required under SFAS 123R.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154), which replaces APB Opinion No. 20, “Accounting Changes,” (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not expect the adoption of SFAS 154 will have a material impact on the consolidated financial statements of the Company.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview. The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company.  The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial notes (“Notes”) appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2004.

Our primary business is manufacturing high-precision computer controlled metal cutting and grinding machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Over 60% of our net sales are to customers outside North America, and approximately half of our employees are located outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. The U.S. market activity metric most closely watched by our management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers.  Similar information regarding machine tool consumption in foreign countries is published in various trade journals.

Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase our products.  One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management.  Another is capacity utilization of U.S manufacturing plants, as reported by the Federal Reserve Board.

Other key performance indicators are geographic distribution of sales and orders, gross margin as percent of sales, income from operations, working capital changes and debt level trends.

Since our U.S. operations have experienced net losses since 2001, we recorded a deferred tax charge in September 2003 and established a valuation allowance offsetting our entire U.S. deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109.  Our management team continues to believe that ultimately these deferred tax assets will be fully utilized as credits against tax expense on future taxable income well before the assets would expire, since our U.S. operations historically averaged $10.0 million annual pretax profit in the years 1990-2000 and the current tax law provides for a lengthy carry-forward period, which for our current deferred tax assets extends until 2021-2023; however the recovery of these tax assets is currently uncertain.

Foreign currency exchange rate changes can besignificant to our reported financial results for several reasons.  Our primary competitors, particularly for the most technologically advanced products are now, largely, manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese yen, Euro, and Swiss franc to be central to competitive pricing in all of our markets.  Also, we translate the financial results of our Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and financial reporting purposes.  Period to period changes in the exchange rate between their local currency and the U.S. dollar may significantly affect comparative data.  We also purchase computer controls and other components from suppliers throughout the world, and our purchase costs reflect these foreign currency exchange rate changes.

In the past three years, pension liabilities have represented another significant uncertainty for us. We provide defined benefit pension plans for eligible employees in the U.S., Switzerland, England, and Taiwan.  Declines in interest rates used to calculate the present value of future pension obligations and negative equity market investment returns in the U.S. and UK in 2002 resulted in our recording a deferred pension charge to equity of $3.9 million in 2003 and $5.1 million in 2002.  This deferred pension charge was reduced by $2.3 million in 2004 due to improved returns on investments.  These non-cash charges were recorded in “other comprehensive income” in the equity section of the consolidated balance sheets.  The underlying economic causes for these charges reflect a risk of increased future pension expense.  As discussed later, further large pension charges driven by declines in interest rates or lower than assumed investment returns may require us to negotiate changes to our current borrowing arrangements.

In November 2004, we acquired the name, trademarks, copyrights, designs, patents, know-how, and all other intangibles associated with the former Bridgeport Machine Company throughout the world.  We also acquired certain operating assets from the court appointed receiver of the former Bridgeport operations in the U.K. to allow us to carry on Bridgeport’s sales, service and support operations.  The products of Bridgeport, which are sourced from Taiwan, expanded the line of machines available.  Also, the operations in the U.K. were combined with our U.K. subsidiary to provide sales and service support for our complete line of products.

Results of Operations

Summarized selected financial data for the three and six months ended June 30, 2005 and 2004, respectively:

	Three months ended June 30,				Six months ended June 30,
	2005	2004	Change	% Change	2005	2004	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$73,527	$53,330	$20,197	38%	$141,575	$105,247	$36,328	35%
Gross Profit	23,497	15,223	8,274	54%	44,611	31,095	13,516	44%
Income from operations	5,383	1,700	3,683	217%	9,021	4,742	4,279	90%
Profit before taxes	4,517	1,211	3,306	273%	7,451	3,728	3,723	100%
Net income	2,455	356	2,099	590%	4,319	1,785	2,534	141%
Diluted earnings per share	$0.28	$0.04	$0.24		$0.49	$0.20	$0.29
Weighted average shares outstanding (in thousands)	8,829	8,786			8,840	8,807
Gross Profit as % of sales	32.0%	28.5%			31.5%	29.5%
Profit before taxes as % of sales	6.1%	2.3%			5.3%	3.5%
Net income as % of sales	3.3%	0.7%			3.1%	1.7%

Net Sales.  Net sales for the three months ended June 30, 2005 were $73.5 million, an increase of $20.2 million or 38% compared to the three months ended June 30, 2004.  Net sales for the six months ended June 30, 2005 were $141.6 million, an increase of $36.3 million or 35% compared to the six months ended June 30, 2004.  Sales in 2005 increased due to the addition of Bridgeport products, which were acquired in November 2004, and due to increased shipments of our historical products.  Sales of the Bridgeport products were approximately $10.1 million and $21.6 million for the three months and six months ended June 30, 2005.

The table below summarizes our 2005 net sales by geographical region, with comparisons to the same periods in 2004.  As noted below, net sales increased in all three sales regions:

	(U.S. dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
Sales to Customers in:	2005	2004	% Change	2005	2004	% Change
North America	$26,292	$21,822	20%	$50,756	$41,551	22%
Europe	29,932	20,232	48%	61,046	42,543	43%
Asia & Other	17,303	11,276	54%	29,773	21,153	41%
	$73,527	$53,330	38%	$141,575	$105,247	35%

Sales to customers in North America increased as manufacturing activity continues to improve.  The increase in sales in this region included sales of new Bridgeport products in addition to the continuing rise in sales of the Company’s other products.  Sales to customers in Europe increased due to shipments of the new Bridgeport products as well as stronger sales of grinding products.  Sales to customers in Asia and Other also increased due to of sales of new Bridgeport products, specifically the start of shipments of the large order received at the end of 2004.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented.  The foreign currencies, in which our subsidiaries operate, continue to strengthen against the U.S. dollar.    For the three months ended June 30, 2005, the U.S. dollar weakened by 4% against the Swiss Franc, 3% against the British Pound Sterling, 5% against the Euro and 6% against the New Taiwanese dollar, compared to the average rate during the three months ended June 30, 2004.  The strength of these foreign currencies relative to the U.S. dollar had a favorable impact on sales in the three and six months ended June 30, 2005 of $1.8 million and $3.7 million, respectively.  Excluding the impact of foreign currency translation, sales for the three and six months ended June 30, 2005 increased 35% and 31%.

The geographic mix of sales is shown as percentages of total sales in the table below:

	Three months ended June 30,			Six months ended June 30,
Sales to Customers in:	2005	2004	Change	2005	2004	Change
North America	35.8%	40.9%	(5.1)%	35.9%	39.5%	(3.6)%
Europe	40.7%	38.0%	2.7%	43.1%	40.4%	2.7%
Asia & Other	23.5%	21.1%	2.4%	21.0%	20.1%	.9%
Total	100.0%	100.0%		100.0%	100.0%

We expect those sales to customers in Europe and Asia and Other as a percentage of total sales will continue to increase.  Sales of machines accounted for approximately 71% and 70% of net sales for the three months and six months ended June 30, 2005, as compared to approximately 67% and 68% for the three months and six months ended June 30, 2004.  Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Orders and Backlog:   Our orders per region are shown in the table below:

	(U.S. dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
Orders from Customers in:	2005	2004	% Change	2005	2004	% Change
North America	$29,847	$23,283	28%	$56,474	$47,075	20%
Europe	29,832	22,007	36%	61,216	39,638	54%
Asia & Other	16,997	14,176	20%	30,094	23,265	29%
	$76,676	$59,466	29%	$147,784	$109,978	34%

Orders for the three months ended June 30, 2005 were $76.7 million, an increase of $17.2 million or 29% compared to the three months ended June 30, 2004.  Orders for the six months ended June 30, 2005 were $147.8 million, an increase of $37.8 million or 34% compared to the six months ended June 30, 2004.  The increase is primarily due to orders for our new Bridgeport products.  Orders for our new Bridgeport product were for $12.7 million and $25.4 million during the three and six months ended June 30, 2005, respectively.

Foreign currency translation accounted for $1.0 million and $3.6 million of the increase in orders for the three and six months ended June 30, 2005, respectively.  The remaining increase in orders represents a 27% and 31% increase compared to the order rate for the three and six months ended June 30, 2004.

The increased North American orders reflected the general increase in manufacturing activity in the U.S.  European orders increased due to orders of the new Bridgeport products and stronger sales of grinding products.  Orders in Asia and Other continued to grow, primarily due to increased demand for machines in China.  We are continuing to invest in Asia through our Taiwanese and Chinese subsidiaries by increasing capacity, promotional expenses, and support personnel to take advantage of the strong sales growth opportunities in that area.

Our consolidated backlog at June 30, 2005 was $72.5 million, an increase of $25.1 million or 53% compared to June 30, 2004.  The backlog at December 31, 2004 was $66.3 million.

Gross Profit.  Gross Profit for the three months ended June 30, 2005 was $23.5 million, an increase of $8.3 million or 54% compared to the three months ended June 30, 2004.  Gross profit for the six months ended June 30, 2005 was $44.6 million, an increase of $13.5 million or 44% compared to the six months ended June 30, 2004.  The increased gross profit is primarily due to the increased sales levels discussed above.  In addition, gross margin percentage for the three and six months ended June 30, 2005 was 32.0% and 31.5% of sales, compared to 28.5% and 29.5% for the three and six months ended June 30, 2004. This improvement in gross margin percentage resulted primarily from higher production levels at our European and U.S. manufacturing facilities and increased shipments of higher margin machines.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $18.1 million, or 24.7% of sales for the three months ended June 30, 2005, an increase of $4.6 million compared to $13.5 million or 25.3% of sales for the three months ended June 30, 2004.  SG&A expenses were $35.6 million or 25.1% of sales for the six months ended June 30, 2005, compared to $26.4 million or 25.0% of sales for the six months ended June 30, 2004.  The increase in expenses is primarily due to the addition of two new sales, service and technical centers located in the UK and Holland and the addition of over 70 people associated with these operations to support our Bridgeport acquisition.  These expenses accounted for $2.7 million of the overall quarterly increase of $4.6 million.  Commission expense increased by $0.9 million due to higher sales volume, and higher promotional and support efforts in China accounted for $0.4 million of the quarterly increase.  The foreign currency translation impact accounted for $0.4 million of the quarterly increase.

Income from Operations.  Income from operations was $5.4 million, or 7.3% of sales for the three months ended June 30, 2005, compared to $1.7 million or 3.2% of sales for the three months ended June 30, 2004.  Income from operations was $9.0 million or 6.4% of sales for the six months ended June 30, 2005, compared to $4.7 million or 4.5% of sales for the six months ended June 30, 2004.

Interest Expense & Interest Income.  Interest expense includes interest payments under our credit facility, unrealized and realized gains or losses on our interest rate swap agreement and amortization of deferred financing costs associated with our credit facility.  Interest expense was $1.0 million and $1.9 million for the three and six months ended June 30, 2005, compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2004.  This increase was primarily due to higher average borrowings, which is related to the acquisition of Bridgeport assets at the end of 2004 and an increase in inventory, resulting from increased production levels and an increase in receivables resulting from our increased sales levels.  This was offset by lower losses on our interest rate swap agreement.  Interest income, which is primarily derived from previous years’ internally financed customer sales, was $0.2 million and $0.3 million for the three and six months ended June 30, 2005, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2004.

Income Taxes.   The provision for income taxes was $1.3 million and $2.1 million for the three and six months ended June 30, 2005, compared to $0.3 million and $1.0 million for the three and six months ended June 30, 2004.  This increase is due to the increased level of pre-tax net income compared to 2004.  Our effective tax rate was 28.1% and 27.7% for the three and six months ended June 30, 2005, compared to 27.4% and 27.5% for the three and six months ended June 30, 2004.  Each quarter, we estimate our full year tax rate based upon its most recent forecast of full year anticipated results and adjusts year to date tax expense to reflect its full year anticipated tax rate.  We do not expect our 2005 effective tax rate to change significantly.

As described previously, in 2003, we recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under FAS109, no tax benefits were recorded as a result of the pre-tax loss of the U.S. operations for 2005 or 2004 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

In October 2004, Congress passed the American Job Creation Act of 2004, which includes certain tax relief provisions.  We are currently assessing the effects of the act.

Minority Interest In (Profit) of Consolidated Subsidiary.  We have a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In the three and six months ended June 30, 2005, $0.8 million and $1.1 million of reductions in consolidated net income was recorded, compared to $0.5 million and $0.9 million for the three and six months ended June 30, 2004.  This represents the minority stockholders’ 49% share in the joint venture’s net income.  The elimination of the minority interest in this consolidated subsidiary increased due to slightly higher profits at the subsidiary’s operations.

Net Income.  Net income for the three months ended June 30, 2005 was $2.5 million, or 3.3% of net sales, compared to $0.4 million, or 0.7% of net sales for the three months ended June 30, 2004.    Net income for the six months ended June 30, 2005 was $4.3 million or 3.1% of net sales, compared to $1.8 million or 1.7% of net sales for the six months ended June 30, 2004.  Diluted and basic earnings per share for the three and six months ended June 30, 2005 was $0.28 and $0.49, an increase compared to $0.04 and $0.20 for the three and six months ended June 30, 2004.

Liquidity and Capital Resources

At June 30, 2005, we had $4.7 million in cash and cash equivalents, compared to $4.2 million at December 31, 2004.  Our current ratio at June 30, 2005 was 3.50:1, compared to 3.00:1 at December 31, 2004.

Cash Flows Used in Operating Activities and Investing Activities:

Our cash flows used in operating and investing activities for the six months ended June 30, 2005 and 2004, are summarized in the table below:

	Six months ended June 30,	Six months ended June 30,
	2005	2004
Net cash used in operating activities	$(17,453)	$(1,512)
Cash flows from investing activities:
Capital expenditures	(2,947)	(1,370)

Cash used in operating activities was $17.5 million for the six months ended June 30, 2005, compared to $1.5 million for the six months ended June 30, 2004.  This represents a decrease in cash generation of $16.0 million.  This is due to increased accounts receivables and inventory levels due to increased production and sales levels, offset by higher net income levels.

Cash used in investing activities was $2.9 million for the six months ended June 30, 2005, compared to $1.4 million for the six months ended June 30, 2004.  Capital expenditures accounted for all cash used in investing activities.    Most of our 2005 capital expenditures were for leasehold improvement costs to outfit our new demonstration and technical center, which houses the activities of Bridgeport operations in the UK.  Total 2005 capital expenditures are projected to be in the range of $4.0 million to $6.0 million and are expected to be financed through operations or available bank borrowings.  The 2004 capital expenditures were for expanding our manufacturing capacity in China and upgrading our accessory manufacturing in the U.S.

Cash Flows from Financing Activities:

Our cash flows from financing activities for the six months ended June 30, 2005 and 2004, are summarized in the table below:

	Six months ended June 30,	Six months ended June 30,
	2005	2004
Borrowings/(repayments) of long-term debt	$21,067	$(48)
Borrowings on short-term notes payable	368	1,945
Sales/(purchases) of treasury stock	210	(144)
Payments of dividends	(532)	(88)
Net cash provided by financing activities	$21,113	$1,665

Cash provided by financing activities was $21.1 million for the six months ended June 30, 2005, compared to $1.7 million for the six months ended June 30, 2004.  Debt, including notes payable, increased by $21.4 million in 2005 compared to $1.9 million in 2004.  The additional debt is due primarily to the increase in working capital due to the increased accounts receivables and inventory levels.

Credit Facilities:

We maintain a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2011, provides for borrowings of up to $40.0 million, secured by substantially all of our domestic assets, other than real estate, and by a pledge of two-thirds of our investment in our Canadian and

European subsidiaries.  Interest charged on this debt is based on LIBOR plus a spread that varies depending on our debt to EBITDA ratio.  A variable commitment fee of 0.175% to 0.375%, based upon our debt to EBITDA ratio, is payable on the unused portion of the revolving loan agreement.  At June 30, 2005, borrowings under this agreement totaled $32.0 million.

We also have a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  The term loan is in the amount of $27.6 million with quarterly principal payments of $1.2 million through December 2006 and $1.3 million from 2007 through December 2010.

We have an additional loan agreement with another U.S. bank that provides an unsecured, short-term line of credit of $8.0 million.  Interest is based on a fixed percent above the one-month LIBOR rate.  At June 30, 2005, borrowings under this agreement totaled $3.0 million.

Our Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 11.0 million Swiss francs, which is equivalent to approximately $8.6 million at June 30, 2005.  At June 30, 2005, borrowings under these facilities totaled $0.1 million.  Our Swiss subsidiaries also have loan agreements with a Swiss bank, which provide for borrowings up to 7.5 million Swiss francs, which is equivalent to approximately $5.8 million at June 30, 2005.  At June 30, 2005, there were no borrowings under these facilities, which are secured by the real property owned by our two Swiss subsidiaries.

Our U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.3 million pounds sterling, which is equivalent to approximately $0.5 million at June 30, 2005.  At June 30, 2005, borrowings under this facility totaled $0.1 million.  Our U.K. subsidiary also has mortgage debt in the amount of $1.6 million at June 30, 2005.

Certain of these debt agreements require, among other things, that we maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.  We were in compliance with all financial covenants at June 30, 2005.

In aggregate, these and other borrowing agreements provide for borrowing availability of up to $92.0 million, of which $64.3 million was borrowed at June 30, 2005.  We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first six months of 2005.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2004 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2005 and has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005.  There were no changes in the Company’s internal control over financial reporting during the second quarter of 2005.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information about issuer repurchases of our common stock by month for the quarter ended June 30, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – April 30, 2005	—	—
May 1 – May 31, 2005	513	$16.27
June 1 – June 30, 2005	218	$15.05
Total	731

The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations or payment for the exercise of stock options.

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of Hardinge Inc. was held on May 3, 2005.  A total of 7,840,772 of the Company’s shares were present or represented by proxy at the meeting.  This represents approximately 89% of the Company’s shares outstanding.

The two Class II directors named below were elected to serve a three-year term.

Class II Directors:	Votes For
Daniel J. Burke	7,827,140
J. Philip Hunter	6,848,026

J. Patrick Ervin, Douglas A. Greenlee, John Perrotti, Mitch Quain, and Kyle Seymour continue as Directors of the Company.  Albert Moore retired from the Board effective May 3, 2005.

The election of Ernst & Young LLP as the Company’s independent accountants for the year 2005 was ratified with 7,815,129 shares voted in favor.

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

B.   Reports on Form 8-K:

Current Report on Form 8-K, filed May 6, 2005 in connection with the retirement of a member of the Company’s Board of Directors and an amendment to the Company’s By-Laws.

Current Report on Form 8-K, filed May 9, 2005 in connection with a May 5, 2005 press release announcing the Company’s first quarter 2005 results and the declaration of a dividend. The 8K also included an entry into a material definitive agreement by amending the Directors Compensation package and also the announcement of a temporary suspension of trading under the Company’s Employee Benefit Plans.

Current Report on Form 8-K/A, filed May 10, 2005 in connection with a correction to the Directors Compensation package filed in the 8K of May 9, 2005.

Current Report on Form 8-K filed May 20, 2005 by the Company due to a material modification to rights of security holders as the Hardinge Inc. Rights Agreement expired.

Current Report on Form 8-K filed June 24, 2005 by the Company due to the resignation of a principal officer of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

August 9, 2005	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

August 9, 2005	By:	/s/ Richard Hendrick
Date		Richard Hendrick
Treasurer,
Interim Chief Financial Officer