Form 10-Q
period 2005-09-30
HARDINGE INC
filed 2005-11-09
CIK 313716

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

As of September 30, 2005 there were 8,862,012 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004.

Consolidated Statements of Income and Retained Earnings for the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005 and 2004.

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004.

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

Signatures

Certifications

PART I.  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, except preferred and common share and per share amounts)

	September 30, 2005	December 31, 2004
	(Unaudited)
Assets

Current assets:
Cash	$3,891	$4,189
Accounts receivable, net	67,745	65,005
Notes receivable, net	4,826	6,946
Inventories	116,109	100,738
Prepaid expenses	11,409	6,509
Total current assets	203,980	183,387

Property, plant and equipment:
Property, plant and equipment	169,191	172,743
Less accumulated depreciation	108,461	105,968
Net property, plant and equipment	60,730	66,775

Other assets:
Notes receivable	5,109	6,445
Deferred income taxes	416	427
Intangible pension asset	815	304
Other intangible assets	7,446	7,551
Goodwill	18,057	20,376
Other long term assets	904	1,046
	32,747	36,149

Total assets	$297,457	$286,311

See accompanying notes.

	September 30, 2005	December 31, 2004
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$23,947	$25,404
Notes payable to bank	2,304	2,762
Accrued expenses	17,280	18,670
Accrued pension expense	641	1,541
Accrued income taxes	3,422	4,230
Deferred income taxes	3,562	3,706
Current portion of long-term debt	4,890	4,893
Total current liabilities	56,046	61,206

Other liabilities:
Long-term debt	57,704	35,213
Accrued pension expense	15,624	15,909
Deferred income taxes	3,325	3,208
Accrued postretirement benefits	5,976	5,927
Derivative financial instruments	2,335	5,502
Other liabilities	3,946	3,225
	88,910	68,984

Equity of minority interest	7,725	6,121

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; but unissued at September 30, 2005 and December 31, 2004.
Common stock, $.01 par value: Authorized shares - 20,000,000; Issued shares – 9,919,992 at September 30, 2005 and December 31, 2004	99	99
Additional paid-in capital	60,413	60,538
Retained earnings	102,608	98,277
Treasury shares – 1,057,980 at September 30, 2005 and 1,090,941 shares at December 31, 2004.	(13,652)	(14,119)
Accumulated other comprehensive income	(3,564)	6,230
Deferred employee benefits	(1,128)	(1,025)
Total shareholders’ equity	144,776	150,000

Total liabilities and shareholders’ equity	$297,457	$286,311

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$69,845	$54,606	$211,420	$159,853
Cost of sales	50,185	38,481	147,149	112,825
Gross profit	19,660	16,125	64,271	47,028

Selling, general and administrative expenses	16,442	13,829	52,032	39,990
Income from operations	3,218	2,296	12,239	7,038

Interest expense	1,148	641	3,009	1,854
Interest (income)	(102)	(110)	(393)	(309)
Income before income taxes and minority interest in (profit) of consolidated subsidiary	2,172	1,765	9,623	5,493
Income taxes	826	765	2,890	1,790
Minority interest in (profit) of consolidated subsidiary	(536)	(600)	(1,604)	(1,518)
Net income	810	400	5,129	2,185

Retained earnings at beginning of period	102,064	95,847	98,277	94,150
Less dividends declared	266	89	798	177
Retained earnings at end of period	$102,608	$96,158	$102,608	$96,158

Per share data:

Basic earnings per share:	$0.09	$0.05	$0.59	$0.25
Weighted average number of common shares outstanding	8,761	8,742	8,759	8,746

Diluted earnings per share:	$0.09	$0.05	$0.58	$0.25
Weighted average number of common shares outstanding	8,810	8,785	8,811	8,792

Cash dividends declared per share	$0.03	$0.01	$0.09	$0.02

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Operating activities
Net income	$5,129	$2,185
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,488	6,722
Provision for deferred income taxes	662	760
Minority interest	1,604	1,612
Foreign currency transaction loss	(85)	(200)
Changes in operating assets and liabilities:
Accounts receivable	(5,953)	(8,935)
Notes receivable	3,399	1,003
Inventories	(21,208)	(6,959)
Other assets	(5,189)	(969)
Accounts payable	(368)	6,516
Accrued expenses	(1,911)	(7,093)
Accrued postretirement benefits	49	40
Net cash used in operating activities	(17,383)	(5,318)

Investing activities
Capital expenditures	(4,137)	(2,852)
Net cash used in investing activities	(4,137)	(2,852)

Financing activities
(Decrease) increase in short-term notes payable to bank	(388)	4,245
Increase in long-term debt	22,337	3,846
Net sales (purchases) of treasury stock	303	(188)
Dividends paid	(798)	(177)
Net cash provided by financing activities	21,454	7,726

Effect of exchange rate changes on cash	(232)	65
Net (decrease) in cash	(298)	(379)

Cash at beginning of period	4,189	4,739

Cash at end of period	$3,891	$4,360

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2005

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the nine month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.  The Company operates in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the September 30, 2004 consolidated financial statements have been reclassified to conform with the September 30, 2005 presentation.

NOTE B—STOCK-BASED COMPENSATION

The Company grants restricted shares of common stock and stock options to certain officers, directors and other key employees.  The Company accounts for restricted share grants and stock option grants in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees.  The stock options issued to employees under the 1996 and 2002 Incentive Stock Plans expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent exercisable after the third year.

In accordance with the provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123) Accounting for Stock Based Compensation, the Company has elected to continue applying the provisions of APB No. 25 and related interpretations in accounting for its stock-based compensation plans.  The Company amortizes compensation expense for restricted stock over the vesting period of the grant.  The Company does not recognize compensation expense for stock options when the stock option price at the grant date is equal to or greater than the fair market value of the stock at that date.

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Shares at beginning of period	225,370	236,584	235,918	234,000
Shares granted	—	—	4,500	5,250
Weighted average price per share	—	—	$14.80	$12.08
Shares canceled, forfeited or exercised	(31,416)	(666)	(46,464)	(3,332)
Weighted average price per share	$12.79	$7.81	$11.41	$7.81
Shares at end of period	193,954	235,918	193,954	235,918
Weighted average price per share	$13.46	$13.03	$13.46	$13.03

There are 204,750 and 230,750 shares of restricted common stock outstanding as of September 30, 2005 and 2004, respectively, which are subject to the satisfaction of the vesting requirements.

The following illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)

Reported net income	$810	$400	$5,129	$2,185
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(281)	109	(65)	349
Deduct: Total stock-based employee compensation (expense) income determined under fair value method for all awards, net of related tax effects	305	(137)	49	(433)
Pro forma net income	$834	$372	$5,113	$2,101
Earnings per share:
Basic – as reported	$0.09	$0.05	$0.59	$0.25
Diluted – as reported	$0.09	$0.05	$0.58	$0.25
Basic – pro forma	$0.10	$0.04	$0.58	$0.24
Diluted – pro forma	$0.09	$0.04	$0.58	$0.24

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

A reconciliation of the changes in the Company’s product warranty liability during the three month and nine month periods ended September 30, 2005 and 2004 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)		(dollars in thousands)

Beginning balance	$1,512	$1,511	$1,449	$1,671
Provision for warranties	420	570	1,317	1,564
Warranty settlement costs	(363)	(591)	(1,068)	(1,733)
Other – currency translation impact	(5)	4	(134)	(8)
Ending balance	$1,564	$1,494	$1,564	$1,494

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	September 30, 2005	December 31, 2004

Finished products	$48,951	$39,940
Work-in-process	33,952	27,144
Raw materials and purchased components	33,206	33,654
	$116,109	$100,738

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

NOTE G—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128) Earnings per Share.   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.  For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Numerator:
Net income	$810	$400	$5,129	$2,185
Numerator for basic earnings per share	810	400	5,129	2,185
Numerator for diluted earnings per share	810	400	5,129	2,185
Denominator:
Denominator for basic earnings per share-weighted average shares (in thousands)	8,761	8,742	8,759	8,746
Effect of diluted securities:
Restricted stock and stock options (in thousands)	49	43	52	46
Denominator for diluted earnings per share-adjusted weighted average shares (in thousands)	8,810	8,785	8,811	8,792

Basic earnings per share	$0.09	$0.05	$0.59	$0.25
Diluted earnings per share	$0.09	$0.05	$0.58	$0.25

September 30, 2005

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three and nine month periods ended September 30, 2005 and 2004, the components of total comprehensive income (loss) consisted of the following (dollars in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Income	$810	$400	$5,129	$2,185
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,132)	534	(13,168)	(560)
Foreign currency translation - pension	53	2	376	(3)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	447	63	764	644
Net investment hedges	41	(196)	2,234	(44)
Other comprehensive (loss) income	(591)	403	(9,794)	37
Total Comprehensive Income (Loss)	$219	$803	$(4,665)	$2,222

Accumulated balances of the components of other comprehensive income (loss) consisted of the following at September 30, 2005 and December 31, 2004  (dollars in thousands):

	Accumulated Balances
	Sept. 30,	Dec. 31,
	2005	2004
Other Comprehensive Income (Loss):
Pension liability (net of tax of $3,560 and $3,615, respectively)	$(9,773)	$(10,149)
Foreign currency translation adjustments	8,577	21,745
Cumulative effect of accounting change, net of tax	25	25
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $579 and $692, respectively)	575	(189)
Net investment hedges, (net of tax of $715 and $715, respectively)	(2,968)	(5,202)
Other Comprehensive (Loss) Income	$(3,564)	$6,230

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

The total carrying amount of goodwill was $18.1 million as of September 30, 2005 and $20.4 million as of December 31, 2004.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  The asset value of the goodwill decreased by $2.3 million during the nine month period ended September 30, 2005, with the entire change caused by the decreased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

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

NOTE J—PENSION AND POST RETIREMENT PLANS

 The Company accounts for the pension plans and postretirement benefits in accordance with Statements of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions and No. 106, Employers’ Accounting for Postretirement Benefits Other than Pensions.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Statements of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits as revised.

A summary of the components of net periodic pension costs for the consolidated company for the three and nine months ended September 30, 2005 and 2004 is presented below:

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)

Service cost	$772	$741	$2,317	$2,224
Interest cost	1,888	1,865	5,664	5,594
Expected return on plan assets	(2,247)	(2,161)	(6,741)	(6,484)
Amortization of prior service cost	(33)	42	(99)	125
Amortization of transition (asset) obligation	(92)	(98)	(277)	(293)
Amortization of (gain) loss	179	35	537	106
Net periodic benefit cost	$467	$424	$1,401	$1,272

A summary of the components of net postretirement benefits costs for the consolidated company for the three and nine months ended September 30, 2005 and 2004 is presented below:

	Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Service cost	$20	$20	$61	$59
Interest cost	90	95	270	285
Amortization of prior service cost	(6)	(6)	(18)	(18)
Amortization of (gain) loss	1		3
Net periodic benefit cost	$105	$109	$316	$326

The expected contributions to be paid during the year ending December 31, 2005 to the domestic defined benefit plan are $0.9 million.  As of September 30, 2005 and 2004, $0.9 million and $3.8 million of contributions have been made to the domestic plan, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2005 to the foreign defined benefit plans are $2.0 million.  For each of the Company’s foreign plans, employer and employee contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of September 30, 2005 and 2004, $1.6 million and $1.3 million of contributions have been made to the foreign plans, respectively.

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

NOTE K—NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (SFAS No. 151) Inventory
Costs - An Amendment of ARB No. 43, Chapter 4.  This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges.  Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The Company is required to adopt SFAS 151 effective January 1, 2006.  Hardinge does not expect the adoption of SFAS 151 to have a material impact on the consolidated financial statements of the Company.

In December 2004, the FASB issued FASB Staff Position No. 109-1, (FSP 109-1) “Application of FASB Statement No. 109 (SFAS 109), ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004”.  FSP 109-1 provides that the manufacturer’s deduction created in the American Jobs Creation Act of 2004 (the Act) should be accounted for as a special deduction in accordance with SFAS 109 and not as a tax rate reduction.  The Company is currently evaluating the effect that the manufacturer’s deduction will have on future results.

In December 2004, the FASB issued FASB Staff Position No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision Within the American Jobs Creation Act of 2004” (FSP 109-2). The Act introduced a temporary incentive for U.S. multinationals to repatriate earnings accumulated outside the U.S. by providing a one-time tax deduction of 85 percent for certain foreign earnings from controlled foreign corporations. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company did not elect to apply this provision in 2004 and may elect to apply this provision to qualifying repatriations in 2005. Due to the complexity of the repatriation provision, the Company has not yet completed its evaluation of the impact the Act may have on its decision regarding repatriation of earnings, including a definitive calculation of qualifying dividends and the effect of any repatriation on the Company’s tax provision. The Company expects to complete its evaluation in the fourth quarter of 2005.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123, and supercedes APB Opinion No. 25.  SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value.  On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS 123R.  SFAS 123R will now be effective beginning with the first fiscal year that begins after June 15, 2005.  As a result of the SEC amendment, the Company intends to adopt SFAS 123R in the first quarter of 2006.  The SEC amendment does not change the accounting required under SFAS 123R.

Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption.  The Company is currently evaluating the impact that SFAS 123R will have on Hardinge’s consolidated results of operations and financial condition, which in part will be dependent on the transition and amortization methods used to adopt the new rules in 2006.

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

Because our U.S. operations have experienced net losses since 2001, we recorded a deferred tax charge in September 2003 and established a valuation allowance offsetting our entire U.S. deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109.  Our management team continues to believe that ultimately these deferred tax assets will be fully utilized as credits against tax expense on future taxable income well before the assets would expire, since our U.S. operations historically averaged $10.0 million annual pretax profit in the years 1990-2000 and the current tax law provides for a lengthy carry-forward period, which for our current deferred tax assets extends until 2021-2023; however the recovery of these tax assets is currently uncertain.

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

Results of Operations

Summarized selected financial data for the three and nine months ended September 30, 2005 and 2004, respectively:

	Three months ended September 30,				Nine months ended September 30,
	2005	2004	Change	% Change	2005	2004	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$69,845	$54,606	$15,239	28%	$211,420	$159,853	$51,567	32%
Gross Profit	19,660	16,125	3,535	22%	64,271	47,028	17,243	37%
Income from operations	3,218	2,296	922	40%	12,239	7,038	5,201	74%
Profit before income taxes and minority interest	2,172	1,765	407	23%	9,623	5,493	4,130	75%
Net income	810	400	410	103%	5,129	2,185	2,944	135%
Diluted earnings per share	$0.09	$0.05	$0.04		$0.58	$0.25	$0.33
Weighted average shares outstanding (in thousands)	8,810	8,785			8,811	8,792
Gross Profit as % of sales	28.1%	29.5%			30.4%	29.4%
Profit before income taxes and minority interest as % of sales	3.1%	3.2%			4.6%	3.4%
Net income as % of sales	1.2%	0.7%			2.4%	1.4%

Net Sales.  Net sales for the three months ended September 30, 2005 were $69.8 million, an increase of $15.2 million or 28% compared to the three months ended September 30, 2004.  Net sales for the nine months ended September 30, 2005 were $211.4 million, an increase of $51.6 million or 32% compared to the nine months ended September 30, 2004.  Sales in 2005 increased due to the addition of Bridgeport products, which were acquired in November 2004, and due to increased shipments of our historical products.  Sales of the Bridgeport products were approximately $13.6 million and $35.2 million for the three months and nine months ended September 30, 2005.

The table below summarizes our 2005 net sales by geographical region, with comparisons to the same periods in 2004.  As noted below, net sales increased in all three sales regions:

	(U.S. dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Sales to Customers in:
North America	$24,985	$21,496	16%	$75,742	$63,047	20%
Europe	24,515	21,659	13%	85,560	64,203	33%
Asia & Other	20,345	11,451	78%	50,118	32,603	54%
	$69,845	$54,606	28%	$211,420	$159,853	32%

Sales to customers in North America increased due to sales of new Bridgeport products in addition to the continuing rise in sales of the Company’s other products.  Sales to customers in Europe increased due to shipments of the new Bridgeport products as well as stronger sales of grinding products.  Sales to customers in Asia and Other also increased due to of sales of new Bridgeport products, specifically the shipments of a large order received at the end of 2004.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented.  The translation of foreign currency had no impact on sales in the three months ended September 30, 2005.  The impact of foreign currency translation had a favorable impact on sales for the nine months ended September 30, 2005 of $3.7 million..  Excluding the impact of foreign currency translation, sales for the nine months ended September 30, 2005 increased 30%.

The geographic mix of sales is shown as percentages of total sales in the table below:

	Three months ended September 30,			Nine months ended September 30,
	2005	2004	Change	2005	2004	Change
Sales to Customers in:
North America	35.8%	39.4%	(3.6)%	35.8%	39.4%	(3.6)%
Europe	35.1%	39.6%	(4.5)%	40.5%	40.2%	0.3%
Asia & Other	29.1%	21.0%	8.1%	23.7%	20.4%	3.3%
Total	100.0%	100.0%		100.0%	100.0%

Sales of machines accounted for approximately 72% and 71% of net sales for the three months and nine months ended September 30, 2005, as compared to approximately 69% and 69% for the three months and nine months ended September 30, 2004.  Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Orders and Backlog:   Our orders per region are shown in the table below:

	(U.S. dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
Orders from Customers in:
North America	$26,949	$25,221	7%	$83,423	$72,296	15%
Europe	31,070	22,587	38%	92,286	62,225	48%
Asia & Other	14,412	13,663	5%	44,506	36,928	21%
	$72,431	$61,471	18%	$220,215	$171,449	28%

Orders for the three months ended September 30, 2005 were $72.4 million, an increase of $11.0 million or 18% compared to the three months ended September 30, 2004.  Orders for the nine months ended September 30, 2005 were $220.2 million, an increase of $48.8 million or 28% compared to the nine months ended September 30, 2004.  The increase is primarily due to orders for our new Bridgeport products, which were acquired in November 2004.  Orders for our new Bridgeport product were for $15.0 million and $40.4 million during the three and nine months ended September 30, 2005, respectively.

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

Our consolidated backlog at September 30, 2005 was $75.1 million, an increase of $20.8 million or 38% compared to September 30, 2004.  The backlog at December 31, 2004 was $66.3 million.

Gross Profit.  Gross Profit for the three months ended September 30, 2005 was $19.7 million, an increase of $3.5 million or 22% compared to the three months ended September 30, 2004.  Gross profit for the nine months ended September 30, 2005 was $64.3 million, an increase of $17.2 million or 37% compared to the nine months ended September 30, 2004.  The increased gross profit is primarily due to the increased sales levels discussed above.  In addition, gross profit percentage for the three and nine months ended September 30, 2005 was 28.1% and 30.4% of sales, compared to 29.5% and 29.4% for the three and nine months ended September 30, 2004. The decrease in gross profit percentage for the three months ended September 30, 2005 versus 2004 was attributable to mix changes in both sales channels and products.  There were increased sales of products through distributors, which generally have lower gross profit percentages but also incur lower SG&A expenses compared to sales of products by our direct sales force.  Also, we shipped a higher number of standard, lower margin machines, such as our Bridgeport knee-mill, compared to 2004.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $16.4 million, or 23.5% of sales for the three months ended September 30, 2005, an increase of $2.5 million compared to $13.8 million or 25.3% of sales for the three months ended September 30, 2004.  SG&A expenses were $52.0 million or 24.6% of sales for the nine months ended September 30, 2005, an increase of $12.0 million compared to $40.0 million or 25.0% of sales for the nine months ended September 30, 2004.  The increase in expenses is primarily due to the addition of two new sales, service and technical centers located in the UK and Holland to support our Bridgeport acquisition.  These expenses accounted for $2.5 million of the quarterly increase and $7.8 million of the $12.0 million year-to-date increase.  Commission expense year-to-date increased by $2.2 million due to higher sales volume, higher promotional and support efforts in China accounted for $0.9 million of the year-to-date increase and the foreign currency translation impact accounted for $0.8 million of the year-to-date increase.

Income from Operations.  Income from operations was $3.2 million, or 4.6% of sales for the three months ended September 30, 2005, compared to $2.3 million or 4.2% of sales for the three months ended September 30, 2004.  Income from operations was $12.2 million or 5.8% of sales for the nine months ended September 30, 2005, compared to $7.0 million or 4.4% of sales for the nine months ended September 30, 2004.

Interest Expense & Interest Income.  Interest expense includes interest payments under our credit facility, realized gains or losses on our interest rate swap agreement and amortization of deferred financing costs associated with our credit facility.  Interest expense was $1.1 million and $3.0 million for the three and nine months ended September 30, 2005, compared to $0.6 million and $1.9 million for the three and nine months ended September 30, 2004.  This increase was due to higher average borrowings, which is related to the acquisition of Bridgeport assets at the end of 2004, and an increase in working capital to support our increased sales levels.  This was partially offset by lower losses on our interest rate swap agreement.

Income Taxes.   The provision for income taxes was $0.8 million and $2.9 million for the three and nine months ended September 30, 2005, compared to $0.8 million and $1.8 million for the three and nine months ended September 30, 2004.  This increase is due to the increased level of pre-tax net income compared to 2004.  Our effective tax rate was 38.0% and 30.0% for the three and nine months ended September 30, 2005, compared to 43.3% and 32.6% for the three and nine months ended September 30, 2004.  Each quarter, we estimate our full year tax rate based upon its most recent forecast of full year anticipated results and adjusts year to date tax expense to reflect its full year anticipated tax rate.  We do not expect our 2005 effective tax rate to change significantly from the year to date rate of approximately 30%.

As described previously, in 2003, we recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under SFAS 109, no tax benefits were recorded as a result of the pre-tax loss of the U.S. operations for 2005 or 2004 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

In October 2004, Congress passed the American Job Creation Act of 2004, which includes certain tax relief provisions.  We are currently assessing the effects of the act.

Minority Interest In (Profit) of Consolidated Subsidiary.  We have a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In the three and nine months ended September 30, 2005, $0.5 million and $1.6 million of reductions in consolidated net income was recorded, compared to $0.6 million and $1.5 million for the three and nine months ended September 30, 2004.  This represents the minority stockholders’ 49% share in the joint venture’s net income.  The elimination of the minority interest in this consolidated subsidiary remained consistent due to comparable profits at the subsidiary’s operations.

Net Income.  Net income for the three months ended September 30, 2005 was $0.8 million, or 1.2% of net sales, compared to $0.4 million, or 0.7% of net sales for the three months ended September 30, 2004.    Net income for the nine months ended September 30, 2005 was $5.1 million or 2.4% of net sales, compared to $2.2 million or 1.4% of net sales for the nine months ended September 30, 2004.  Basic earnings per share for the three and nine months ended September 30, 2005 were $0.09 and $0.59.  Diluted earnings per share for the same periods were $0.09 and $0.58, respectively.

Liquidity and Capital Resources

At September 30, 2005, we had $3.9 million in cash and cash equivalents, compared to $4.2 million at December 31, 2004.  Our current ratio at September 30, 2005 was 3.64:1, compared to 3.00:1 at December 31, 2004.

Cash Flows Used in Operating Activities and Investing Activities:

Our cash flows used in operating and investing activities for the nine months ended September 30, 2005 and 2004, are summarized in the table below:

	Nine months ended September 30,	Nine months ended September 30,
	2005	2004
	(dollars in thousands)
Net cash used in operating activities	$(17,383)	$(5,318)
Cash flows from investing activities:
Capital expenditures	(4,137)	(2,852)

Cash used in operating activities was $17.4 million for the nine months ended September 30, 2005, compared to $5.3 million for the nine months ended September 30, 2004.  This represents a decrease in cash generation of $12.1 million which resulted from an increase in working capital to support growth in sales levels partially offset by an increase in net income.

Cash used in investing activities was $4.1 million for the nine months ended September 30, 2005, compared to $2.9 million for the nine months ended September 30, 2004.  Capital expenditures accounted for all cash used in investing activities.  Capital expenditures were primarily for leasehold improvement costs to outfit our new demonstration and technical center, which houses the activities of Bridgeport operations in the UK.  Total 2005 capital expenditures are projected to be in the range of $5.0 million to $6.0 million and are expected to be financed through operations or available bank borrowings.  The 2004 capital expenditures were for expanding our manufacturing capacity in China and upgrading our accessory manufacturing in the U.S.

Cash Flows from Financing Activities:

Our cash flows from financing activities for the nine months ended September 30, 2005 and 2004, are summarized in the table below:

	Nine months ended September 30,	Nine months ended September 30,
	2005	2004
	(dollars in thousands)
Borrowings of long-term debt	$22,337	$3,846
Borrowings/(repayments) on short-term notes payable	(388)	4,245
Sales/(purchases) of treasury stock	303	(188)
Payments of dividends	(798)	(177)
Net cash provided by financing activities	$21,454	$7,726

Cash provided by financing activities was $21.5 million for the nine months ended September 30, 2005, compared to $7.7 million for the nine months ended September 30, 2004.  Debt, including notes payable, increased by $21.9 million in 2005 compared to $8.1 million in 2004.  The additional debt is due primarily to the increase in working capital to support increased sales.

Credit Facilities:

We maintain a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2011, provides for borrowings of up to $40.0 million, secured by substantially all of our domestic assets, other than real estate, and by a pledge of two-thirds of our investment in our Canadian and European subsidiaries.  Interest charged on this debt is based on LIBOR plus a spread that varies depending on our debt to EBITDA ratio.  A variable commitment fee of 0.175% to 0.375%, based upon our debt to EBITDA ratio, is payable on the unused portion of the revolving loan agreement.  At September 30, 2005, borrowings under this agreement totaled $34.6 million.

We also have a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  At September 30, 2005, the balance of the term loan is in the amount of $26.4 million with quarterly principal payments of $1.2 million through December 2006 and $1.3 million from 2007 through December 2010.

We have an additional loan agreement with another U.S. bank that provides an unsecured, short-term line of credit of $8.0 million.  Interest is charged at a fixed percent above the one-month LIBOR rate.  At September 30, 2005, borrowings under this agreement totaled $2.2 million.

Our Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 11.0 million Swiss francs, which is equivalent to approximately $8.5 million at September 30, 2005.  At September 30, 2005, borrowings under these facilities totaled $0.1 million.  Our Swiss subsidiaries also have loan agreements with a Swiss bank, which provide for borrowings up to 7.5 million Swiss francs, which is equivalent to approximately $5.8 million at September 30, 2005.  At September 30, 2005, there were no borrowings under these facilities, which are secured by the real property owned by our two Swiss subsidiaries.

Our U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.3 million pounds sterling, which is equivalent to approximately $0.4 million at September 30, 2005.  At September 30, 2005, there were no borrowings under this facility.  Our U.K. subsidiary also has mortgage debt in the amount of 0.9 million British Pound Sterling, which is equivalent to approximately $1.6 million at September 30, 2005.

Certain of these debt agreements require, among other things, that we maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.  We were in compliance with all financial covenants at September 30, 2005.

In aggregate, these and other borrowing agreements provide for borrowing availability of up to $90.8 million, of which $64.9 million was borrowed at September 30, 2005.  We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first nine months of 2005.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2004 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2005 and has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005.  There were no changes in the Company’s internal control over financial reporting during the third quarter of 2005.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provides information about issuer repurchases of our common stock by month for the quarter ended September 30, 2005:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 – July 31, 2005	237	$16.32
August 1 – August 31, 2005	—	—
September 1 – September 30, 2005	222	$15.15
Total	459

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

Current Report on Form 8-K, filed August 9, 2005 by the Company in connection with the appointment of an interim Chief Financial Officer, an amendment to the Company’s By-Laws and a declaration of a dividend payment by the Company’s Board of Directors.

Current Report on Form 8-K, filed August 9, 2005 by the Company in connection with an August 4, 2005 press release announcing the Company’s second quarter 2005 results.

Current Report on Form 8-K filed August 15, 2005 by the Company due to the entry into a material definitive agreement.   The Board of Directors amended and restated the Hardinge Inc. Executive Supplemental Pension Plan and designated a new participant.

Report on Form 8-K, filed October 11, 2005 in connection with an October 10, 2005 press release announcing the appointment of the Company’s new Chief Financial Officer.

Current Report on Form 8-K filed October 12, 2005 by the Company to file the employment agreement between Hardinge Inc. and Charles R. Trego, Jr.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

November 9, 2005	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

November 9, 2005	By:	/s/ Richard Hendrick
Date		Richard Hendrick
Treasurer,
Interim Chief Financial Officer