Form 10-K
period 2005-12-31
HARDINGE INC
filed 2006-03-16
CIK 313716

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005.
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

Registrant’s telephone number, including area code:
(607) 734-2281

Securities registered pursuant to Section 12(b) of the Act:
None

Securities pursuant to section 12(g) of the Act:

Common Stock with a par value of $.01 per share	NASDAQ
Preferred Stock purchase rights	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d).   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☒   Non-accelerated Filer ☐

Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2).   Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was $108,993,941, based on the closing price of common stock on the NASDAQ stock exchange on June 30, 2005. Shares of common stock held by each officer and director and by the Company’s benefit plans have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the issuer’s common stock as of February 1, 2006:  Common Stock, $.01 par value 8,849,041 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Hardinge Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission on or about March 31, 2006 are incorporated by reference to Part III of this Form.

PART I

ITEM 1.—BUSINESS

General

Hardinge Inc.’s principal executive office is located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The principal executive office is located in Chemung County, New York, which is on the south-central border of upstate New York.

The Company’s website is www.hardinge.com. Hardinge’s website provides links to all of the Company’s filings with the Securities and Exchange Commission. A copy of the 10-K is available on the website or can be obtained by contacting the Investor Relations Department at the Company’s principal executive office. Alternatively, such reports may be accessed at the Internet address of the SEC, which is www.sec.gov or at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.

The Company has eight wholly owned subsidiaries.

Canadian Hardinge Machine Tool, Ltd	Toronto, Ontario, Canada
Hardinge China, Limited	Hong Kong, People’s Republic of China
Hardinge GmbH	Krefeld, Germany
Hardinge Machine Tools, Ltd.	Exeter, England
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People’s Republic of China
HTT Hauser Tripet Tschudin AG	Biel, Switzerland
L. Kellenberger & Co. AG	St. Gallen, Switzerland
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China

The Company has manufacturing facilities located in Chemung County, New York; St. Gallen, Switzerland; Biel, Switzerland; Nan Tou City, Taiwan; and Shanghai, Peoples Republic of China. Hardinge manufactures the majority of the products it sells.

References to Hardinge Inc., the “Company”, or “Hardinge” are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

Products

The Company’s primary business is designing, manufacturing and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines, and accessories related to those machines. It considers its products to be among the world’s best in terms of accuracy, reliability, durability and value. The wide variety of machines manufactured by the Company allows it to be a sole source supplier for its customers.

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

Grinding is a machining process where a surface is shaped to closer tolerances or a finer surface finish with a rotating abrasive wheel or tool moving against a part. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of the Company’s Kellenberger subsidiary are used to grind the outside and inside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part, which has been partially completed on a lathe. Kellenberger machines are generally purchased by the same type of customers as other Hardinge equipment and further the ability of the Company to be a sole source supplier for its customers.

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

Most models of Hardinge’s machines are computer numerically controlled (“CNC”) and use commands from an integrated computer to control the movement of cutting tools, grinding wheels, part positioning, and in the case of turning and grinding machines, the rotation speeds of the part being shaped. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store that program in memory for future use. The machines are able to produce parts while left unattended when connected to automatic bar-feeding, robotics equipment, or other material handling devices designed to supply raw materials.

On November 3, 2004, the Company acquired the name, trademarks, copyrights, designs, patents, know-how, and all other intangibles associated with the former Bridgeport Machine company throughout the world. Hardinge also acquired certain operating assets from the court appointed receiver of the former Bridgeport operations in the U.K. to allow it to carry on Bridgeport’s sales, service and support operations in Europe.

The Bridgeport name has long been associated with a full range of quality machining centers. The Company uses this brand name for all of its machining center lines. The products of Bridgeport, which are being sourced from Taiwan, expanded the line of machines available from the Company in this segment to include horizontal machining centers and 5-axis machining capabilities. Also, the operations in the U.K. have been combined with the Company’s U.K. subsidiary to provide sales and service support for the complete line of Hardinge company products.

Hardinge obtained the rights to manufacture and distribute Bridgeport manually controlled milling machines (called knee mills) in 2002, and parts and support services functions for both knee mills and vertical machining centers previously produced by the Connecticut operations of Bridgeport Machines, Inc. under a licensing arrangement with BPT IP, LLC.

In January 2006, the Company executed its option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”). BPT had granted the Company the exclusive right to manufacture and sell certain versions of the knee-mill machine tools, accessories and spare parts under Alliance Agreements dated October 29, 2002 and November 3, 2004. Per the Alliance Agreements, the Company had agreed to pay to BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts.

The purchase price for the technical information was $5.0 million and it will be amortized over a ten-year period. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object code, customer lists and proprietary rights and assets of a similar nature. Subsequent to the purchase, no further royalties will be paid to BPT for products shipped thereafter. Royalty expense under these agreements was $1.3 million, $1.2 million, and $0.8 million during the years ended December 31, 2005, 2004, and 2003, respectively.

On December 27, 2005, the Company entered into a Share Purchase Agreement with a group of selling shareholders pursuant to which those selling shareholders agreed to sell their shares in Hardinge Taiwan Limited (“Hardinge Taiwan”) to the Company. Pursuant to a Joint Venture Agreement dated March 16, 1999, the Company owned 51% of Hardinge Taiwan and the Selling Shareholders owned 49% of Hardinge Taiwan. The Company now owns 100% of Hardinge Taiwan, making it a wholly-owned subsidiary of the Company.

The purchase price of the shares was NT$298.8 million, which was equivalent to approximately $9.0 million at December 28, 2005. The purchase price is subject to adjustment based on the final audited balance sheet of Hardinge Taiwan as of December 31, 2005. The purchase price has been primarily recorded against the liability for equity of minority interest on the balance sheet. Based on the final audited balance sheet of Hardinge Taiwan, the purchase price adjustment will be a NT$3.9 million increase, which is equivalent to approximately $0.1 million and must be paid by March 31, 2006.

On December 28, 2005, the Company entered into a Share Sale and Purchase Agreement with Paul Ling and J.R. Ho (the two key managers of Hardinge Taiwan). The agreement grants the Company an irrevocable option exercisable in whole or part to sell up to 1,623,580 shares or approximately 16% of Hardinge Taiwan back to the two key managers on or before March 31, 2006, at an approximate share price of NT$57.83, which was equivalent to approximately $1.76 per share at December 31, 2005.

On December 27, 2005, Hardinge Taiwan entered into a Share Purchase Agreement with U-Sung Co. Ltd. (“U-Sung”), a company in the Republic of China pursuant to which Hardinge Taiwan purchased 100% of the shares of U-Sung. U-Sung owns the land and building in Nan Tou City, Taiwan, Republic of China that is occupied and leased by Hardinge Taiwan. The purchase price of U-Sung was NT$234.8 million, which is equivalent to approximately $7.0 million, which substantially reflects the fair market value of the land and building acquired. No goodwill was recorded. Under an operating lease agreement, Hardinge Taiwan previously paid rent to U-Sung. Rent expense under that lease was $0.9 million, $0.6 million, and $0.5 million during the years ended December 31, 2005, 2004, and 2003, respectively.

The purchase price was comprised of the purchase of the shares in the amount of NT$132.7 million, which was equivalent to approximately $4.0 million at December 31, 2005 and the repayment of U-Sung loans in the amount of NT$102.1 million, which was equivalent to approximately $3.0 million at December 31, 2005. Per the terms of the Agreement, 30% was paid at closing. This amounted to NT$70.4 million, which was equivalent to approximately $2.1 million. The remaining 70% is due on March 31, 2006. This amounts to NT$164.3 million, which is equivalent to approximately $5.0 million. The purchase price is subject to adjustment based on the final audited balance sheet of U-Sung as of December 31, 2005.

New product development is important to the Company’s growth. Products are introduced each year to take advantage of new technologies available to the Company. These technologies generally allow the machine to run at higher speeds and with more power, thus increasing their efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another.

Multiple options are available on the broad range of the Company’s machines, which allow customers to customize their machines for the specific purpose, and cost objective they require. The Company produces machines for stock with popular option combinations for immediate delivery, as well as machines made to specific customer orders. In addition to its machines, the Company provides the necessary computer programming and tooling, as well as robotics and other parts handling equipment manufactured by it or others.

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

In addition to its machine lines, the Company offers the most extensive line of workholding devices available in the industry, which may be used on both its machines and those produced by others. The Company considers itself to be a worldwide leader in the design and manufacture of workholding devices for equipment.

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

Markets and Distribution

The Company markets its products in most industrialized countries of the world through a combination of distributors, agents and manufacturers’ representatives. In certain areas of the United States, Canada, China, Germany, and the United Kingdom, the company also uses a direct sales force. Generally, distributors have exclusive rights to sell the Company’s products in a defined geographic area.

Certain of the Company’s distributors operate independent businesses, purchase products from the Company at discounted prices and maintain inventories of these products for their customers, while agents and representatives sell products on behalf of the Company and receive commissions on sales. The Company’s commission schedule is adjusted to reflect the level of marketing and aftermarket support offered by its distributors. The Company’s direct sales personnel earn a fixed salary plus commission based upon a percentage of net sales.

Sales through distributors are made only on standard commercial open account terms or through letters of credit and are not included in the Company’s financing programs discussed below. Distributors take title to products upon shipment from the Company’s facilities and do not have any special return privileges.

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

The Company’s non-machine products are mainly sold in the United States through telephone orders to a toll-free “800” telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, the Company is able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. The Company can package and ship items with heavy demand within several hours. In other parts of the world, these products are sold through distributor arrangements associated with machine sales.

The Company promotes recognition of its products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, the Company markets its non-machine products through publication of general catalogues and other targeted catalogues, which it distributes to existing and prospective customers. The Company has a substantial presence on the internet at www.hardinge.com where customers can obtain information about the Company’s products and place orders for workholding products.

A substantial portion of the Company’s sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

In 2005, one customer accounted for approximately 6% of our consolidated sales. In 2004 and 2003, no single customer accounted for more than 5% of our consolidated sales.

The Company operates in a single business segment, industrial machine tools.

Competitive Conditions

The primary competitive factors in the marketplace for the Company’s machine tools are reliability, price, delivery time, service and technological characteristics. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. In the size and precision level the Company addresses with its turning machines and machining centers, the primary competition comes from several Japanese, German, Taiwanese and Korean manufacturers. Kellenberger, Hauser, Tripet and Tschudin grinding machines compete with machines from Japanese, German and other Swiss manufacturers. Management considers its segment of the industry to be extremely competitive. The Company believes that it brings superior quality, reliability, value, availability, capability and support to its customers.

Sources and Availability of Raw Materials

The Company manufactures and assembles its lathes and related products at its Elmira, New York plant. Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant and HTT products are produced at its Biel, Switzerland facility. Hardinge produces machining centers and a line of lathes at its plants in Taiwan and China. Some of the machining center products are sourced from manufacturers in Taiwan. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, and bar steel. The Company purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes, grinding machines and machining centers. There are multiple suppliers for virtually all of the Company’s raw material and components and the Company has not experienced a supply interruption in past years.

A major component of the Company’s CNC machines is the computer and related electronics package. The Company purchases a majority of these components from Fanuc Limited, a large Japanese electronics company. The Company also purchases those components from Siemens and Heidenhain, both substantial German manufacturers, for some of its machine lines. A disruption in supply of the computer controls from one of its suppliers could cause the Company to experience a substantial disruption of its operations, depending on the circumstances at the time. The Company purchases parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

Research and Development

The Company’s ongoing research and development program involves creating new products, modifying existing products to meet market demands and redesigning existing products to add both new functionality and reduce the cost of manufacturing. The research and development departments throughout the world are staffed with experienced design engineers with varying levels of education, from technical through doctoral degrees.

The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $9.1 million, $7.9 million and $8.2 million, in 2005, 2004, and 2003, respectively.

Patents

Although the Company holds several patents with respect to certain of its products, it does not believe that its business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

The Company’s business and that of the machine tool industry in general is cyclical. It is not subject to significant seasonal trends. However, the Company’s quarterly results are subject to fluctuation based on the timing of its shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, the Company has experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at its U.S. and European customers’ plants and the Company’s policy of closing its New York and Switzerland facilities for two weeks during the third quarter. As a result, the Company’s third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

The ability to deliver products within a short period of time is an important competitive criterion. The Company must have inventory on hand to meet customers’ delivery expectations, which for standard machines typically are between immediate to four weeks deliveries. Meeting this requirement is especially difficult with products made in Taiwan, where delivery is extended due to ocean travel times, depending on the location of the customer. This creates a situation where the Company must have inventory of finished machines available in its major markets, including the U.S., China, the U.K. and Germany, as well as finished or nearly finished machines in Taiwan.

The Company delivers many of its machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases the customer usually observes and inspects the parts being made on the machine at the Company’s facility before it is shipped and the timing of the sale is dependent upon the schedule of the customer. Therefore, sales from quarter to quarter can vary depending upon the timing of those customers’ acceptances and the significance of those orders.

The Company feels it is important, where practical, to provide readily available workholding and replacement parts for the machines it sells. The Company carries inventory at levels to meet these customer requirements.

Backlog

The Company’s order backlog was $66.8 million at December 31, 2005, compared to $66.3 million at December 31, 2004.

Orders for most products are subject to cancellation by the customer prior to shipment. On large orders for specialized equipment, there are generally cancellation charges associated. The level of unfilled orders at any given date during the year may be materially affected by the timing of the Company’s receipt of orders, the speed with which those orders are filled and the timing of customer acceptance of specialized equipment. Accordingly, the Company’s backlog is not necessarily indicative of actual shipments or sales for any specific future quarterly period, and period-to-period comparisons may not be meaningful.

Governmental Regulations

The Company believes that its current operations and its current uses of property, plant and equipment conform in all material respects to applicable laws and regulations.

Environmental Matters

The Company’s operations are subject to extensive federal and state legislation and regulation relating to environmental matters.

Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Activities at properties owned by the Company and on adjacent areas have resulted in environmental impacts.

In particular, the Company’s New York manufacturing facility is located within the Kentucky Avenue Well Field on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination. The Kentucky Avenue Well Field site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning Remedial Investigation/Feasibility Study for the Koppers Pond portion of the Kentucky Avenue Well Field site from the EPA. Koppers Pond (the “Pond”) is located on the Company’s property. The Company is among several potentially responsible parties being asked by the EPA to voluntarily participate in the remedial investigation and feasibility study to evaluate the nature and extent of the hazardous substances that have been detected in the Pond. The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Well Field Superfund site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

Until receipt of this notice, the Company had never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site. Environmental sampling on the Company’s property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that the Company’s property is contributing to the contamination. Since the remedial investigation and feasibility study has not commenced, the Company has not established a reserve for any potential costs relating to this site, as it is too early in the process to determine the Company’s responsibility as well as to estimate any potential costs to remediate.

Employees

As of December 31, 2005 the Company employed 1,429 persons, 616 of who were located in the United States. None of the Company’s employees are covered by collective bargaining agreements. Management believes that relations with the Company’s employees are good.

Foreign Operations and Export Sales

Information related to foreign and domestic operations and sales is included in Note 7 to the Consolidated Financial Statements contained in this Annual Report. The Company believes that its major manufacturing subsidiaries operate in countries in which the economic climate is relatively stable.

The strategy of the Company has been to diversify its sales and operations geographically so that the impact of economic trends in different regions can be balanced. The rapid growth in the manufacturing activity in Asia has been significant to the Company’s growth over the past few years.

Item 1A.—RISK FACTORS

The various risks related to our business include the risks described below. The business, financial condition or results of operations of Hardinge Inc. could be materially adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in the Form 10-K are not the only ones to which Hardinge Inc. is exposed. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

The cyclical nature of our business could cause fluctuations in our operating results.

Our business is cyclical in nature, following the strength and weakness of the manufacturing economies in the geographic markets we serve. As a result of this cyclicality, we have experienced, and in the future we can be expected to experience, significant fluctuations in our sales and operating income, which may affect our financial condition.

Our competitive position and prospects for growth may be diminished if we are unable to develop and introduce new and enhanced products on a timely basis that are accepted in the market.

The machine tool industry is subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings, especially with respect to computer controlled products. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in our competitive position and prospects for growth. Moreover, if technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Although we believe that we have the technological capabilities to remain competitive, developments by others may render our products or technologies obsolete or noncompetitive. Failure to effectively introduce new products or product enhancements on a timely basis could materially adversely affect our business, operating results and financial condition.

We may face trade barriers that could have a material adverse effect on our results of operations and result in a loss of customers or suppliers.

Trade barriers erected by the United States or other countries may interfere with our ability to offer our products in those markets. We manufacture a substantial portion of our products overseas and we sell our products throughout the world. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or supplies, any of which could have a material adverse effect on our results of operations and financial condition. Competition and trade barriers in those countries could require us to reduce prices, increase spending on marketing or product development, withdraw or not enter certain markets or otherwise take actions adverse to us.

In all jurisdictions in which we operate, we are also subject to the laws and regulations that govern foreign investment and foreign trade, which may limit our ability to repatriate cash as dividends or otherwise to the United States.

We compete with larger companies that have greater financial resources, and our business could be harmed by competitive inroads.

The markets in which our machine and non-machine products are sold are extremely competitive and highly fragmented. In marketing our products, we compete with other manufacturers primarily on quality, reliability, price, value, delivery time, service and technological characteristics. We compete with a number of U.S., European and Asian competitors, many of which are larger, have substantially greater financial resources than us, and are supported by governmental or financial institution subsidies. While we believe our product lines compete effectively in their markets, they may not continue to do so.

If we were unable to access financial markets on favorable terms, our liquidity, businesses and results of operations could be adversely affected.

The ability to raise financial capital, either in public or private markets, or through commercial banks, is critical to our current business and future growth. Our business is generally working capital intensive requiring fairly long cash out to cash in cycle. Also, we will rely on the availability of longer term financing or equity financing to make investments in new opportunities. Our access to the financial markets could be adversely impacted by various factors including the following:

•       Changes in credit markets that reduce available credit or the ability to renew existing facilities on acceptable terms;

•       A deterioration in our financial situation that would violate current covenants and/or prohibit us from obtaining capital from banks, financial institutions, or investors;

•       Extreme volatility in credit markets that increase margin or credit requirements; or

•       Volatility in our results that would substantially increase the cost of our overall capital.

In December 2005, the Company executed an amendment to its credit facilities which provide the Company with an additional $20.0 million on the revolving credit facility. This amendment is a temporary facility and expires on June 30, 2006. It is the Company’s intention to refinance this facility before it expires, however, no assurances can be made that this will occur.

Our operations and growth prospects would be adversely impacted if we are unable to attract and retain skilled employees to work at our manufacturing facilities.

We conduct substantially all of our manufacturing operations in relatively small urban areas, with the exception of our Shanghai facility. Our continued success depends on our ability to attract and retain a skilled labor force at these locations. If we are not able to attract and retain the personnel we require, we may be unable to develop, manufacture and market our products and expand our operations in a manner that best exploits market opportunities and capitalizes on our investment in our business. This would materially adversely affect our business, operating results and financial condition.

Prices of some raw materials, especially steel and iron products, fluctuate which can adversely affect our sales, costs, and profitability.

We manufacture products with a high iron castings or steel content, commodities for which worldwide prices have increased significantly. The availability of and prices for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If raw materials prices increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our business, financial condition and results of operations.

Due to future technological changes, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess.

The technology within our products changes and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, we may have to write off unusable inventory at some time in the future, which may adversely affect our results of operations and financial condition.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

Our strategy involves increasing our product offerings and the markets we serve through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

•       Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•       Diversion of management’s attention from normal daily operations of the business;

•       Potential difficulties in completing projects associated with in-process research and development

•       Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

•       Initial dependence on unfamiliar supply chains or relatively small supply partners;

•       Insufficient revenues to offset increased expenses associated with acquisitions; and

•       The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

•       Issue common stock that would dilute our current shareholders’ percentage ownership;

•       Assume liabilities;

•       Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•       Incur amortization expenses related to certain intangible assets;

•       Incur large and immediate write-offs, and restructuring and other related expenses; or

•       Become subject to litigation.

Mergers and acquisitions of companies are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities and personnel to an inability to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

Risks related to new product development also apply to acquisitions. Please see the risk factor above entitled, “Due to future technological changes, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excess” for additional information.

Fluctuations in the exchange rates between the U.S. dollar and any of several foreign currencies could increase our costs or decrease our revenue.

Our international operations generate sales in a number of foreign currencies, particularly Swiss Francs, Chinese RMB, English pounds sterling, Canadian dollars, Taiwanese dollars, and the Euro. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar. In addition, our purchases of components in yen, Euro, Taiwanese dollars, Swiss francs, and Chinese RMB are affected by inter-currency fluctuations in exchange rates.

Major changes in the economic situation of our customer base could require us to write-off significant parts of our receivables from customers.

In difficult economic periods, our customers lose work and find it difficult if not impossible to pay for products purchased from us. Although appropriate credit reviews are done at the time of sale, rapidly changing economic conditions can have sudden impacts on customers’ ability to pay.  We were especially exposed to this bad debt risk when we sold a substantial percentage of our products on time payment contracts supported by Hardinge. Since 2003, we have begun to use third party finance companies, but still run the risk of bad debts on existing time payment contracts and open accounts. If we write off significant parts of our customer accounts or notes receivable because of unforeseen changes in their business condition, it would adversely affect our results of operations and financial condition.

Some components and products are purchased from a single supplier or a limited number of suppliers. The loss of any of these suppliers may cause us to incur additional costs, result in delays in manufacturing and delivering our products or cause us to carry excess or obsolete inventory.

While components and supplies are generally available from a variety of sources, we currently depend on a limited number of suppliers for certain components for our products. Some components are purchased from a single supplier or a limited number of suppliers. For example, a large Japanese company and two European companies supply the computer and related electronics package used in the Company’s CNC machines. The Company’s purchases from these suppliers are not made pursuant to long-term contracts and are subject to the additional risks associated with purchasing products internationally, including risks associated with potential import restrictions and exchange rate fluctuations, as well as changes in tax laws, tariffs and freight rates. Although the Company believes that its relationship with these suppliers is good, there can be no assurance that the Company will be able to obtain these products from these suppliers on satisfactory terms indefinitely.

The Company believes that design changes could be made to its machines to allow sourcing from several other suppliers, however, a disruption in the supply of the components from any of these three suppliers could cause the Company to experience a material adverse effect on its operations.

Our quarterly results are seasonal and fluctuate based on customer delivery requirements.

Our quarterly results are subject to significant fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. With individual machines priced as high as $0.6 million and several machines sold together as a package, a request by a customer to delay shipment at quarter end could significantly affect our quarterly results. Traditionally, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our customers’ plants and our policy of closing our facilities during two weeks in July or August. As a result, our third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

The unplanned loss of current members of our senior management team and other key personnel may adversely affect our operating results.

The unplanned loss of senior management or other key personnel could impair our ability to carry out our business plan. We believe that our future success will depend in part on our ability to attract and retain highly skilled and qualified personnel. The loss of senior management or other key personnel may adversely affect our operating results as we incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions.

Our expenditures for post-retirement pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect or we are required to use different assumptions.

We provide defined benefit pension plans to eligible employees. Our pension expense, the funded status of our plans and related charges to equity for the amount of under funding, and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. For pension accounting purposes in our U.S. based plan, which is the largest of our plans, we assumed an 8.50% rate of return on pension plan assets for consideration of contributions for future years. We decreased the discount rate to 5.85% at September 30, 2005, the plan measurement date,  from 6.00% at September 30, 2004, and at September 30, 2003.

Lower investment performance of our pension plan assets resulting from a decline in the stock market could significantly impact the plan assets and future growth of the plan assets. Should the assets earn an average return less than 8.50% over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of 8.50% may reduce future pension expenses.

We establish the discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year based upon the available market rates for high quality, fixed income investments. A change in the discount rate will impact the funded status of our plans. An increase to the discount rate would reduce the future pension expense and conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we may be required to make a cash contribution of approximately $2.4 million to our U.S. pension plan in 2006. If our current assumptions and estimates are not correct, a contribution in years beyond 2006 may be greater than the projected 2006 contribution.

In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2005, the excess of projected benefit obligations over plan assets was $32.1 million and the excess of accumulated benefit obligations over plan assets was $21.0 million.

In 2004, the company made the decision that people hired by the U.S. company after March 1, 2004 will no longer be eligible for the defined benefit plan. They will instead be provided a company subsidized 401(k) plan.

Item 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—PROPERTIES

Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Acreage (Land)
Square Footage
Location	Type of Facility	(Building)
Owned Properties
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	80 acres 515,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Service, Demonstration and Administration	3 acres 123,204 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Turnkey Systems	4 acres 41,500 sq. ft.
Exeter, England	Sales, Marketing, Demonstration, Service, Turnkey Systems and Administration	2 acres 27,500 sq. ft.

Lease
Location	Type of Facility	Square Footage	Expiration Date
Leased Properties
Elmira, New York	Warehouse	55,999 sq. ft.	3/31/09
Shanghai, Peoples Republic of China	Product Assembly, Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration and Administration	53,529 sq. ft.	2/28/09
Biel, Switzerland	Engineering, Marketing, Sales, Service, and Administration	44,369 sq. ft.	12/31/07
Horseheads, New York	Warehouse	40,000 sq. ft.	12/31/06

Leicester, England	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	8/02/06
Raamsdonksveer, Netherlands	Sales, Service, Demonstration and Administration	10,226 sq. ft.	9/15/06
Cleveland, Ohio	Sales, Service and Demonstration	10,000 sq. ft.	8/01/07
Krefeld, Germany	Sales, Service, Demonstration and Administration	10,172 sq. ft.	5/31/10
Coventry, England	Storage	2,906 sq. ft.	8/29/09
Santa Ana, California	Sales	2,900 sq. ft.	7/31/07
Xian, Peoples Republic of China	Sales	1,913 sq. ft.	8/31/06
Chongqing, Peoples Republic of China	Sales	947 sq. ft.	10/23/06

ITEM 3.—LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is anticipated to be material to its financial condition or results of operations.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2005, no matters were submitted to a vote of security holders.

PART II

ITEM 5.—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol “HDNG.” The table also includes dividends per share, by quarter.

	2005			2004
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31	$15.27	$13.00	$0.03	$13.35	$9.25	$0.00
June 30	16.75	12.30	0.03	13.17	11.59	0.01
September 30	17.00	12.65	0.03	12.55	9.95	0.01
December 31	19.00	14.01	0.03	13.71	10.10	0.01

At March 7, 2006, there were 2812 holders of record of common stock.

The following tables provides information about issuer repurchases of our common stock by month for the quarter ended December 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1—October 31, 2005	—	N/A
November 1—November 30, 2005	771	$16.70
December 1—December 31, 2005	—	N/A
Total	771	$16.70

The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations in connection with the exercise of stock options by employees.

ITEM 6.—SELECTED FINANCIAL DATA

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2005	2004	2003	2002	2001
STATEMENT OF OPERATIONS DATA
Net sales	$289,925	$232,054	$185,302	$169,014	$209,522
Cost of sales	199,642	162,376	130,698	117,403	145,508
Unusual charge 2	—	—	—	—	27,237
Gross profit	90,283	69,678	54,604	51,611	36,777
Selling, general andadministrative expense 3	72,561	56,450	47,638	44,900	53,209
Provision for doubtful accounts 2	2,162	734	93	1,548	6,676
Impairment charge 2	—	—	—	—	5,519
Operating income (loss)	15,560	12,494	6,873	5,163	(28,627)
Interest expense	4,284	2,660	2,917	3,978	3,656
Interest (income)	(569)	(533)	(500)	(496)	(509)
Income (loss) before income taxes, minority interest in (profit) of consolidated subsidiary, and profit (loss) in investment of equity company	11,845	10,367	4,456	1,681	(31,774)
Income taxes (benefits) 1	2,373	3,542	14,667	(868)	(10,245)
Minority interest in (profit) of consolidated subsidiary	(2,466)	(2,433)	(1,257)	(566)	(642)
Profit in investment of equity company	—	—	184	17	318
Net income (loss) 1,2	$7,006	$4,392	$(11,284)	$2,000	$(21,853)
PER SHARE DATA:
Weighted average number of
Common shares
Outstanding—basic	8,761	8,745	8,708	8,687	8,695
Basic earnings (loss) per share	$0.80	$0.50	$(1.30)	$0.23	$(2.51)
Weighted average number of
Common shares
Outstanding—diluted	8,822	8,773	8,708	8,687	8,695
Diluted earnings (loss) per share	$0.79	$0.50	$(1.30)	$0.23	$(2.51)
Cash dividends declared per share	$0.12	$0.03	$0.02	$0.10	$0.53
BALANCE SHEET DATA
Working capital	$126,421	$122,181	$103,280	$103,864	$61,837
Total assets	300,276	286,311	245,707	256,285	257,872
Total debt	67,114	42,868	23,301	42,002	60,558
Shareholders’ equity	138,993	150,000	139,086	145,786	141,215

(1)          2003 results include a non-cash charge for income tax expense of $12,905 to provide a valuation allowance for the Company’s U.S. deferred tax assets as required by FAS 109.

(2)          2001 results include an unusual charge of $27,237 for inventory write-downs for underperforming product lines; a one time additional provision for doubtful accounts of $5,200; and $5,519 for impairment of goodwill and other underutilized assets. The after tax impact of those unusual items was $26,455 in aggregate.

(3)          2001 SG&A included amortization of goodwill of $826, whereas 2005, 2004, 2003 and 2002 had no amortization expense due to the adoption of Statement of Financial Accounting Standards No. 142.

ITEM 7.—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.   The Company’s primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. The Company is geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Approximately 63% of its 2005 sales were to customers outside of  North America, 61% of its 2005 products were manufactured outside of North America, and 57% of its employees are outside of North America.

The Company’s machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. The Company’s management believes that a key performance indicator is its order level as compared to industry measures of market activity levels.

The U.S. market activity metric most closely watched by management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. In 2005, industry-wide orders for metal cutting machine tools increased 9% versus 2004. In 2004, orders increased by 48% versus 2003. The AMT’s statistics include metal-cutting machines of all types and sizes, including segments where the Company does not compete. The Company does use this metric as an indication of overall market trends. While more detailed information regarding types of machines is not publicly available, the Company is able to obtain more detailed information because of its membership in the organization to determine market trends for the types of machines it distributes.

Similar information regarding machine tool consumption in foreign countries is published in various trade journals. In Germany, the Company’s second largest market, consumption measured in local currencies increased by 6% in 2005 versus 2004, and it was flat when comparing 2004 to 2003. In China, the Company’s third largest market, consumption increased by 15% in 2005 versus 2004, and increased by 37% in 2004 versus 2003. In the United Kingdom, the fourth largest market for the Company, machine tool consumption measured in pound sterling decreased by 1% in 2005 versus 2004, and increased by 19% in 2004 versus 2003.

Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the Company’s products. One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. This measurement has been at a good level during the past two years. Another measurement is capacity utilization for manufacturing companies, as reported by the Federal Reserve Board. This measurement has been on an upward trend, but has not yet reached the levels that have historically preceded a strong level of capital spending by manufacturers. The Company’s management is not aware of comparably reliable measures of foreign demand or customer activity.

Non-machine sales which includes accessories, repair parts, and service revenue have typically accounted for between 28% to 32% of overall sales and are an important part of the Company’s business, especially in the U.S. where Hardinge has an installed base of thousands of machines. Sales of these products do not vary on a year to year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

Other key performance indicators are geographic distribution of net sales and orders, gross profit as a percent of net sales, income from operations, working capital changes, and debt level trends. In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

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

In the past few years, pension liabilities have represented another significant uncertainty for the Company. The Company provides defined benefit pension plans for eligible employees in the U.S., Switzerland, England, and Taiwan. Recent declines in interest rates used to calculate the present value of future pension obligations and historically poor U.S. and UK equity market investment returns in recent years have resulted in deferred pension charges to equity of $4.8 million in 2005 and $1.1 million in 2004. Although these are non-cash charges that do not affect net income, the underlying economic causes reflect a risk of increased future pension expense. U.S. employees hired after March 1, 2004 will receive retirement benefits under the Company’s 401k defined contribution plan and will not be entitled to benefits under the defined benefit pension plan.

On November 3, 2004, the Company completed the acquisition of certain assets of the former Bridgeport Machine operations from Bridgeport International, a portfolio company of American Capital Strategies Ltd., and from the court appointed receiver of the former Bridgeport operations in the U.K. for a total cost of $12.3 million. The acquisition of the worldwide name, trademark, copyrights and other miscellaneous intangibles related to the operations of Bridgeport was recorded as an intangible asset of $6.8 million. Goodwill of $0.5 million was recorded resulting from the acquisition of a sales and service operation in Europe. The Company also purchased approximately $5.0 million of finished machine inventory at the time of the purchase.

The Bridgeport name has long been associated with a full range of quality machining centers. The Company uses this brand name for all of its machining center lines. The products of Bridgeport expanded the line of machines available in this segment. Also, the operations in the UK have been combined with the Company’s U.K. subsidiary to provide sales and service support for the complete line of Hardinge company products.

In January 2006, the Company executed its option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”). BPT had granted the Company the exclusive right to manufacture and sell certain versions of the knee-mill machine tools, accessories and spare parts under an Alliance Agreement dated November 3, 2004. Per the Alliance Agreement, the Company had agreed to pay to BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts.

The purchase price for the technical information was $5.0 million and it will be amortized over a ten-year period. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object code, customer lists and proprietary rights and assets of a similar nature. Subsequent to the purchase, no further royalties will be earned by BPT. Royalty expense under this agreement was $1.3 million, $1.2 million, and $0.8 million during the years ended December 31, 2005, 2004, and 2003, respectively.

On December 27, 2005, the Company entered into a Share Purchase Agreement with a group of selling shareholders pursuant to which those selling shareholders agreed to sell their shares in Hardinge Taiwan Limited (“Hardinge Taiwan”) to the Company. Pursuant to a Joint Venture Agreement dated March 16, 1999, the Company owned 51% of Hardinge Taiwan and the Selling Shareholders owned 49% of Hardinge Taiwan. The Company now owns 100% of Hardinge Taiwan, making it a wholly-owned subsidiary of the Company.

The purchase price of the shares was NT$298.8 million, which was equivalent to approximately $9.0 million at December 28, 2005. The purchase price is subject to adjustment based on the final audited balance sheet of Hardinge Taiwan as of December 31, 2005. The purchase price has primarily been recorded against the liability for equity of minority interest on the balance sheet. Based on the final audited balance sheet of Hardinge Taiwan, the purchase price adjustment will be a NT$3.9 million increase, which is equivalent to approximately $0.1 million and must be paid by March 31, 2006.

On December 28, 2005, the Company entered into a Share Sale and Purchase Agreement with Paul Ling and J.R. Ho (the two key managers of Hardinge Taiwan). The agreement grants the Company an irrevocable option exercisable in whole or part to sell up to 1,623,580 shares or approximately 16% of Hardinge Taiwan back to the two key managers on or before March 31, 2006, at an approximate share price of NT$57.83, which was equivalent to approximately $1.76 per share at December 31, 2005.

On December 27, 2005, Hardinge Taiwan entered into a Share Purchase Agreement with U-Sung Co. Ltd. (“U-Sung”), a company in the Republic of China pursuant to which Hardinge Taiwan purchased 100% of the shares of U-Sung. U-Sung owns the land and building in Nan Tou City, Taiwan, Republic of China that is occupied and leased by Hardinge Taiwan. The purchase price of U-Sung was NT$234.8 million, which is equivalent to approximately $7.0 million, which substantially reflects the fair market value of the land and building acquired. No goodwill was recorded. Under an operating lease agreement, Hardinge Taiwan previously paid rent to U-Sung. Rent expense under that lease was $0.9 million, $0.6 million, and $0.5 million during the years ended December 31, 2005, 2004, and 2003, respectively.

The purchase price was comprised of the purchase of the shares in the amount of NT$132.7 million, which was equivalent to approximately $4.0 million at December 31, 2005 and the repayment of U-Sung loans in the amount of NT$102.1 million, which was equivalent to approximately $3.0 million at December 31, 2005. Per the terms of the Agreement, 30% was paid at closing. This amounted to NT$70.4 million, which was equivalent to approximately $2.1 million. The remaining 70% is due on March 31, 2006. This amounts to NT$164.3 million, which is equivalent to approximately $5.0 million. The purchase price is subject to adjustment based on the final audited balance sheet of U-Sung as of December 31, 2005.

Results of Operations

2005 Compared to 2004

The following table summarizes certain financial data for 2005 and 2004:

	2005	2004	Change	% Change
	(dollars in thousands)
Net sales	$289,925	$232,054	$57,871	24.9%
Gross profit	90,283	69,678	20,605	29.6%
Income from operations	15,560	12,494	3,066	24.5%
Income before income taxes	11,845	10,367	1,478	14.3%
Net income	7,006	4,392	2,614	59.5%
Gross profit as % of net sales	31.1%	30.0%	1.1% pts
Income from operations as % of net sales	5.4%	5.4%	0.0% pts
Net income as % of net sales	2.4%	1.9%	0.5% pts

Net Sales.   Net sales were $289.9 million in 2005, an increase of $57.9 million or 24.9% compared to $232.1 million in 2004. Sales increased due to the addition of Bridgeport products, which were acquired in November 2004, and due to increased shipments of the Company’s other product lines. Sales of Bridgeport products were approximately $48.3 million in 2005 and $3.1 million in the part of 2004 following the Acquisition.

The table below summarizes our 2005 net sales by geographical region, with comparisons to 2004. Net sales in all three geographical regions increased in 2005 as compared to 2004.

Sales to Customers in:	2005	2004	Change	% Change
	(dollars in thousands)
North America	$105,851	$93,272	$12,579	13.5%
Europe	116,723	93,017	23,706	25.5%
Asia & Other	67,351	45,765	21,586	47.2%
Total	$289,925	$232,054	$57,871	24.9%

Sales to customers in North America, Europe and Asia and Other increased due to sales of the Bridgeport products in addition to increased sales of the Company’s other product lines.

Under U.S. accounting standards, income statement items of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. The net of these foreign currency translations relative to the U.S. dollar had a favorable impact on sales of $0.5 million. Excluding the impact of foreign currency translation, sales for 2005 increased $57.4 million or 24.7%.

The geographic mix of sales  as a percentage of total net sales is shown below:

Sales to Customers in:	2005	2004	Percentage Point Change
North America	36.5%	40.2%	(3.7%)
Europe	40.3	40.1	0.2%
Asia & Other	23.2	19.7	3.5%
Total	100.0%	100.0%

Sales of machines accounted for approximately 71.3% of net sales for 2005, as compared to 70.2% of net sales in 2004. Sales of non-machine products and services, consist of workholding, repair parts, services and accessories.

Orders and Backlog:   The Company’s orders by geographical region is below:

Orders from Customers in:	2005	2004	Change	% Change
	(dollars in thousands)
North America	$110,198	$100,636	$9,562	9.5%
Europe	123,212	91,895	31,317	34.1%
Asia & Other	56,985	63,147	(6,162)	(9.8%)
Total	$290,395	$255,678	$34,717	13.6%

Orders for 2005 were $290.4 million, an increase of $34.7 million or 13.6% compared to $255.7 million in 2004.        The increase is primarily due to orders for our new Bridgeport products, which were acquired in November 2004. Orders for the new Bridgeport products were $55.0 million in 2005 and $21.7 million in 2004.

The increase in orders in North America and Europe are due to the Bridgeport products. Orders in the Asia and Other region decreased due to the acquisition of Bridgeport in November 2004. That acquisition resulted in the conversion of $13.6 million in orders from Bridgeport to Hardinge for the Asia and Other region, resulting in a one-time increase in new orders for 2004. Our consolidated backlog at December 31, 2005 was $66.8 million, an increase of $0.5 million or 0.8% compared to $66.3 million at December 31, 2004.

Gross Profit.   Gross profit for 2005 was $90.3 million, an increase of $20.6 million or 29.6% compared to $69.7 million in 2004. The increased gross profit is primarily due to the increased net sales. In addition, gross profit percentage for 2005 was 31.1% of net sales compared to 30.0% of net sales in 2004. The increased gross profit percentage reflects changes in product mix and better utilization of manufacturing operations.

Selling, General, and Administrative Expense.   Selling, general and administrative (“SG&A”) expense was $72.6 million, or 25.0% of net sales for 2005, an increase of $16.1 million or 28.5% compared to $56.5 million, or 24.3% of net sales, in 2004. The increase in SG&A for the full year includes the following:  $8.8 million was due to the addition of two new sales, service and technical centers located in the U.K. and Holland to support the Bridgeport acquisition, $0.8 million resulted from increased commission expense due to higher sales, $1.9 million was driven by increased promotional and support costs in China. The remainder of the expense increase resulted primarily from expansion of the Company’s sales and support functions to manage the growth in worldwide operations.

Provision for Doubtful Accounts.   Bad debt expense was $2.2 million for 2005 compared to $0.7 million in 2004. The increase is due to additional reserves for the Company’s customer notes receivables. Each quarter, the Company reviews the sufficiency of its allowance for bad debts, based upon its recent experience, prior years experience and the makeup and aging of its current accounts and notes receivables, and adjusts the allowance for bad debts accordingly.  The Company discontinued issuing notes in 2002.

Income from Operations.   Income from operations was $15.6 million, or 5.4% of net sales for 2005, compared to $12.5 million, or 5.4% of net sales in 2004. The increase in income from operations is primarily due to the increase in net sales.

Interest Expense & Interest Income.   Interest expense includes interest payments under the Company’s credit facilities, realized gains or losses on the interest rate swap agreement and amortization of deferred financing costs associated with the Company’s credit facilities. Interest expense was $4.3 million for 2005 compared to $2.7 million in 2004. The increase was due to higher average borrowings, which is primarily attributable to the acquisition of the Bridgeport business, and an increase in working capital to support the increase in net sales.   Interest income was $0.6 million in 2005 and $0.5 million in 2004.

Income Tax Expense/Benefit.   Income tax expense was $2.4 million in 2005, compared to $3.5 million in 2004. The effective tax rate was 20.0% in 2005 and 34.2% in 2004. The decrease in the effective rate is due to non-cash reductions in certain income tax valuation allowances, primarily in the U.K., and accruals in the amount of $1.1 million and to changes in the mix of profits in various countries, offset by not recording a tax benefit for losses in the U.S. which resulted in an increase in our valuation allowance of $0.3 million. Our income tax expense primarily represents tax expense on profits in the Company’s foreign subsidiaries. There is no tax benefit recorded on losses in the U.S. in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). As specified in SFAS 109, the Company regularly reviews recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the case of the U. S. operations, this recoverability had been based largely on the likelihood of future taxable income.

Minority Interest In (Profit) of Consolidated Subsidiary.   Until December 27, 2005, the Company had a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In 2005, $2.5 million of reductions in consolidated net income were recorded, compared to $2.4 million in 2004. This represents the minority stockholders’ 49% share in the joint venture’s net income. This elimination of the minority interest in this consolidated subsidiary was consistent in both years due to the comparable profits at that subsidiary’s operations.

Net Income.   Net income for 2005 was $7.0 million or 2.4% of net sales, compared to $4.4 million, or 1.9% of net sales in 2004. Basic earnings per share was $0.80 and diluted earnings per share was $0.79 for 2005, compared to $0.50 per basic and diluted earnings per share for 2004.

Results of Operations

2004 Compared to 2003

Orders and Backlog:   The Company’s new orders rose 37% to $255.7 million in 2004 compared to $186.4 million in 2003, as shown in the table below:

Orders from Customers in:	2004	2003	Change	% Change
	(dollars in thousands)
North America	$100,636	$87,822	$12,814	14.6%
Europe	91,895	64,515	27,380	42.4%
Asia & Other	63,147	34,110	29,037	85.1%
Total	$255,678	$186,447	$69,231	37.1%

This $69.2 million increase in new orders included $7.6 million due to the decline in the exchange rate of the dollar against the operational currencies of some of the Company’s subsidiaries. This represents the increased dollar value of the orders originally recorded in the Swiss franc, British pound sterling, and the New Taiwanese dollars when those orders are translated into U.S. dollars for reporting purposes. The remaining $61.7 million increase in orders represents a 33.0% increase over 2003 orders.

The Company’s North American orders increased as market conditions improved. The increase in orders from European customers included $5.5 million of currency exchange impact and approximately $6.8 million of new Bridgeport products.   Without these two impacts, European orders increased by $15.0 million, or 23.3%, which reflects improved market conditions in Europe for the Company’s grinding operations and growing acceptance of the Company’s baseline machining center and turning products.

Orders in 2004 from Asia and Other regions includes a $13.6 million order for specialty grinding machines the Company was able to obtain after it purchased the assets of Bridgeport. The machines under this order will ship beginning in the later part of the first quarter and are anticipated to be completed by the fourth quarter of 2005. Translation affects of the currency rate changes added $2.1 million to the Asian orders when comparing the two years. Excluding these two items, orders increased by $13.4 million, or 39.3% reflecting growth in China as that market continues to expand.

The Company’s December 31, 2004 backlog of $66.3 million was 55.1% above the December 31, 2003 backlog of $42.7 million. The previously described currency exchange rate changes increased the dollar value of the backlogs of the Company’s foreign subsidiaries by $2.1 million. Excluding those impacts, the Company’s backlog increased by 50.3%.

The following table summarizes certain financial data for 2004 and 2003:

	2004	2003	Change	% Change
	(dollars in thousands)
Net sales	$232,054	$185,302	$46,752	25.2%
Gross profit	69,678	54,604	15,074	27.6%
Income from operations	12,494	6,873	5,621	81.8%
Income before income taxes	10,367	4,456	5,911	132.7%
Net income (loss)	4,392	(11,284)	15,676
Gross profit as % of net sales	30.0%	29.5%	0.5% pts.
Income from operations as % of net sales	5.4%	3.7%	1.7% pts.
Net income (loss) as % of net sales	1.9%	(6.1%)	8.0% pts.

Net Sales.   Net sales were $232.1 million in 2004, compared to $185.3 million in 2003. The increase in net sales of $46.8 million, or 25.2%, included increases in all three sales regions, as shown below:

Sales to Customers in:	2004	2003	Change	% Change
	(dollars in thousands)
North America	$93,272	$80,087	$13,185	16.5%
Europe	93,017	73,863	19,154	25.9%
Asia & Other	45,765	31,352	14,413	46.0%
Total	$232,054	$185,302	$46,752	25.2%

The previously discussed decline in the exchange rate of the dollar against the foreign currencies resulted in $7.9 million of the overall increase in sales. Excluding exchange rate impacts, sales increased by $38.9 million or 21.0%.

Sales to customers in North America increased as market conditions improved. Sales to European customers in 2004 were 25.9% above 2003 sales. Currency exchange rates impacted this number by $5.8 million and sales of the new Bridgeport products added approximately $3.1 million. Excluding these items, 2004 European sales increased by 13.5%, reflecting better market conditions and market acceptance of new products.

Sales in the Asia and Other region increased 46.0% to $45.8 million. This reflects the growing market in China and the Company’s continuing initiatives to expand its sales and support capabilities within that region.

The geographic mix of sales as a percentage of total net sales is shown in the table below:

Sales to Customers in:	2004	2003	Percentage Point Change
North America	40.2%	43.2%	(3.0%)
Europe	40.1	39.9	0.2%
Asia & Other	19.7	16.9	2.8%
Total	100.0%	100.0%

Machine sales represented 70.2% of 2004 net sales, as compared to 68.3% of 2003 net sales. Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

Gross Profit.   Gross profit was $69.7 million, or 30.0% of net sales in 2004, compared to $54.6 million, or 29.5% of net sales in 2003. The slightly higher gross profit percentage reflects better utilization of manufacturing fixed overhead as production levels increased in each of the Company’s manufacturing plants. Part of these benefits were offset by reduced gross profits caused by exchange rate changes for machines manufactured in Switzerland and Taiwan and sold in U.S. dollars, primarily in the U.S. and China.

Selling, General, and Administrative Expense.   Selling, general and administrative (“SG&A”) expense for the year 2004 were $56.5 million, or 24.3% of net sales, compared to $47.6 million, or 25.7% of net sales, in 2003. Overall, the expense increased due to commission expenses, which increased by $2.2 million on the higher volume, currency translation impacts of $2.1 million, addition of the sales and service operations of Bridgeport of $1.3 million and additional audit and other outside expenses associated with Sarbanes Oxley compliance of $0.7 million. The remainder of the expense increases results primarily from expansion of the Company’s sales and support functions to manage the growth in worldwide operations. SG&A expenses as a percentage of sales decreased due to the impact of comparing the fixed portions of these expenses against a larger sales volume.

Provision for Doubtful Accounts.   Bad debt expense was $0.7 million for the year 2004, compared to $0.1 million incurred during 2003. Each quarter, the Company reviews the sufficiency of its allowance for bad debts, based upon its recent experience, prior year’s experience and the makeup and aging of its current receivables, and adjusts the allowance for bad debts accordingly. In 2003, these reviews led to reduced expense as less additional provision was warranted. In addition, certain foreign entities, based on several years of minimal bad debt write-offs, recorded reductions to allowances for bad debts, which exceeded 2003 year charges by $0.4 million.

Income from Operations.   Income from operations increased to $12.5 million, or 5.4% of net sales, in 2004 from $6.9 million, or 3.7% of net sales in 2003 largely due to the increased sales level.

Interest Expense & Interest Income.   Interest expense for the year 2004 was $2.7 million, a reduction from $2.9 million in 2003 caused by reduced average borrowings. Interest income, primarily derived from previous years’ internally financed customer sales, was $0.5 million in 2004 and $0.5 million in 2003.

Income Taxes/Benefits.   Income tax expense in 2004 was $3.5 million and primarily represents taxes payable on profits in the Company’s operations in Switzerland and Asia. There is no tax benefit recorded on losses in the U.S. and the U.K, in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). The 2003 income tax expense of $14.7 million included a charge of $12.9 million to provide a valuation allowance for the Company’s U.S. deferred tax assets. As specified in SFAS 109, the Company regularly reviews recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the case of the U. S. operations, this recoverability had been based largely on the likelihood of future taxable income.

During the third quarter of 2003, it was determined that it was unlikely that the Company’s U.S. operations would return to profitability by the end of the year, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income and also has a three year cumulative pre-tax loss, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. The Company did not feel that this high standard for positive evidence could be fully met and the valuation allowance was established. Also, under the provisions of SFAS 109, no current year tax benefit is recognized for net operating loss carryforwards generated.

Minority Interest In (Profit) of Consolidated Subsidiary.   The Company has a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. In 2004 and 2003, respectively, $2.4 million and $1.3 million of reductions in consolidated net income represent the minority stockholders’ 49% share in the joint venture’s net income.

Profit In Investment of Equity Company.   The Company was a 50% owner of Hardinge EMAG GmbH, a joint venture with a German machine tool manufacturer, until the Company sold this investment in December 2003. The Company’s 50% share generated profits for Hardinge of $0.2 million in 2003.

Net Income (Loss).   Operations in 2004 generated net income of $4.4 million, or $0.50 per basic and diluted shares outstanding compared to a net loss of $(11.3 million) for the year 2003, or $(1.30) per basic and diluted share. As previously described, the 2003 loss included a $12.9 million charge for a valuation allowance against the Company’s U.S. deferred tax assets.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machines and equipment and to fund acquisitions.

At December 31, 2005, cash and cash equivalents were $6.6 million, compared to $4.2 million at December 31, 2004. The current ratio at December 31, 2005 was 2.65:1 compared to 3.00:1 at December 31, 2004.

Cash Flows from Operating Activities:

As shown in the Consolidated Statements of Cash Flows, cash used in operating activities was $5.8 million in 2005 compared to $6.6 million in 2004. This represents a decrease in cash used of $0.7 million.

The table below shows the changes in cash flows from operating activities by component:

	Cash Flow from Operating Activities
Cash provided by/(used in)	2005	2004	Change in Cash Flow
	(dollars in thousands)
Net income	$7,006	$4,392	2,614
Provision for deferred taxes	(1,734)	(420)	(1,314)
Depreciation and amortization	8,309	8,980	(671)
Accounts receivable	(5,846)	(17,470)	11,624
Inventories	(22,586)	(9,102)	(13,484)
Notes receivable	5,590	975	4,615
Other assets	(1,395)	(2,118)	723
Accrued expenses	2,176	(4,239)	6,415
Accounts payable	1,613	10,670	(9,057)
Minority interest	2,466	2,433	33
Other	(1,433)	(659)	(774)
Cash used in operating activities	$(5,834)	($6,558)	$724

Net cash used in operating activities was $5.8 million for 2005, compared to $6.6 million in 2004. In 2005, cash was provided by net income, depreciation and amortization, notes receivable, accounts payable and accrued expense. Cash was used in accounts receivable, inventories and other assets. Increased net income is due primarily to higher net sales. The increased receivables, inventory levels and accrued expenses are due to increased production and sales levels.

Cash Flows From Investing Activities:

Net cash used in investing activities was $15.3 million for 2005, compared to $13.2 million in 2004. Capital expenditures for 2005 were $4.8 million. Capital expenditures included leasehold improvement costs to outfit the new demonstration and technical center, which houses the activities of Bridgeport operations in the U.K and for routine replacements of other equipment. Capital expenditures for 2004 were $5.9 million. Capital expenditures for 2004 were used for equipment to outfit the Company’s new China manufacturing facility, equipment to improve productivity in manufacturing operations, and routine replacements of other equipment.

Cash flow from investing activities during 2005 included the purchase of 49% shares of Hardinge Taiwan for $9.0 million. Pursuant to a Joint Venture Agreement, the Company owned 51% of Hardinge Taiwan and other minority shareholders owned 49% of Hardinge Taiwan. On December 27, 2005, the Company purchased the remaining 49% of Hardinge Taiwan, making it a wholly owned subsidiary of the Company.

Cash flow from investing activities during 2005 included a partial payment for the purchase of U-Sung, Ltd. for $1.4 million, net of cash acquired. U-Sung owns the land and building in Nan Tou City, Taiwan, Republic of China that is occupied and leased by Hardinge Taiwan.

Cash flows from investing activities during 2004 also included the acquisition of intangibles and goodwill associated with Bridgeport for $7.3 million.

Cash Flows from Financing Activities:

Our cash flows from financing activities for 2005 and 2004 are summarized in the table below:

	Cash Flow from Financing Activities
Cash provided by/(used in)	2005	2004	Change in Cash Flow
	(dollars in thousands)
Borrowings on long-term debt	$23,364	$17,579	$5,785
Borrowings on short term notes payable	63,002	32,590	30,412
Repayments on short term notes payable	(61,716)	(30,620)	(31,096)
Sales/(purchases) of treasury stock	232	(347)	579
Payments of dividends	(1,064)	(265)	(799)
Cash provided by financing activities	$23,818	$18,937	$4,881

Cash provided by financing activities was $23.8 million for 2005, compared to $18.9 million for 2004. Debt, including notes payable, increased by $24.7 million in 2005 compared to $19.5 million in 2004. The additional debt level is due to the increase in working capital to support increased sales as a result of the Bridgeport acquisition and the purchase of the minority interest in Hardinge Taiwan. Payment of dividends used $1.1 million in 2005 compared to $0.3 million in 2004. In March 2005, the Company increased its quarterly dividend payout to $0.03 per share compared to $0.01 per share in 2004.

The Company maintained a revolving loan agreement with a group of U.S. banks that would have expired in August 2005. The loan agreement provided for borrowings of up to $30.0 million secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of 65% of its investment in its major subsidiaries. Interest charged on this debt was based on London Interbank Offered Rates (“LIBOR”) plus a spread, which varied depending on the Company’s debt to Earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio. A commitment fee of 0.65% was payable on the unused portion of this facility. At December 31, 2004, borrowings under this agreement totaled $24.9 million.

The Company also had a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described in the previous paragraph. The loan provided for repayment of the principal in twenty quarterly installments of $1.2 million through December 2007. Interest charged on this debt was based on LIBOR plus a spread, that varied depending on the Company’s debt to EBITDA ratio. The balance of the term loan at December 31, 2004 was $13.4 million.

In January 2005, the Company negotiated a revised loan agreement with the same bank group and amended the two agreements noted above. The amended agreement provides for a revolving loan facility allowing for borrowing of up to $40.0 million through January 2011 and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through December 2010. These loans are secured by substantially all of our domestic assets, other than real estate, and a pledge of 65% of our investment in our major subsidiaries. Interest charged on this debt is based on LIBOR plus a spread that varies depending on the Company’s debt to EBITDA ratio. A variable commitment fee of 0.175% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.

In December 2005, The Company executed an amendment to the loan agreement described above which provides the Company with an additional $20.0 million on the revolving loan facility. This amendment is a temporary facility and expires June 30, 2006. The Company intends to refinance this agreement in 2006 prior to its termination. This amendment was arranged through the same bank group as the original facility discussed above. It also has the same security and similar financial covenants as provided under the loan agreements described above. At December 31, 2005, the outstanding balance on the amended revolving loan facility was $30.9 million. At December 31, 2005, the outstanding balance on the term loan was $25.2 million.

The Company has a $8.0 million unsecured short-term line of credit from a bank with interest based on a fixed percent over the one-month LIBOR. There were no outstanding balances on this line at December 31, 2005. The outstanding balance on this line at December 31, 2004 was $1.8 million. The agreement is negotiated annually and requires no commitment fee.

The Company maintains a $1.6 million standby letter of credit, which expires March 31, 2007, for potential liabilities pertaining to self-insured workers compensation exposure.

The Company’s Kellenberger AG (“Kellenberger”) subsidiary maintains a loan agreement with a Swiss bank providing for borrowing of up to 7.5 million Swiss francs, which is equivalent to approximately $5.7 million at December 31, 2005. This agreement is secured by the real property owned by Kellenberger. At December 31, 2005, borrowings under this mortgage were $5.7 million. There were no borrowings under this mortgage at December 31, 2004.

Kellenberger also maintained an unsecured overdraft facility with commercial banks that permitted borrowings of up to 6.5 million Swiss Francs, which is equivalent to approximately $5.0 million at December 31, 2005. These lines provided for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2004, borrowings under these lines were $0.5 million.

During 2005, Kellenberger entered into an amended overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which is equivalent to approximately $5.7 million at December 31, 2005. This replaced the overdraft facility described in the paragraph above. At December 31, 2005, there were no borrowings outstanding under this facility.

The Company’s HTT subsidiary maintains a loan agreement with a Swiss bank providing for borrowings of up to 6.3 million Swiss Francs, which is equivalent to approximately $4.8 million at December 31, 2005. This agreement is secured by real property owned by HTT. Borrowings under this agreement were $1.5 million at December 31, 2005. There were no borrowings under this agreement at December 31, 2004.

HTT also maintains an unsecured overdraft facility with a commercial bank that permits borrowings of up to 10.0 million Swiss Francs, which is equivalent to approximately $7.6 million at December 31, 2005. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. Borrowings under these lines were $2.3 million and $0.4 million at December 31, 2005 and December 31, 2004.

The Company’s Hardinge Machine Tools, Ltd. subsidiary maintains an overdraft facility that allows for borrowing up to 0.25 million pounds sterling, which is equivalent to approximately $0.4 million at December 31, 2005. There were no borrowings under this facility at December 31, 2005 or 2004. Hardinge Machine Tool, Ltd. also has a mortgage agreement with total remaining loan balances of $1.5 million and $1.8 million, at December 31, 2005 and 2004, respectively.

Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

These facilities, along with other short-term credit agreements, provide for immediate access of up to $118.9 million. Total outstanding borrowings at December 31, 2005 were $67.1 million.

The Company was in compliance with all financial covenants at December 31, 2005 and 2004.

During May 2004, the Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3 effective, registering $50 million of the Company’s common stock. The filing of this shelf registration statement could facilitate the Company’s ability to raise capital, should the Company decide to do so, in the future. The amount, price and other terms of the common stock will be determined at the time of any particular transaction.

The Company conducts some of its manufacturing, sales and service operations from leased space, with lease terms up to 20 years, and uses certain data processing equipment under lease agreements expiring at various dates. Rent expense under these leases totaled $2.1 million, $2.0 million, and $2.3 million, during the years ended December 31, 2005, 2004, and 2003, respectively.

The following table show our future commitments in effect as of December 31, 2005 (in thousands):

	2006	2007	2008	2009	2010	Thereafter
Debt payments	$12,955	$5,387	$5,396	$5,409	$28,424	$5,740
Operating lease obligations	1,838	1,333	611	456	315	1,078
Purchase commitments	12,142	—	—	—	—	—
Standby letters of credit	1,647	—	—	—	—	—

The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2006.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Market Risk

The following information has been provided in accordance with the Securities and Exchange Commission’s requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

The Company’s earnings are affected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $1.0 million in 2005 and $0.3 million in 2004, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and interest rate swap agreements.

The Company’s operations consist of manufacturing and sales activities in foreign jurisdictions. The Company currently manufactures its products in the United States, Switzerland, Taiwan and China using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent company purchases grinding machines manufactured in Switzerland by its two Swiss subsidiaries. Likewise, it purchases machining centers and other machines manufactured in Taiwan by its owned Taiwanese subsidiary and other Taiwanese manufacturers. The Company’s subsidiaries in the U.K., Germany, Switzerland and Canada sell products in local currency to customers in those countries. The Company’s Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result of these sales in various currencies and in various countries of the world, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, Euro, New Taiwan Dollar, and Japanese yen. To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency based purchases and sales, the Company occasionally hedges by entering into foreign exchange forward contracts for amounts less than its projected three to six months of such purchase and sales transactions.

Discussion of Critical Accounting Policies

The preparation of the Company’s financial statements requires the application of a number of accounting policies which are described in the notes to the financial statements. These policies require the use of assumptions or estimates, which, if interpreted differently under different conditions or circumstances, could result in material changes to the reported results. Following is a discussion of those accounting policies, which were reviewed with the Company’s audit committee, and which the Company feels are most susceptible to such interpretation.

Accounts and Notes Receivable.   The Company assesses the collectibility of its trade accounts and notes receivable using a combination of methods. It reviews large individual accounts for evidence of circumstances that suggest a collection problem might exist. Such situations include, but are not limited to, the customer’s past history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and recent collection activities. The Company’s notes receivable are limited to machine sales to end-user customers in North America for years prior to 2003, and a security interest is normally maintained in the equipment sold under terms of the notes. In cases where repossession may be likely, the Company estimates the probable resale potential of the assets to be repossessed net of repossession, refurbishment and resale costs, and provides a reserve for the remaining receivable balance after realization of such proceeds. The Company provides a reserve for losses based on current payment trends in the economies where it holds concentrations of receivables and provides a reserve for what it believes to be the most likely risk of uncollectibility. In order to make these allowances, the Company relies on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

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

The Company includes in the cost of its inventories a component to cover the estimated cost of manufacturing overhead activities associated with production of its products.

The Company believes that being able to offer immediate delivery on many of its products is critical to its competitive success. Likewise, it believes that maintaining an inventory of service parts, with a particular emphasis on purchased parts, is especially important to support its policy of maintaining serviceability of its products. Consequently, it maintains significant inventories of repair parts on many of its machine models, including some, which are no longer in production.  The Company’s ability to accurately determine which parts are needed to maintain this serviceability is critical to its success in managing this element of its business.

Intangible Assets.   The Company has acquired other machine tool companies or assets of companies. When doing so, it has used outside specialists to assist it in determining the value of assets acquired, and has used traditional models for establishing purchase price based on EBITDA multiples and present value of future cash flows. Consequently, the value of goodwill and other purchased intangible assets on the Company’s balance sheet has been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity.

Net Deferred Tax Assets.   As specified in Statement of Financial Accounting Standards No.109 (SFAS 109), the Company annually reviews the recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the Company’s case, this recoverability had been based largely on the likelihood of future taxable income.

During the third quarter of 2003, it was determined that it was unlikely that the Company’s U.S. operations would return to profitability by the end of the year, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. The Company did not feel that this high standard for positive evidence could be fully met and the valuation allowance was established. The Company, has continued to record a full valuation allowance against its net deferred tax assets in the U.S. During 2005, the Company reduced the valuation allowance related to the deferred tax asset in the U.K.

Retirement Plans.   The Company sponsors various defined benefit pension plans and one postretirement benefit plan, all as described in Note 10 of the Consolidated Financial Statements. The calculation of the Company’s plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. The Company believes that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

The Company annually reviews the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive highest ratings by recognized rating agencies. The Company discounted its future plan liabilities for its U.S. plan using a rate of 5.85% and 6.00% at its plan measurement dates of September 30, 2005 and 2004. The Company discounted its future plan liabilities for its foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.41% and 3.78% at their measurement dates of December 31, 2005 and 2004, respectively. A change in the discount rate can have a significant effect on retirement plan expense. For example, a decrease in the discount rate of a quarter of a percentage point would increase U.S. pension expense by approximately $0.3 million and would change foreign pension expenses and postretirement expenses by lesser amounts.

The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. The Company reviews its expected rate of return annually based upon information available to the Company at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. The Company used an expected rate of return of 8.50% at its plan measurement dates of September 30, 2005 and 2004 for its U.S. plan. The Company used rates of return appropriate for each country for its foreign plans which resulted in a blended expected rate of return of 5.07% and 5.03% at their measurement dates of December 31, 2005 and 2004, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of a quarter of a percentage point would increase U.S. pension expense by approximately $0.2 million and would change foreign pension plan expenses by lesser amounts.

New Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 (“SFAS No. 151”), “Inventory Costs - An Amendment of ARB No. 43, Chapter 4”. SFAS No. 151 amends ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 effective January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on future results of the Company.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS No. 123R. SFAS No. 123R will now be effective beginning with the first fiscal year that begins after June 15, 2005. As a result of the SEC amendment, the Company will adopt SFAS No. 123R in 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. Since there are no unvested stock options outstanding, the Company does not expect that the adoption of SFAS No. 123R will have a material impact on the consolidated financial statements or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”  (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes”, (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. The Company will adopt SFAS No. 154 during 2006 and does not expect that the adoption will have a material impact on the consolidated financial statements.

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

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is incorporated herein by reference to the section entitled “Market Risk” in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10K.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARDINGE INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
December 31, 2005

Schedule II—Valuation and Qualifying Accounts is included in Item 15(a) of this report.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Hardinge Inc.

We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hardinge Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 10, 2006

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
	(In Thousands Except Per Share Data)
Net sales	$289,925	$232,054	$185,302
Cost of sales	199,642	162,376	130,698
Gross profit	90,283	69,678	54,604
Selling, general and administrative expense	72,561	56,450	47,638
Provision for doubtful accounts	2,162	734	93
Income from operations	15,560	12,494	6,873
Interest expense	4,284	2,660	2,917
Interest (income)	(569)	(533)	(500)
Income before income taxes, minority interest in (profit) of consolidated subsidiary, and profit in investment of equity company	11,845	10,367	4,456
Income taxes	2,373	3,542	14,667
Minority interest in (profit) of consolidated subsidiary	(2,466)	(2,433)	(1,257)
Profit in investment of equity company	—	—	184
Net income (loss)	$7,006	$4,392	$(11,284)
Per share data:
Basic earnings per share:
Weighted average number of common shares Outstanding	8,761	8,745	8,708
Basic earnings (loss) per share	$0.80	$0.50	$(1.30)
Diluted earnings per share:
Weighted average number of common shares Outstanding	8,822	8,773	8,708
Diluted earnings (loss) per share	$0.79	$0.50	$(1.30)
Cash dividends declared per share	$0.12	$0.03	$0.02

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$6,552	$4,189
Accounts receivable, net	67,559	65,005
Notes receivable, net	4,060	6,946
Inventories	117,036	100,738
Deferred income tax	744	—
Prepaid expenses	6,921	6,509
Total current assets	202,872	183,387
Property, plant and equipment:
Land and buildings	60,200	57,618
Machinery, equipment and fixtures	102,057	107,142
Office furniture, equipment and vehicles	8,704	7,983
	170,961	172,743
Less accumulated depreciation	104,640	105,968
Net property, plant and equipment	66,321	66,775
Other assets:
Notes receivable	3,683	6,445
Deferred income taxes	455	427
Intangible pension asset	247	304
Other intangible assets	7,438	7,551
Goodwill	17,699	20,376
Other	1,561	1,046
	31,083	36,149
Total assets	$300,276	$286,311

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In Thousands)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,454	$25,404
Notes payable to bank	3,803	2,762
Deferred purchase price of acquisitions	5,129	—
Accrued expenses	19,920	18,670
Accrued pension expense	2,375	1,541
Accrued income taxes	3,223	4,230
Deferred income taxes	2,592	3,706
Current portion of long-term debt	12,955	4,893
Total current liabilities	76,451	61,206
Other liabilities:
Long-term debt	50,356	35,213
Accrued pension expense	19,731	15,909
Deferred income taxes	2,646	3,208
Accrued postretirement benefits	5,985	5,927
Derivative financial instruments	1,709	5,502
Other liabilities	4,405	3,225
	84,832	68,984
Equity of minority interest	—	6,121
Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued—none
Common stock, $.01 par value:
Authorized shares—20,000,000;
Issued shares—9,919,992 at December 31, 2005 and 2004	99	99
Additional paid-in capital	60,387	60,538
Retained earnings	104,219	98,277
Treasury shares—1,063,287 at December 31, 2005 and
1,090,941 shares at December 31, 2004.	(13,697)	(14,119)
Accumulated other comprehensive (loss) income	(11,029)	6,230
Deferred employee benefits	(986)	(1,025)
Total shareholders’ equity	138,993	150,000
Total liabilities and shareholders’ equity	$300,276	$286,311

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Operating activities
Net income (loss)	$7,006	$4,392	$(11,284)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	8,309	8,980	8,668
Provision for deferred income taxes	(1,734)	(420)	13,291
Minority interest	2,466	2,433	1,257
Loss on sale of equity investment	—	—	121
Unrealized foreign currency transaction loss	(1,490)	(722)	(950)
Changes in operating assets and liabilities:
Accounts receivable	(5,846)	(17,470)	(3,256)
Notes receivable	5,590	975	1,427
Income tax receivable	—	—	5,795
Inventories	(22,586)	(9,102)	5,296
Other assets	(1,395)	(2,118)	(2,300)
Accounts payable	1,613	10,670	(1,217)
Accrued expenses	2,176	(4,239)	5,337
Accrued postretirement benefits	57	63	26
Net cash (used in) provided by operating activities	(5,834)	(6,558)	22,211
Investing activities
Capital expenditures	(4,814)	(5,861)	(1,534)
Purchase of minority interest in Hardinge Taiwan	(9,022)	—	—
Purchase of U-Sung, net of cash acquired	(1,419)	—	—
Purchase of intangible assets and goodwill	—	(7,317)	—
Proceeds from sale of equity investment	—	—	1,736
Investment in equity company	—	—	(184)
Net cash (used in) provided by investing activities	(15,255)	(13,178)	18
Financing activities
Borrowings under short-term notes payable to bank	63,002	32,590	37,486
Repayments to short-term notes payable to bank	(61,716)	(30,620)	(42,436)
Increase (decrease) in long-term debt	23,364	17,579	(14,714)
Net sales (purchases) of treasury stock	232	(347)	25
Dividends paid	(1,064)	(265)	(178)
Net cash provided by (used in) financing activities	23,818	18,937	(19,817)
Effect of exchange rate changes on cash	(366)	249	152
Net increase (decrease) in cash	2,363	(550)	2,564
Cash and cash equivalents at beginning of year	4,189	4,739	2,175
Cash and cash equivalents at end of year	$6,552	$4,189	$4,739

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
					Other
		Additional			Comp.	Deferred	Total
	Common	Paid-in	Retained	Treasury	Income	Employee	Shareholders’
	Stock	Capital	Earnings	Stock	(Loss)	Benefits	Equity
	(Dollars in thousands)

Balance at December 31, 2002	$99	$61,139	$105,612	($15,068)	($4,562)	($1,434)	$145,786
Comprehensive Income
Net (loss)			(11,284)				(11,284)
Other comprehensive (loss) income
Pension liability					(3,940)		(3,940)
Foreign currency translation adjustment					10,252		10,252
Unrealized gain on cash flow hedge					524		524
Unrealized (loss) on net investment hedge					(2,667)		(2,667)
Comprehensive (loss)							(7,115)
Dividends declared			(178)				(178)
Shares issued pursuant to long-term incentive plan		(508)		1,171		(663)
Shares forfeited pursuant to long-term incentive plan				(16)		16
Amortization (long-term incentive plan)						568	568
Net sale of treasury stock		(45)		70			25
Balance at December 31, 2003	$99	$60,586	$94,150	($13,843)	($393)	($1,513)	$139,086
Comprehensive Income
Net income			4,392				4,392
Other comprehensive income (loss)
Pension liability					(1,097)		(1,097)
Foreign currency translation adjustment					9,263		9,263
Unrealized gain on cash flow hedge					707		707
Unrealized (loss) on net investment hedge					(2,250)		(2,250)
Comprehensive income							11,015
Dividends declared			(265)				(265)
Shares issued pursuant to long-term incentive plan		(10)		49		(40)	(1)
Shares forfeited pursuant to long-term incentive plan		0		(16)		16
Amortization (long-term incentive plan)						512	512
Net purchase of treasury stock		(38)		(309)			(347)
Balance at December 31, 2004	$99	$60,538	$98,277	($14,119)	$6,230	($1,025)	$150,000
Comprehensive Income
Net income			7,006				7,006
Other comprehensive income (loss)
Pension liability					(4,842)		(4,842)
Foreign currency translation adjustment					(15,874)		(15,874)
Unrealized gain on cash flow hedge					824		824
Unrealized (loss) on net investment hedge					2,633		2,633
Comprehensive (loss)							(10,253)
Dividends declared			(1,064)				(1,064)
Shares issued pursuant to long-term incentive plan		(20)		694		(674)	—
Shares forfeited pursuant to long-term incentive plan		0		(763)		308	(455)
Amortization (long-term incentive plan)						405	405
Net purchase of treasury stock		(131)		491			360
Balance at December 31, 2005	$99	$60,387	$104,219	($13,697)	($11,029)	($986)	$138,993

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1. Significant Accounting Policies

Nature of Business

Hardinge Inc. (the “Company”) is a machine tool manufacturer, which designs, manufactures and distributes metal cutting lathes, grinding machines, machining centers, and tooling and accessories related to metal cutting machines. Sales are primarily to customers in North America, Europe, and Asia. A substantial portion of the Company’s sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The consolidated accounts do not include an unconsolidated subsidiary, which was a joint venture in which the Company owned 50% of the stock but did not have control of operations. This investment was reported using the equity method. The Company sold its interest in this company in December 2003.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase. The fair value of the Company’s cash and cash equivalents approximates carrying amounts due to the short maturities.

Accounts Receivable

The Company performs periodic credit evaluations of the financial condition of its customers. The Company in the past offered financing terms of up to seven years for its customers in the United States and Canada and filed a lien against the equipment purchased under those terms. A description of that financing is included in Notes Receivable below. No collateral is required for sales made on open account terms with payment due within thirty days. Letters of credit from major banks back the majority of sales in the Asian region. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. The Company considers trade accounts receivable to be past due when in excess of 30 days past terms, and charges off uncollectible balances when all collection efforts have been exhausted.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Significant Accounting Policies (Continued)

Notes Receivable

In the past, the Company provided long-term financing for the purchase of its equipment by qualified end-user customers in North America. In 2002, the Company replaced the internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. The amount of notes receivable outstanding was $7.7 million and $13.4 million at December 31, 2005, and December 31, 2004, respectively.

In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company’s experience that such equipment resales have realized most, but not all, of the remaining contract value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its note customers to make required payments.

The Company previously sold a substantial portion of its underlying customer notes receivable to various financial institutions. The remaining outstanding balance of all notes sold, as of December 31, 2005 and December 31, 2004 was $2.4 million and $7.1 million, respectively. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There are no repurchase or remarketing agreements with these third parties.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of prepaid insurance, prepaid real estate taxes, prepaid software license agreements, and security deposits on certain inventory purchases. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying asset.

Inventories

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead.

The Company assesses the valuation of its inventories and reduces the carrying value of those inventories that are obsolete or in excess of the Company’s forecasted usage to their estimated net realizable value. The Company estimates the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for the Company’s products is less favorable than the Company’s forecasts, inventories may be required to be reduced, which would result in additional expense to the Company.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions, renewals or betterments are capitalized to property accounts. Maintenance and repairs are expensed to operations as incurred. The cost of assets retired, sold or otherwise disposed of and the related accumulated depreciation are

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Significant Accounting Policies (Continued)

eliminated from the accounts at the time of disposal and any resultant gain or loss is credited or included as a component of income from operations.

Depreciation expense is computed on the straight-line and accelerated methods over their estimated useful lives. Total depreciation expense on property, plant and equipment was $8.1 million, $8.3 million, and $7.9 million for 2005, 2004 and 2003, respectively. The depreciable lives of the Company’s fixed assets vary according to their estimated useful lives and generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment.

Goodwill and Intangibles

The Company accounts for goodwill and intangibles in accordance with Statements of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment. Intangible assets that are determined to have a finite life will continue to be amortized over their estimated useful lives and are also subject to review for impairment.

Other intangible assets include the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in November 2004. The Company uses the Bridgeport brand name on all of its machining center lines, and therefore, the asset has been determined to have an indefinite useful life.  No instances of impairment were noted on the Company’s goodwill and other intangible assets for the years ended December 31, 2005, 2004 and 2003. Footnote 3 provides a summary of goodwill and intangible assets segregated into amortizable and nonamortizable amounts.

Income Taxes

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In addition, the amount of any future tax benefits is reduced by a valuation allowance until it is more likely than not those benefits will be realized.

The Company recorded a full valuation allowance for its U.S. net deferred tax assets in 2003. SFAS 109 requires that a valuation allowance be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company’s current and past performance, the market conditions in which the Company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc. that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment and are a major consideration in the Company’s decision to establish a valuation allowance.

The Company continues to maintain a full valuation allowance on the tax benefits of its U.S. net deferred tax assets and the Company expects to continue to record a full valuation allowance on future tax

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Significant Accounting Policies (Continued)

benefits until an appropriate level of profitability in the U.S. is sustained. The Company also maintains a valuation allowance on its U.K. deferred tax asset for minimum pension liabilities. Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of its U.S. operations.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The Company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Switzerland, U.K., Canada, China and Taiwan federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the Company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Accordingly, these substantial judgment items impacted the effective tax rate for 2005.

Revenue Recognition

The Company ships and bills directly to both distributors and end-user customers.

The Company does not offer any special return privileges to distributors related to inventory they may carry for their own commercial use. The Company recognizes revenue from product sales upon shipment of the product, which is when title and all risk of ownership are transferred. The only exception is in the case where a larger multiple machine installation is delivered which requires run-offs and customer acceptance at their facility. In such cases, revenue is recognized in the period of acceptance by the customer.

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

These liabilities are reported in accrued expenses on the Company’s consolidated balance sheet.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Significant Accounting Policies (Continued)

Changes in the Company’s product warranty accrual are as follows:

	2005	2004
	(dollars in thousands)
Balance at beginning of period	$1,449	$1,671
Provisions for warranties	1,541	923
Warranties settlement costs	(1,333)	(1,238)
Other—currency translation impact	(154)	93
Balance at end of period	$1,503	$1,449

Research and Development Costs

The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $9.1 million, $7.9 million, and $8.2 million, in 2005, 2004, and 2003, respectively.

Foreign Currency Translation

In accordance with SFAS No. 52 “Foreign Currency Translation”, the Company translates foreign currencies into U.S. dollars. The functional currency for translating the accounts of the Company’s operations outside the U.S. is the currency of the country in which the subsidiary is geographically located. The translation from the applicable foreign currencies is performed for all balance sheet accounts of foreign subsidiaries using exchange rates in effect at the balance sheet date and income statement items are translated at an average exchange rate for the period. The gain or loss resulting from translating subsidiary financial statements is recorded as a separate component of the consolidated statement of shareholders’ equity as other comprehensive income. Gains and losses resulting from foreign currency denominated transactions are included as a component of selling, general and administrative expense in the Company’s Consolidated Statement of Operations.

Impairment of Long Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a comparison is made of the carrying value of the asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Fair Value of Financial Instruments

Financial Instruments are disclosed in accordance with SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, which requires the Company to disclose the fair value of its financial instruments for which it is practicable to estimate fair value. The Company used the following methods and assumptions in estimating its fair value disclosure for financial instruments:

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Significant Accounting Policies (Continued)

Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses:  The carrying value of these items approximates fair value because of the relatively short maturities of these instruments.

Notes receivable:  At December 31, 2005 and 2004, the carrying value of these notes approximated the fair value.

Long-term debt:  The fair value of variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.

Interest rate swap and foreign currency swap agreement:  The fair value of the swap agreement is based on quoted market prices for similar instruments.

Related to the Company’s term loan, the Company entered into a cross-currency swap agreement and an interest rate swap agreement (see Note 4). At December 31, 2005, the fair market values of the currency swap and interest rate swap were liabilities of $2.9 million and $0.1 million, respectively. At December 31, 2004 the fair market values of the currency swap and interest rate swap were liabilities of $7.3 million and $0.7 million, respectively.

Derivative Financial Instruments

As a multinational company, the Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect the Company’s results of operations and financial condition.

The Company enters into derivative instruments, including interest rate swaps and foreign currency forwards to manage its interest rate and foreign currency risks. The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133 requires the Company to recognize all its derivative instruments as either assets or liabilities on the balance sheet and measures those instruments at fair value. The Company’s derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales.

The Company enters into foreign currency forwards to hedge fluctuations in foreign currency cash flows due to certain intercompany sales. The Company has designated these forward contracts as cash flow hedges. Gains or losses resulting from the changes in the fair value of these hedging contracts, except for any ineffectiveness of the hedge, are deferred in accumulated other comprehensive income. These deferred gains or losses are recognized in the Company’s Consolidated Statement of Operations in the same period that the hedged item is recognized.

At December 31, 2005 and 2004, the Company had notional principal amounts of approximately $5.0 million and $3.3 million, respectively, in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

Derivative instruments that are not qualifying hedges must be adjusted to fair value through earnings. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Significant Accounting Policies (Continued)

hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No. 128 “Earnings Per Share”. SFAS No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share excludes the effect of common stock equivalents and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could result if securities were exercised or converted into common stock. Diluted earnings per share assumes the exercise of stock options using the treasury stock method and restricted stock is treated as issued shares at time of award in accordance with the treasury stock method over the period of their vesting.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by SFAS No. 128:

	Year Ended December 31,
	2005	2004	2003
	(in thousands except for per share amounts)
Net income (loss)	$7,006	$4,392	$(11,284)
Numerator for basic earnings (loss) per share	7,006	4,392	(11,284)
Numerator for diluted earnings (loss) per share	7,006	4,392	(11,284)
Denominator for basic earnings (loss) per share —weighted average shares	8,761	8,745	8,708
Effect of diluted securities: restricted stock and stock options	61	28	—
Denominator for diluted earnings (loss) per share —adjusted weighted average shares	8,822	8,773	8,708
Basic earnings (loss) per share	$0.80	$0.50	$(1.30)
Diluted earnings (loss) per share	$0.79	$0.50	$(1.30)

Stock-Based Compensation

The Company grants restricted shares of common stock and stock options to certain officers and other key employees. The Company accounts for restricted share grants and stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. The stock options issued under the 1996 and 2002 Incentive Stock Plan expire 10 years from the date of grant and are exercisable one-third after the first year, two-thirds after the second year, and 100 percent after the third year.

In accordance with the provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company has elected to continue applying the provisions of APB No. 25 and related interpretations in accounting for its stock-based compensation plans. Options granted under the Company’s plans have an exercise price equal to the fair market value of the stock at the grant date, therefore, no incremental compensation expense has been recognized.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1. Significant Accounting Policies (Continued)

The following illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Pro Forma
	2005	2004	2003
	(dollars in thousands, except for per share data)
Reported net income (loss)	$7,006	$4,392	$(11,284)
Add: stock-based employee compensation (income) expense included in reported net income (loss), net of related tax effects	(51)	512	568
Deduct: total stock-based employee compensation (income) expense determined under fair value method for all awards, net of related tax effects	(59)	623	685
Pro forma net income (loss)	$7,014	$4,281	$(11,401)
Earnings (loss) per share:
Basic—as reported	$0.80	$0.50	$(1.30)
Basic—pro forma	$0.80	$0.49	$(1.31)
Diluted—as reported	$0.79	$0.50	$(1.30)
Diluted—pro forma	$0.80	$0.49	$(1.31)

Amortization expense in 2005 for restricted stock awards was $0.4 million, offset by $0.5 million in forfeitures of previously amortized awards.

The fair value for these stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rates	3.88%	3.50%	3.38%
Dividend yield	0.81%	1.0%	0.3%
Volatility factor	0.342	0.349	0.357
Weighted-average expected life in years	5.0	5.0	5.0

Additional information related to the Company’s Incentive Stock Plans is detailed in Note 6 of the Notes to Consolidated Financial Statements.

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  SFAS No. 130 establishes rules for the reporting of comprehensive income and its components and requires the components to be listed in the financial statements. Comprehensive income consists of net income, minimum pension liability, foreign currency translation adjustments and unrealized gains or losses on hedging, net of tax, and is presented in the Consolidated Statements of Shareholders’ Equity.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

2. Inventories

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are as follows:

	December 31,
	2005	2004
	(in thousands)
Finished products	$50,620	$39,940
Work-in-process	33,333	27,144
Raw materials and purchased components	33,083	33,654
	$117,036	$100,738

3. Goodwill and Intangibles

The changes in the carrying amount of goodwill is as follows:

	December 31,
	2005	2004
	(dollars in thousands)
Balance at beginning of period	$20,376	$18,314
Additions during period	—	509
Currency translation adjustment	(2,677)	1,553
Balance at end of period	$17,699	$20,376

Intangible Assets

The major components of other intangible assets are as follows:

	December 31,
	2005	2004
	(dollars in thousands)
Amortizable intangible assets:
Patents and other items	$3,075	$2,893
Nonamortizable intangible assets:
Bridgeport name, trademarks & copyrights	6,648	6,724
	9,723	9,617
Less: Accumulated amortization	(2,285)	(2,066)
Other Intangible Assets, net	$7,438	$7,551

The Company’s intangible asset amortization expense for the years ended December 31, 2005 and 2004 was $0.2 million. The estimated amortization expense on existing intangible assets for each of the next five years is approximately $0.2 million, $0.2 million, $0.2 million, $0.1 million, and $0.1 million, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

4. Financing Arrangements

Long-term debt consists of:

	December 31,
	2005	2004
	(in thousands)
Note payable under current revolving loan agreements, with interest rate averaging 6.13% at December 31, 2005 and 4.89% at December 31, 2004.	$30,875	$24,900
Note payable, under term loan agreement, with an effective interest rate of 5.99% at December 31, 2005 and 6.50% at December 31, 2004.	25,200	13,400
Mortgages payable under terms of various loan agreements with interest rate averaging 2.98% at December 31, 2005 and 6.82% at December 31, 2004.	7,236	1,806
	63,311	40,106
Less: current portion	(12,955)	(4,893)
	$50,356	$35,213

Domestic:

In 2002, the Company entered into a revolving loan agreement with a group of U.S. banks, which provided for borrowing of up to $30.0 million. This loan agreement was secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65% of its investment in its major subsidiaries. Interest charged on this debt was based on London Interbank Offered Rates (LIBOR) plus a spread, which varied depending on the Company’s Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A commitment fee of 0.65% was payable on the unused portion of the facility. Total borrowing under this facility was $24.9 million at December 31, 2004.

The Company also had a term loan, with substantially the same security and financial covenants as provided under the revolving loan agreement described above. The loan provided for repayment of the principal in twenty quarterly installments of $1.2 million through December 2007. Interest charged on the debt was based on LIBOR plus a spread that varied depending on the Company’s Debt to EBITDA ratio. The balance outstanding at December 31, 2004 was $13.4 million.

In January 2005, the Company negotiated a revised loan agreement with the same bank group and amended the two agreements noted above. The amended agreement provides for a revolving loan facility allowing for borrowing up to $40.0 million through January 2011 and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through December 2010. These loans are secured by substantially all of the Company’s domestic assets other than real estate and by a pledge of 65% of our investment in our major subsidiaries. Interest charged on the debt is based on LIBOR plus a spread, which varies depending on the Company’s debt to EBITDA ratio. A variable commitment fee of 0.175% to 0.375%, based upon the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.

In December 2005, The Company executed an amendment to the revolving facility loan agreement described above which provides the Company with an additional $20.0 million on the revolving loan facility. This amendment is a temporary facility and expires June 30, 2006. This amendment was arranged through the same bank group as the original facility discussed above. It also has the same security and financial covenants as provided under the loan agreements described above. At December 31, 2005, the

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

4. Financing Arrangements (Continued)

outstanding balance on the revolving loan facility was $30.9 million. At Decemer 31, 2005, the outstanding balance on the term loan was $25.2 million.

The Company entered into a cross-currency swap and an interest rate swap in association with the term loan. These swaps effectively converted the loan to a borrowing of Swiss francs with an effective interest rate of 5.48% and 6.50% at December 31, 2005 and 2004, respectively. The cross-currency swap has been designated as a hedge against the Company’s net investment in Hauser Tripet Tschudin (“HTT”). The interest rate swap effectively converts the floating interest rate to a fixed rate, with variance by year based on the Company’s spread over LIBOR. This swap was redesignated after the January 2005 term loan was established and acts as a hedge against $8.6 million of the term loan at December 31, 2005. The swap expires in March 2008.

Maturities of long-term debt under the long term financing agreements in place are as follows for the years ended December 31 (in thousands):

2006	12,955
2007	5,387
2008	5,396
2009	5,409
2010	28,424
Thereafter	5,740

The Company has an $8.0 million unsecured short-term line of credit from a bank with interest based on a fixed percent over the one-month LIBOR. There were no outstanding balances on this line at December 31, 2005. The outstanding balance on this line at December 31, 2004 was $1.8 million. The agreement is negotiated annually and requires no commitment fee.

The Company maintains a $1.6 million standby letter of credit, which expires March 31, 2007, for potential liabilities pertaining to self-insured workers compensation exposure.

International:

The Company’s Kellenberger AG (“Kellenberger”) subsidiary maintains a loan agreement with a Swiss bank providing for borrowing of up to 7.5 million Swiss francs, which is equivalent to approximately $5.7 million at December 31, 2005. This agreement is secured by the real property owned by Kellenberger. At December 31, 2005, borrowings under this mortgage were $5.7 million. There were no borrowings under this mortgage at December 31, 2004.

Kellenberger also maintained an unsecured overdraft facility with commercial banks that permitted borrowings of up to 6.5 million Swiss Francs, which is equivalent to approximately $5.0 million at December 31, 2005. These lines provided for interest at competitive short-term variable interest rates and carry no commitment fees on unused funds. At December 31, 2004, borrowings under these lines were $0.5 million.

During 2005, Kellenberger entered into an amended unsecured overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which is equivalent to approximately $5.7

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

4. Financing Arrangements (Continued)

million at December 31, 2005. This replaced the overdraft facility described in the paragraph above. At December 31, 2005, there were no borrowings outstanding under this facility.

The Company’s HTT subsidiary maintains a loan agreement with a Swiss bank providing for borrowing of up to 6.3 million Swiss Francs, which is equivalent to approximately $4.8 million at December 31, 2005. This agreement is secured by real property owned by HTT. Borrowings under this agreement were $1.5 million at December 31, 2005. There were no borrowings under this agreement at December 31, 2004.

HTT also maintains an unsecured overdraft facility with a commercial bank that permits borrowings of up to 10.0 million Swiss Francs, which is equivalent to approximately $7.6 million at December 31, 2005. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. Borrowings under these lines were $2.3 million and $0.4 million at December 31, 2005 and December 31, 2004.

The Company’s Hardinge Machine Tools, Ltd. subsidiary maintains an overdraft facility that allows for borrowing up to 0.25 million pounds sterling, which is equivalent to approximately $0.4 million at December 31, 2005. There were no borrowings under this facility at December 31, 2005 or 2004. Hardinge Machine Tool, Ltd. also has a mortgage agreement with total remaining loan balances of $1.5 million and $1.8 million, at December 31, 2005 and 2004, respectively.

Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

The Company was in compliance with all financial covenants at December 31, 2005 and 2004.

Interest paid in 2005, 2004, and 2003 totaled $4.2 million, $2.3 million, and $2.7 million, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5. Income Taxes

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$6,848	$6,034
State tax credit carryforwards	4,462	4,503
Postretirement benefits	2,359	2,337
Deferred employee benefits	1,463	1,868
Accrued pension	7,119	5,985
Inventory valuation	850	1,438
Currency and interest rate derivatives	2,317	3,412
Other	3,677	3,287
	29,095	28,864
Less valuation allowance	(21,608)	(21,743)
Total deferred tax assets	7,487	7,121
Deferred tax liabilities:
Tax over book depreciation	(7,107)	(8,131)
Inventory valuation	(2,237)	(3,683)
Other	(2,182)	(1,794)
Total deferred tax liabilities	(11,526)	(13,608)
Net deferred tax liabilities	$(4,039)	$(6,487)

In 2005, the valuation allowance increased by $0.3 million in the U.S. and was offset by a decrease of $0.4 million in the U.K.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5. Income Taxes (Continued)

At December 31, 2005 and 2004, the Company had state investment tax credits of $4.5 million expiring at various dates through the year 2015. In addition, the Company has U.S. and state net operating loss carryforwards of $17.1 million and $53.7 million, respectively, which expire from 2021 through 2024. The Company also has foreign net operating loss carryforwards of $0.6 million.

Pretax losses were $(2.7 million), $(4.3 million), and $(5.0 million) from domestic operations and pretax income was $14.6 million, $14.6 million, and $9.4 million from foreign operations for 2005, 2004, and 2003, respectively.

Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal and state	$(410)	$—	$(656)
Foreign	4,411	3,564	2,248
Total current	4,001	3,564	1,592
Deferred:
Federal and state	—	—	12,905
Foreign	(1,628)	(22)	170
Total deferred	(1,628)	(22)	13,075
	$2,373	$3,542	$14,667

There were no income tax refunds in 2005 or 2004. Income tax refunds totaled $8.0 million in 2003. Income tax payments totaled $4.1 million, $2.6 million, and $1.7 million, in 2005, 2004, and 2003, respectively.

The following is a reconciliation of income tax expense (benefit) computed at the United States statutory rate to amounts shown in the Consolidated Statements of Income.

	2005	2004	2003
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Other	1.0	0.1	(1.1)
Taxes on foreign income which differ from the U.S. statutory rate	(9.3)	(13.8)	(17.8)
Increase in valuation allowance	1.5	12.9	327.8
Reduction in estimated liabilities	(8.2)	—	(14.7)
	20.0%	34.2%	329.2%

Undistributed earnings of the foreign subsidiaries, which amounted to approximately $55.8 million at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5. Income Taxes (Continued)

for foreign tax credits) and withholding taxes payable to the various foreign countries. The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act introduced a special one-time (for 2004 or 2005) 85% dividends received deduction for certain repatriated foreign earnings. The Company did not qualify to repatriate any amounts in 2005.

6. Incentive Stock Plans

The Company has a 1996 and 2002 Incentive Stock Plan. These Plans allow the Board of Directors to issue restricted stock, performance share awards, stock options and stock appreciation rights. Under the 2002 plan, an aggregate of 450,000 shares of common stock can be awarded. Under the 1996 Plan, no additional shares can be awarded.

Certain officers and key employees were awarded a total of 46,000, 3,375, and 82,000 restricted shares of common stock during 2005, 2004 and 2003, respectively. During 2005, 53,000 shares were forfeited. During 2004, restrictions on 94,550 shares from the Plan were released and 2,000 shares were forfeited. During 2003, 2,000 shares from the Plan were forfeited.

A total of 193,750 and 200,750 restricted shares of common stock were outstanding under the plans at December 31, 2005 and December 31, 2004, respectively. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

Deferred compensation associated with these restricted stock awards is measured by the market value of the stock on the date of grant and totaled $0.7 million, $0.1 million, and $0.7 million, in 2005, 2004, and 2003, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to eight years. The unamortized deferred compensation at December 31, 2005, 2004, and 2003, totaled $1.0 million, $1.0 million, and $1.5 million, respectively, and is included in deferred employee benefits as a reduction of shareholders’ equity.

A summary of the stock option activity under the Incentive Stock Plans is as follows:

	2005	2004	2003
Options at beginning of period	235,918	234,000	236,000
Options granted	4,500	5,250	4,500
Weighted average grant price per share	$14.80	$12.08	$6.71
Market value per share at date of grant	$14.80	$12.08	$6.71
Options canceled, forfeited or exercised	(56,130)	(3,332)	(6,500)
Weighted average price per share	$10.96	$7.81	$17.45
Options at end of period	184,288	235,918	234,000

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

6. Incentive Stock Plans (Continued)

The following table summarizes information about the exercisable stock options outstanding as of December 31, 2005:

Range of exercise prices	Number Outstanding at 12/31/05	Weighted average remaining life in years	Weighted average exercise price	Number Exercisable 12/31/05	Weighted average exercise price
$6.71 to $7.81	54,788	7.0	$7.73	54,788	$7.73
$10.50 to $14.80	56,000	6.6	$12.65	56,000	$12.65
$17.44 to $25.67	73,500	1.2	$18.77	73,500	$18.77
Total	184,288	4.6	$13.63	184,288	$13.63

7. Industry Segment and Foreign Operations

The Company operates in one business segment - industrial machine tools. Domestic and foreign operations consist of:

	Year ended December 31,
	2005			2004			2003
	(in thousands of dollars)
	North America	Europe	Asia	North America	Europe	Asia	North America	Europe	Asia
Sales
Domestic	$112,576	$115,349	$32,302	$96,552	$87,971	$26,531	$83,578	$70,923	$14,436
Export	$23,515	$37,386	$22,713	$24,838	$19,002	$24,287	$18,444	$18,330	$11,873
	$136,091	$152,735	$55,015	$121,390	$106,973	$50,818	$102,022	$89,253	$26,309
Less interarea eliminations	$17,026	$10,911	$25,979	$15,229	$7,811	$24,087	$13,193	$7,808	$11,281
Total Net Sales	$119,065	$141,824	$29,036	$106,161	$99,162	$26,731	$88,829	$81,445	$15,028
Income (loss) from operations	$(430)	$8,333	$7,657	$(2,730)	$5,150	$10,074	$(3,080)	$5,862	$4,091
Net(Loss) Income	$(2,962)	$6,561	$3,407	$(4,566)	$3,817	$5,141	$(17,282)	$4,339	$1,659
Identifiable Assets	$128,630	$137,080	$34,566	$127,677	$133,813	$24,821	$115,670	$115,350	$14,687

Sales attributable to European Operations and Asian Operations are based on those sales generated by subsidiaries located in Europe and Asia.

Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales. Income (loss) from operations excludes interest income and interest expense directly attributable to the related operations. Income (loss) from Operations for North America includes certain expenses associated with corporate headquarters.

In 2005, one customer accounted for approximately 6% of our consolidated sales. In 2004 and 2003, no single customer accounted for more than 5% of our consolidated sales.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

7. Industry Segment and Foreign Operations (Continued)

Export sales from the Company’s North American operations include the following:

	Year ended December 31,
	2005	2004	2003
	North American Operations	North American Operations	North American Operations
	(in thousands)
Sales to:
European customers	$2,426	$3,551	$1,707
Asian customers	11,044	8,601	7,108
Sales to affiliated companies	9,837	11,041	8,594
Sales to customers in the remainder of the world	208	1,645	1,035
Total	$23,515	$24,838	$18,444

The foreign countries which represented the highest percentages of the Company’s 2005 worldwide sales, and the corresponding 2004 and 2003 percentages were:

	2005	2004	2003
Germany	12.1%	13.9%	13.3%
China	11.4%	12.3%	9.5%
England	8.1%	6.9%	7.0%

8. Joint Ventures

On May 9, 2000, the Company entered into an agreement with EMAG Maschinenfabrik GmbH of Leipzig, Germany to jointly manufacture inverted spindle vertical lathes in Germany. The joint venture, Hardinge EMAG GmbH, was capitalized with a Company contribution of $1.5 million of cash for a 50% interest. The joint venture was recorded as an unconsolidated subsidiary and was accounted for using the equity method of accounting for investments. In December 2003, the Company sold its interest in Hardinge EMAG GmbH. Total proceeds were $1.7 million and the Company recorded a loss of $0.1 million on the sale.

On December 27, 2005, the Company entered into a Share Purchase Agreement with a group of selling shareholders pursuant to which those selling shareholders agreed to sell their shares in Hardinge Taiwan Limited (“Hardinge Taiwan”) to the Company. Pursuant to a Joint Venture Agreement dated March 16, 1999, the Company owned 51% of Hardinge Taiwan and the Selling Shareholders owned 49% of Hardinge Taiwan. The Company now owns 100% of Hardinge Taiwan, making it a wholly-owned subsidiary of the Company.

The purchase price of the shares was NT$298.8 million, which was equivalent to approximately $9.0 million at December 27, 2005. The purchase price has primarily been recorded against the liability for equity of minority interest on the balance sheet. The purchase price was subject to adjustment based on the final audited balance sheet of Hardinge Taiwan as of December 31, 2005. Based on the final audited balance sheet of Hardinge Taiwan, the purchase price adjustment will be a NT$3.9 million increase, which is equivalent to approximately $0.1 million and must be paid by March 31, 2006.

On December 28, 2005, the Company entered into a Share Sale and Purchase Agreement with Paul Ling and J.R. Ho (the two key managers of Hardinge Taiwan). The agreement grants the Company an

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

8. Joint Ventures (Continued)

irrevocable option exercisable in whole or part to sell up to 1,623,580 shares or approximately 16% of Hardinge Taiwan back to the the two key managers on or before March 31, 2006, at an approximate share price of NT$57.83, which was equivalent to approximately $1.76 per share at December 31, 2005.

On December 27, 2005, Hardinge Taiwan entered into a Share Purchase Agreement with U-Sung Co. Ltd. (“U-Sung), a company in the Republic of China pursuant to which Hardinge Taiwan purchased 100% of the shares of U-Sung. U-Sung owns the land and building in Nan Tou City, Taiwan, Republic of China that is occupied and leased by Hardinge Taiwan. The purchase price of U-Sung was NT$234.8 million, which is the equivalent to approximately $7.0 million, which substantially reflects the fair market value of the land and building acquired. No goodwill was recorded. Under a operating lease agreement, Hardinge Taiwan previously paid rent to U-Sung. Rent expense under that lease was $0.9 million, $0.6 million, and $0.5 million during the years ended December 31, 2005, 2004, and 2003, respectively.

The purchase price was comprised of the purchase of the shares in the amount of NT$132.7 million, which was equivalent to approximately $4.0 million at December 31, 2005 and the repayment of U-Sung loans in the amount of NT$102.1 million, which was equivalent to approximately $3.0 million at December 31, 2005. Per the terms of the Agreement, 30% was paid at closing. This amounted to NT$70.4 million, which was equivalent to approximately $2.1 million. The remaining 70% is due on March 31, 2006. This amounts to NT$164.3 million, which is equivalent to approximately $5.0 million. The purchase price is subject to adjustment based on the final audited balance sheet of U-Sung as of December 31, 2005.

9. Shareholders’ Equity

Common Stock

During May 2004, the Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3 effective, registering $50 million of the Company’s common stock. The filing of this shelf registration statement could facilitate the Company’s ability to raise capital, should the Company decide to do so, in the future. The amount, price and other terms of the common stock will be determined at the time of any particular transaction.

Treasury Shares

The number of shares of common stock in treasury was as follows:

	2005	2004	2003
Shares—beginning of year	1,090,941	1,062,143	1,146,084
Shares distributed/exercised	(84,034)	(13,737)	(88,450)
Shares purchased	3,380	40,535	2,509
Shares forfeited	53,000	2,000	2,000
Shares—end of year	1,063,287	1,090,941	1,062,143

Preferred Stock Purchase Rights

On May 16, 1995, the Board of Directors of the Company adopted a Shareholder Rights Plan and declared a dividend of one Right to purchase Series A Preferred Stock for each outstanding share of Company common stock held as of May 16, 1995. Each Right entitles the holder of the Right to purchase one one-hundredth of a share of Series A Preferred Stock (a “Unit”) at a purchase price of $80.00 per

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

9. Shareholders’ Equity (Continued)

Unit. The Rights will become exercisable ten business days after any person or group becomes the beneficial owner of 20% or more of the Common Stock or commences a tender or exchange offer upon consummation of which such person or group would, if successful, own 30% or more of the Common Stock. The Rights could have been redeemed by the Board of Directors, at $.01 per Right, at any time prior to the expiration of ten business days after the acquisition by a person or group of affiliated or associated persons of beneficial ownership of 20% or more of the outstanding Common Stock. These rights expired on May 16, 2005. The Company did not seek shareholder approval of a new shareholder rights plan at its 2005 annual meeting.

10. Employee Benefits

Pension and Postretirement Plans

The Company accounts for the pension plans and postretirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The following disclosures related to the pension and postretirement benefits are presented in accordance with SFAS No. 132 “Employers’ Disclosures About Pensions and Other Postretirement Benefits”. The information for 2005 and 2004 reflects the actuarial valuation for the U. S. and foreign pension plans.

The Company provides a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The Plan bases benefits upon both years of service and earnings. The Company’s policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. The amount to be funded is subject to annual review by management and the Company’s consulting actuary. For each of the Company’s foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Also, each of those plans requires employee and employer contributions.

Domestic employees hired after March 1, 2004 will have retirement benefits under the Company’s 401k defined contribution plan. After one year of service, the Company will contribute 4% of the employee’s pay and will further match, at a rate of 25%, the employee’s contributions up to 4% of their salary. Those employees, as well as domestic employees hired prior to March 1, 2004, are eligible to contribute additional funds to the plan for which there is no required Company match. There were no Company contributions to the plan during 2004, as the one-year anniversary of the inception date of the plan for new employees had not occurred. The Company made contributions of less than $0.1 million in 2005.

The Company provides a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of the Company’s management. The Company also provides a non-contributory life insurance plan to retirees. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Employee Benefits (Continued)

Under the terms of the retiree health plan, all increases in cost of the plan after 2001 are paid by the participants. Therefore, the rate of healthcare cost increases would not have affected the service cost and interest cost for 2005, 2004, and 2003 and does not affect the accumulated postretirement benefit obligation for any years after 2001.

Effective January 1, 2006, the premium for Elmira-area Medicare-eligible retirees will be paid directly by the covered retirees. As a result, the Company no longer has a liability related to this group. This change decreased the accumulated post-retirement benefit obligation at December 31, 2005 by $3.7 million. This change has been accounted for as a prior service cost.

The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 5.50% and 5.75% at December 31, 2005 and 2004, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2005 by $0.2 million.

A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
	(in thousands)			(in thousands)
Service cost	$2,989	$3,084	$2,755	$81	$79	$86
Interest cost	7,454	7,475	6,656	360	380	363
Expected return on plan assets	(8,992)	(8,512)	(7,648)	—	—	—
Amortization of prior service cost	(138)	36	391	(24)	(24)	(24)
Amortization of transition obligation	(366)	(367)	(261)	—	—	—
Amortization of loss	666	190	109	5	—	—
Net periodic benefit cost	$1,613	$1,906	$2,002	$422	$435	$425

The net periodic benefit cost for the foreign pension plans included in the amounts above was $0.4 million, $0.7 million, and $0.4 million, for the years ended December 31, 2005, 2004, and 2003, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Employee Benefits (Continued)

A summary of the Pension and Postretirement Plans’ funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$158,131	$126,153	$6,491	$6,328
Foreign plan redetermination	—	21,783	—	—
Service cost	2,989	3,084	81	79
Interest cost	7,454	7,475	360	380
Plan participants’ contributions	1,553	1,510	831	842
Amendments	(83)	(4,016)	(3,715)	—
Actuarial loss	8,846	4,356	96	76
Foreign currency impact	(9,384)	3,555	—	—
Benefits paid	(6,490)	(5,769)	(1,196)	(1,214)
Benefit obligation at end of period	163,016	158,131	2,948	6,491
Change in plan assets:
Fair value of plan assets at beginning of period	132,369	96,918	—	—
Foreign plan redetermination	—	21,023	—	—
Actual return on plan assets	9,282	9,995	—	—
Employer contribution	2,667	5,610	365	372
Plan participants’ contributions	1,553	1,510	831	842
Foreign currency impact	(8,471)	3,082	—	—
Benefits paid	(6,490)	(5,769)	(1,196)	(1,214)
Fair value of plan assets at end period	130,910	132,369	—	—
Reconciliation of funded status:
Funded status	(32,106)	(25,762)	(2,948)	(6,491)
Unrecognized net actuarial loss	34,708	28,461	798	708
Unrecognized transition (asset)	(2,547)	(3,553)	—	—
Unrecognized prior service cost	(1,645)	(1,508)	(3,835)	(144)
(Accrued) benefit cost	$(1,590)	$(2,362)	$(5,985)	$(5,927)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Employee Benefits (Continued)

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Amounts recognized in the Company’s balance sheet consist of:
Prepaid benefit cost	$1,155	$1,020	$—	$—
Accrued benefit liability	(22,105)	(17,450)	(5,985)	(5,927)
Intangible asset	247	304	—	—
Accumulated other comprehensive loss	19,113	13,764	—	—
Net amount recognized	$(1,590)	$(2,362)	$(5,985)	$(5,927)

The projected benefit obligation for the foreign pension plans included in the amounts above was $71.8 million and $72.2 million at December 31, 2005 and 2004, respectively. The plan assets for the foreign pension plans included in the amounts above was $63.4 million and $65.9 million at December 31, 2005 and 2004, respectively.

The foreign plan adjustment above represents a redetermination of a foreign plan, formerly accounted for as a defined contribution plan, as a defined benefit plan in 2004. The impact of this redetermination, along with other foreign plan adjustments, was to increase 2004 pretax profits by $0.2 million.

Prepaid benefit cost is included in other assets on the balance sheet.

The accumulated benefit obligation is $151.6 million and $147.9 million at December 31, 2005 and 2004, respectively.

For Company pension plans, the projected benefit obligations in excess of plan assets is as follows:

	Pension Benefits
	December 31,
	2005	2004
	(in thousands)
Projected benefit obligations	$163,016	$158,131
Plan assets	130,910	132,369
Excess of projected benefit obligations over plan assets	$32,106	$25,762

For Company pension plans, the accumulated benefit obligations in excess of plan assets is as follows:

	Pension Benefits
	December 31,
	2005	2004
	(in thousands)
Accumulated benefit obligations	$118,430	$90,858
Plan assets	97,431	73,879
Excess of accumulated benefit obligations over plan assets	$20,999	$16,979

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Employee Benefits (Continued)

Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
For the domestic pension plan:
Assumptions at October 1,
Discount rate	6.00%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	4.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions at January 1,
Discount rate	3.78%	4.24%	5.75%	6.25%
Expected return on plan assets	5.07%	5.03%	N/A	N/A
Rate of compensation increase	2.69%	2.69%	N/A	N/A

Actuarial assumptions used to determine pension obligations and other postretirement obligations include.

	Pension Benefits		Postretirement Benefits
	2005	2004	2005	2004
For the domestic pension plan:
Assumptions as of September 30,
Discount rate	5.85%	6.00%
Rate of compensation increase	3.50%	3.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions as of December 31,
Discount rate	3.41%	3.78%	5.50%	5.75%
Rate of compensation increase	2.73%	2.69%	N/A	N/A

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Employee Benefits (Continued)

For the domestic pension plan, the discount rate changed from 6.00% as of September 30, 2004 to 5.85% as of September 30, 2005, which resulted in an additional liability of $1.7 million. The Company annually reviews the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive highest ratings by recognized rating agencies. To develop the expected long-term rate of return on assets assumption, the Company considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

SFAS No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity called accumulated other comprehensive income. An additional minimum liability adjustment of $5.3 million ($4.8 million net of tax) was recorded in 2005. An additional minimum liability adjustment of $1.6 million ($1.1 million, net of tax) was recorded in 2004.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2005 and December 31, 2004, by asset category are as follows:

	Domestic Plan Assets		Foreign Plan Assets
	December 31,		December 31,
	2005	2004	2005	2004
Asset Category
Equity securities	55%	63%	38%	40%
Hardinge Inc. stock	7%	6%	0%	0%
Debt securities	28%	22%	46%	47%
Cash and equivalents	8%	9%	1%	0%
Other	2%	0%	15%	13%
	100%	100%	100%	100%

Domestic pension plan assets include 273,986 and 383,886 shares of the Company’s common stock valued at approximately $4.7 million and $5.1 million at December 31, 2005 and 2004, respectively. Dividends paid on those shares were less than $0.1 million for the years ended December 31, 2005 and 2004, respectively. The remaining domestic plan assets consisted of United States Government securities, corporate bonds and notes, and other common stocks.

Investment Policies and Strategies

For the United States defined benefit plan, as of December 31, 2005 and 2004, the fair value of plan assets included 62% and 69% of equity securities and 38% and 31% of debt securities, respectively. The

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Employee Benefits (Continued)

plan targets an asset allocation of 60-70% equity securities and 30-40% debt securities. The plan’s expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

Given the relatively long horizon of the Company’s aggregate obligation, its investment strategy is to improve and maintain the funded status of its U.S. and non-U. S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.

All of the Company’s pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of management, investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines and applicable governmental regulations regarding permissible investments and risk control practices.

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of the defined benefit plans maintained by the Company, the U.S plan covering the parent company is the largest plan. The contributions to the U.S. defined benefit plan for the year ended December 31, 2005 totaled $0.9 million. Contributions of approximately $2.4 million are planned for the U.S. plan in 2006.

Cash flows

Contributions

The expected contributions to be paid during the year ending December 31, 2006 to the domestic defined benefit plan are approximately $2.4 million. The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2006 to the foreign defined benefit plans are $1.9 million. For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of those plans requires employee and employer contributions.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
2006	$7,293	$251
2007	7,052	251
2008	7,493	241
2009	7,309	229
2010	8,173	226
Years 2011-2015	47,446	1,133

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10. Employee Benefits (Continued)

Retirement Savings Plan

The Company maintains a 401(k) plan that covers all eligible domestic employees of the Company subject to minimum employment period requirements. In addition to the contribution provisions described previously for employees hired after March 1, 2004, provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributed $0 in 2005, 2004 and 2003 respectively. Management has the ability to reinstate a matching contribution at any future date. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

Medicare Prescription Drug Act

On December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” , which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans.   Based on guidance available at this time, the plan is not expected to be actuarially equivalent to the Medicare benefit due to the fact that the employer’s premiums are capped at the 2001 level. Based on that assumption, there would be no change in the plans’ accumulated postretirement benefit obligation or annual expense.

Foreign Operations

The Company also has employees in certain foreign countries that are covered by defined contribution pension plans and other employee benefit plans. Related obligations and costs charged to operations for these are not material. The foreign entities with defined benefit plans are included in the consolidated pension plan described earlier within this Employee Benefits Note.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

11. Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive income (loss) consisted of the following:

	Accumulated balances at December 31,
	2005	2004
	(in thousands)
Accumulated Other Comprehensive (Loss) Income:
Minimum pension liability (net of tax of $4,122 and $3,615 In 2005 and 2004, respectively)	$(14,991)	$(10,149)
Foreign currency translation adjustments	5,896	21,770
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $570 in 2005 and $692 in 2004)	635	(189)
Net investment hedges (net of tax of $715 in 2005 and $715 in 2004)	(2,569)	(5,202)
Accumulated Other Comprehensive (Loss) Income	$(11,029)	$6,230

SFAS No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity as accumulated other comprehensive income. At December 31, 2005, the accumulated additional minimum liability adjustment was $9.0 million ($12.1 million net of tax of $3.1 million) for the U.S. Company, $2.9 million ($3.6 million net of tax of $0.7 million) for Kellenberger, $0.8 million ($1.0 million net of tax of $0.2 million) for HTT, and $2.4 million for Hardinge Machine Tools Limited. At December 31, 2004, the accumulated additional minimum liability adjustment was $6.3 million ($9.4 million net of tax of $3.1 million) for the U.S. Company, $1.9 million ($2.4 million net of tax of $0.5 million) for Kellenberger, AG and $2.0 million for Hardinge Machine Tools Limited. The increase in the consolidated minimum pension liability for 2005 and 2004 was $4.8 million ($5.3 million, net of tax of $0.5 million) and $1.1 million ($1.6 million net of tax of $0.5 million), respectively.

For the year ended December 31, 2005, accumulated other comprehensive income included $14.8 million due to the increased value of the U.S. dollar relative to the Swiss Franc, EC Euro, U.K. pound sterling, and the New Taiwanese dollar. These currency rate changes lowered the net dollar value of the assets of the Company’s two Swiss subsidiaries by $12.8 million, the Taiwanese subsidiary by $1.0 million and had lesser similar effects on the Company’s subsidiaries in England, Germany, China and Canada.

For the year ended December 31, 2004, accumulated other comprehensive income included $9.1 million due to the reduced value of the U.S. dollar relative to the Swiss franc, EC euro, U.K. pound sterling, and the New Taiwanese dollar. These currency rate changes raised the net dollar value of the assets and liabilities of the Company’s two Swiss subsidiaries by $7.3 million, the Taiwanese subsidiary by $0.9 million and had lesser similar effects on the Company’s subsidiaries in England and Germany.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

12. New Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4”. This statement amends Accounting Research Board No. 43, Chapter 4, “Inventory Pricing”, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS No. 151 effective January 1, 2006. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on future results of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements at fair value. On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS 123R. SFAS123R is now effective beginning with the first fiscal year that begins after June 15, 2005. As a result of the SEC amendment, the Company will adopt SFAS123R in 2006. Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost, and the transition method to be used at date of adoption. Since there are no unvested stock options outstanding, the Company does not expect that the adoption of SFAS No. 123R will have a material impact on the consolidated financial statements or financial condition.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes”, (APB 20) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt SFAS No. 154 in the first quarter of 2006. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated results of operations or financial condition.

13. Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2005 and 2004 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2005
Net sales	$68,048	$73,527	$69,845	$78,505
Gross profit	21,114	23,497	19,660	26,012
Income from operations	3,638	5,383	3,218	3,321
Net income	1,864	2,455	810	1,877
Basic earnings per share:
Weighted average shares outstanding	8,749	8,767	8,761	8,767
Earnings per share	$0.21	$0.28	$0.09	$0.21
Diluted earnings per share:
Weighted average shares outstanding	8,838	8,829	8,810	8,824
Earnings per share	$0.21	$0.28	$0.09	$0.21

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

13. Quarterly Financial Information (Unaudited) (Continued)

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2004
Net sales	$51,917	$53,330	$54,606	$72,201
Gross profit	15,680	15,223	16,125	22,650
Income from operations	3,042	1,700	2,296	5,456
Net income	1,429	356	400	2,207
Basic earnings per share:
Weighted average shares outstanding	8,757	8,735	8,742	8,742
Earnings per share	$0.16	0.04	$0.05	$0.25
Diluted earnings per share:
Weighted average shares outstanding	8,868	8,786	8,785	8,784
Earnings per share	$0.16	0.04	$0.05	$0.25

Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters may not necessarily equal the annual earnings per share for the year.

14. Commitments and Contingencies

The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on the financial position or results of operations of the Company.

The Company leases space for some of its manufacturing, sales and service operations with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at various dates during the next two years. Rent expense under these leases totaled $3.0 million, $2.0 million, and $2.3 million, during the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

2006	$1,838
2007	1,333
2008	611
2009	456
2010	315
Thereafter	1,078
Total	5,631

The Company has entered into written employment contracts with certain of its executive officers and certain other management personnel. The term of each employment agreement is two years, with automatic, successive one-year extensions unless either party provides the other with 60 days’ prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer’s employment will be automatically extended for a period of two years following the date of the

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

14. Commitments and Contingencies (Continued)

change in control. These employment contracts also provide for severance payments in the event of specified termination of employment.

The Company’s operations are subject to extensive federal and state legislation and regulation relating to environmental matters.

Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Activities at properties owned by the Company and on adjacent areas have resulted in environmental impacts.

In particular, the Company’s New York manufacturing facility is located within the Kentucky Avenue Well Field on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination. The Kentucky Avenue Well Field site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning Remedial Investigation/Feasibility Study for the Koppers Pond portion of the Kentucky Avenue Well Field site from the EPA. Koppers Pond (the “Pond”) is located on the Company’s property. The Company is among several potentially responsible parties being asked by the EPA to voluntarily participate in the remedial investigation and feasibility study to evaluate the nature and extent of the hazardous substances that have been detected in the Pond. The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Well Field Superfund site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

Until receipt of this notice, the Company had never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site. Environmental sampling on the Company’s property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that the Company’s property is contributing to the contamination. Since the remedial investigation and feasibility study has not commenced, the Company has not established a reserve for any potential costs relating to this site, as it is too early in the process to determine the Company’s responsibility as well as to estimate any potential costs to remediate.

15. Related Party Transactions

In the normal course of business, the Company retains a law firm of which a Company director and his spouse are partners, for various legal matters involving corporate, employee benefit, collections, and environmental law. The Company paid the law firm $0.2 million, $0.2 million, and $0.2 million during the years ended December 31, 2005, 2004, and 2003, respectively.

On November 14, 2005, December 1, 2005 and January 5, 2006, the Company made non-interest bearing loans in the aggregate amount of $206,592 to Mr. Trego to facilitate his relocation to the Elmira, New York area, in violation of the prohibition of loans by a public company to its executive officers and directors under the Sarbanes-Oxley Act of 2002 (the “SOX Act”). The loans were made under a

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

longstanding relocation policy of the Company that pre-dated the passage of the SOX Act and that had not been revised to reflect the prohibition of loans to executive officers and directors set forth in the SOX Act. The Company became aware that the loans violated the SOX Act on January 30, 2006 and the loans were repaid by Mr. Trego on February 1, 2006 with interest. The Governance and Nominating Committee of the Company’s Board of Directors investigated the circumstances surrounding the loans and has issued formal letters of reprimand to Mr. Trego and the other members of management involved with the making of the loans and ordered them to undergo additional training to prevent any future violations of the SOX Act and the Company’s corporate governance policies and procedures. The Company’s relocation policy has been revised to reflect the loan prohibition set forth in the SOX Act and the Company has instituted additional controls on transactions between the Company and its directors and executive officers.

The Company’s Taiwan subsidiary, Hardinge Taiwan, leased its facility from U-Sung. The shareholders of U-Sung were also minority shareholders in Hardinge Taiwan. Under this operating lease agreement, rent expense was $0.9 million, $0.6 million, and $0.5 million during the years ended December 31, 2005, 2004, and 2003, respectively.

16. Subsequent Event

In January 2006, the Company executed its option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”). BPT had granted the Company the exclusive right to manufacture and sell certain versions of the knee-mill machine tools, accessories and spare parts under an Alliance Agreement dated November 3, 2004. Per the Alliance Agreement, the Company had agreed to pay to BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts.

The purchase price for the technical information is $5.0 million. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object code, customer lists and proprietary rights and assets of a similar nature. Subsequent to the purchase, no further royalties will be paid to BPT for products shipped thereafter. Royalty expense under this agreement was $1.3 million, $1.2 million, and $0.8 million during the years ended December 31, 2005, 2004, and 2003, respectively.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.—CONTROLS AND PROCEDURES

(a)          Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

/s/ J. PATRICK ERVIN
J. Patrick Ervin Chairman, President and Chief Executive Officer

/s/ CHARLES R. TREGO, JR.
Charles R. Trego, Jr. Senior Vice President and Chief Financial Officer

(b)          Attestation Report of Ernst & Young, LL, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Hardinge Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hardinge Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Hardinge Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hardinge Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/Ernst& Young LLP

Buffalo, New York

March 10, 2006

PART III

ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT

Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about April 1, 2005. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
J. Patrick Ervin	48	1996

Chairman of the Board, Chief Executive Officer and President since January, 2003; President and Chief Executive Officer May, 2001-December 2002; President and Chief Operating Officer, April, 2000—April 2001: Executive Vice President—Operations, August 1998—March 2000; Senior Vice President of Operations, Mfg., Eng. and Marketing, April 1998 - July 1998; Vice President—Sales & Marketing 1996 - March 1998; General Manager, Machine Tool Operations in 1996; Director, Sales & Marketing 1992-1996; Director of Materials & Purchasing 1990-1992; Superintendent, Machine Operations 1989-1990, Various other Company positions 1978-1989.

Charles R. Trego, Jr.	55	2005

Senior Vice President and Chief Financial Officer since October, 2005; Chief Financial Officer and Treasurer, Latham International, August 2003—September 2005; Executive Vice President and Chief Financial Officer, Rich Products Corporation, 1989—2003.

Douglas C. Tifft	51	1988	Senior Vice President—Administration since April, 2000; Vice President—Administration 1998 - 1999; Vice President—Employee Relations since 1988. Various other Company positions 1978-1988.

CODE OF ETHICS

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

ITEM 11.—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 31, 2006.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 31, 2006.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 14, 2005, December 1, 2005 and January 5, 2006, the Company made non-interest bearing loans in the aggregate amount of $206,592 to Mr. Trego to facilitate his relocation to the Elmira, New York area, in violation of the prohibition of loans by a public company to its executive officers and directors under the Sarbanes-Oxley Act of 2002 (the “SOX Act”). The loans were made under a longstanding relocation policy of the Company that pre-dated the passage of the SOX Act and that had not been revised to reflect the prohibition of loans to executive officers and directors set forth in the SOX Act. The Company became aware that the loans violated the SOX Act on January 30, 2006 and the loans were repaid by Mr. Trego on February 1, 2006 with interest. The Governance and Nominating Committee of the Company’s Board of Directors investigated the circumstances surrounding the loans and has issued formal letters of reprimand to Mr. Trego and the other members of management involved with the making of the loans and ordered them to undergo additional training to prevent any future violations of the SOX Act and the Company’s corporate governance policies and procedures. The Company’s relocation policy has been revised to reflect the loan prohibition set forth in the SOX Act and the Company has instituted additional controls on transactions between the Company and its directors and executive officers. The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 31, 2006.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 31, 2006.

PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)           (1)   Financial Statements:  The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.

(2)         Financial Statement Schedules:  The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

Schedule II—Valuation and Qualifying Accounts

(3)         Exhibits:  Exhibits filed as part of this Report:  See (c) below.

(b)          Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item		Description
3.1	—

Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

3.2	—	By-Laws of Hardinge Inc. as amended November 19, 1996, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
3.3	—	Amendment to the By-Laws of Hardinge Inc. dated February 22, 2000 incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
3.4	—

Amendment to the By-Laws of Hardinge Inc. dated September 28, 2004 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004.

3.5	—

Amendment to the By-Laws of Hardinge Inc. dated March 3, 2005 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2005.

3.6	—

Amendment to the By-Laws of Hardinge Inc. dated August 8, 205 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005.

3.7	—	Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant’s Form 10, effective June 29, 1987.
3.8	—

Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

3.9	—

Form of Rights Agreement, dated as of May 16, 1995, between Hardinge Inc. and American Stock Transfer and Trust Company, incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 23, 1995.

3.10	—

Amended Form of Rights Agreement, dated as of August 25,1997 between Hardinge Inc. and Fifth Third Bank, incorporated by reference from the Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on September 29, 1997.

3.11	—

Substitution of Successor Rights Agent and Amendment No. 2 to the Rights Agreement dated August 25, 2003, between Hardinge Inc. and Computershare Investor Services LLC incorporated by reference from the Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on May 18, 2004.

3.12	—	Securities Registration Statement incorporated by reference from the Registrant’s Form S-3 (No. 333-115595).
10.1	—

Multi-currency Credit Agreement and Term Loan Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association as Documentation Agent per the agreement and related documents thereto, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.2	—

Amendment Number One dated December 31, 2002 to the Multi-currency Credit Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association as Documentation Agent, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.3	—

Amendment Number One dated December 31, 2002 to the Term Loan Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

10.4	—

Amendment Number Two to the Multi-currency Credit Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association as Documentation Agent, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30,2003.

10.5	—

Amendment Number Two to the Term Loan Agreement dated October 24, 2002 among Hardinge Inc. and the Banks signatory thereto and JP Morgan Chase as Sole Administrative Agent and KeyBank National Association, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

10.6	—

Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the Banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger and JPMorgan Chase Bank, N.A. as Syndication Agent and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

10.7	—

Amendment Number Three dated December 22, 2005 to the Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger, JP Morgan Chase Bank, N.A. as Syndication Agent, and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005

10.8	—

$8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated February 8, 2001, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.9	—

Alliance Agreement entered into as of October 29, 2002, by and among Hardinge Inc., BPT IP, LLC and Bridgeport Machines Limited, incorporated by reference from the Registrant’s Current Report on Form 8-K filed November 25, 2002. This Alliance Agreement was terminated and superceded by an Alliance Agreement, dated November 3, 2004, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

10.10	—

Alliance Agreement entered into as of November 3, 2004 by and among Hardinge Inc., BPT IP, LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted information is indicated in the exhibit with asterisks (*****).

10.11	—

Asset Purchase Agreement dated November 3, 2004 by and between BPT IP LLC and Hardinge Inc. incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.12	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 33-65049).
*10.13	—	The 2002 Hardinge Inc. Incentive Stock Plan, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*10.14	—

The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant’s Form Quarterly Report on 10-Q for the quarter ended June 30, 1996.

*10.15	—	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.
*10.16	—	Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
*10.17	—	Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
*10.18	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant’s Registration Statement on Form S-2 (No. 33-91644).
*10.19	—	Employment Agreement with Douglas Rich effective April 1, 2001, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.20	—

Employment Agreement with Charles R. Trego, Jr. effective October 31, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

*10.21	—	Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.

*10.22	—	Hardinge Inc. Executive Supplemental Pension Plan as Amended December 13, 2004, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.23	—

Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.

*10.24	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant’s Registration Statement on Form S-2 (No. 33-91644).
14	—	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company’s website at www.hardinge.com.
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Registered Public Acccounting Firm.
31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
(dollars in thousands)	Balance at Beg. of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2005:
Allowance for Bad Debts	$3,691	$2,162	$(116)	1	$747	2	$4,990
Reserve for Obsolete Inventory	3,208	574	—	1	2,505	3	1,277
Valuation allowance for Deferred Taxes	21,743	679	(309)		505		21,608
Total	$28,642	$3,415	$(425)		$3,757		$27,875
Year ended December 31, 2004:
Allowance for Bad Debts	$4,150	$734	$70	1	$1,263	2	$3,691
Reserve for Obsolete Inventory	3,509	(425)	—		(124)	3	3,208
Valuation allowance for Deferred Taxes	20,993	—	—		(750)		21,743
Total	$28,652	$309	$70		$389		$28,642
Year ended December 31, 2003:
Allowance for Bad Debts	$6,104	$93	$42	1	$2,089	2	$4,150
Reserve for Obsolete Inventory	1,769	1,454	1,088	4	802	3	3,509
Valuation allowance for Deferred Taxes	4,518	14,605	1,870	5	—		20,993
Total	$12,391	$16,152	$3,000		$2,891		$28,652

1.                 Currency translation for balances recorded in foreign currencies, charged to Cumulative Translation Adjustment.

2.                 Uncollectable accounts written off, net of recoveries.

3.                 Slow-moving parts inventories written down to net recoverable market value.

4.                 Addition from the purchase discount on acquired inventory.

5.                 See Note 3 to the Financial Statements for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC.
(Registrant)
March 10, 2006	/s/ J. PATRICK ERVIN
J. Patrick Ervin
Chairman of the Board, President, and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2006	/s/ CHARLES R. TREGO, JR.
Charles R. Trego, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

March 10, 2006	/s/ DANIEL J. BURKE
Daniel J. Burke
Director

March 10, 2006	/s/ DOUGLAS A. GREENLEE
Douglas A. Greenlee
Director

March 10, 2006	/s/ J. PHILIP HUNTER
J. Philip Hunter
Director and Secretary

March 10, 2006	/s/ JOHN J. PERROTTI
John J. Perrotti
Director

March 10, 2006	/s/ MITCHELL I. QUAIN
Mitchell I. Quain
Director

March 10, 2006	/s/ KYLE H. SEYMOUR
Kyle H. Seymour
Director