Form 10-Q
period 2006-03-31
HARDINGE INC
filed 2006-05-10
CIK 313716

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined by Exchange Act Rule 12b-2).

Large accelerated filer  ☐       Accelerated filer  ☒       Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).
Yes ☐   No ☒

As of March 31, 2006 there were 8,830,955 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at March 31, 2006 and December 31, 2005.

Consolidated Statements of Income and Retained Earnings for the three months ended March 31, 2006 and 2005.

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005

Notes to Consolidated Financial Statements.

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 1a	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Default upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I. ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash	$3,871	$6,552
Accounts receivable, net	65,693	67,559
Notes receivable, net	4,175	4,060
Inventories	116,371	117,036
Deferred income tax	752	744
Prepaid expenses	8,993	6,921
Total current assets	199,855	202,872

Property, plant and equipment:
Property, plant and equipment	171,500	170,961
Less accumulated depreciation	106,110	104,640
Net property, plant and equipment	65,390	66,321

Other assets:
Notes receivable	3,128	3,683
Deferred income taxes	460	455
Intangible pension asset	250	247
Other intangible assets	12,268	7,438
Goodwill	17,866	17,699
Other	1,569	1,561
	35,541	31,083

Total assets	$300,786	$300,276

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued
(In Thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$25,235	$26,454
Notes payable to bank	4,622	3,803
Deferred purchase price of acquisitions	—	5,129
Accrued expenses	20,441	19,920
Accrued pension expense	2,061	2,375
Accrued income taxes	3,719	3,223
Deferred income taxes	2,577	2,592
Current portion of long-term debt	17,970	12,955
Total current liabilities	76,625	76,451

Other liabilities:
Long-term debt	49,197	50,356
Accrued pension expense	19,928	19,731
Deferred income taxes	2,705	2,646
Accrued postretirement benefits	5,817	5,985
Derivative financial instruments	1,389	1,709
Other liabilities	3,471	4,405
	82,507	84,832

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued — none
Common stock, $.01 par value:
Authorized shares - 20,000,000;
Issued shares — 9,919,992 at March 31, 2006 and December 31, 2005	99	99
Additional paid-in capital	60,380	60,387
Retained earnings	105,900	104,219
Treasury shares — 1,089,037 at March 31, 2006
and 1,063,287 shares at December 31, 2005.	(14,022)	(13,697)
Accumulated other comprehensive (loss) income	(9,907)	(11,029)
Deferred employee benefits	(796)	(986)
Total shareholders’ equity	141,654	138,993

Total liabilities and shareholders’ equity	$300,786	$300,276

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)	(Unaudited)

Net sales	$75,436	$68,048
Cost of sales	52,533	46,934
Gross profit	22,903	21,114

Selling, general and administrative expenses	19,261	17,476
Income from operations	3,642	3,638

Interest expense	1,146	840
Interest (income)	(122)	(136)
Income before income taxes and minority interest in (profit) of consolidated subsidiary	2,618	2,934
Income taxes	671	793
Minority interest in (profit) of consolidated subsidiary	—	(277)
Net income	1,947	1,864

Retained earnings at beginning of period	104,219	98,277
Less dividends declared	266	265
Retained earnings at end of period	$105,900	$99,876

Per share data:

Basic earnings per share	$.22	$.21
Weighted average number of common shares outstanding	8,767	8,749

Diluted earnings per share:	$.22	$.21
Weighted average number of common shares outstanding	8,800	8,838

Cash dividends declared	$.03	$.03

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities
Net income	$1,947	$1,864
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,333	2,320
Provision for deferred income taxes	30	95
Minority interest	—	277
Foreign currency transaction loss	91	9
Changes in operating assets and liabilities:
Accounts receivable	2,295	333
Notes receivable	455	659
Inventories	1,327	(11,290)
Other assets	(2,279)	(1,517)
Accounts payable	(1,380)	1,848
Accrued expenses	(399)	(5,212)
Accrued postretirement benefits	(168)	18
Net cash provided by (used in) operating activities	4,252	(10,596)

Investing activities
Capital expenditures	(832)	(670)
Purchase Bridgeport kneemill technical information	(5,000)	—
Purchase of minority interest in Hardinge Taiwan	(110)	—
Purchase of U-Sung Co. Ltd.	(5,071)	—
Net cash (used in) investing activities	(11,013)	(670)

Financing activities
Increase in short-term notes payable to bank	798	2,350
Increase in long-term debt	3,796	10,751
Net sales (purchases) of treasury stock	(332)	142
Dividends paid	(266)	(265)
Net cash provided by financing activities	3,996	12,978

Effect of exchange rate changes on cash	84	(81)
Net (decrease) increase in cash	(2,681)	1,631

Cash at beginning of period	6,552	4,189

Cash at end of period	$3,871	$5,820

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2006

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report for the year ended December 31, 2005. The Company operates in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the March 31, 2005 consolidated financial statements have been reclassified to conform with the March 31, 2006 presentation.

NOTE B—STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The accounting provisions of FAS 123R became effective for the Company beginning on January 1, 2006.

The Company adopted SFAS 123R on January 1, 2006, applying the modified prospective method. SFAS 123R requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as the date of adoption.

The Company did not issue any new stock options during the first quarter of 2006. In addition, all previously awarded stock option grants were fully vested at the date of the adoption of FAS 123R.  Therefore, the Company did not recognize any share-based compensation expense in the three months ended March 31, 2006 based on stock options issued prior to January 1, 2006.

However, the Company did recognize share-based compensation expense in relation to restricted stock issued prior to January 1, 2006 and during the first quarter of 2006. As of December 31, 2005, the Company had 193,750 shares of restricted stock outstanding, of which 28,734 shares vested with an intrinsic value of $0.5 million and 21,766 shares were forfeited during the three months ended March 31, 2006. During the quarter, the Company granted 3,000 additional shares of restricted stock with a value  of $53,880, which remain unvested as of March 31, 2006. Total share-based compensation expense (income) for the three months ended March 31, 2006 was ($4,504), relating to restricted stock. There were a total of 146, 250 restricted shares outstanding at March 31, 2006. The compensation cost not yet recognized on these shares was $0.8 million, which will be amortized over a weighted average term of 3.5 years.

The Company uses the Black-Scholes option-pricing method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumption about stock volatility, expected term of stock options, and risk free interest rate.

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended
	March 31,
	2006	2005
Shares at beginning of period	184,288	235,918
Shares granted	—	—
Shares canceled, forfeited or exercised	(8,669)	(6,132)
Weighted average price per share	$10.62	$8.00
Shares at end of period	175,619	229,786
Weighted average price per share	$13.78	$13.16

At March 31, 2005, the Company accounted for restricted share grants and stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123R, stock-based employee compensation expense related to stock options was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company amortizes compensation expense for restricted stock over the vesting period of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based employee compensation for the three months ended March 31, 2005, (in thousands, except per share data):

Three months ended
March 31, 2005
Reported net income	$1,864
Add: Stock-based employee compensation expense included in reported net income	99
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(118)
Pro forma net income	$1,845
Earnings per share:
Basic and Diluted — as reported	$.21
Basic and Diluted — pro forma	$.21

The following characteristics apply to the Plan stock options that are fully vested, as of March 31, 2006:

Number of options outstanding that are currently exercisable	175,619
Weighted-average exercise price of options currently exercisable	$ 13.78
Aggregate intrinsic value of options currently exercisable	$ 603,235
Weighted-average contractual term of currently exercisable	4.75 years

 In 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 3.88%; dividend yield of 0.81%, with volatility of 0.342 and expected lives of 5 years.

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

              A reconciliation of the changes in the Company’s product warranty liability during the three month periods ended March 31, 2006 and 2005 is as follows:

	Three months ended
	March 31,
	2006	2005
	(dollars in thousands)
Beginning balance	$1,503	$1,449
Provision for warranties	489	275
Warranties settlement costs	(343)	(265)
Other — currency translation impact	12	(54)
Quarter end balance	$1,661	$1,405

NOTE D—INVENTORIES

Inventories are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2006	2005

Finished products	$49,971	$50,620
Work-in-process	33,231	33,333
Raw materials and purchased components	33,169	33,083
	$116,371	$117,036

NOTE E—INCOME TAXES

Hardinge continues to maintain a full valuation allowance on the tax benefits of its U.S. net deferred tax assets and the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations. The Company also maintains a valuation allowance on its U.K. deferred tax asset for minimum pension liabilities.

Each quarter, the Company estimates its full year tax rate based upon its most recent forecast of full year anticipated results and adjusts year to date tax expense to reflect its full year anticipated tax rate.

NOTE F—DERIVATIVE FINANCIAL INSTRUMENTS

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS 128:

	Three months ended
	March 31,
	2006	2005
	(dollars in thousands)
Numerator:
Net income	$1,947	$1,864
Numerator for basic earnings per share	1,947	1,864
Numerator for diluted earnings per share	1,947	1,864

Denominator:
Denominator for basic earnings per share—weighted average shares (in thousands)	8,767	8,749
Effect of diluted securities:
Restricted stock and stock options (in thousands)	33	89
Denominator for diluted earnings per share—adjusted weighted average shares (in thousands)	8,800	8,838

Basic earnings per share	$.22	$.21
Diluted earnings per share	$.22	$.21

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three months ended March 31, 2006 and 2005 the components of total comprehensive income (loss) consisted of the following  (dollars in thousands):

	Three months ended
	March 31,
	2006	2005
Net Income	$1,947	$1,864
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	1,296	(4,574)
Pension liability adjustment, net of tax:	(55)	120
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	(11)	408
Net investment hedges	(108)	820
Other comprehensive income (loss)	1,122	(3,226)
Total Comprehensive Income (Loss)	$3,069	$(1,362)

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at March 31, 2006 and December 31, 2005 (dollars in thousands):

	Accumulated balances
	March 31,	Dec. 31,
	2006	2005
Accumulated Other Comprehensive Income (Loss):
Minimum pension liability (net of tax of $4,130 and $4,122, in 2006 and 2005 respectively)	$(15,046)	$(14,991)
Foreign currency translation adjustments	7,192	5,896
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $606 and $570, respectively)	624	635
Net investment hedges, (net of tax of $715 and $715, respectively)	(2,677)	(2,569)
Accumulated Other Comprehensive (Loss)	$(9,907)	$(11,029)

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

The total carrying amount of goodwill was $17.9 million as of March 31, 2006 and $17.7 million as of December 31, 2005. The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000. The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill. The asset value of the goodwill increased by $0.2 million during the first quarter of 2006, with the entire change caused by the increased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

The Company has completed annual impairment testing during the fourth quarter of 2005 and 2004 and determined that there has been no impairment of goodwill.

Other intangible assets include $6.7 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004. The Company will be using this strong brand name on all of its machining center lines in the future, and therefore, the asset has been determined to have an indefinite useful life. These assets will be reviewed annually for impairment under the provisions of SFAS 142.

Other intangible assets also include the $5.0 million purchase of the technical information of the Bridgeport knee-mill in January 2006. The Company will amortize this asset over ten years.

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

A summary of the components of net periodic pension for the consolidated company for the three months ended March 31, 2006 and 2005 is presented below:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Service cost	$815	$783	$8	$20
Interest cost	1,882	1,911	39	90
Expected return on plan assets	(2,220)	(2,277)	—	—
Amortization of prior service cost	(32)	(34)	(126)	(6)
Amortization of transition (asset) obligation	(91)	(94)	—	—
Amortization of (gain) loss	343	182	10	1
Net periodic (benefit) cost	$697	$471	$(69)	$105

The expected contributions to be paid during the year ending December 31, 2006 to the domestic defined benefit plan are $2.4 million. As of March 31, 2006, $0.3 million contributions had been made to the domestic plan. As of March 31, 2005, no contributions had been made to the domestic plan. The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2006 to the foreign defined benefit plans are $2.0 million. For each of the Company’s foreign plans, employer and employee contributions are made on a monthly basis and are determined by applicable governmental regulations. As of March 31, 2006 and 2005, $0.6 million and $0.5 million contributions have been made to the foreign plans, respectively.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed which expands Medicare to include an outpatient prescription drug benefit beginning in 2006. To encourage employers to retain or provide postretirement drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits to retirees that are “actuarially equivalent” to the Medicare benefit. In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on how companies should account for the impact of the Act on its postretirement health care plans. Based on guidance available at this time, the plan is not expected to be actuarially equivalent to the Medicare benefit due to the fact that the employer’s premiums are capped at the level paid in 2001.

NOTE  K—NEW ACCOUNTING STANDARDS

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs - An Amendment of ARB No. 43, Chapter 4. This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. As required by SFAS 151, the Company adopted this new accounting standard on January 1, 2006. The adoption did not have a material impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective applications to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, this Statement requires that a change in depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. This new accounting standard was effective January 1, 2006. The adoption of SFAS 154 had no impact on our financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (SFAS 155), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole, eliminating the need to separate the derivative from its host, if the holder elects to account for the whole instrument on a fair value basis. This new accounting standard is effective January 1, 2007. The adoption of SFAS 155 is not expected to have an impact on our financial statements.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.   The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial notes (“Notes”) appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2005.

The Company’s primary business is manufacturing high-precision computer controlled metal cutting and grinding machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Over 60% of our net sales are to customers outside North America, and approximately 57% of our employees are located outside of North America.

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

Other key performance indicators are geographic distribution of sales and orders, gross margin as a percent of sales, income from operations, working capital changes and debt level trends.  In an industry where constant product technology development has led to an average life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

Since the Company’s U.S. operations has experienced net losses from 2001 thru 2005, the Company recorded a deferred tax charge in September 2003 and established a valuation allowance offsetting our entire U.S. deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109. The Company’s management team continues to believe that these deferred tax assets will be fully utilized as credits against tax expense on future taxable income prior to the assets expiring. The U.S. operations historically averaged $10.0 million annual pretax profit in the years 1990-2000 and the current tax law provides for a carry-forward period, which for our current U.S. deferred tax assets extends until 2021-2023. However the recovery of these tax assets is currently uncertain.

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons. The Company’s primary competitors, particularly for the most technologically advanced products are now, largely, manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese yen, Euro, and Swiss franc to be central to competitive pricing in all of our markets. Also, we translate the financial results of our Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and financial reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. dollar may significantly affect comparative data. We also purchase computer controls and other components from suppliers throughout the world, and our purchase costs reflect these foreign currency exchange rate changes.

Pension liabilities have represented another significant uncertainty for the Company. We provide defined benefit pension plans for eligible employees in the U.S.(employees hired prior to March 1, 2004), Switzerland, England, and Taiwan. Changes in interest rates and equity market investment returns have resulted in deferred pension charges to equity of $4.8 million for 2005. These non-cash charges were recorded in “other comprehensive income” in the equity section of the consolidated balance sheets. The underlying economic causes for these charges reflect a risk of increased future pension expense. Further large pension charges driven by declines in interest rates or lower than assumed investment returns may require the Company to negotiate changes to our current borrowing arrangements.

In January 2006, the Company executed its option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”). BPT had granted the Company the exclusive right to manufacture and sell certain versions of the knee-mill machine tool, accessories and spare parts under Alliance Agreements dated October 29, 2002 and November 3, 2004. Per the Alliance Agreements, the Company agreed to pay BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts. Royalty expense under this agreement was $1.3 million in 2005. The purchase price for the technical information was $5.0 million and it will be amortized over a ten-year period. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object codes, customer lists and proprietary rights and assets of a similar nature. Subsequent to this purchase, no further royalties will be paid to BPT.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2006 and March 31, 2005:

	Three months ended
	March 31,
	2006	2005	Change		% Change
	(dollars in thousands, except per share amount)
Net sales	$75,436	$68,048	$7,388		10.9%
Gross profit	22,903	21,114	1,789		8.5%
Income from operations	3,642	3,638	4		0.1%
Profit before taxes	2,618	2,934	(316)		(10.8)%
Net income	1,947	1,864	83		4.5%
Diluted earnings per share	$0.22	$0.21	$0.01		4.8%
Weighted average shares outstanding	8,800	8,838
Gross profit as % of net sales	30.4%	31.0%	(0.6	) pts.
Profit before taxes as % of net sales	3.5%	4.3%	(0.8	) pts.
Net income as % of net sales	2.6%	2.7%	(0.1	) pts.

Net Sales.   Net sales for the three months ended March 31, 2006 were $75.4 million, an increase of $7.4 million or 10.9 % compared to the three months ended March 31, 2005.

The table below summarizes first quarter 2006 net sales by geographical region compared to the same period in 2005:

	Three months ended
	March 31,
Sales to Customers in:	2006	2005	% Change
	(dollars in thousands)
North America	$29,181	$24,464	19.3%
Europe	29,221	31,114	(6.1)%
Asia & Other	17,034	12,470	36.6%
	$75,436	$68,048	10.9%

Net sales increased in both the North America and Asia & Other regions as a result of both strong manufacturing activity and the introduction of Bridgeport products. Although, the European region experienced slower manufacturing activity than the other regions of the world, European net sales were above last year in local currencies, primarily as a result of the Bridgeport products. However, the European  region reported a decrease in net sales due to the impact of exchange rates.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the first quarter of 2006, the U.S. dollar strengthened by 10% against the Swiss Franc, 8% against the British Pound Sterling, 9% against the Euro and 4% against the New Taiwanese dollar, while it weakened by 5% against the Canadian dollar and 3% against the Chinese Renminbi compared to the average rates during the same period in 2005. The net of these foreign currency changes relative to the U.S. dollar was an unfavorable impact of $3.1 million on sales for the first quarter of 2006.

Sales of machines accounted for approximately 71.0% and 69.2% of net sales in the first quarter of 2006 and 2005, respectively. Sales of non-machine products and services consist of workholding, repair parts, service, and accessories.

Orders and Backlog:   The table below summarizes orders by geographical region for the first quarter of 2006 compared  to the same period in 2005:

	Three months ended
	March 31,
Orders from Customers in:	2006	2005	% Change
	(dollars in thousands)
North America	$29,107	$26,627	9.3%
Europe	32,605	31,384	3.9%
Asia & Other	15,018	13,097	14.7%
	$76,730	$71,108	7.9%

Orders for the first quarter of 2006 were $76.7 million, an increase of $5.6 million or 7.9% compared to the same period in 2005.

The increased North American and Asian and Other orders reflected the general increase in manufacturing activity and the introduction of Bridgeport products. European orders increased due to orders of the Bridgeport products and orders of grinding products. The Company is continuing to invest in Asia through our Taiwanese and Chinese subsidiaries by increasing capacity, promotional expenses, and support personnel to take advantage of the strong sales growth opportunities in that area.

The Company’s consolidated backlog at March 31, 2006 was $75.0 million. The consolidated backlog increased $1.3 million this quarter from December 31, 2005.

Gross Profit.   Gross Profit for the first quarter of 2006 was $22.9 million, an increase of $1.8 million or 8.5% compared to the same period in 2005. The increase in gross profit was primarily due to the increased sales levels discussed above. The gross profit increase was negatively impacted by the effect of exchange rate changes.  Gross profit margin for the first quarter of 2006 was 30.4% compared to 31.0% for the same period in 2005. The decrease in gross profit margin percentages was the result of changes in product and market mix and higher-than-anticipated costs on first-time turnkey projects. Additionally, there were increased sales through distributors which generally have lower gross profit margins but also incur lower SG&A expenses compared to sales by the Company’s direct sales force.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses were $19.3 million, or 25.5% of net sales for the first quarter of 2006, an increase of $1.8 million or 10.2 % compared to $17.5 million or 25.7% of net sales for the same period in 2005. The increase in SG&A is primarily attributable to the following: commission expense of $619,000 due to higher sales, marketing and customer support of $448,000, pension and benefit costs of $245,000, tradeshows of $165,000 and information technology expenses of $145,000.

Income from Operations.   Income from operations was $3.6 million, or 4.8% of net sales for the first quarter of 2006 compared to $3.6 million or 5.3% of net sales for the same period in 2005.

Interest Expense & Interest Income.   Interest expense includes interest payments under our credit facility, unrealized and realized gains or losses on our interest rate swap agreement and amortization of deferred financing costs associated with our credit facility. Interest expense was $1.1 million for the first quarter of 2006 compared to $0.8 million for the same period in 2005. This increase was primarily due to higher average borrowings, which are related to the purchase of the 49% minority interest in Hardinge Taiwan Limited and the purchase of the technical information of the Bridgeport knee-mill machine tool business as reported by the Company in prior filings with the Securities and Exchange Commission.

Income Taxes.   The provision for income taxes was $671,000 for the first quarter of 2006 compared to $793,000 for the same period in 2005. The effective income tax rate was 25.6% for the first quarter of 2006 compared to 27.0% for the same period of 2005. Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. The Company expects the 2006 effective income tax rate to be in the range of 25% to 26%.

In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations. Consistent with accounting for taxes under FAS109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) of the U.S. operations for the quarter ended March 31, 2006 or 2005 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

Minority Interest In (Profit) of Consolidated Subsidiary.   Until December 27, 2005, the Company had a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. There is no minority interest reduction to consolidated net income in 2006 compared to a reduction of $277,000 in the same period of 2005.

Net Income.   Net income for the first quarter of 2006 was $1.9 million, or 2.6% of net sales, compared to $1.9 million, or 2.7% of net sales for the same period in 2005. Diluted and basic earnings per share for the first quarter of 2006 were $0.22, an increase of $0.01 or 4.8% compared to $0.21 for the first quarter of 2005.

Liquidity and Capital Resources

At March 31, 2006 cash and cash equivalents were $3.9 million compared to $6.6 million at December 31, 2005. The current ratio at March 31, 2006 was 2.61:1 compared to 2.65:1 at December 31, 2005.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the first quarter of 2006 compared to the same period in 2005 are summarized in the table below:

	Three months ended March 31,
	2006	2005
	(dollars in thousands)
Net cash provided by (used in) operating activities	$4,252	$(10,596)
Cash flow (used in) investing activities	$(11,013)	$(670)
Capital expenditures (included in investing activities)	$(832)	$(670)

Cash provided by operating activities was $4.3 million for the first quarter of 2006 compared to cash used by operating activities of  $10.6 million for the first quarter of 2005. This represents an increase in cash provided by operating activities of $14.9 million. The higher level of working capital required in 2005 was necessary to support the growth and integration of the Bridgeport product line acquired in the fourth quarter of 2004.

Cash used in investing activities was $11.0 million for the first quarter of 2006 compared to $0.7 million for the same period in 2005. Investing activities were primarily related to the purchase of the 49%  interest in Hardinge Taiwan acquired in the fourth quarter of 2005 and the purchase of the technical information of the Bridgeport knee-mill machine tool business. The first quarter 2005 capital expenditures were primarily for leasehold improvement costs to outfit a new demonstration and technical center, which houses the activities of Bridgeport operations in the UK.

Cash Flow Provided by Financing Activities:

Cash flow provided by financing activities for the three months ended March 31, 2006 and 2005, are summarized in the table below:

	Three months ended March 31,
	2006	2005
	(dollars in thousands)
Borrowings of long-term debt	$3,796	$10,751
Borrowings on short-term notes payable	798	2,350
(Purchases) sales of treasury stock	(332)	142
Payment of dividends	(266)	(265)
Net cash provided by financing activities	$3,996	$12,978

Cash flow provided by financing activities was $4.0 million for the first quarter of 2006 compared to $13.0 million for the first quarter of 2005. Debt, including notes payable was $71.8 million on March 31, 2006 compared to $55.9 million on March 31, 2005.

Credit Facilities:

          The Company maintains a revolving loan agreement with a group of U.S. banks. This agreement, which expires in January 2011, provides for borrowings of up to $40.0 million, secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65 % of its investment in its major subsidiaries. Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s Debt to EBITDA (earnings before interest, taxes depreciation and amortization) ratio. A commitment fee of 0.375% is payable on the unused portion of the facility. At March 31, 2006, borrowings under this agreement totaled $23.0 million.

          The Company executed an amendment to the revolving loan agreement with the same banking group which provides an additional $20.0 million on the revolving loan agreement. This amendment is a temporary facility which expires on June 30, 2006. At March 31, 2006, borrowings under this agreement totaled $12.9 million.

         The Company also has a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described above. At  March 31, 2006, the balance of the term loan was $24.0 million with quarterly principal payments of $1.2 million through December 2006 and $1.3 million from 2007 through December 2010.

          The Company maintains an $8.0 million unsecured short-term line of credit from a bank with interest based on a fixed percent over the one-month LIBOR. There were no outstanding balances on this line at March 31, 2006. Borrowings under this line at March 31, 2005 totaled $5.0 million.

          The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 17.5 million Swiss francs, which is equivalent to approximately $13.4 million at March 31, 2006. At March 31, 2006, borrowings under these facilities totaled $4.6 million. The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank, which provide for borrowings up to 13.8 million Swiss francs, which is equivalent to approximately $10.6 million at March 31, 2006. At March 31, 2006, borrowings under these facilities totaled $5.8 million, which are secured by the real property owned by the Swiss subsidiaries.

         The Company’s U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.3 million pounds sterling, which is equivalent to approximately $0.4 million at March 31, 2006. At March 31, 2006, there were no borrowings under this facility. The Company’s U.K. subsidiary also has mortgage debt in the amount of 0.9 million pounds sterling, which is equivalent to approximately $1.5 million at March 31, 2006.

  Certain of these debt agreements require, among other things, that we maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.  The Company was in compliance with all financial covenants at March 31, 2006.

  In aggregate, these and other borrowing agreements provide for borrowing availability of up to $118.0 million, of which $71.8 million was borrowed at March 31, 2006. The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

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

PART I. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 None

ITEM 4. CONTROLS AND PROCEDURES

                The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2006 and has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no changes in the Company’s internal control over financial reporting during the first quarter of 2006.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1. a. Risk Factors

               There is no change to the risk factors disclosed in the Company’s 2005 Annual Report on Form 10K.

Item 2. Changes in Securities

                 The following tables provides information about issuer repurchases of the Company’s common stock by month for the quarter ended March 31, 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 - January 31, 2006	8,876	$16.91
February 1 - February 28, 2006	—	—
March 1 - March 31, 2006	3,347	$15.25
Total	12,223

               The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations or payment for the exercise of stock options.

Item 3. Default upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

              The 2006 Annual Meeting of Shareholders of Hardinge Inc. was held on May 2, 2006. A total of 8,090,126 of the Company’s shares were present or represented by proxy at the meeting. This represents approximately 91% of the Company’s shares outstanding. The two Class III directors named below were elected to serve a three-year term.

Class III Directors:	Votes for
Douglas A. Greenlee	7,998,275
John J. Perrotti	8,024,897

              Daniel J. Burke, J. Patrick Ervin, J. Philip Hunter, Mitchell I. Quain, and Kyle H. Seymour continue as Directors of the Company.

              The election of Ernst & Young LLP as the Company’s independent accountants for the year 2006 was ratified with 8,003,224 shares voted in favor.

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

Current Report on Form 8-K, filed January 3, 2006 to disclose that the Company entered into a Share Purchase Agreement on December 27, 2005 to acquire the 49% minority interest of Hardinge Taiwan Limited and that Hardinge Taiwan Limited entered into a Share Sale and Purchase Agreement with U-Sung Co. Ltd.

Current Report on Form 8-K, filed January 12, 2006 in connection with a January 6, 2006 press release announcing that the Company had acquired the stock of the minority interest of Hardinge Taiwan Limited.

Current Report on Form 8-K, filed February 21, 2006 in connection with a February 16, 2006 press release announcing the Company’s fourth quarter 2005 results and year-to-date 2005 results, and to also announce the declaration of a dividend to shareholders.

Current Report on Form 8-K, filed March 24, 2006 to report that the Board of Directors of the Company had amended the Corporation By-Laws to adopt a resolution to allow shareholders to vote by internet and telephone for the annual meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

May 10, 2006	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

May 10, 2006	By:	/s/ Charles R. Trego, Jr.
Date		Charles R. Trego, Jr.
Senior Vice President/CFO
(Principal Financial Officer)