Form 10-Q
period 2006-06-30
HARDINGE INC
filed 2006-08-09
CIK 313716

FORM 10Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of June 30, 2006 there were 8,830,955 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

Part I	Financial Information

	Item 1.	Financial Statements

Consolidated Balance Sheets at June 30, 2006 and December 31, 2005.

Consolidated Statements of Income and Retained Earnings for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2006 and 2005.

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005.

Condensed Notes to Consolidated Financial Statements.

	Item 2.	Management’s Discussion and Analysis of Financial
Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About
Market Risks

	Item 4.	Controls and Procedures

Part II	Other Information

	Item 1.	Legal Proceedings

	Item 1.a.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Default upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K

Signatures

Certifications

PART I.  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands, except preferred and common share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash	$6,499	$6,552
Accounts receivable, net	67,440	67,559
Notes receivable, net	2,893	4,060
Inventories	125,434	117,036
Deferred income tax	779	744
Prepaid expenses	11,206	6,921
Total current assets	214,251	202,872

Property, plant and equipment:
Property, plant and equipment	175,318	170,961
Less accumulated depreciation	108,989	104,640
Net property, plant and equipment	66,329	66,321

Other assets:
Notes receivable	4,080	3,683
Deferred income taxes	461	455
Intangible pension asset	264	247
Other intangible assets	12,148	7,438
Goodwill	18,997	17,699
Other long term assets	1,643	1,561
	37,593	31,083

Total assets	$318,173	$300,276

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued

(In Thousands, except preferred and common share and per share amounts)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$27,940	$26,454
Notes payable to bank	10,285	3,803
Deferred purchase price of acquisitions	—	5,129
Accrued expenses	18,611	19,920
Accrued pension expense	2,059	2,375
Accrued income taxes	3,075	3,223
Deferred income taxes	2,764	2,592
Current portion of long-term debt	19,880	12,955
Total current liabilities	84,614	76,451

Other liabilities:
Long-term debt	49,854	50,356
Accrued pension expense	19,787	19,731
Deferred income taxes	2,915	2,646
Accrued postretirement benefits	5,779	5,985
Derivative financial instruments	1,329	1,709
Other liabilities	4,019	4,405
	83,683	84,832

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; but unissued at June 30, 2006 and December 31, 2005.
Common stock, $.01 par value:
Authorized shares - 20,000,000; Issued shares — 9,919,992 at June 30, 2006 and December 31, 2005	99	99
Additional paid-in capital	59,646	60,387
Retained earnings	108,642	104,219
Treasury shares — 1,089,037 at June 30, 2006 and 1,063,287 shares at December 31, 2005.	(14,022)	(13,697)
Accumulated other comprehensive income	(4,489)	(11,029)
Deferred employee benefits	—	(986)
Total shareholders’ equity	149,876	138,993

Total liabilities and shareholders’ equity	$318,173	$300,276

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$78,518	$73,527	$153,954	$141,575
Cost of sales	54,932	50,030	107,465	96,964
Gross profit	23,586	23,497	46,489	44,611

Selling, general and administrative expenses	18,279	18,114	37,540	35,590
Income from operations	5,307	5,383	8,949	9,021

Interest expense	1,311	1,021	2,457	1,861
Interest (income)	(58)	(155)	(180)	(291)
Income before income taxes and minority interest in (profit) of consolidated subsidiary	4,054	4,517	6,672	7,451
Income taxes	1,047	1,271	1,718	2,064
Minority interest in (profit) of consolidated subsidiary		(791)		(1,068)
Net income	3,007	2,455	4,954	4,319

Retained earnings at beginning of period	105,900	99,876	104,219	98,277
Less dividends declared	265	267	531	532
Retained earnings at end of period	$108,642	$102,064	$108,642	$102,064

Per share data:

Basic earnings per share:	$0.34	$0.28	$0.57	$0.49
Weighted average number of common shares outstanding	8,765	8,767	8,766	8,756

Diluted earnings per share:	$0.34	$0.28	$0.56	$0.49
Weighted average number of common shares outstanding	8,807	8,829	8,801	8,840

Cash dividends declared per share	$0.03	$0.03	$0.06	$0.06

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)
Operating activities
Net income	$4,954	$4,319
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,731	4,606
Provision for deferred income taxes	127	425
Minority interest	—	1,068
Foreign currency transaction (gain) loss	(319)	295
Changes in operating assets and liabilities:
Accounts receivable	2,402	(7,576)
Notes receivable	855	2,222
Inventories	(4,376)	(19,762)
Prepaids/other assets	(4,478)	(1,870)
Accounts payable	835	2,220
Accrued expenses	(4,150)	(3,335)
Accrued postretirement benefits	(205)	(65)
Net cash provided by (used in) operating activities	376	(17,453)

Investing activities
Capital expenditures	(1,967)	(2,947)
Purchase of Bridgeport kneemill technical information	(5,000)	—
Purchase of minority interest in Hardinge Taiwan	(110)	—
Purchase of U-Sung Co., Ltd.	(5,071)	—
Net cash (used in) investing activities	(12,148)	(2,947)

Financing activities
Increase in short-term notes payable to bank	5,921	368
Increase in long-term debt	6,298	21,067
Net (purchases) sales of treasury stock	(332)	210
Dividends paid	(531)	(532)
Net cash provided by financing activities	11,356	21,113

Effect of exchange rate changes on cash	363	(216)
Net (decrease) increase in cash	(53)	497

Cash at beginning of period	6,552	4,189

Cash at end of period	$6,499	$4,686

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2006

NOTE A—BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.  The Company operates in only one business segment — industrial machine tools.

              The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B—STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (SFAS 123(R)), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the fair value of these awards over the requisite employee service period. The accounting provisions of FAS 123(R) became effective for the Company beginning on January 1, 2006.

The Company adopted SFAS 123(R) on January 1, 2006, applying the modified prospective method. SFAS 123(R) requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.  Under the modified prospective method the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding at the date of adoption.

The Company did not issue any new stock options during the three month and six month periods ended June 30, 2006.  In addition, all previously awarded stock option grants were fully vested at the date of the adoption of FAS 123(R). Therefore, the Company did not recognize any share-based compensation expense in the six month period ended June 30, 2006 based on stock options issued prior to January 1, 2006.

 The Company did recognize share-based compensation expense in relation to restricted stock issued prior to January 1, 2006 and stock issued during the first half of 2006. As of December 31, 2005, the Company had 193,750 shares of restricted stock outstanding.  During the six month period ended June 30, 2006, 28,734 shares vested with an intrinsic value of $0.5 million and 21,766 shares were forfeited.  During the first six months of 2006, the Company granted 3,000 additional shares of restricted stock with a value of $53,880 which remains unvested as of June 30, 2006. Total share-based compensation expense (income) for the three months and six months ended June 30, 2006 was $61,948 and $57,444, respectively, relating to restricted stock. There were a total of 146,250 restricted shares outstanding at June 30, 2006.  The compensation cost not yet recognized on these shares was $0.7 million, which will be amortized over a weighted average term of 3.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE B—STOCK-BASED COMPENSATION (Continued)

The Company uses the Black-Scholes option-pricing method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate.

              A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Shares at beginning of period	175,619	229,786	184,288	235,918
Shares granted	—	4,500	—	4,500
Weighted average price per share	—	$14.80	—	$14.80
Shares canceled, forfeited or exercised	(13,500)	(8,916)	(22,169)	(15,048)
Weighted average price per share	$18.66	$8.87	$15.52	$8.52
Shares at end of period	162,119	225,370	162,119	225,370
Weighted average price per share	$13.37	$13.36	$13.37	$13.36

                At June 30, 2005, the Company accounted for restricted share grants and stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123(R), stock-based employee compensation expense related to stock options was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company amortizes compensation expense for restricted stock over the vesting period of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three month and six month periods ended June 30, 2005, (in thousands, except per share data):

	Three months ended June 30,	Six months ended June 30,
	2005	2005
	(dollars in thousands except per share data)
Reported net income	$2,455	$4,319
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	117	216
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(138)	(256)
Pro forma net income	$2,434	$4,279
Earnings per share:
Basic and Diluted — as reported	$0.28	$0.49
Basic — pro forma	$0.28	$0.49
Diluted — pro forma	$0.28	$0.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE B—STOCK-BASED COMPENSATION (Continued)

The following characteristics apply to the Plan stock options that are fully vested, as of June 30, 2006:

Number of options outstanding that are currently exercisable	162,119
Weighted-average exercise price of options currently exercisable	$13.37
Aggregate intrinsic value of options currently exercisable	$537,879
Weighted-average contractual term of options currently exercisable	4.83 years

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

              A reconciliation of the changes in the Company’s product warranty liability during the three month and six month periods ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$1,661	$1,405	$1,503	$1,449
Provision for warranties	505	622	994	897
Warranties settlement costs	(427)	(440)	(770)	(705)
Other — currency translation impact	70	(75)	82	(129)
Quarter end balance	$1,809	$1,512	$1,809	$1,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE D—INVENTORIES

             Inventories are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2006	2005
Finished products	$55,845	$50,620
Work-in-process	35,753	33,333
Raw materials and purchased components	33,836	33,083
	$125,434	$117,036

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE G—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

             Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share.   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.  For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock and stock options.

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Numerator:
Net income	$3,007	$2,455	$4,954	$4,319
Numerator for basic earnings per share	3,007	2,455	4,954	4,319
Numerator for diluted earnings per share	3,007	2,455	4,954	4,319
Denominator:
Denominator for basic earnings per share—weighted average shares (in thousands)	8,765	8,767	8,766	8,756
Effect of diluted securities:
Restricted stock and stock options (in thousands)	42	62	35	84
Denominator for diluted earnings per share—adjusted weighted average shares (in thousands)	8,807	8,829	8,801	8,840

Basic earnings per share	$0.34	$0.28	$0.57	$0.49
Diluted earnings per share	$0.34	$0.28	$0.56	$0.49

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

            During the three and six month periods ended June 30, 2006 and 2005, the components of total comprehensive income (loss) consisted of the following  (dollars in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net Income	$3,007	$2,455	$4,954	$4,319
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	6,614	(7,462)	7,910	(12,036)
Foreign currency translation — pension	(366)	203	(421)	323
Unrealized (loss) gain on derivatives, net of tax:
Cash flow hedges	(47)	(91)	(58)	317
Net investment hedges	(783)	1,373	(891)	2,193
Other comprehensive income (loss)	5,418	(5,977)	6,540	(9,203)
Total Comprehensive Income (Loss)	$8,425	$(3,522)	$11,494	$(4,884)

            Accumulated balances of the components of other comprehensive (loss) income consisted of the following at June 30, 2006 and December 31, 2005  (dollars in thousands):

	Accumulated balances
	June 30,	Dec. 31,
	2006	2005
Accumulated Other Comprehensive Income (Loss):
Minimum pension liability (net of tax of $4,194 and $4,122, in 2006 and 2005 respectively)	$(15,412)	$(14,991)
Foreign currency translation adjustments	13,806	5,896
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $643 and $570, respectively)	577	635
Net investment hedges, (net of tax of $715 and $715, respectively)	(3,460)	(2,569)
Accumulated Other Comprehensive (Loss)	$(4,489)	$(11,029)

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

           The total carrying amount of goodwill was $19.0 million as of June 30, 2006 and $17.7 million as of December 31, 2005.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE  I—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

added $0.5 million to goodwill.  The asset value of the goodwill increased by $1.1 million and $1.3 million, respectively, during the three month and six month periods ended June 30, 2006, with the entire change caused by the increased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

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

           Other intangible assets also include the $5.0 million purchase of the technical information of the Bridgeport knee-mill in January.  The Company will amortize this asset over ten years.

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

           A summary of the components of net periodic pension costs for the consolidated company for the three and six months ended June 30, 2006 and 2005 is presented below:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$822	$773	$1,644	$1,556
Interest cost	1,893	1,889	3,787	3,800
Expected return on plan assets	(2,236)	(2,248)	(4,471)	(4,525)
Amortization of prior service cost	(32)	(33)	(65)	(67)
Amortization of transition (asset) obligation	(92)	(92)	(184)	(186)
Amortization of (gain) loss	346	179	691	361
Net periodic benefit cost	$701	$468	$1,402	$939

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

NOTE J—PENSION AND POST RETIREMENT PLANS (Continued)

          A summary of the components of net postretirement benefits costs for the consolidated company for the three and six months ended June 30, 2006 and 2005 is presented below:

	Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2006		2005
	(dollars in thousands)
Service cost	$8	$20	$16	$40
Interest cost	39	90	78	180
Amortization of prior service cost	(126)	(6)	(253)	(12)
Amortization of (gain) loss	10	2	21	3
Net periodic benefit (benefit) cost	$(69)	$106	$(138)	$211

           The expected contributions to be paid during the year ending December 31, 2006 to the domestic defined benefit plan are $2.4 million.  As of June 30, 2006, $0.9 million of contributions have been made to the domestic plan. The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2006 to the foreign defined benefit plans are $2.0 million.  For each of the Company’s foreign plans, employer and employee contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of June 30, 2006 and 2005, $1.1 million and $1.1 million of contributions have been made to the foreign plans, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2006

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

               In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting  in  interim  periods,  disclosure,  and transition.  FIN 48 is effective for fiscal years beginning  after December 15, 2006.  The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

The Company’s primary business is manufacturing high-precision computer controlled material cutting and grinding machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Over 60% of our net sales are to customers outside North America, and approximately 57% of our employees are located outside of North America.

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

Since the Company’s U.S. operations have experienced net losses from 2001 thru 2005, the Company recorded a deferred tax charge in September 2003 and established a valuation allowance offsetting our entire U.S. deferred tax asset in accordance with Statement of Financial Accounting Standards No. 109.  The Company’s management team continues to believe that these deferred tax assets will be fully utilized as credits against tax expense on future taxable income prior to the assets expiring. The U.S. operations historically averaged $10.0 million annual pretax profit in the years 1990-2000 and the current tax law provides for a carry-forward period, which for our current U.S. deferred tax assets extends until 2021-2023. However the recovery of these tax assets is currently uncertain.

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons.  The Company’s primary competitors, particularly for the most technologically advanced products are now, largely, manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese yen, Euro, and Swiss franc to be central to competitive pricing in all of our markets.  Also, we translate the financial results of our Swiss, Taiwanese, Chinese, British, German and Canadian subsidiaries into U.S. dollars for consolidation and financial reporting purposes.  Period to period changes in the exchange rate between their local currencies and the U.S. dollar may significantly affect comparative data.  We also purchase computer controls and other components from suppliers throughout the world, and our purchase costs reflect these foreign currency exchange rate changes.

Pension liabilities have represented another significant uncertainty for the Company. We provide defined benefit pension plans for eligible employees in the U.S. (employees hired prior to March 1, 2004), Switzerland, England, and Taiwan.  Changes in interest rates and equity market investment returns have resulted in deferred pension charges to equity of $4.8 million for 2005. These non-cash charges were recorded in “other comprehensive income” in the equity section of the consolidated balance sheets.  The underlying economic causes for these charges reflect a risk of increased future pension expense.  Further large pension charges driven by declines in interest rates or lower than assumed investment returns may require the Company to negotiate changes to our current borrowing arrangements.

In January 2006, the Company executed its option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”).  BPT had granted the Company the exclusive right to manufacture and sell certain versions of the knee-mill machine tool, accessories and spare parts under Alliance Agreements dated October 29, 2002 and November 3, 2004.  Per the Alliance Agreements, the Company agreed to pay BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts. Royalty expense under this agreement was $1.3 million in 2005. The purchase price for the technical information was $5.0 million which will be amortized over a ten-year period.  The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object codes, customer lists and proprietary rights and assets of a similar nature.  Subsequent to this purchase, no further royalties will be paid to BPT.

Results of Operations

Summarized selected financial data for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,				Six months ended June 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$78,518	$73,527	$4,991	6.8%	$153,954	$141,575	$12,379	8.7%
Gross Profit	23,586	23,497	89.4%		46,489	44,611	1,878	4.2%
Income from operations	5,307	5,383	(76)	(1.4)%	8,949	9,021	(72)	(.8)%
Profit before taxes	4,054	4,517	(463)	(10.3)%	6,672	7,451	(779)	(10.5)%
Net income	3,007	2,455	552	22.5%	4,954	4,319	635	14.7%
Diluted earnings per share	$0.34	$0.28	$0.06		$0.56	$0.49	$0.08
Weighted average shares outstanding (in thousands)	8,807	8,829			8,801	8,840
Gross Profit as % of net sales	30.0%	32.0%			30.2%	31.5%
Profit before taxes as % of net sales	5.2%	6.1%			4.3%	5.3%
Net income as % of net sales	3.8%	3.3%			3.2%	3.1%

Net Sales.  Net sales for the three months ended June 30, 2006 were $78.5 million, an increase of $5.0 million or 6.8% compared to the three months ended June 30, 2005.  Net sales for the six months ended June 30, 2006 were $154.0 million, an increase of $12.4 million or 8.7% compared to the six months ended June 30, 2005.

The table below summarizes net sales by geographical region for the three and six months ended June 30, 2006 compared to the same periods in 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
Sales to Customers in:	2006	2005	% Change	2006	2005	% Change
North America	$28,246	$26,292	7.4%	$57, 427	$50,756	13.1%
Europe	31,687	29,932	5.9%	60,908	61,046	(.2)%
Asia & Other	18,585	17,303	7.4%	35,619	29,773	19.6%
	$78,518	$73,527	6.8%	$153,954	$141,575	8.7%

Sales to customers in all regions increased in the second quarter of 2006 compared to the second quarter of 2005. Sales to customers in North America increased as a result of growth in the lathe product line. Sales to customers in Europe increased as a result of growth in both the milling and grinding product lines. Sales to customers in Asia & Other increased as a result of growth in both milling and lathe product lines.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the second quarter of 2006, the U.S. dollar strengthened by 1% against the Swiss Franc, 2% against the British Pound Sterling, 1% against the Euro and 2% against the New Taiwanese dollar, while it weakened by 11% against the Canadian dollar and 3% against the Chinese Renminbi compared to the average rates during the same period in 2005.  The net of these foreign currencies relative to the U.S. dollar was an unfavorable impact of $0.3 million and $3.4 million on sales for the three and six months ended June 30, 2006 compared to the same periods in 2005.

Sales of machines accounted for 71% of net sales for the three months and six months ended June 30, 2006 compared to 71% and 70%, respectively, for the same periods of 2005. Sales of non-machine products and services consist of workholding repair parts, service and accessories.

       Orders and Backlog:   The table below summarizes orders by geographical region for the three and six months ended June 30, 2006 compared to the same periods in 2005:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
Orders from Customers in:	2006	2005	% Change	2006	2005	% Change
North America	$34,075	$29,847	14.2%	$63,182	$56,474	11.9%
Europe	33,467	29,832	12.2%	64,605	61,216	5.5%
Asia & Other	24,841	16,997	46.1%	41,326	30,094	37.3%
	$92,383	$76,676	20.5%	$169,113	$147,784	14.4%

        Orders for the three months ended June 30, 2006 were $92.4 million, an increase of $15.7 million or 20.5% compared to the three months ended June 30, 2005.  Orders for the six months ended June 30, 2006 were $169.1 million, an increase of  $21.3 million or 14.4 % compared to the six months ended June 30, 2005.

        Orders from customers in North America and Asia & Other increased as a result of expansion in the Company’s lathe product line and increased orders in the Company’s grinding products. Orders for the second quarter of 2006 included an order in the Asia & Other region valued at approximately $5.0 million that we anticipate will repeat in the third quarter of this year, but not in future quarters.  The Company is continuing to invest in Asia through our Taiwanese and Chinese subsidiaries by increasing capacity, promotional expenses, and support personnel to take advantage of the strong sales growth opportunities in that area.  European order growth was driven primarily by improvements in orders for the Company’s grinding product lines.

        Our consolidated backlog at June 30, 2006 was $88.8 million compared to $75.0 million at March 31, 2006.

        Gross Profit .  Gross Profit for the three months ended June 30, 2006 was $23.6 million, an increase of $.1 million or .4% compared to the three months ended June 30, 2005.  Gross profit for the six months ended June 30, 2006 was $46.5 million, an increase of $1.9 million or 4.2% compared to the six months ended June 30, 2005.  The increased gross profit is primarily due to the increased sales levels discussed above.  Additionally, the weakening of foreign currencies relative to the U.S. dollar had an unfavorable impact of $0.2 million and $1.2 million on gross profit for the three and six months ended June 30, 2006 compared to the same periods in 2005. Gross margin for the three and six months ended June 30, 2006 was 30.0% and 30.2% of net sales, compared to 32.0% and 31.5% of net sales for the three and six months ended June 30, 2005. The decrease in gross profit margin for 2006 compared to 2005 was the result of changes in product mix and market mix. There were also increased sales through distributors which generally have lower gross profit margins but also incur lower SG&A expenses compared to sales by the Company’s direct sales force.

        Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were $18.3 million, or 23.3% of net sales for the three months ended June 30, 2006, an increase of $.2 million or .9% compared to $18.1 million or 24.6% of net sales for the three months ended June 30, 2005.  SG&A expenses were $37.5 million or 24.4% of net sales for the six months ended June 30, 2006, compared to $35.6 million or 25.1% of net sales for the six months ended June 30, 2005.  The increase in SG&A for the six months ended June 30, 2006 compared to the same period for the prior year is primarily attributable to increases in: commission expense of $739,000 due to higher sales; wages, pension and benefit costs of $791,000; tradeshow expenses of $428,000; and information technology expenses of $549,000; offset by decreases in selling and marketing expenses of $479,000; and other income and expenses of $78,000.

        Income from Operations.  As a result of the above, income from operations was $5.3 million, or 6.8% of net sales for the three months ended June 30, 2006, compared to $5.4 million or 7.3% of net sales for the three months ended June 30, 2005.  Income from operations was $8.9 million or 5.8% of net sales for the six months ended June 30, 2006, compared to $9.0 million or 6.4% of net sales for the six months ended June 30, 2005.

        Interest Expense & Interest Income.  Interest expense includes interest payments under our credit facility, unrealized and realized gains or losses on our interest rate swap agreement and amortization of deferred financing costs associated with our credit facility.  Interest expense was $1.3 million and $2.5 million for the three months and six months ended June 30, 2006 compared to $1.0 million and $1.9 million for the same periods in 2005. The increase was primarily due to higher average borrowings incurred to finance the purchase of the 49% minority interest in Hardinge Taiwan Limited, in December 2005, and the purchase of the technical information of the Bridgeport knee-mill machine tool business, in January 2006, as reported by the Company in prior filings with the Securities and Exchange Commission.

        Income Taxes.  The provision for income taxes was $1.0 million and $1.7 million for the three and six months ended June 30, 2006, compared to $1.3 million and $2.1 million for the three and six months ended June 30, 2005.  The effective tax rate was 25.8% for the three and six months ended June 30, 2006, compared to 28.1% and 27.7% for the same periods in 2005. The effective tax rate is lower in 2006 due to the location of the pre-tax earnings including earnings in the U.S. which have been offset by previously unrecognized net operating loss carryforwards. Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate. The Company expects the 2006 effective tax rate to be in the range of 25% to 26%.

          In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under FAS109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) of the U.S. operations for 2006 or 2005 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

          Minority Interest In (Profit) of Consolidated Subsidiary.  Until December 27, 2005, the Company owned 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. There is no minority interest reduction to consolidated net income in 2006 compared to a reduction of $.8 million and $ 1.1 million for the three and six months ended June 30, 2005.

        Net Income.  Net income for the three months ended June 30, 2006 was $3.0 million, or 3.8% of net sales, compared to $2.5 million, or 3.3% of net sales for the three months ended June 30, 2005.    Net income for the six months ended June 30, 2006 was $5.0 million or 3.2% of net sales, compared to $4.3 million or 3.1% of net sales for the six months ended June 30, 2005.  Diluted and basic earnings per share for the three months ended June 30, 2006 were $0.34 compared to $0.28 for the three months ended June 30, 2005. Diluted and basic earnings per share for the six months ended June 30, 2006 were $0.57 and $0.56 compared to $0.49 for the six months ended June 30, 2005.

Liquidity and Capital Resources

       At June 30, 2006 cash and cash equivalents were $6.5 million compared to $6.6 million at December 31, 2005.  The current ratio at June 30, 2006 was 2.53:1 compared to 2.65:1 at December 31, 2005.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

       Cash flow provided by (used in) operating and investing activities for the six months ended June 30, 2006 compared to the same period in 2005 are summarized in the table below:

	Six months ended June 30,
	(dollars in thousands)
	2006	2005
Net cash provided by (used in) operating activities	$376	$(17,453)
Cash flow (used in) investing activities	$(12,148)	$(2,947)
Capital expenditures (included in investing activities)	$(1,967)	$(2,947)

       Cash provided by operating activities was $0.4 million for the six months ended June 30, 2006 compared to cash used by operating activities of $17.5 million for the same period in 2005. This represents an increase in cash provided by operating activities of $17.8 million. The higher level of working capital required in 2005 was necessary to support the growth and integration of the Bridgeport product line acquired in the fourth quarter of 2004.

Cash used in investing activities was $12.1 million for the six months ended June 30, 2006 compared to $2.9 million for the same period in 2005.  Investing activities were primarily related to the $5.1 million payment for the purchase of U-Sung Co., Ltd., which owned the land and building previously leased by Hardinge Taiwan, in the fourth quarter of 2005; the purchase of the technical information of the Bridgeport knee-mill machine tool business in the first quarter of 2006 for $5.0 million; and the final payment of $0.1 million on the purchase of the 49% interest in Hardinge Taiwan acquired in the fourth quarter of 2005. Capital expenditures for the six months ended June 30, 2005 were primarily for leasehold improvement costs to outfit a new demonstration and technical center, which houses the activities of Bridgeport operations in the UK.

Cash Flow Provided by Financing Activities:

       Cash flow provided by financing activities for the six months ended June 30, 2006 and 2005, are summarized in the table below:

	Six months ended June 30,
	(dollars in thousands)
	2006	2005
Borrowings/(repayments) of long-term debt	$6,298	$21,067
Borrowings/(repayments) of short-term notes payable	5,921	368
Net (purchases)/sales of treasury stock	(332)	210
Payments of dividends	(531)	(532)
Net cash provided by financing activities	$11,356	$21,113

     Cash flow provided by financing activities was $11.4 million for the six months ended June 30, 2006 compared to $21.1 million for the same period in 2005.  Debt outstanding, including notes payable, was $80.0 million on June 30, 2006 compared to $67.1 million on June 30, 2005.

Credit Facilities:

          The Company maintains a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2011, provides for borrowings of up to $40.0 million, secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65% of its investment in its major subsidiaries.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A commitment fee of 0.375% is payable on the unused portion of the facility.  At June 30, 2006, borrowings under this agreement totaled $20.2 million.

          The Company executed an amendment to the revolving loan agreement with the same banking group which provides an additional $20.0 million on the revolving loan agreement. This amendment is a temporary or bridge facility which was extended to December 29, 2006. At June 30, 2006, borrowings under this agreement totaled $14.3 million.

         The Company also has a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  At June 30, 2006, the balance of the term loan was $22.8 million with quarterly principal payments of $1.2 million through December 2006 and $1.3 million from 2007 through December 2010.

         The Company maintains an $8.0 million unsecured short-term line of credit from a bank with interest based on current prime.  At June 30, 2006 borrowings under this line of credit were $4.5 million.

          The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 16.5 million Swiss francs, which is equivalent to approximately $13.4 million at June 30, 2006.  The borrowing limits on these facilities are reduced 0.1 million Swiss francs or approximately $0.1 million per quarter. At June 30, 2006, borrowings under the overdraft facilities totaled $5.8 million.  The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank, which provide for borrowings up to 11.5 million Swiss francs, which is equivalent to approximately $9.4 million at June 30, 2006. The borrowing limits on these facilities are reduced 0.3 million Swiss francs or approximately $0.2 million per year.  At June 30, 2006, borrowings under the mortgage facilities totaled $5.3 million, which are secured by the real property owned by the Swiss subsidiaries.

          The Company’s U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.4 million pounds sterling, which is equivalent to approximately $0.6 million at June 30, 2006.  At June 30, 2006, there were no borrowings under this facility.  The Company’s U.K. subsidiary also has mortgage debt in the amount of 0.9 million pounds sterling, which is equivalent to approximately $1.6 million at June 30, 2006.  Principal on the mortgage loan is repaid monthly in the amount of approximately 6 thousand pounds sterling, which is equivalent to approximately $10.7 thousand.

          In June 2006 the Company’s Taiwan subsidiary entered into a credit facility with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings up to 180,000,000 New Taiwan dollars which is equivalent to approximately $5.6 million.  At June 30, 2006 borrowings under this agreement were $5.6 million.  Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwan dollars, which is equivalent to approximately $0.1 million.

          Certain of these debt agreements require, among other things, that the company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.   The Company was in compliance with all financial covenants at June 30, 2006.

          In aggregate, these and other borrowing agreements provide for borrowing availability of up to $121.4 million, of which $80.0 million was borrowed at June 30, 2006.  The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no material changes to our market risk exposures during the first six months of 2006.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2005 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

               The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006 and has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.  There were no changes in the Company’s internal control over financial reporting during the second quarter of 2006.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1.a.  Risk Factors

              There is no change to the risk factors disclosed in the Company’s 2005 Annual Report on Form 10K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

               None

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

              The 2006 Annual Meeting of Shareholders of Hardinge Inc. was held on May 2, 2006.   The following two Class III directors were elected to serve a three-year term: Douglas A. Greenlee and John J. Perrotti.   Ernst & Young LLP were elected as the Company’s independent registered public accountants for the year 2006.   All voting results were disclosed in the Company’s Form 10Q for March 31, 2006 filed with the Securities & Exchange Commission.

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

B.            Reports on Form 8-K:

Current Report on Form 8-K, filed May 8, 2006 in connection with a May 2, 2006 press release announcing the Company’s first quarter 2006 results and the declaration of a dividend.

Current Report on Form 8-K filed June 13, 2006 to disclose Amendment No. 4 to the Company’s Amended and Restated Revolving Credit and Term Loan Agreement and the execution of associated Amendment No. 1 to the Company’s Amended and Restated Security Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

August 9, 2006	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

August 9, 2006	By:	/s/ Charles R. Trego, Jr.
Date		Charles R. Trego, Jr.
Senior Vice President/CFO
(Principal Financial Officer)