Form 10-Q
period 2006-09-30
HARDINGE INC
filed 2006-11-09
CIK 313716

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes   ☐   No   ☒

As of September 30, 2006 there were 8,832,694 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  ITEM 1

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands, except preferred and common share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets

Current assets:
Cash	$7,215	$6,552
Accounts receivable, net	67,509	67,559
Notes receivable, net	2,559	4,060
Inventories	132,176	117,036
Deferred income tax	783	744
Prepaid expenses	9,465	6,921
Total current assets	219,707	202,872

Property, plant and equipment:
Property, plant and equipment	175,161	170,961
Less accumulated depreciation	110,954	104,640
Net property, plant and equipment	64,207	66,321

Other assets:
Notes receivable	3,881	3,683
Deferred income taxes	450	455
Intangible pension asset	268	247
Other intangible assets	12,004	7,438
Goodwill	18,740	17,699
Other	3,467	1,561
	38,810	31,083

Total assets	$322,724	$300,276

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued
(In Thousands, except preferred and common share and per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)

Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$30,326	$26,454
Notes payable to bank	6,514	3,803
Deferred purchase price of acquisitions	—	5,129
Accrued expenses	21,577	19,920
Accrued pension expense	1,155	2,375
Accrued income taxes	3,484	3,223
Deferred income taxes	2,670	2,592
Current portion of long-term debt	14,144	12,955
Total current liabilities	79,870	76,451

Other liabilities:
Long-term debt	58,050	50,356
Accrued pension expense	20,118	19,731
Deferred income taxes	2,913	2,646
Accrued postretirement benefits	5,677	5,985
Derivative financial instruments	803	1,709
Other liabilities	3,981	4,405
	91,542	84,832

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share;
Authorized 2,000,000; but unissued at Sept. 30, 2006 and December 31, 2005.
Common stock, $.01 par value: Authorized shares - 20,000,000; Issued shares—9,919,992 at Sept. 30, 2006 and December 31, 2005	99	99
Additional paid-in capital	59,703	60,387
Retained earnings	111,138	104,219
Treasury shares—1,087,298 at Sept. 30, 2006 and 1,063,287 shares at December 31, 2005.	(13,982)	(13,697)
Accumulated other comprehensive income	(5,646)	(11,029)
Deferred employee benefits	—	(986)
Total shareholders’ equity	151,312	138,993

Total liabilities and shareholders’ equity	$322,724	$300,276

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$79,243	$69,845	$233,197	$211,420
Cost of sales	55,229	50,185	162,694	147,149
Gross profit	24,014	19,660	70,503	64,271

Selling, general and administrative expenses	18,257	16,442	55,797	52,032
Income from operations	5,757	3,218	14,706	12,239

Interest expense	1,425	1,148	3,882	3,009
Interest (income)	(33)	(102)	(213)	(393)
Income before income taxes and minority interest in (profit) of consolidated subsidiary	4,365	2,172	11,037	9,623

Income taxes	1,604	826	3,322	2,890
Minority interest in (profit) of consolidated subsidiary		(536)		(1,604)
Net income	2,761	810	7,715	5,129

Retained earnings at beginning of period	108,642	102,064	104,219	98,277
Less dividends declared	265	266	796	798
Retained earnings at end of period	$111,138	$102,608	$111,138	$102,608

Per share data:

Basic earnings per share:	$0.31	$0.09	$0.88	$0.59
Weighted average number of common shares outstanding	8,771	8,761	8,767	8,759
Diluted earnings per share:	$0.31	$0.09	$0.88	$0.58
Weighted average number of common shares outstanding	8,806	8,810	8,800	8,811

Cash dividends declared per share	$0.03	$0.03	$0.09	$0.09

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)	(Unaudited)

Operating activities
Net income	$7,715	$5,129
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,372	6,488
Provision for deferred income taxes	104	662
Minority interest	—	1,604
Unrealized intercompany foreign currency transaction impact	(1,276)	(85)
Changes in operating assets and liabilities:
Accounts receivable	487	(5,953)
Notes receivable	1,350	3,399
Inventories	(11,606)	(21,208)
Prepaids/other assets	(2,984)	(5,189)
Accounts payable	3,324	(368)
Accrued expenses	(1,365)	(1,911)
Accrued postretirement benefits	(308)	49
Net cash provided by (used in) operating activities	2,813	(17,383)

Investing activities
Capital expenditures	(2,715)	(4,137)
Purchase of Bridgeport kneemill technical information	(5,000)	—
Purchase of minority interest in Hardinge Taiwan	(110)	—
Purchase of U-Sung Co., Ltd.	(5,071)	—
Net cash (used in) investing activities	(12,896)	(4,137)

Financing activities
Increase (decrease) in short-term notes payable to bank	2,227	(388)
Increase in long-term debt	9,252	22,337
Net (purchases) sales of treasury stock	(83)	303
Dividends paid	(796)	(798)
Net cash provided by financing activities	10,600	21,454

Effect of exchange rate changes on cash	146	(232)
Net increase (decrease) in cash	663	(298)

Cash at beginning of period	6,552	4,189

Cash at end of period	$7,215	$3,891

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.  The Company operates in only one business segment — industrial machine tools.

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

The Company did not issue any new stock options during the three month and nine month periods ended September 30, 2006.  In addition, all previously awarded stock option grants were fully vested at the date of the adoption of FAS 123(R). Therefore, the Company did not recognize any share-based compensation expense in the nine month period ended September 30, 2006 based on stock options.

The Company did recognize share-based compensation expense in relation to restricted stock issued prior to January 1, 2006 and stock issued during 2006. As of December 31, 2005, the Company had 193,750 shares of restricted stock outstanding.  During the nine month period ended September 30, 2006, 29,815 shares vested with an intrinsic value of $0.5 million and 23,935 shares were forfeited.  During the first nine months of 2006, the Company has granted 3,000 additional shares of restricted stock with a value of $53,880 which remain unvested as of September 30, 2006. Total share-based compensation expense for the three months and nine months ended September 30, 2006 was $40,793 and $98,237, respectively, relating to restricted stock. There were a total of 143,000 restricted shares outstanding at September 30, 2006.  The compensation cost not yet recognized on these shares is $0.7 million, which will be amortized over a weighted average term of 3.0 years.

The Company uses the Black-Scholes option-pricing method of valuation for share-based option awards. In valuing the stock options, the Black-Scholes model incorporates assumptions about stock volatility, expected term of stock options, and risk free interest rate.

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Shares at beginning of period	162,119	225,370	184,288	235,918
Shares granted	—	—	—	4,500
Weighted average price per share	—	—	—	$14.80
Shares canceled, forfeited or exercised	—	(31,416)	(22,169)	(46,464)
Weighted average price per share	—	$12.79	$15.52	$11.41
Shares at end of period	162,119	193,954	162,119	193,954
Weighted average price per share	$13.37	$13.46	$13.37	$13.46

At September 30, 2005, the Company accounted for restricted share grants and stock option grants under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Prior to the implementation of FAS 123(R), stock-based employee compensation expense related to stock options was not generally reflected in net income, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company amortizes compensation expense for restricted stock over the vesting period of the grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the three month and nine month periods ended September 30, 2005, (in thousands, except per share data):

	Three months ended September 30,	Nine months ended September 30,
	2005	2005
	(dollars in thousands except per share data)
Reported net income	$810	$5,129
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(281)	(65)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	305	49
Pro forma net income	$834	$5,113
Earnings per share: Basic — as reported	$0.09	$0.59
Diluted — as reported	$0.09	$0.58
Basic — pro forma	$0.10	$0.58
Diluted — pro forma	$0.09	$0.58

The following characteristics apply to the Plan stock options that are fully vested, as of September 30, 2006:

Number of options outstanding that are currently exercisable	162,119
Weighted-average exercise price of options currently exercisable	$13.37
Aggregate intrinsic value of options currently exercisable	$325,861
Weighted-average contractual term of options currently exercisable	4.62 years

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

A reconciliation of the changes in the Company’s product warranty liability during the three month and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)		(dollars in thousands)
Beginning balance	$1,809	$1,512	$1,503	$1,449
Provision for warranties	336	420	1,330	1,317
Warranties settlement costs	(420)	(363)	(1,190)	(1,068)
Other — currency translation impact	(17)	(5)	65	(134)
Quarter end balance	$1,708	$1,564	$1,708	$1,564

NOTE D—INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Finished products	$58,606	$50,620
Work-in-process	36,920	33,333
Raw materials and purchased components	36,650	33,083
	$132,176	$117,036

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

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Numerator:
Net income	$2,761	$810	$7,715	$5,129
Numerator for basic earnings per share	2,761	810	7,715	5,129
Numerator for diluted earnings per share	2,761	810	7,715	5,129
Denominator:
Denominator for basic earnings per share —weighted average shares (in thousands)	8,771	8,761	8,767	8,759
Effect of diluted securities:
Restricted stock and stock options (in thousands)	35	49	33	52
Denominator for diluted earnings per share —adjusted weighted average shares (in thousands)	8,806	8,810	8,800	8,811

Basic earnings per share	$0.31	$0.09	$0.88	$0.59
Diluted earnings per share	$0.31	$0.09	$0.88	$0.58

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

            During the three and nine month periods ended September 30, 2006 and 2005, the components of total comprehensive income (loss) consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)

Net Income	$2,761	$810	$7,715	$5,129
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(1,510)	(1,132)	6,400	(13,168)
Foreign currency translation — pension	7	53	(414)	376
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	16	447	(42)	764
Net investment hedges	330	41	(561)	2,234
Other comprehensive (loss) income	(1,157)	(591)	5,383	(9,794)
Total Comprehensive Income (Loss)	$1,604	$219	$13,098	$(4,665)

              Accumulated balances of the components of other comprehensive (loss) income consisted of the following at September 30, 2006 and December 31, 2005:

	Accumulated balances
	September 30,	December 31,
	2006	2005
	(dollars in thousands)
Accumulated Other Comprehensive (Loss):
Minimum pension liability (net of tax of $4,177 and $4,122, in 2006 and 2005 respectively)	$(15,405)	$(14,991)
Foreign currency translation adjustments	12,296	5,896
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $635 and $570, respectively)	593	635
Net investment hedges, (net of tax of $715 and $715, respectively)	(3,130)	(2,569)
Accumulated Other Comprehensive (Loss)	$(5,646)	$(11,029)

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

           The total carrying amount of goodwill was $18.7 million as of September 30, 2006 and $17.7 million as of December 31, 2005.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  The asset value of the goodwill changed by ($0.3) million and $1.0 million, respectively, during the three month and nine month periods ended September 30, 2006, with the entire change caused by the fluctuation of the dollar value to the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

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

           A summary of the components of net periodic pension costs for the consolidated company for the three and nine months ended September 30, 2006 and 2005 is presented below:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(dollars in thousands)
Service cost	$825	$772	$2,475	$2,317
Interest cost	1,900	1,888	5,699	5,664
Expected return on plan assets	(2,243)	(2,247)	(6,729)	(6,741)
Amortization of prior service cost	(33)	(33)	(98)	(99)
Amortization of transition (asset) obligation	(93)	(92)	(278)	(277)
Amortization of (gain) loss	347	179	1,041	537
Net periodic benefit cost	$703	$467	$2,110	$1,401

      A summary of the components of net postretirement benefits costs for the consolidated company for the three and nine months ended September 30, 2006 and 2005 is presented below:

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2006		2005
	(dollars in thousands)
Service cost	$8	$20	$25	$61
Interest cost	39	90	116	270
Amortization of prior service cost	(126)	(6)	(379)	(18)
Amortization of (gain) loss	10	1	31	3
Net periodic benefit (benefit) cost	$(69)	$105	$(207)	$316

           The expected contributions to be paid during the year ending December 31, 2006 to the domestic defined benefit plan are $2.4 million.  As of September 30, 2006, $1.8 million of contributions have been made to the domestic plan. The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2006 to the foreign defined benefit plans are $2.0 million.  For each of the Company’s foreign plans, employer and employee contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of September 30, 2006 and 2005, $1.7 million and $1.6 million of contributions have been made to the foreign plans, respectively.

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

                 In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

                 In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

               In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The recognition and disclosure requirements described above are effective for fiscal years ended after December 15, 2006 except for the change in measurement date which is effective as of the beginning of the fiscal year beginning after December 15, 2008.  The Company is currently evaluating the impact of the provisions required to be adopted at December 31, 2006, on the results of operations and financial condition of the Company.

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

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons.  The Company’s primary competitors, particularly for the most technologically advanced products are now largely manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese yen, Euro, and Swiss franc to be central to competitive pricing in all of our markets.  Also, we translate the financial results of our Swiss, Taiwanese, Chinese, British, German and Canadian subsidiaries into U.S. dollars for consolidation and financial reporting purposes.  Period to period changes in the exchange rate between their local currencies and the U.S. dollar may significantly affect comparative data.  We also purchase computer controls and other components from suppliers throughout the world, and our purchase costs reflect these foreign currency exchange rate changes.

Pension liabilities have represented another significant uncertainty for the Company. We provide defined benefit pension plans for eligible employees in the U.S. (employees hired prior to March 1, 2004),

Switzerland, England, and Taiwan.  Changes in interest rates and equity market investment returns resulted in deferred pension charges to equity of $4.8 million for 2005. These non-cash charges were recorded in “other comprehensive income” in the equity section of the consolidated balance sheets.  The impact for the year 2006 will be computed as of December 31, 2006. The underlying economic causes for these charges reflect a risk of increased future pension expense.  Further large pension charges driven by declines in interest rates or lower than assumed investment returns may require the Company to negotiate changes to our current borrowing arrangements.

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

Results of Operations

      Summarized selected financial data for the three and nine months ended September 30, 2006 and 2005:

	Three months ended				Nine months ended
	September 30,				September 30,
	2006	2005	Change	% Change	2006	2005	Change	% Change
	(dollars in thousands, except per share data)
Net Sales	$79,243	$69,845	$9,398	13%	$233,197	$211,420	$21,777	10%
Gross Profit	24,014	19,660	4,354	22%	70,503	64,271	6,232	10%
Income from operations	5,757	3,218	2,539	79%	14,706	12,239	2,467	20%
Income before income taxes	4,365	2,172	2,193	101%	11,037	9,623	1,414	15%
Net income	2,761	810	1951	241%	7,715	5,129	2,586	50%
Diluted earnings per share	$0.31	$0.09	$0.22	244%	$0.88	$0.58	$0.30	52%
Weighted average shares outstanding (in thousands)	8,806	8810			8,800	8,811
Gross Profit as% of net sales	30.3%	28.1%			30.2%	30.4%
Income before income taxes as% of net sales	5.5%	3.1%			4.7%	4.6%
Net income as% of net sales	3.5%	1.2%			3.3%	2.4%

Net Sales.  Net sales for the three months ended September 30, 2006 were $79.2 million, an increase of $9.4 million or 13% compared to the three months ended September 30, 2005.  Net sales for the nine months ended September 30, 2006 were $233.2 million, an increase of $21.8 million or 10% compared to the nine months ended September 30, 2005.

The table below summarizes net sales by geographical region for the three and nine months ended September 30, 2006 compared to the same periods in 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
Sales to Customers in:	2006	2005	% Change	2006	2005	% Change
	(dollars in thousands)
North America	$29,709	$24,986	19%	$87,136	$75,742	15%
Europe	26,917	24,516	10%	87,825	85,562	3%
Asia & Other	22,617	20,343	11%	58,236	50,116	16%
	$79,243	$69,845	13%	$233,197	$211,420	10%

         Net sales to customers in all regions increased in the three and nine month periods ending September 30, 2006 compared to the same periods of 2005. The net sales increase was driven by growth in each of our main product lines in virtually all of the Company’s major markets.  Based on our current backlog and customer activity levels we are confident in our ability to continue increasing our sales performance for the foreseeable future.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the third quarter of 2006, the U.S. dollar strengthened by 1% against the New Taiwanese dollar, while it weakened by 17% against the Canadian dollar, 3% against the Swiss Franc, 5% against the British Pound Sterling, 4% against the Euro, and 2% against the Chinese Renminbi compared to the average rates during the third quarter of 2005.  The net of these foreign currencies relative to the U.S. dollar was a favorable impact of $1.3 million on net sales for the quarter ended September 30, 2006 compared to the same period in 2005. For the nine months ended September 30. 2006, the U.S dollar strengthened against all of the above mentioned currencies except for the Canadian dollar and the Chinese Renminbi.  The net of these foreign currencies relative to the U.S. dollar was an unfavorable impact of $2.1 million on net sales for the nine months ended September 30, 2006 compared to the same period in 2005.

 Net sales of machines accounted for 74% and 72% of net sales for the three months and nine months ended September 30, 2006 compared to 72% and 71%, respectively, for the same periods of 2005. Net sales of non-machine products and services consist of workholding, repair parts, service and accessories.

        Orders and Backlog:   The table below summarizes orders by geographical region for the three and nine months ended September 30, 2006 compared to the same periods in 2005:

	Three Months Ended September 30,			Nine Months Ended September 30,
Orders from Customers in:	2006	2005	% Change	2006	2005	% Change
	(dollars in thousands)
North America	$36,433	$26,949	35%	$99,615	$83,423	19%
Europe	40,387	31,070	30%	104,992	92,286	14%
Asia & Other	15,383	14,412	7%	56,709	44,506	27%
	$92,203	$72,431	27%	$261,316	$220,215	19%

        Orders for the three months ended September 30, 2006 were $92.2 million, an increase of $19.8 million or 27% compared to the three months ended September 30, 2005.  Orders for the nine months ended September 30, 2006 were $261.3 million, an increase of $41.1 million or 19% compared to the nine months ended September 30, 2005.

        The increase in orders from customers worldwide was driven by growth from our traditional product lines coupled with new products recently introduced to the market.  In North America, orders were also positively impacted by our strong customer response to our complete product line displayed at the International Manufacturing Technology Show (IMTS) held during September in Chicago.  In addition, the Company has experienced a strong improvement in demand for many of its machine products throughout Europe, especially for its grinding machines. The Company continues to invest in Asia through our Taiwanese and Chinese subsidiaries by increasing capacity, promotional expenses, and support personnel to be positioned to continue growing both orders and sales throughout Asia.

        The consolidated backlog at September 30, 2006 was $101.8 million compared to $88.8 million at June 30, 2006 and $75.0 million at March 31, 2006.

        Gross Profit.  Gross profit for the three months ended September 30, 2006 was $24.0 million, an increase of $4.4 million or 22% compared to the three months ended September 30, 2005.  Gross profit for the nine months ended September 30, 2006 was $70.5 million, an increase of $6.2 million or 10% compared to the nine months ended September 30, 2005.  Gross profit increased primarily due to the increased sales levels discussed above.  Additionally, the strengthening of foreign currencies relative to the U.S. dollar had a favorable impact of $0.7 million on gross profit for the three months ended September 30, 2006 compared to the same period in 2005 and the weakening of foreign currencies relative to the U.S. dollar had an unfavorable impact of $0.5 million on gross profit for the nine months ended September 30,2006 compared to the same period in 2005.  Gross margin for the three and nine months ended September 30, 2006 was 30.3% and 30.2 % of net sales, respectively, compared to 28.1% and 30.4% of net sales for the three and nine months ended September 30, 2005. The changes in gross margin for 2006 compared to 2005 resulted from differences in product mix, market mix and channel of distribution. For instance, net sales through distributors generally have lower gross margins, but incur lower SG&A expenses compared to net sales by the Company’s direct sales force or sales agents.

        Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses were $18.3 million, or 23.0% of net sales for the three months ended September 30, 2006, an increase of $1.8 million or 11.0% compared to $16.4 million or 23.5% of net sales for the three months ended September 30, 2005.  SG&A expenses were $55.8 million or 23.9% of net sales for the nine months ended September 30, 2006, compared to $52.0 million or 24.6% of net sales for the nine months ended September 30, 2005.  The increase of $3.8 million in SG&A for the nine months ended September 30, 2006 compared to the same period for the prior year is primarily attributable to increases in: commission expense of $1.3 million due to higher sales; wages, pension and benefit costs of $1.3 million; tradeshow expenses of $0.6 million; information technology expenses of $0.4 million; and other income and expense of $0.5 million; offset by decreases in selling and marketing expenses of $0.3 million.

        Income from Operations.   As a result of the above, income from operations was $5.8 million, or 7.3% of net sales for the three months ended September 30, 2006, compared to $3.2 million or 4.6% of net sales for the three months ended September 30, 2005.  Income from operations was $14.7 million or 6.3% of net sales for the nine months ended September 30, 2006, compared to $12.2 million or 5.8% of net sales for the nine months ended September 30, 2005.

        Interest Expense & Interest Income.  Interest expense includes interest payments under our credit facility, unrealized and realized gains or losses on our interest rate swap agreement and amortization of deferred financing costs associated with our credit facility.  Interest expense was $1.4 million and $3.9 million for the three months and nine months ended September 30, 2006 compared to $1.1 million and $3.0 million for the same periods in 2005. The increase was primarily due to higher average borrowings incurred to finance the purchase of the 49% minority interest in Hardinge Taiwan Limited, in December 2005, and the purchase of the technical information of the Bridgeport knee-mill machine tool business, in January 2006, as reported by the Company in prior filings with the Securities and Exchange Commission.

        Income Taxes.  The provision for income taxes was $1.6 million and $3.3 million for the three and nine months ended September 30, 2006, compared to $0.8 million and $2.9 million for the three and nine months ended September 30, 2005.  The effective tax rate was 36.7% and 30.1% for the three and nine months ended September 30, 2006, compared to 38.0% and 30.0% for the same periods in 2005. Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate. The Company expects the 2006 effective tax rate to be in the range of 29% to 30%.

          In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under SFAS 109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) of the U.S. operations for 2006 or 2005 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

          Minority Interest In (Profit) of Consolidated Subsidiary.  Until December 27, 2005, the Company owned a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. There is no minority interest reduction to consolidated net income in 2006 compared to a reduction of $0.5 million and $1.6 million for the three and nine months ended September 30, 2005.

        Net Income.  Net income for the three months ended September 30, 2006 was $2.8 million, or 3.5% of net sales, compared to $0.8 million, or 1.2% of net sales for the three months ended September 30, 2005.    Net income for the nine months ended September 30, 2006 was $7.7 million or 3.3% of net sales, compared to $5.1 million or 2.4% of net sales for the nine months ended September 30, 2005.  Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.31 compared to $0.09 for the three months ended September 30, 2005. Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.88 compared to $0.59 and $0.58, respectively, for the nine months ended September 30, 2005.

Liquidity and Capital Resources

       At September 30, 2006 cash and cash equivalents were $7.2 million compared to $6.6 million at December 31, 2005.  The current ratio at September 30, 2006 was 2.75:1 compared to 2.65:1 at December 31, 2005.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

       Cash flow provided by (used in) operating and investing activities for the nine months ended September 30, 2006 compared to the same period in 2005 are summarized in the table below:

	Nine months ended
	September 30,
	2006	2005
	(dollars in thousands)
Net cash provided by (used in) operating activities	$2,813	$(17,383)
Cash flow (used in) investing activities	$(12,896)	$(4,137)
Capital expenditures (included in investing activities)	$(2,715)	$(4,137)

        Cash provided by operating activities was $2.8 million for the nine months ended September 30, 2006 compared to cash used by operating activities of $17.4 million for the same period in 2005. This represents an increase in cash provided by operating activities of $20.2 million. The higher level of working capital required in 2005 was necessary to support the growth and integration of the Bridgeport product line acquired in the fourth quarter of 2004.

Cash used in investing activities was $12.9 million for the nine months ended September 30, 2006 compared to $4.1 million for the same period in 2005.  Investing activities were primarily related to the $5.1 million payment for the purchase of U-Sung Co., Ltd., which owned the land and building previously leased by Hardinge Taiwan; the purchase of the technical information of the Bridgeport knee-mill machine tool business in the first quarter of 2006 for $5.0 million; and a payment of $0.1 million on the purchase of the 49% interest in Hardinge Taiwan acquired in the fourth quarter of 2005. Capital expenditures for the nine months ended September 30, 2005 were primarily for leasehold improvement costs to outfit a new demonstration and technical center, which houses the activities of Bridgeport operations in the UK.

Cash Flow Provided by Financing Activities:

       Cash flow provided by financing activities for the nine months ended September 30, 2006 and 2005, are summarized in the table below:

	Nine months ended
	September 30,
	2006	2005
	(dollars in thousands)
Borrowings of long-term debt	$9,252	$22,337
Borrowings/(repayments) of short-term notes payable	2,227	(388)
Net (purchases)/sales of treasury stock	(83)	303
Payments of dividends	(796)	(798)
Net cash provided by financing activities	$10,600	$21,454

           Cash flow provided by financing activities was $10.6 million for the nine months ended September 30, 2006 compared to $21.5 million for the same period in 2005.  Debt outstanding, including notes payable, was $78.7 million on September 30, 2006 compared to $64.9 million on September 30, 2005.

Credit Facilities:

          The Company maintains a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2011, provides for borrowings of up to $40.0 million, secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65% of its investment in its major subsidiaries.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s funded debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A commitment fee of 0.375% is payable on the unused portion of the facility.  At September 30, 2006, borrowings under this agreement totaled $30.0 million.

          The Company executed an amendment to the revolving loan agreement with the same banking group which provides an additional $20.0 million on the revolving loan agreement. This amendment is a temporary or bridge facility which was extended to December 29, 2006. At September 30, 2006, borrowings under this agreement totaled $8.5 million.

         The Company also has a term loan with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  At September 30, 2006, the balance of the term loan was $21.6 million with quarterly principal payments of $1.2 million through December 2006 and $1.3 million from 2007 through December 2010.

         The Company maintains an $8.0 million unsecured short-term line of credit from a bank with interest based on current prime.  At September 30, 2006 borrowings under this line of credit were $0.7 million.

          The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 16.4 million Swiss francs, which is equivalent to approximately $13.2 million at September 30, 2006.  The borrowing limits on these facilities are reduced 0.1 million Swiss francs or approximately $0.1 million per quarter. At September 30, 2006, borrowings under the overdraft facilities totaled $5.8 million.  The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank, which provide for borrowings up to 11.5 million Swiss francs, which is equivalent to approximately $9.3 million at September 30, 2006. The borrowing limits on these facilities are reduced 0.3 million Swiss francs or approximately $0.2 million per year.  At September 30, 2006, borrowings under the mortgage facilities totaled $5.2 million, which are secured by the real property owned by the Swiss subsidiaries.

           The Company’s U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at September 30, 2006.  At September 30, 2006, there were no borrowings under this facility.  The Company’s U.K. subsidiary also has mortgage debt in the amount of 0.9 million pounds sterling, which is equivalent to approximately $1.6 million at September 30, 2006. Principal on the mortgage loan is repaid monthly in the amount of approximately six thousand pounds sterling, which is equivalent to approximately $10.9 thousand.

          In June 2006 the Company’s Taiwan subsidiary entered into a credit facility with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings up to 180.0 million New Taiwanese dollars which is equivalent to approximately $5.4 million.  At September 30, 2006 borrowings under this agreement were $5.3 million.  Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.   The Company was in compliance with all financial covenants at September 30, 2006.

  In aggregate, these and other borrowing agreements provide for borrowing availability of up to $119.7 million, of which $78.7 million was borrowed at September 30, 2006.  Based on our most restricted covenants, the Company had actual additional borrowing availability of $16.6 million at September 30, 2006.  The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              There have been no material changes to our market risk exposures during the first nine months of 2006.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2005 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

               The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006 and has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.  There were no changes in the Company’s internal control over financial reporting during the third quarter of 2006.

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

B.            Reports on Form 8-K:

Current Report on Form 8-K, filed August 11, 2006 in connection with an August 9, 2006 press release announcing the Company’s second quarter 2006 results and the declaration of a dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

November 9, 2006	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

November 9, 2006	By:	/s/ Charles R. Trego, Jr.
Date		Charles R. Trego, Jr.
Senior Vice President/CFO
(Principal Financial Officer)