Form 10-K
period 2006-12-31
HARDINGE INC
filed 2007-03-16
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2006.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was $124.1 million, based on the closing price of common stock on the NASDAQ stock exchange on June 30, 2006. Shares of common stock held by each officer and director and by the Company’s benefit plans have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

The number of shares outstanding of the issuer’s common stock as of February 1, 2007: Common Stock, $.01 par value 8,833,457 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Hardinge Inc.’s Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission on or about March 30, 2007 are incorporated by reference to Part III of this Form 10K.

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

The Company has eight wholly owned subsidiaries.

Canadian Hardinge Machine Tool, Ltd	Toronto, Ontario, Canada
Hardinge China, Limited	Hong Kong, People’s Republic of China
Hardinge GmbH	Krefeld, Germany
Hardinge Machine Tools, Ltd.	Exeter, England
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People’s Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China
HTT Hauser Tripet Tschudin AG	Biel, Switzerland
L. Kellenberger & Co. AG	St. Gallen, Switzerland

The Company has manufacturing facilities located in Chemung County, New York; St. Gallen, Switzerland; Biel, Switzerland; Nan Tou City, Taiwan; and Shanghai, People’s Republic of China. Hardinge manufactures the majority of the products it sells.

References to Hardinge Inc., the “Company”, or “Hardinge” are to Hardinge Inc. and its predecessors and subsidiaries, unless the context indicates otherwise. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

Products

The Company designs, manufactures, distributes and markets computer-numerically controlled metal-cutting lathes, machining centers, grinding machines, collets, chucks, indexing fixtures, and other industrial products. It considers its products to be among the world’s best in terms of accuracy, reliability, durability and value. The wide variety of machines manufactured by the Company allows it to be a sole source supplier for many of its customers.

The Company has been a manufacturer of industrial-use Super-Precision® and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from a rough-formed part by moving multiple cutting tools against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by Hardinge machines, those dimensions are often measured in ten-thousandths of inches. Hardinge considers itself to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to those dimensions in production environments.

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

The purchase price for the technical information was $5.0 million and it will be amortized over a ten-year period. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object code, customer lists and proprietary rights and assets of a similar nature. Subsequent to the purchase, no further royalties will be paid to BPT for products shipped thereafter. Royalty expense under these agreements was less than $0.1 million, $1.3 million, and $1.2 million during the years ended December 31, 2006, 2005, and 2004, respectively.

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

The purchase price of the shares was NT$298.8 million, which was equivalent to approximately $9.0 million at December 28, 2005. The purchase price was primarily recorded against the liability for equity of minority interest on the balance sheet. The purchase price was subject to adjustment based on the final audited balance sheet of Hardinge Taiwan as of December 31, 2005. Based on the final audited balance sheet of Hardinge Taiwan, the purchase price adjustment was NT$3.9 million, which was equivalent to approximately $0.1 million when it was paid in  March 2006.

On December 27, 2005, Hardinge Taiwan entered into a Share Purchase Agreement with U-Sung Co. Ltd. (“U-Sung), a company in the Republic of China pursuant to which Hardinge Taiwan purchased 100% of the shares of U-Sung. U-Sung owns the land and building in Nan Tou City, Taiwan, Republic of China that is occupied and leased by Hardinge Taiwan. The purchase price of U-Sung was NT$234.8 million, which is equivalent to approximately $7.0 million, which substantially reflects the fair market value of the land and building acquired. No goodwill was recorded. Under an operating lease agreement, Hardinge Taiwan previously paid rent to U-Sung. Rent expense under that lease was $0.9 million and $0.6 million during the years ended December 31, 2005, and 2004, respectively. Hardinge Taiwan now owns U-Sung so any rent expense or income in 2006 was eliminated in their consolidation.

New product development is important to the Company’s growth. Products are introduced each year to take advantage of new technologies available to the Company. These technologies generally allow the machine to run at higher speeds and with more power, thus increasing its efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another.

Multiple options are available on a broad range of the Company’s machines, which allow customers to customize their machines for the specific purpose, and cost objective they require. The Company produces machines for stock with popular option combinations for immediate delivery, as well as machines made to specific customer orders. In addition to its machines, the Company provides the necessary computer programming and tooling, as well as robotics and other parts handling equipment manufactured by it or others.

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

In addition to its machine lines, the Company offers the most extensive line of workholding devices available in the industry, which may be used on both its machines and those produced by others. The

Company considers itself to be a worldwide leader in the design and manufacture of workholding devices for machine tools.

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

Certain of the Company’s distributors operate independent businesses, purchase products from the Company at discounted prices and maintain inventories of these products for their customers, while agents and representatives sell products on behalf of the Company and receive commissions on sales. The Company’s commission schedule is adjusted to reflect the level of marketing and aftermarket support offered by its distributors. The Company’s direct sales personnel earn a fixed salary plus commission.

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

The Company discontinued providing financing itself for North America in 2002 and began outsourcing long-term customer financing to third party leasing companies. However, the Company continues to offer long term customer financing for some of its foreign operations. Further, the Company occasionally offers special interest rates to customers as part of its marketing efforts. The amount of the charge from the third party financing company for these special programs is treated as a discount to sales at the time of the contract. There are no repurchase or remarketing agreements with these third parties.

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

No single customer accounted for more than 5% of consolidated sales in 2006. In 2005, one customer accounted for approximately 6% of consolidated sales and in 2004, no single customer accounted for more than 5% of consolidated sales.

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

Sources and Availability of Raw Materials

The Company manufactures and assembles its lathes, knee-mills, and related industrial products at its Elmira, New York plant. Kellenberger grinding machines and related products are manufactured at its St. Gallen, Switzerland plant and HTT products are produced at its Biel, Switzerland facility. Hardinge produces machining centers and a line of lathes at its plants in Taiwan and China. Some of the machining center products are sourced from manufacturers in Taiwan. Products are manufactured by the Company from various raw materials, including cast iron, sheet metal, and bar steel. The Company purchases a number of components from outside suppliers, including the computer and electronic components for its CNC lathes, grinding machines and machining centers. There are multiple suppliers for virtually all of the Company’s raw material and components and the Company has not experienced a serious supply interruption in past years. The Company did experience supply constraints with a Taiwanese contract manufacturer for milling products. This has been remediated as of January 2007.

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

The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $9.8 million, $9.1 million and $7.9 million, in 2006, 2005, and 2004 respectively.

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

The ability to deliver products within a short period of time is an important competitive criterion. The Company must have inventory on hand to meet customers’ delivery expectations, which for standard machines typically are between immediate to four weeks deliveries. Meeting this requirement is especially difficult with products made in Taiwan, where delivery is extended due to ocean travel times, depending on the location of the customer. This creates a situation where the Company must have inventory of finished machines available in its major markets.

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

Backlog

The Company’s order backlog was $99.6 million at December 31, 2006, compared to an adjusted backlog of $78.2 million at December 31, 2005.

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

In particular, the Company’s New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination. The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study for the Koppers Pond portion of the Kentucky Avenue Wellfield site. The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Well Field Superfund site, including releases into and in the vicinity of the Koppers Pond (the “Pond”). The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

A substantial portion of the Pond is located on the Company’s property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS has been estimated to be between $250,000 and $800,000. The PRPs are currently developing the model for the RI/FS with the consultant that they have retained.

Until receipt of this notice, the Company had never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site. Environmental sampling on the Company’s property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that the Company’s property is contributing to the contamination. Since the RI/FS has not commenced, the Company has not established a reserve for any potential costs relating to this site, as it is too early in the process to determine the Company’s responsibility as well as to estimate any potential costs to remediate. The Company did notify all appropriate insurance carriers and is actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

Employees

As of December 31, 2006 the Company employed 1,457 persons, 612 of who were located in the United States. None of the Company’s employees are covered by collective bargaining agreements. Management believes that relations with the Company’s employees are good.

Foreign Operations and Export Sales

Information related to foreign and domestic operations and sales is included in Note 7 to the Consolidated Financial Statements contained in this Annual Report. The Company believes that its manufacturing subsidiaries operate in countries in which the economic climate is relatively stable.

The strategy of the Company has been to diversify its sales and operations geographically so that the impact of economic trends in different regions can be balanced. The rapid growth in the manufacturing activity in Asia has been significant to the Company’s growth over the past few years.

ITEM 1A.—RISK FACTORS

The various risks related to the Company’s business include the risks described below. The business, financial condition or results of operations of Hardinge Inc. could be materially adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in the Form 10-K are not the only ones to which Hardinge Inc. is exposed. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Cyclical nature of the business could cause fluctuations in operating results.

The Company’s business is cyclical in nature, following the strength and weakness of the manufacturing economies in the geographic markets in which the Company serves. As a result of this cyclicality, the Company has experienced, and in the future can be expected to experience, significant fluctuations in sales and operating income, which may affect the Company’s financial condition.

Competitive position and prospects for growth may be diminished if the Company is unable to develop and introduce new and enhanced products on a timely basis that are accepted in the market.

The machine tool industry is subject to technological change, evolving industry standards, changing customer requirements and improvements in and expansion of product offerings, especially with respect to computer controlled products. The Company’s ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in its competitive position and prospects for growth. Moreover, if technologies or standards used in its products become obsolete or fail to gain widespread commercial acceptance, its business would be materially adversely affected. Although the Company believes that it has the technological capabilities to remain competitive, developments by others may render its products or technologies obsolete or noncompetitive. Failure to effectively introduce new products or product enhancements on a timely basis could materially adversely affect the Company’s business, operating results and financial condition.

The Company may face trade barriers that could have a material adverse effect on its results of operations and result in a loss of customers or suppliers.

Trade barriers erected by the United States or other countries may interfere with the Company’s ability to offer its products in those markets. The Company manufactures a substantial portion of its products overseas and sells its products throughout the world. The Company cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of its products or supplies, any of which could have a material adverse effect on its results of operations and financial condition. Competition and trade barriers in those countries could require the Company to reduce prices, increase spending on marketing or product development, withdraw or not enter certain markets or otherwise take actions adverse to us.

In all jurisdictions in which the Company operates, it is also subject to the laws and regulations that govern foreign investment and foreign trade, which may limit its ability to repatriate cash as dividends or otherwise to the United States.

The Company competes with larger companies that have greater financial resources, and our business could be harmed by competitive inroads.

The markets in which the Company’s machine and non-machine products are sold are extremely competitive and highly fragmented. In marketing its products, the Company competes with other manufacturers primarily on quality, reliability, price, value, delivery time, service and technological characteristics. The Company competes with a number of U.S., European and Asian competitors, many of which are larger, have substantially greater financial resources, and are supported by governmental or financial institution subsidies. While the Company believes its product lines compete effectively in their markets, they may not continue to do so.

If the Company were unable to access financial markets on favorable terms, its liquidity, businesses and results of operations could be adversely affected.

The ability to raise financial capital, either in public or private markets, or through commercial banks, is critical to the Company’s current business and future growth. The Company’s business is generally working capital intensive requiring a fairly long cash out to cash in cycle. Also, the Company will rely on the availability of longer term debt financing or equity financing to make investments in new opportunities. The Company’s access to the financial markets could be adversely impacted by various factors including the following:

•       Changes in credit markets that reduce available credit or the ability to renew existing facilities on acceptable terms;

•       A deterioration in its financial situation that would violate current covenants and/or prohibit the Company from obtaining capital from banks, financial institutions, or investors;

•       Extreme volatility in credit markets that increase margin or credit requirements; or

•       Volatility in the Company’s results that would substantially increase the cost of its capital.

The Company’s operations and growth prospects would be adversely impacted if the Company were unable to attract and retain skilled employees to work at its manufacturing facilities.

The Company conducts substantially all of its manufacturing operations in relatively small urban areas, with the exception of our Shanghai facility. The Company’s continued success depends on its ability to attract and retain a skilled labor force at these locations. If the Company is not able to attract and retain the personnel it requires, it may be unable to develop, manufacture and market its products and expand its operations in a manner that best exploits market opportunities and capitalizes on its investment in its business. This would materially adversely affect the Company’s business, operating results and financial condition.

Prices of some raw materials, especially steel and iron products, fluctuate which can adversely affect the Company’s sales, costs, and profitability.

The Company manufactures products with a high iron castings or steel content, commodities for which worldwide prices have increased significantly. The availability of and prices for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases they cannot. If raw materials prices increase and the Company is not able to charge its customers higher prices to compensate, it would adversely affect the Company’s business, financial condition and results of operations.

Due to future technological changes, changes in market demand, or changes in market expectations, portions of the Company’s inventory may become obsolete or excess.

The technology within the Company’s products changes and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, the Company may find that it has either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, the Company may have to write off unusable inventory at some time in the future, which may adversely affect its results of operations and financial condition.

The Company has made and expects to continue to make acquisitions that could disrupt its operations and harm its operating results.

The Company’s strategy involves increasing its product offerings and the markets it serves through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

•       Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

•       Diversion of management’s attention from normal daily operations of the business;

•       Potential difficulties in completing projects associated with in-process research and development;

•       Difficulties in entering markets in which the Company has no or limited direct prior experience and where competitors in such markets have stronger market positions;

•       Initial dependence on unfamiliar supply chains or relatively small supply partners;

•       Insufficient revenues to offset increased expenses associated with acquisitions; and

•       The potential loss of key employees of the acquired companies.

Acquisitions may also cause the Company to:

•       Issue common stock that would dilute the Company’s current shareholders’ percentage ownership;

•       Assume liabilities;

•       Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

•       Incur amortization expenses related to certain intangible assets;

•       Incur large and immediate write-offs, and restructuring and other related expenses; or

•       Become subject to litigation.

Mergers and acquisitions of companies are inherently risky, and no assurance can be given that the Company’s previous or future acquisitions will be successful and will not materially adversely affect its business, operating results or financial condition. Failure to manage and successfully integrate acquisitions the Company makes could harm its business and operating results in a material way. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities and personnel to an inability to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

Risks related to new product development also apply to acquisitions. Please see the risk factor above entitled, “Due to future technological changes, changes in market demand, or changes in market expectations, portions of the Company’s inventory may become obsolete or excess” for additional information.

Fluctuations in the exchange rates between the U.S. dollar and any of several foreign currencies could increase the Company’s costs or decrease its revenue.

The Company’s international operations generate sales in a number of foreign currencies, particularly Swiss Francs, Chinese RMB, British pounds sterling, Canadian dollars, Taiwanese dollars, and the Euro. Therefore, its results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar. In addition, the Company’s purchases of components in yen, Euro, Taiwanese dollars, Swiss francs, and Chinese RMB are affected by inter-currency fluctuations in exchange rates.

Major changes in the economic situation of our customer base could require the Company to write-off significant parts of its receivables from customers.

In difficult economic periods, our customers lose work and find it difficult if not impossible to pay for products purchased from the Company. Although appropriate credit reviews were done at the time of sale, rapidly changing economic conditions can have sudden impacts on customers’ ability to pay.  The Company was especially exposed to this bad debt risk when it sold a substantial percentage of its products on time payment contracts supported by Hardinge. This practice was discontinued in 2002, however the Company still runs the risk of bad debts on existing time payment contracts and open accounts. If the Company writes off significant parts of its customer accounts or notes receivable because of unforeseen changes in their business condition, it would adversely affect the Company’s results of operations and financial condition.

Some components and products are purchased from a single supplier or a limited number of suppliers. The loss of any of these suppliers may cause the Company to incur additional costs, result in delays in manufacturing and delivering its products or cause the Company to carry excess or obsolete inventory.

While components and supplies are generally available from a variety of sources, the Company currently depends on a limited number of suppliers for certain components for its products. Some components are purchased from a single supplier or a limited number of suppliers. For example, a large Japanese company and two European companies supply the computer and related electronics package used in the Company’s CNC machines. The Company’s purchases from these suppliers are not made pursuant to long-term contracts and are subject to the additional risks associated with purchasing products internationally, including risks associated with potential import restrictions and exchange rate fluctuations, as well as changes in tax laws, tariffs and freight rates. Although the Company believes that its relationship with these suppliers is good, there can be no assurance that the Company will be able to obtain these products from these suppliers on satisfactory terms indefinitely.

The Company believes that design changes could be made to its machines to allow sourcing from several other suppliers; however, a disruption in the supply of the components from any of these three suppliers could cause the Company to experience a material adverse effect on its operations.

The unplanned loss of current members of the Company’s senior management team and other key personnel may adversely affect its operating results.

The unplanned loss of senior management or other key personnel could impair the Company’s ability to carry out its business plan. The Company believes that its future success will depend in part on its ability to attract and retain highly skilled and qualified personnel. The loss of senior management or other key personnel may adversely affect  operating results as the Company would incur costs to replace the departed personnel and potentially lose opportunities in the transition of important job functions.

The Company expenditures for post-retirement pension obligations could be materially higher than predicted if underlying assumptions prove to be incorrect or the Company is required to use different assumptions.

The Company provides defined benefit pension plans to eligible employees. The Company’s pension expense, the funded status of its plans and related charges to equity for the amount of under funding, and its required contributions to its pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions the Company uses to measure its defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. For pension accounting purposes in the U.S. based plan, which is the largest of the Company plans, an 8.50% rate of return was assumed on pension plan assets for consideration of contributions for future years. The discount rate was 6.02% at December 31, 2006, the new plan measurement date, compared to 5.85% at September 30, 2005, and 6.00% at September 30, 2004, the old measurement dates.

Lower investment performance of pension plan assets resulting from a decline in the stock market could significantly impact the plan assets and future growth of the plan assets. Should the assets earn an average return less than 8.50% over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of 8.50% may reduce future pension expenses.

The discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year is based upon the available market rates for high quality, fixed income investments. A change in the discount rate would impact the funded status of the Company’s plans. An increase to the discount rate would reduce the future pension expense and conversely, a lower discount rate would raise the future pension expense.

Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, the Company anticipates that it may be required to make a cash contribution of approximately $1.5 million to the U.S. pension plan in 2007 and approximately $2.2 million to the foreign plans in 2007. If the Company’s current assumptions and estimates are not correct, a contribution in years beyond 2007 may be greater than the projected 2007 contribution.

In addition, the Company cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase its pension expenses or its funding obligations, diverting funds it would otherwise apply to other uses. At December 31, 2006, the excess of consolidated projected benefit obligations over plan assets was $24.9 million and the excess of consolidated accumulated benefit obligations over plan assets was $13.1 million.

In 2004, the Company made the decision that people hired by the U.S. Company after March 1, 2004 will no longer be eligible for the defined benefit plan.  The U.K. defined benefit plan was closed to new entrants in April of 2005. These employees will be provided a company subsidized 401(k) plan instead.

Item 1B.—UNRESOLVED STAFF COMMENTS

None.

ITEM 2.—PROPERTIES

Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Acreage (Land)
Square Footage
Location	Type of Facility	(Building)
Owned Properties
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	80 acres 515,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Service, Demonstration and Administration	3 acres 123,204 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Turnkey Systems	4 acres 41,500 sq. ft.
Exeter, England	Sales, Marketing, Demonstration, Service, Turnkey Systems and Administration	2 acres 27,500 sq. ft.

Lease
Expiration
Location	Type of Facility	Square Footage	Date
Leased Properties
Elmira, New York	Warehouse	55,999 sq. ft.	3/31/09
Shanghai, People’s Republic of China	Product Assembly, Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration and Administration	53,529 sq. ft.	2/28/09
Biel, Switzerland	Engineering, Marketing, Sales, Service, and Administration	44,369 sq. ft.	6/30/08
Horseheads, New York	Warehouse	40,000 sq. ft.	12/31/07
Leicester, England	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	8/02/11
Raamsdonksveer, Netherlands	Sales, Service, Demonstration and Administration	10,226 sq. ft.	9/15/11
Krefeld, Germany	Sales, Service, Demonstration and Administration	10,172 sq. ft.	7/31/10
Coventry, England	Storage	2,906 sq. ft.	8/29/09
Santa Ana, California	Sales	2,900 sq. ft.	7/31/07
Xian, People’s Republic of China	Sales	1,913 sq. ft.	8/31/07
Chongqing, People’s Republic of China	Sales	947 sq. ft.	10/23/07
Beijing, People’s Republic of China	Sales	1,399 sq. ft.	2/29/08

ITEM 3.—LEGAL PROCEEDINGS

The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which the Company is currently involved, individually or in the aggregate, is anticipated to be material to its financial condition, results of operations, or cash flows.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2006, no matters were submitted to a vote of security holders.

PART II

ITEM 5.—MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol “HDNG.” The table also includes dividends per share, by quarter.

	2006			2005
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31	$18.20	$14.24	$0.03	$15.27	$13.00	$0.03
June 30	17.17	14.00	0.03	16.75	12.30	0.03
September 30	16.00	12.68	0.03	17.00	12.65	0.03
December 31	15.72	12.85	0.05	19.00	14.01	0.03

At March 12, 2007, there were 2,930 holders of record of common stock.

Issuer Purchases of Equity Securities

The following tables provides information about issuer repurchases of the Company’s common stock by month for the quarter ended December 31, 2006:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
October 1—October 31, 2006	311	$14.38
November 1—November 30, 2006	128	$15.60
December 1—December 31, 2006	—	N/A
Total	439	$14.74

The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations in connection with the exercise of stock options by employees.

Performance Graph

The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of eight peer issuers selected for their presence in the machine tool industry. Said peer group includes Circor International Inc., Flow International Corp., Hurco Companies Inc., Kadant Inc., Kaydon Corp., Magnetek Inc., NN Inc., and Sun Hydraulics Corp. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2001. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge, Inc., The NASDAQ Composite Index
And A Peer Group

*                   $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.

	12/01	12/02	12/03	12/04	12/05	12/06
Hardinge, Inc.	100.00	87.25	122.63	141.45	185.46	162.72
NASDAQ Composite	100.00	71.97	107.18	117.07	120.50	137.02
Peer Group	100.00	81.38	109.77	129.19	136.39	174.48

ITEM 6.—SELECTED FINANCIAL DATA

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2006	2005	2004	2003	2002
STATEMENT OF OPERATIONS DATA
Net sales	$326,621	$289,925	$232,054	$185,302	$169,014
Cost of sales	226,470	199,642	162,376	130,698	117,403
Gross profit	100,151	90,283	69,678	54,604	51,611
Selling, general andadministrative expense	77,054	74,723	57,184	47,731	46,448
Operating income	23,097	15,560	12,494	6,873	5,163
Interest expense	5,294	4,284	2,660	2,917	3,978
Interest (income)	(713)	(569)	(533)	(500)	(496)
Income before income taxes, minority interest in (profit) of consolidated subsidiary, and profit (loss) in investment of equity company	18,516	11,845	10,367	4,456	1,681
Income taxes (benefits)(1)	4,566	2,373	3,542	14,667	(868)
Minority interest in (profit) of consolidated subsidiary	—	(2,466)	(2,433)	(1,257)	(566)
Profit in investment of equity company	—	—	—	184	17
Net income (loss)(1)	$13,950	$7,006	$4,392	$(11,284)	$2,000
PER SHARE DATA:
Weighted average number of
Common shares Outstanding—basic	8,770	8,761	8,745	8,708	8,687
Basic earnings (loss) per share	$1.59	$0.80	$0.50	$(1.30)	$0.23
Weighted average number of
Common shares Outstanding—diluted	8,809	8,822	8,773	8,708	8,687
Diluted earnings (loss) per share	$1.58	$0.79	$0.50	$(1.30)	$0.23
Cash dividends declared per share	$0.14	$0.12	$0.03	$0.02	$0.10
BALANCE SHEET DATA
Working capital	$156,994	$126,421	$122,181	$103,280	$103,864
Total assets	330,660	300,276	286,311	245,707	256,285
Total debt	77,861	67,114	42,868	23,301	42,002
Shareholders’ equity	157,109	138,993	150,000	139,086	145,786

(1)          2003 results include a non-cash charge for income tax expense of $12,905 to provide a valuation allowance for the Company’s U.S. deferred tax assets as required by FAS 109.

ITEM 7. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.   The Company’s primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. The Company is geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Approximately 64% of its 2006 sales were to customers outside of North America, 57% of its 2006 products were manufactured outside of North America, and 58% of its employees are outside of North America.

The Company’s machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. The Company’s management believes that a key performance indicator is its order level as compared to industry measures of market activity levels.

The U.S. market activity metric most closely watched by management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. In 2006, industry-wide orders for metal cutting machine tools increased 29% versus 2005. In 2005, orders increased by 9% versus 2004. The AMT’s statistics include metal-cutting machines of all types and sizes, including segments where the Company does not compete. The Company does use this metric as an indication of overall market trends. While more detailed information regarding types of machines is not publicly available, the Company is able to obtain more detailed information because of its membership in the organization to determine market trends for the types of machines it distributes.

Similar information regarding machine tool consumption (domestic production plus imports, less exports) in foreign countries is published in various trade journals. In China, the largest market, consumption increased by 20% in 2006 versus 2005, and increased by 15% in 2005 versus 2004. In Germany, the fourth largest market, consumption measured in local currencies decreased by 6% in 2006 versus 2005, and it increased by 6% when comparing 2005 to 2004.   In the United Kingdom, machine tool consumption measured in pound sterling increased by 9% in 2006 versus 2005, and decreased by 1% in 2005 versus 2004.

Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the Company’s products. One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. This measurement has indicated continued expansion in the manufacturing sector. Another measurement is capacity utilization for manufacturing companies, as reported by the Federal Reserve Board. This measurement has been on an upward trend, but has not yet reached the levels that have historically preceded a strong level of capital spending by manufacturers. The Company’s management is not aware of comparably reliable measures of foreign demand or customer activity.

Non-machine sales which includes collets, accessories, repair parts, and service revenue have typically accounted for between 26% to 30% of overall sales and are an important part of the Company’s business, especially in the U.S. where Hardinge has an installed base of thousands of machines. Sales of these products do not vary on a year-to-year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

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

In January 2006, the Company executed its option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”). BPT had granted the Company the exclusive right to manufacture and sell certain versions of the knee-mill machine tools; accessories and spare parts under an Alliance Agreement dated November 3, 2004. Per the Alliance Agreement, the Company had agreed to pay BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts.

The purchase price for the technical information was $5.0 million and it will be amortized over a ten-year period. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object code, customer lists and proprietary rights and assets of a similar nature. Subsequent to the purchase, no further royalties will be earned by BPT. Royalty expense under this agreement was less than $0.1 million in 2006 and $1.3 million and $1.2 million during the years ended December 31, 2005, and 2004, respectively.

Results of Operations

2006 Compared to 2005

The following table summarizes certain financial data for 2006 and 2005:

	2006	2005	Change		% Change
	(dollars in thousands)
Net sales	$326,621	$289,925	$36,696		12.7%
Gross profit	100,151	90,283	9,868		10.9%
Income from operations	23,097	15,560	7,537		48.4%
Income before income taxes	18,516	11,845	6,671		56.3%
Net income	13,950	7,006	6,944		99.1%
Gross profit as% of net sales	30.7%	31.1%	(0.4	)pts
Income from operations as% ofnet sales	7.1%	5.4%	1.7	pts
Net income as% of net sales	4.3%	2.4%	1.9	pts

Net Sales.   Net sales were $326.6 million in 2006, compared to $289.9 million in 2005. The increase in net sales of $36.7 million, or 12.7%, included increases in all three sales regions, as shown below:

Sales to Customers in:	2006	2005	Change	% Change
	(dollars in thousands)
North America	$118,157	$105,851	$12,306	11.6%
Europe	127,507	116,723	10,784	9.2%
Asia & Other	80,957	67,351	13,606	20.2%
Total	$326,621	$289,925	$36,696	12.7%

North American sales increase of 11.6% was driven by market demand, primarily in turning and milling products. European sales were flat in the first half of the year, but demonstrated 17.8% growth in the second half of the 2006 versus the same period in the prior year, averaging 9.2% growth on the full year. Sales in Asia and Other grew at 20.2% as the company continues to penetrate this market.

Sales growth by product line is as follows: Turning grew 36% with strong market demand for North American produced lathes; Grinding grew 4% on the year with 16% growth in the second half of 2006; Workholding at 3%; and  Milling increased by 1%, with significant growth in North America offset by declines in the rest of the world. Total milling had been constrained by manufacturing capacity with a Taiwanese contract manufacturer. As of January 2007, this supplier has expanded milling manufacturing capacity with a new production line.

Under U.S. accounting standards, income statement items of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. The net of these foreign currency transactions relative to the U.S. dollars had a favorable impact on sales of $1.4 million. Excluding the impact of foreign currency translation, sales for 2006 increased $35.3 million or 12.2%.

The geographic mix of sales as a percentage of total net sales is shown in the table below:

Sales to Customers in:	2006	2005	Percentage Point Change
North America	36.2%	36.5%	(0.3)
Europe	39.0%	40.3%	(1.3)
Asia & Other	24.8%	23.2%	1.6
Total	100.0%	100.0%

Machine sales represented 73.3% of 2006 net sales, as compared to 71.3% of 2005 net sales. Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

Orders and Backlog:   The Company’s new orders rose 19.8% to $347.8 million in 2006 compared to $290.4 million in 2005, as shown in the table below:

Orders from Customers in:	2006	2005	Change	% Change
	(dollars in thousands)
North America	$124,652	$110,198	$14,454	13.1%
Europe	146,924	123,212	23,712	19.2%
Asia & Other	76,265	56,985	19,280	33.8%
Total	$347,841	$290,395	$57,446	19.8%

The $57.4 million, or 19.8% increase in new orders was driven by strength in all markets, and growth in all product lines, demonstrating underlying strength in the industry.

The Company’s December 31, 2006 backlog of $99.6 million was 27.4% above the adjusted December 31, 2005 backlog of $78.2 million. This was driven by strong order performance in the second half of the year.

Gross Profit.   Gross profit was $100.2 million, or 30.7% of net sales in 2006, compared to $90.3 million, or 31.1% of net sales in 2005. The reduction in gross margin for 2006 resulted from differences in product mix, market mix, and distribution channels.

Selling, General, and Administrative Expense.   Selling, general and administrative (“SG&A”) expense for the year 2006 was $77.1 million, or 23.6% of net sales, compared to $74.7 million, or 25.8% of net sales, in 2005. The $2.4 million increase was primarily due to commission expenses of $1.4 million on higher volume, and $2.4 million, or a 3.2% increase related to continued expansion of the company’s sales and support functions to manage growth in worldwide operations. This was partially offset by a reduction in bad debt expense of $1.4 million for customer notes receivable provisions that did not reoccur to the same levels in 2006.

Income from Operations.   Income from operations increased by 48.4% to $23.1 million, or 7.1% of net sales in 2006 from $15.6 million, or 5.4% of net sales in 2005 primarily due to the increased sales level.

Interest Expense & Interest Income.   Interest expense includes interest payments under the Company’s credit facility, unrealized and realized gains or losses on our interest rate swap agreement and amortization of deferred financing costs associated with our credit facility.

Interest expense for the year 2006 was $5.3 million, an increase from $4.3 million in 2005. The increase was primarily due to higher average borrowings incurred to finance the purchase of the 49% minority interest in Hardinge Taiwan Limited, in December 2005, and the purchase of the technical information of the Bridgeport knee-mill machine tool business, in January 2006, as reported by the Company in prior filings with the Securities and Exchange Commission.

Interest income, primarily derived from previous years’ internally financed customer sales, was $0.7 million in 2006 and $0.6 million in 2005.

Income Tax/Benefit.   Income tax expense in 2006 was $4.6 million compared to $2.4 Million in 2005. The effective tax rate was 24.7% in 2006 and 20.0% in 2005. The increase in the effective rate is primarily due to the non-reoccurrence of the $0.4 million reduction in the tax valuation allowance in 2005 primarily in the U.K. as well as a change in the mix of profits by country. The 2006 effective tax rate was favorably affected by 3.7 percentage points due to a reduction in the tax rate at one of the Company’s Swiss entities. This reduction resulted in revaluing previous deferred taxes. The income tax expense fundamentally represents tax expense on profits in the Company’s foreign subsidiaries.

There is no tax benefit recorded on losses in the U.S. and Canada in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). As specified in SFAS 109, the Company regularly reviews recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the case of the U. S. operations, this recoverability had been based largely on the likelihood of future taxable income.

Minority Interest In (Profit) of Consolidated Subsidiary.   Until December 27, 2005, the Company owned a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that is recorded as a consolidated subsidiary. There is no minority interest reduction to consolidated net income for 2006, compared to a reduction of $2.5 million in 2005. This represented the minority stockholders’ 49% share in the joint venture’s net income.

Net Income (Loss).   Net income for 2006 was $14.0 million or 4.3% of net sales, compared to $7.0 million, or 2.4% of net sales in 2005. Basic and diluted earnings per share for 2006 were $1.59 and $1.58, respectively, compared to basic and diluted earnings per share of $0.80 and $0.79 in 2005. The increase was the result of the factors described above.

Results of Operations
2005 Compared to 2004

The following table summarizes certain financial data for 2005 and 2004:

	2005	2004	Change		% Change
	(dollars in thousands)
Net sales	$289,925	$232,054	$57,871		24.9%
Gross profit	90,283	69,678	20,605		29.6%
Income from operations	15,560	12,494	3,066		24.5%
Income before income taxes	11,845	10,367	1,478		14.3%
Net income	7,006	4,392	2,614		59.5%
Gross profit as% of net sales	31.1%	30.0%	1.1	%pts
Income from operations as% ofnet sales	5.4%	5.4%	0.0	%pts
Net income as% of net sales	2.4%	1.9%	0.5	%pts

Net Sales.   Net sales were $289.9 million in 2005, an increase of $57.9 million or 24.9% compared to $232.1 million in 2004. Sales increased due to the addition of Bridgeport products, which were acquired in November 2004, and due to increased shipments of the Company’s other product lines. Sales of Bridgeport products were approximately $48.3 million in 2005 and $3.1 million in the part of 2004 after the acquisition.

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

The geographic mix of sales  as a percentage of total net sales is shown below:

Sales to Customers in:	2005	2004	Percentage Point Change
North America	36.5%	40.2%	(3.7%)
Europe	40.3%	40.1%	0.2%
Asia & Other	23.2%	19.7%	3.5%
Total	100.0%	100.0%

Sales of machines accounted for approximately 71.3% of net sales for 2005, as compared to 70.2% of net sales in 2004. Sales of non-machine products and services, consist of workholding, repair parts, services and accessories.

Orders and Backlog:   The Company’s orders by geographical region are below:

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

The increase in orders in North America and Europe are due to the Bridgeport products. Orders in the Asia and Other region decreased due to the acquisition of Bridgeport in November 2004. That acquisition resulted in the conversion of $13.6 million in orders from Bridgeport to Hardinge for the Asia and Other region, resulting in a one-time increase in new orders for 2004. Our consolidated adjusted backlog at December 31, 2005 was $78.2 million.

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

Selling, General, and Administrative Expense.   Selling, general and administrative (“SG&A”) expense was $74.7 million, or 25.8% of net sales for 2005, an increase of $17.5 million or 30.6% compared to $57.2 million, or 24.6% of net sales, in 2004. The increase in SG&A for the full year includes the following: $8.8 million was due to the addition of two new sales, service and technical centers located in the U.K. and Holland to support the Bridgeport acquisition, $0.8 million resulted from increased commission expense due to higher sales, $1.9 million was driven by increased promotional and support costs in China. Additionally, bad debt expense increased by $1.4 million. The increase is due to additional reserves for the Company’s customer notes receivables. Each quarter, the Company reviews the sufficiency of its allowance for bad debts, based upon its recent experience, prior years experience and the makeup and aging of its current accounts and notes receivables, and adjusts the allowance for bad debts accordingly.  The Company discontinued issuing notes in 2002. The remainder of the expense increase resulted primarily from expansion of the Company’s sales and support functions to manage the growth in worldwide operations.

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

Income Tax Expense/Benefit.   Income tax expense was $2.4 million in 2005, compared to $3.5 million in 2004. The effective tax rate was 20.0% in 2005 and 34.2% in 2004. The decrease in the effective rate is due to non-cash reductions in certain income tax valuation allowances, primarily in the U.K., and accruals in the amount of $1.1 million and to changes in the mix of profits in various countries, offset by not recording a tax benefit for losses in the U.S which resulted in an increase in our valuation allowance of $0.3 million. Our income tax expense primarily represents tax expense on profits in the Company’s foreign subsidiaries. There is no tax benefit recorded on losses in the U.S. in accordance with the provisions of Statement of Financial Accounting Standards No. 109 (SFAS 109). As specified in SFAS 109, the Company regularly reviews recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the case of the U. S. operations, this recoverability had been based largely on the likelihood of future taxable income.

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

Net Income.   Net income for 2005 was $7.0 million or 2.4% of net sales, compared to $4.4 million, or 1.9% of net sales in 2004. Basic earnings per share were $0.80 and diluted earnings per share were $0.79 for 2005, compared to $0.50 per basic and diluted earnings per share for 2004.

Liquidity and Capital Resources

The Company’s principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machines and equipment and to fund acquisitions.

At December 31, 2006, cash and cash equivalents were $6.8 million, compared to $6.6 million at December 31, 2005. The current ratio at December 31, 2006 was 3.22:1 compared to 2.65:1 at December 31, 2005.

Cash Flows from Operating Activities:

As shown in the Consolidated Statements of Cash Flows, cash from operating activities was $6.7 million in 2006 compared to a use of funds of $5.8 million in 2005. This represents an increase in cash flows of $12.6 million.

The table below shows the changes in cash flows from operating activities by component:

	Cash Flow from Operating Activities
Cash provided by/(used in):	2006	2005	Change in Cash Flow
	(dollars in thousands)
Net income	$13,950	$7,006	$6,944
Provision for deferred taxes	(43)	(1,734)	1,691
Depreciation and amortization	9,545	8,309	1,236
Accounts receivable	(3,698)	(5,846)	2,148
Inventories	(10,471)	(22,586)	12,115
Notes receivable	869	5,590	(4,721)
Other assets	(2,516)	(1,395)	(1,121)
Accrued expenses	(3,362)	2,176	(5,538)
Accounts payable	4,254	1,613	2,641
Minority interest	—	2,466	(2,466)
Other	(1,804)	(1,433)	(371)
Cash provided by (used in) operating activities	$6,724	$(5,834)	$12,558

In 2006, cash was provided by net income, depreciation and amortization, notes receivable and accounts payable. Cash was used in provision for deferred taxes, accounts receivable, inventories, accrued expenses, other assets and other operating activities. Increased net income is due primarily to higher net sales. The increased receivables, inventory levels and accrued expenses are due to increased production and sales levels.

Cash Used In Investing Activities:

The table below shows the changes in cash flows from investing activities by component:

	2006	2005	Change in Cash Flow
Capital expenditures	$(3,591)	$(4,814)	$1,223
Purchase of minority interest in Hardinge Taiwan	(110)	(9,022)	8,912
Purchase of U-Sung, net of cash acquired	(5,071)	(1,419)	(3,652)
Purchase of Bridgeport kneemill technical information	(5,000)	—	(5,000)
Purchase of Other Assets	(2,043)	—	(2,043)
Net cash (used in) investing activities	$(15,815)	$(15,255)	$(560)

Net cash used in investing activities was $15.8 million for 2006, compared to $15.3 million in 2005. Capital expenditures for 2006 were $3.6 million. Capital expenditures in 2006 included modest retooling, reconfiguration and replacement of manufacturing equipment.

Capital expenditures for 2005 were $4.8 million. Capital expenditures for 2005 included leasehold improvement costs to outfit the new demonstration and technical center, which houses the activities of Bridgeport operations in the U.K and for routine replacements of other equipment.

Cash used in investing activities during 2006 was primarily related to the $5.1 million payment for the purchase of U-Sung Co., Ltd., which owned the land and building previously leased by Hardinge Taiwan; the purchase of the technical information of the Bridgeport knee-mill machine tool business in the first quarter of 2006 for $5.0 million; the purchase of other assets for $2.0 million, and a payment of $0.1 million on the purchase of the 49% interest in Hardinge Taiwan which was acquired in the fourth quarter of 2005.

Cash used in investing activities during 2005 included the purchase of 49% shares of Hardinge Taiwan for $9.0 million. Pursuant to a Joint Venture Agreement, the Company owned 51% of Hardinge Taiwan and other minority shareholders owned 49% of Hardinge Taiwan. On December 27, 2005, the Company purchased the remaining 49% of Hardinge Taiwan, making it a wholly owned subsidiary of the Company.

Cash used in investing activities during 2005 also included a partial payment for the purchase of U-Sung, Ltd. for $1.4 million, net of cash acquired. U-Sung owned the land and building in Nan Tou City, Taiwan, Republic of China that was occupied and previously leased by Hardinge Taiwan.

Cash Provided by Financing Activities:

Net cash provided by financing activities for 2006 and 2005 are summarized in the table below:

	Cash Flow from Financing Activities
	2006	2005	Change in Cash Flow
	(dollars in thousands)
Cash provided by/(used in)
Borrowings on long-term debt	$9,651	$23,364	$(13,713)
Borrowings on short term notes payable	105,625	63,002	42,623
Repayments on short term notes payable	(105,198)	(61,716)	(43,482)
Net (purchases) sales of treasury stock	(40)	232	(272)
Payments of dividends	(1,237)	(1,064)	(173)
Cash provided by financing activities	$8,801	$23,818	$(15,017)

Cash provided by financing activities was $8.8 million for 2006, compared to $23.8 million for 2005. Debt, including notes payable, provided cash of $10.1 million in 2006 compared to $24.7 million in 2005. The additional debt level is due to the increase in working capital to support increased sales and the purchases of U-Sung Co., Ltd., and the technical information of the Bridgeport knee-mill machine tool business. Payment of dividends used $1.2 million in 2006 compared to $1.1 million in 2005. In December 2006, the Company increased its dividend payout to $0.05 per share for the quarter compared to $0.03 per share paid in the first three quarters of 2006 and all four quarters of 2005.

In January 2005, the Company negotiated a revised loan agreement with a group of U.S. banks and amended the Company’s existing agreements. The amended agreement provided for a revolving loan facility allowing for borrowing of up to $40.0 million through January 2010 and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through March 2011. These loans were secured by substantially all of the Company’s U.S. assets, other than real estate, and a pledge of 65% of the Company’s investment in its major subsidiaries. Interest charged on this debt was based on LIBOR plus a spread that varied depending on the Company’s debt to EBITDA ratio. A variable commitment fee of 0.175% to 0.375%, based on the Company’s debt to EBITDA ratio, was payable on the unused portion of the revolving loan facility.

In December 2005, the Company executed an amendment to the loan agreement described above which provided the Company with an additional $20.0 million on the revolving loan facility. This amendment was a temporary facility and in June 2006 the expiration was extended to December 29, 2006. This amendment was arranged through the same bank group as the original facility discussed above. It also has the same security and similar financial covenants as provided under the loan agreements described above. At December 31, 2005, the outstanding balance on the amended revolving loan facility was $30.9 million. At December 31, 2005, the outstanding balance on the term loan was $25.2 million.

In November 2006, the Company executed its Second Amended and Restated Revolving Credit and Term Loan Agreement. The amendment increased the revolving loan facility from $40.0 million to $70.0 million with a portion of the increase used to pay off the temporary facility described above. The amendment also increased the permitted debt to EBITDA ratio for certain portions of the term of the facility, lowered the variable commitment fee and borrowing rates at certain debt to EBITDA ratios, and provided for permitted annual acquisitions up to a certain amount. Additionally, mandatory prepayment of the term loans upon equity issuance and the fixed charge coverage ratio were both eased. Other terms and conditions remain essentially the same as the prior agreement. At December 31, 2006, the outstanding balance on the amended revolving loan facility was $43.2 million. At December 31, 2006, the outstanding balance on the term loan was $20.4 million.

The Company has an $8.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. At December 31, 2006, the outstanding balance on this line was $0.6 million. There was no outstanding balance on this line at December 31, 2005. The agreement is negotiated annually and requires no commitment fee.

The Company maintains a $1.6 million standby letter of credit, which expires March 31, 2007, for potential liabilities pertaining to self-insured workers compensation exposure. This standby letter of credit is renewed annually.

The Company’s Kellenberger AG (“Kellenberger”) subsidiary maintains a loan agreement with a Swiss bank providing for borrowing of up to 7.5 million Swiss francs, which is equivalent to approximately $6.2 million at December 31, 2006. This agreement is secured by the real property owned by Kellenberger. At December 31, 2006, borrowings under this facility were $2.9 million. At December 31, 2005, borrowings under this facility were $5.7 million.

During 2005, Kellenberger entered into an amended unsecured overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which is equivalent to approximately $6.2 million at December 31, 2006. This replaced the previous overdraft facility that permitted borrowing of up to 6.5 million Swiss Francs. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2006 the outstanding balance under this facility was $0.3 million. At December 31, 2005, there were no borrowings outstanding under this facility.

The Company’s HTT subsidiary maintains a loan agreement with a Swiss bank providing for borrowings of up to 4.0 million Swiss Francs, which is equivalent to approximately $3.3 million at December 31, 2006. This agreement is secured by real property owned by HTT. There were no borrowings under this agreement at December 31, 2006. Borrowings under this agreement were $1.5 million at December 31, 2005.

HTT also maintains an unsecured overdraft facility with a commercial bank that permits borrowings of up to 8.8 million Swiss Francs, which is equivalent to approximately $7.2 million at December 31, 2006. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. Borrowings under these lines were $3.7 million and $2.3 million at December 31, 2006 and December 31, 2005 respectively.

The Company’s Hardinge Machine Tools, Ltd. subsidiary maintains an overdraft facility that allows for borrowing up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at December 31, 2006. There were no borrowings under this facility at December 31, 2006 or 2005. Hardinge Machine Tool, Ltd. also has a mortgage agreement with total remaining loan balances of $1.6 million and $1.5 million, at December 31, 2006 and 2005, respectively.

In June 2006, the Company’s Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings up to 180.0 million New Taiwanese dollars which is equivalent to approximately $5.5 million. At December 31, 2006 borrowings under this agreement were $5.2 million. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

These facilities, along with other short-term credit agreements, provide for access of up to $128.8 million. Based on our most restrictive covenants, the Company had actual additional borrowing availability of $37.0 million at December 31, 2006. Total consolidated outstanding borrowings at December 31, 2006 were $77.9 million.

The Company was in compliance with all covenants at December 31, 2006 and 2005.

During September 2006, the Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3 effective, registering $50 million of the Company’s common stock. The filing of this shelf registration statement could facilitate the Company’s ability to raise capital, should the Company decide to do so, in the future. The amount, price and other terms of the common stock will be determined at the time of any particular transaction.

The Company conducts some of its manufacturing, sales and service operations from leased space, with lease terms up to 20 years, and uses certain data processing equipment under lease agreements expiring at various dates. Rent expense under these leases totaled $2.2 million, $3.0 million, and $2.0 million, during the years ended December 31, 2006, 2005, and 2004, respectively.

The following table shows our future commitments in effect as of December 31, 2006 (in thousands):

	2007	2008	2009	2010	2011	There- after
Debt payments	$10,283	$8,628	$5,758	$48,933	$658	$3,601
Operating lease obligations	1,750	889	629	505	372	824
Purchase commitments	13,093	—	—	—	—	—
Standby letters of credit and bank guarantees	5,862	—	—	—	—	—

The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2007.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements.

Market Risk

The following information has been provided in accordance with the Securities and Exchange Commission’s requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

The Company’s earnings are affected by changes in short-term interest rates as a result of its floating interest rate debt. However, due to its purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $1.6 million in 2006 and $1.0 million in 2005, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and interest rate swap agreements.

The Company’s operations consist of manufacturing and sales activities in foreign jurisdictions. The Company currently manufactures its products in the United States, Switzerland, Taiwan and China using production components purchased internationally, and sells the products in those markets as well as other worldwide markets. The U.S. parent company purchases grinding machines manufactured in Switzerland by its two Swiss subsidiaries. Likewise, it purchases machining centers and other machines manufactured in Taiwan by its  Taiwanese subsidiary and other Taiwanese manufacturers. The Company’s subsidiaries in the U.K., Germany, Switzerland and Canada sell products in local currency to customers in those countries. The Company’s Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result of these sales in various currencies and in various countries of the world, the Company’s financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company’s operating results are exposed to changes in exchange rates between the U.S. dollar, Canadian dollar, U.K. pound, Swiss franc, Euro, New Taiwan Dollar, and Japanese yen. To mitigate the short-term effect of changes in currency exchange rates on the Company’s functional currency based purchases and sales, the Company occasionally hedges by entering into foreign exchange forward contracts for amounts less than its projected three to six months of such purchase and sales transactions.

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

Accounts and Notes Receivable.   The Company assesses the collectibility of its trade accounts and notes receivable using a combination of methods. It reviews large individual accounts for evidence of circumstances that suggest a collection problem might exist. Such situations include, but are not limited to, the customer’s past history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and recent collection activities. The Company offers long term customer financing in the form of notes receivable at some of its foreign operations. The Company’s notes receivable in North America are limited to machine sales to end-user customers for years prior to 2003, and a security interest is normally maintained in the equipment sold under terms of the notes. In cases where repossession may be likely, the Company estimates the probable resale potential of the assets to be repossessed net of repossession, refurbishment and resale costs, and provides a reserve for the remaining receivable balance after realization of such proceeds. The Company provides a reserve for losses based on current payment trends in the economies where it holds concentrations of receivables and provides a reserve for what it believes to be the most likely risk of uncollectibility. In order to make these allowances, the Company relies on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

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

Net Deferred Tax Assets.   As specified in Statement of Financial Accounting Standards No. 109 (SFAS 109), the Company annually reviews the recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. In the Company’s case, this recoverability had been based largely on the likelihood of future taxable income.

During the third quarter of 2003, it was determined that it was unlikely that the Company’s U.S. operations would return to profitability by the end of the year, as had been previously expected. SFAS 109 stipulates that when a Company is relying largely on future taxable income, considerably greater positive evidence is necessary to conclude that deferred tax assets do not warrant a valuation allowance. The Company did not feel that this high standard for positive evidence could be fully met and the valuation allowance was established. During 2005, the Company reduced the valuation allowance related to the deferred tax assets in the U.K. In 2006, the Company continues to record a valuation allowance in the U.S. and Canada.

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

The Company annually reviews the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive highest ratings by recognized rating agencies. The Company discounted its future plan liabilities for its U.S. plan using a rate of 6.02% at its new plan measurement date of December 31, 2006 and 5.85% at its previous plan measurement date of September 30, 2005. The Company discounted its future plan liabilities for its foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.25% and 3.41% at their measurement dates of December 31, 2006 and 2005, respectively. A change in the discount rate can have a significant effect on retirement plan expense. For example, a decrease in the discount rate of a quarter of a percentage point would increase U.S. pension expense by approximately $0.3 million and would change foreign pension expenses and postretirement expenses by lesser amounts.

The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. The Company reviews its expected rate of return annually based upon information available to the Company at that time, including the historical returns of major asset classes, the expected investment mix of the plans’ assets, and estimates of future long-term investment returns. The Company used an expected rate of return of 8.50% at its new plan measurement date of December 31 2006 and at its previous measurement date of September 30, 2005 for its U.S. plan. The Company used rates of return appropriate for each country for its foreign plans which resulted in a blended expected rate of return of 4.94% and 5.28% at their measurement dates of December 31, 2006 and 2005, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of a quarter of a percentage point would increase U.S. pension expense by approximately $0.2 million and would change foreign pension plan expenses by lesser amounts.

New Accounting Standards

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement amends

ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on the consolidated financial statements of the Company.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which required the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, no compensation cost was recognized for fixed stock options prior to January 1, 2006 because the exercise price of the stock options equaled the market value of the Company’s common stock at the date of grant, which is the measurement date. The Company did not issue any new stock options during the year ended December 31, 2006. In addition, all previously awarded stock option grants were fully vested at the date of the adoption of FAS 123R, therefore, the Company did not recognize any share-based compensation expense in 2006 based on stock options. See Note 1 to the Consolidated Financial Statements for more information regarding the implementation of SFAS 123R.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48, and although the evaluation is not complete, the Company does not expect FIN 48 to have a material impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each defined benefit post employment plan on the balance sheet. The funded status of all overfunded plans are aggregated and recognized as a non-current asset on the balance sheet. The funded status of all underfunded plans are aggregated and recognized as a current liability, a non-current liability, or a combination of both on the balance sheet. A current liability is the amount by which the benefit obligation payable in the next 12 months exceeds the fair value of plan assets, and is determined on a plan-by-plan basis. SFAS 158 also requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date. All of the plans consolidated within this disclosure already complied with the December 31, 2006 measurement date except for the U.S. Pension Plan. The Company early adopted this requirement and changed the measurement date for the Company’s domestic Pension Plan from September 30, 2006 to December 31, 2006. The 2006 net periodic benefit cost was determined using the alternative transition method outlined in paragraph 19 of SFAS 158. Under this approach, the 2006 periodic benefit cost was set equal to twelve-fifteenths of the net periodic benefit cost determined for the period October 1, 2005 through December 31, 2006. The remaining three-fifteenths of the net periodic benefit cost for the period October 1, 2005 through December 31, 2006 was charged as a $0.5 million reduction to retained earnings. This measurement date change resulted in a liability reduction of $2.2 million. Additionally, SFAS 158 requires an employer to recognize changes in the funded status of a defined benefit post employment plan in the year in which the change occurs. SFAS 158 is effective for the Company as of December 31, 2006. The incremental effect of applying FAS 158 to the Company’s Consolidated Balance Sheet as of December 31, 2006 was to increase retirement-related liabilities by $13.1 million, non-current deferred tax assets by $1.2 million, and to decrease accumulated other comprehensive income (loss) by $11.9 million. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of SFAS 158.

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
December 31, 2006

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Hardinge Inc.

We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statrements, on January 1, 2006, the Company changed its method of accounting for stock based compensation. In addition, as discussed in Note 10 to the consolidated financial statements, on December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement benefits.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Hardinge Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Buffalo, New York
March 15, 2007

HARDINGE INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,762	$6,552
Accounts receivable, net	73,149	67,559
Notes receivable, net	4,930	4,060
Inventories	132,834	117,036
Deferred income tax	747	744
Prepaid expenses	9,216	6,921
Total current assets	227,638	202,872
Property, plant and equipment:
Land and buildings	62,850	60,200
Machinery, equipment and fixtures	104,812	102,057
Office furniture, equipment and vehicles	9,092	8,704
	176,754	170,961
Less accumulated depreciation	112,702	104,640
Net property, plant and equipment	64,052	66,321
Other assets:
Notes receivable	1,983	3,683
Deferred income taxes	246	455
Intangible pension asset	—	247
Other intangible assets	11,849	7,438
Goodwill	19,110	17,699
Other	5,782	1,561
	38,970	31,083
Total assets	$330,660	$300,276

HARDINGE INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	December 31,
	2006	2005
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,462	$26,454
Notes payable to bank	4,525	3,803
Deferred purchase price of acquisitions	—	5,129
Accrued expenses	22,542	19,920
Accrued pension liability	—	2,375
Accrued income taxes	3,640	3,223
Deferred income taxes	2,717	2,592
Current portion of long-term debt	5,758	12,955
Total current liabilities	70,644	76,451
Other liabilities:
Long-term debt	67,578	50,356
Accrued pension liability	26,814	19,731
Deferred income taxes	1,673	2,646
Accrued postretirement benefits	2,414	5,985
Derivative financial instruments	433	1,709
Other liabilities	3,995	4,405
	102,907	84,832
Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued—none
Common stock, $.01 par value:
Authorized shares—20,000,000;
Issued shares—9,919,992 at December 31, 2006 and 2005	99	99
Additional paid-in capital	59,741	60,387
Retained earnings	116,438	104,219
Treasury shares—1,083,117 at December 31, 2006 and
1,063,287 shares at December 31, 2005.	(13,916)	(13,697)
Accumulated other comprehensive loss	(5,253)	(11,029)
Deferred employee benefits	—	(986)
Total shareholders’ equity	157,109	138,993
Total liabilities and shareholders’ equity	$330,660	$300,276

HARDINGE INC. and SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(In Thousands Except Per Share Data)
Net sales	$326,621	$289,925	$232,054
Cost of sales	226,470	199,642	162,376
Gross profit	100,151	90,283	69,678
Selling, general and administrative expense	77,054	74,723	57,184
Income from operations	23,097	15,560	12,494
Interest expense	5,294	4,284	2,660
Interest (income)	(713)	(569)	(533)
Income before income taxes and minority interest in (profit) of consolidated subsidiary	18,516	11,845	10,367
Income taxes	4,566	2,373	3,542
Minority interest in (profit) of consolidated subsidiary	—	(2,466)	(2,433)
Net income	$13,950	$7,006	$4,392
Per share data:
Basic earnings per share:
Weighted average number of common shares Outstanding	8,770	8,761	8,745
Basic earnings per share	$1.59	$0.80	$0.50
Diluted earnings per share:
Weighted average number of common shares Outstanding	8,809	8,822	8,773
Diluted earnings per share	$1.58	$0.79	$0.50
Cash dividends declared per share	$0.14	$0.12	$0.03

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Operating activities
Net income	$13,950	$7,006	$4,392
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,545	8,309	8,980
Provision for deferred income taxes	(43)	(1,734)	(420)
Minority interest	—	2,466	2,433
Unrealized foreign currency transaction loss	(1,229)	(1,490)	(722)
Changes in operating assets and liabilities:
Accounts receivable	(3,698)	(5,846)	(17,470)
Notes receivable	869	5,590	975
Inventories	(10,471)	(22,586)	(9,102)
Other assets	(2,516)	(1,395)	(2,118)
Accounts payable	4,254	1,613	10,670
Accrued expenses	(3,362)	2,176	(4,239)
Accrued postretirement benefits	(575)	57	63
Net cash provided by (used in) operating activities	6,724	(5,834)	(6,558)
Investing activities
Capital expenditures	(3,591)	(4,814)	(5,861)
Purchase of minority interest in Hardinge Taiwan	(110)	(9,022)	—
Purchase of U-Sung, net of cash acquired	(5,071)	(1,419)	—
Purchase of intangible assets and goodwill	—	—	(7,317)
Purchase of Bridgeport kneemill technical information	(5,000)	—	—
Purchase of other assets	(2,043)	—	—
Net cash (used in) investing activities	(15,815)	(15,255)	(13,178)
Financing activities
Borrowings under short-term notes payable to bank	105,625	63,002	32,590
Repayments to short-term notes payable to bank	(105,198)	(61,716)	(30,620)
Increase in long-term debt	9,651	23,364	17,579
Net (purchases) sales of treasury stock	(40)	232	(347)
Dividends paid	(1,237)	(1,064)	(265)
Net cash provided by financing activities	8,801	23,818	18,937
Effect of exchange rate changes on cash	500	(366)	249
Net increase (decrease) in cash	210	2,363	(550)
Cash and cash equivalents at beginning of year	6,552	4,189	4,739
Cash and cash equivalents at end of year	$6,762	$6,552	$4,189

HARDINGE INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp. Income (Loss)	Deferred Employee Benefits	Total Shareholders’ Equity
Balance at December 31, 2003	$99	$60,586	$94,150	$(13,843)	$(393)	$(1,513)	$139,086
Comprehensive Income
Net income			4,392				4,392
Other comprehensive income (loss)
Pension liability					(1,097)		(1,097)
Foreign currency translation adjustment					9,263		9,263
Unrealized gain on cash flow hedge					707		707
Unrealized (loss) on net investment hedge					(2,250)		(2,250)
Comprehensive income							11,015
Dividends declared			(265)				(265)
Shares issued pursuant to long-term incentive plan		(10)		49		(40)	(1)
Shares forfeited pursuant to long-term incentive plan		0		(16)		16
Amortization (long-term incentive plan)						512	512
Net purchase of treasury stock		(38)		(309)			(347)
Balance at December 31, 2004	$99	$60,538	$98,277	$(14,119)	$6,230	$(1,025)	$150,000
Comprehensive Income
Net income			7,006				7,006
Other comprehensive income (loss)
Pension liability					(4,842)		(4,842)
Foreign currency translation adjustment					(15,874)		(15,874)
Unrealized gain on cash flow hedge					824		824
Unrealized (loss) on net investment hedge					2,633		2,633
Comprehensive income							(10,253)
Dividends declared			(1,064)				(1,064)
Shares issued pursuant to long-term incentive plan		(20)		694		(674)
Shares forfeited pursuant to long-term incentive plan		0		(763)		308	(455)
Amortization (long-term incentive plan)						405	405
Net purchase of treasury stock		(131)		491			360
Balance at December 31, 2005	$99	$60,387	$104,219	$(13,697)	$(11,029)	$(986)	$138,993
Comprehensive Income
Net income			13,950				13,950
Other comprehensive income (loss)
Pension liability					8,800		8,800
Foreign currency translation adjustment					9,764		9,764
Unrealized gain on cash flow hedge					(48)		(48)
Unrealized (loss) on net investment hedge					(796)		(796)
Comprehensive income							31,670
Cumulative effect of adoption of SFAS 123R		(986)				986	0
Dividends declared			(1,237)				(1,237)
Change in measurement date for U.S. Pension Plan			(494)				(494)
Cumunlative effect of implementing SFAS 158 (net of tax)			0		(11,944)		(11,944)
Shares issued pursuant to long-term incentive plan		(45)		45			0
Shares forfeited pursuant to long-term incentive plan		167		(266)			(99)
Amortization (long-term incentive plan)		259					259
Net purchase of treasury stock		(41)		2			(39)
Balance at December 31, 2006	$99	$59,741	$116,438	$(13,916)	$(5,253)	$0	$157,109

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.   Significant Accounting Policies

Nature of Business

Hardinge Inc. (the “Company”) is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. Sales are primarily to customers in North America, Europe, and Asia. A substantial portion of the Company’s sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. In December of 2005, the Company purchased the minority interest in the Hardinge Taiwan subsidiary and now all of the Company’s subsidiaries are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Accounts Receivable

The Company performs periodic credit evaluations of the financial condition of its customers. The Company in the past offered financing terms of up to seven years for its customers in the United States and Canada and filed a lien against the equipment purchased under those terms. A description of that financing is included in Notes Receivable below. No collateral is required for sales made on open account terms. Letters of credit from major banks back the majority of sales in the Asian region. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company’s customer base. The Company considers trade accounts receivable to be past due when in excess of 30 days past terms, and charges off uncollectible balances when all collection efforts have been exhausted.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowance for doubtful accounts was $1.0 million and $1.2 million at December 31, 2006 and 2005, respectively. If the financial condition of the Company’s

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

Notes Receivable

In the past, the Company provided long-term financing for the purchase of its equipment by qualified end-user customers in North America. In 2002, the Company replaced the internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. The amount of notes receivable outstanding was $6.9 million and $7.7 million at December 31, 2006, and December 31, 2005, respectively. These amounts are net of bad debt allowances of $1.6 million and $3.8 million at December 31, 2006 and 2005, respectively. In the event of a customer default and foreclosure, it is the practice of the Company to recondition and resell the equipment. It has been the Company’s experience that such equipment resales have realized most, but not all, of the remaining contract value. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its note customers to make required payments.

The Company previously sold a substantial portion of its underlying customer notes receivable to various financial institutions. The remaining outstanding balance of all notes sold, as of December 31, 2006 and December 31, 2005 was $0.5 million and $2.4 million, respectively. Recourse against the Company from default of most of the notes included in the sales is limited to 10% of the then outstanding balance of the underlying notes. The Company retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There are no repurchase or remarketing agreements with these third parties.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

Reserve for Obsolete Inventory

	Years Ended December 31
	2006	2005	2004
	(in thousands)
Balance at Beginning of Period	$14,391	$18,735	$17,889
Provision	2,600	(615)	1,404
Less deductions	3,535	3,729	558
Balance at End of Period	$13,456	$14,391	$18,735

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions, renewals or betterments are capitalized to property accounts. Maintenance and repairs are expensed to operations as incurred. The cost of assets retired, sold or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts at the time of disposal and any resultant gain or loss is credited or included as a component of income from operations.

Depreciation expense is computed on the straight-line and accelerated methods over their estimated useful lives. Total depreciation expense on property, plant and equipment was $8.5 million, $8.1 million, and $8.3 million for 2006, 2005 and 2004, respectively. The depreciable lives of the Company’s fixed assets vary according to their estimated useful lives and generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment.

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

Other intangible assets include the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in November 2004. The Company uses the Bridgeport brand name on all of its machining center lines, and therefore, the asset has been determined to have an indefinite useful life.  No instances of impairment were noted on the Company’s goodwill and other intangible assets for the years ended December 31, 2006, 2005 and 2004. Footnote 3 provides a summary of goodwill and intangible assets segregated into amortizable and nonamortizable amounts.

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
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

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

The Company continues to maintain a full valuation allowance on the tax benefits of its U.S. net deferred tax assets and the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. The Company also maintains a valuation allowance on its U.K. deferred tax asset for minimum pension liabilities and maintains a valuation allowance on its Canadian deferred tax asset for net operating loss carryforwards. Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of its U.S. operations.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The Company’s provision for income taxes reflects a combination of income earned and taxed in the various U.S. federal and state, as well as Switzerland, U.K., Canada, Germany, China and Taiwan federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the Company’s change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Accordingly, these substantial judgment items impacted the effective tax rate for 2006.

Revenue Recognition

Revenue from product sales is generally recognized upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and the title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives and returns. Transfer of ownership and risk of loss are generally not contingent upon contractual customer acceptance. Prior to shipment, each machine is tested to ensure the machine’s compliance with standard operating specifications as listed in our promotional literature. On an exception basis where larger multiple machine installations are delivered which require run-offs and customer acceptance at their facility, revenue is recognized in the period of customer acceptance.

Revenue from extended warranties are deferred and recognized on a pro-rata basis across the term of the warranty contract.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

Shipping and Handling Costs

Shipping and handling cost are recorded as part of cost of goods sold.

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

These liabilities are reported in accrued expenses on the Company’s consolidated balance sheet.

Changes in the Company’s product warranty accrual are as follows:

	2006	2005
	(dollars in thousands)
Balance at beginning of period	$1,503	$1,449
Provisions for warranties	2,280	1,541
Warranties settlement costs	(1,912)	(1,333)
Other—currency translation impact	86	(154)
Balance at end of period	$1,957	$1,503

Research and Development Costs

The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $9.8 million, $9.1 million, and $7.9 million, in 2006, 2005, and 2004, respectively.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

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

Notes receivable:  At December 31, 2006 and 2005, the carrying value of these notes approximated the fair value.

Long-term debt:  The fair value of variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.

Interest rate swap and foreign currency swap agreement:  The fair value of the swap agreement is based on quoted market prices for similar instruments.

Related to the Company’s term loan, the Company entered into a cross-currency swap agreement and an interest rate swap agreement (see Note 4). At December 31, 2006, the fair market values of the currency swap and interest rate swap were liabilities of $2.2 million and $0.03 million, respectively. At December 31, 2005 the fair market values of the currency swap and interest rate swap were liabilities of $2.9 million and $0.1 million, respectively.

Derivative Financial Instruments

As a multinational Company, the Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect the Company’s results of operations and financial condition.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

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

At December 31, 2006 and 2005, the Company had notional principal amounts of approximately $2.2 million and $5.0 million, respectively, in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

Derivative instruments that are not qualifying hedges must be adjusted to fair value through earnings. If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Year Ended December 31,
	2006	2005	2004
	(in thousands except for per share amounts)
Net income	$13,950	$7,006	$4,392
Numerator for basic earnings per share	13,950	7,006	4,392
Numerator for diluted earnings per share	13,950	7,006	4,392
Denominator for basic earnings per share—weighted average shares	8,770	8,761	8,745
Effect of diluted securities:
restricted stock and stock options	39	61	28
Denominator for diluted earnings per share—adjusted weighted average shares	8,809	8,822	8,773
Basic earnings per share	$1.59	$0.80	$0.50
Diluted earnings per share	$1.58	$0.79	$0.50

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (FAS 123R), applying the modified prospective method. SFAS 123R requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. Under the modified prospective method the Company is required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding at the date of adoption. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, no compensation cost was recognized for fixed stock options prior to January 1, 2006 because the exercise price of the stock options equaled the market value of the Company’s common stock at the date of grant, which is the measurement date.

The Company did not issue any new stock options during the year ended December 31, 2006. In addition, all previously awarded stock option grants were fully vested at the date of the adoption of FAS 123R, therefore, the Company did not recognize any share-based compensation expense in 2006 based on stock options.

The Company did recognize share-based compensation expense in relation to restricted stock issued prior to January 1, 2006 and stock issued during 2006. During 2006, the Company awarded 3,000 additional shares of restricted stock with a value of $53,880, had 29,815 restricted shares vest with an intrinsic value of $0.5 million, and 23,935 restricted shares forfeited.  Amortization expense in 2006 for restricted stock was $0.3 million, offset by $0.1 million in forfeitures of previously amortized awards. There were a total of 143,000 restricted shares outstanding at December 31, 2006. The Company amortizes compensation

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.   Significant Accounting Policies (Continued)

expense for restricted stock over the vesting period of the grant. The compensation cost not yet recognized on these shares is $0.6 million, which will be amortized over a weighted average term of 2.8 years.

The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FAS 123 to stock-based employee compensation for the years ended December 31, 2005 and 2004:

	Proforma
	2005	2004
	(dollars in thousands, except for per share data)
Reported net income	$7,006	$4,392
Add: stock-based employee compensation (income) expense included in reported net income (loss), net of related tax effects	(51)	512
Deduct: total stock-based employee compensation (income) expense determined under fair value method for all awards, net of related tax effects	(59)	623
Pro forma net income	$7,014	$4,281
Earnings per share:
Basic—as reported	$0.80	$0.50
Basic—pro forma	$0.80	$0.49
Diluted—as reported	$0.79	$0.50
Diluted—pro forma	$0.80	$0.49

In 2005, the fair value of each employee option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used: risk-free rate of interest of 3.88%; dividend yield of 0.81%, with volatility of 0.342 and expected lives of 5 years.

The following characteristics apply to the Plan stock options that are fully vested, as of December 31, 2006:

Number of options outstanding that are currently exercisable	136,119
Weighted-average exercise price of options currently exercisable	$12.72
Aggregate intrinsic value of options currently exercisable	$478,115
Weighted-average contractual term of options currently exercisable	5.06 years

Additional information related to the Company’s Incentive Stock Plans is detailed in Note 6 of the Notes to Consolidated Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.    Significant Accounting Policies (Continued)

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

Reclassifications

Certain amounts from the prior years consolidated financial statements have been reclassified to conform to current year presentation.

2.   Inventories

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are as follows:

	December 31,
	2006	2005
	(in thousands)
Finished products	$61,389	$50,620
Work-in-process	32,061	33,333
Raw materials and purchased components	39,384	33,083
	$132,834	$117,036

3.   Goodwill and Intangibles

The changes in the carrying amount of goodwill are as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Balance at beginning of period	$17,699	$20,376
Currency translation adjustment	1,411	(2,677)
Balance at end of period	$19,110	$17,699

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

3.   Goodwill and Intangibles (Continued)

Intangible Assets

The major components of other intangible assets are as follows:

	December 31,
	2006	2005
	(dollars in thousands)
Amortizable intangible assets:
Patents, Bridgeport technical information and other items	$8,254	$3,075
Nonamortizable intangible assets:
Bridgeport name, trademarks & copyrights	6,623	6,648
	14,877	9,723
Less accumulated amortization	(3,028)	(2,285)
Other Intangible Assets, net	$11,849	$7,438

The Company’s intangible asset amortization expense for the years ended December 31, 2006 and 2005 was $0.7 million and $0.2 million. The estimated amortization expense on existing intangible assets for each of the next five years is approximately $0.7 million, $0.7 million, $0.7 million, $0.6 million, and $0.5 million, respectively. The estimated useful life ranges from five to ten years on the intangible assets.

4.   Financing Arrangements

Long-term debt consists of:

	December 31,
	2006	2005
	(in thousands)
Note payable under revolving loan agreements, with interest rate averaging 7.12% at December 31, 2006 and 6.13% at December 31, 2005.	$43,175	$30,875
Note payable, under term loan agreement, with an effective interest rate of 6.81% at December 31, 2006 and 5.99% at December 31, 2005.	20,400	25,200
Real estate secured loans payable under terms of various loan agreements with interest rate averaging 3.41% at December 31, 2006 and 2.98% at December 31, 2005.	9,761	7,236
	73,336	63,311
Less: current portion	(5,758)	(12,955)
	$67,578	$50,356

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

4.   Financing Arrangements (Continued)

Domestic:

In January 2005, the Company negotiated a revised loan agreement with a group of U.S. banks and amended the Company’s existing 2002 agreements. The amended agreement provided for a revolving loan facility allowing for borrowing of up to $40.0 million through January 2010 and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through March 2011. These loans were secured by substantially all of the Company’s domestic assets, other than real estate, and a pledge of 65% of the Company’s investment in its major subsidiaries. Interest charged on this debt was based on LIBOR plus a spread that varied depending on the Company’s debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.175% to 0.375%, based on the Company’s debt to EBITDA ratio, was payable on the unused portion of the revolving loan facility.

In December 2005, the Company executed an amendment to the loan agreement described above which provided the Company with an additional $20.0 million on the revolving loan facility. This amendment was a temporary facility and in June 2006 the expiration was extended to December 29, 2006. This amendment was arranged through the same bank group as the original facility discussed above. It also has the same security and similar financial covenants as provided under the loan agreements described above. At December 31, 2005, the outstanding balance on the amended revolving loan facility was $30.9 million. At December 31, 2005, the outstanding balance on the term loan was $25.2 million.

In November 2006, the Company executed its Second Amended and Restated Revolving Credit and Term Loan Agreement. The amendment increased the revolving loan facility from $40.0 million to $70.0 million with a portion of the increase used to pay off the temporary facility described above. This amendment also increased the permitted debt to EBITDA ratio for certain portions of the term of the facility, lowered the variable commitment fee and borrowing rates at certain debt to EBITDA ratios, and provided for permitted annual acquisitions up to a certain amount. Additionally, mandatory prepayment of the term loans upon equity issuance and the fixed charge coverage ratio were both eased. Other terms and conditions remain essentially the same as the prior agreement. At December 31, 2006, the outstanding balance on the amended revolving loan facility was $43.2 million. At December 31, 2006, the outstanding balance on the term loan was $20.4 million.

The Company entered into a cross-currency swap and an interest rate swap in association with the term loan. These swaps effectively converted the loan to a borrowing of Swiss francs with an effective interest rate of 5.48% at December 31, 2006 and 2005. The cross-currency swap has been designated as a hedge against the Company’s net investment in Hauser Tripet Tschudin (“HTT”). The interest rate swap effectively converts the floating interest rate to a fixed rate, with variance by year based on the Company’s spread over LIBOR. This swap was redesignated after the January 2005 term loan was established and acts as a hedge against $3.8 million and $8.6 million of the term loan at December 31, 2006 and 2005, respectively. The swap expires in March 2008.

Maturities of long-term debt under the long-term financing agreements in place are as follows for the years ended December 31 (in thousands):

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

4.   Financing Arrangements (Continued)

2007	$5,758
2008	8,628
2009	5,758
2010	48,933
2011	658
Thereafter	3,601

The Company has an $8.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. At December 31, 2006, the outstanding balance on this line was $0.6 million. There was no outstanding balance on this line at December 31, 2005. The agreement is negotiated annually and requires no commitment fee.

The Company maintains a $1.6 million standby letter of credit, which expires March 31, 2007, for potential liabilities pertaining to self-insured workers compensation exposure. This stand by letter of credit is renewed annually. Additionally, the Company had various bank guarantees totaling $4.2 million at December 31, 2006.

International:

The Company’s Kellenberger AG (“Kellenberger”) subsidiary maintains a loan agreement with a Swiss bank providing for borrowing of up to 7.5 million Swiss francs, which is equivalent to approximately $6.2 million at December 31, 2006. This agreement is secured by the real property owned by Kellenberger. At December 31, 2006, borrowings under this facility were $2.9 million. At December 31, 2005, borrowings under this facility were $5.7 million.

During 2005, Kellenberger entered into an amended unsecured overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which is equivalent to approximately $6.2 million at December 31, 2006. This replaced the previous overdraft facility that permitted borrowing of up to 6.5 million Swiss Francs. These lines provided for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2006 the outstanding balance under this facility was $0.3 million. At December 31, 2005, there were no borrowings outstanding under this facility.

The Company’s HTT subsidiary maintains a loan agreement with a Swiss bank providing for borrowings of up to 4.0 million Swiss Francs, which is equivalent to approximately $3.3 million at December 31, 2006. This agreement is secured by real property owned by HTT. There were no borrowings under this agreement at December 31, 2006. Borrowings under this agreement were $1.5 million at December 31, 2005.

HTT also maintains an unsecured overdraft facility with a commercial bank that permits borrowings of up to 8.8 million Swiss Francs, which is equivalent to approximately $7.2 million at December 31, 2006. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. Borrowings under these lines were $3.7 million and $2.3 million at December 31, 2006 and December 31, 2005 respectively.

The Company’s Hardinge Machine Tools, Ltd. subsidiary maintains an overdraft facility that allows for borrowing up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

4.   Financing Arrangements (Continued)

December 31, 2006. There were no borrowings under this facility at December 31, 2006 or 2005. Hardinge Machine Tool, Ltd. also has a mortgage agreement with total remaining loan balances of $1.6 million and $1.5 million, at December 31, 2006 and 2005, respectively.

In June 2006, the Company’s Taiwan subsidiary entered into a credit facility with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings up to 180.0 million New Taiwanese dollars which is equivalent to approximately $5.5 million. At December 31, 2006 borrowings under this agreement were $5.2 million. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the Company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

Consolidated:

The domestic and international credit facilities, along with other short-term credit agreements, provide for access of up to $128.8 million. The Company was in compliance with all financial covenants at December 31, 2006 and 2005. Based on the Company’s most restrictive covenants, the Company had actual additional borrowing availability of $37.0 million at December 31, 2006. Total consolidated outstanding borrowings at December 31, 2006 were $77.9 million.

Interest paid in 2006, 2005, and 2004 totaled $5.3 million, $4.2 million, and $2.3 million, respectively.

5.   Income Taxes

The Company’s pre-tax income for domestic and foreign sources is as follows:

	Year Ended December 31,
	2006	2005	2004
Domestic	$(1,290)	$(2,716)	$(4,259)
Foreign	19,806	14,561	14,626
Total	$18,516	$11,845	$10,367

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5.   Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$10,888	$6,848
State tax credit carryforwards	4,431	4,462
Postretirement benefits	953	2,359
Deferred employee benefits	1,937	1,463
Accrued pension	8,908	7,119
Inventory valuation	514	850
Currency and interest rate derivatives	1,138	2,317
Other	2,676	3,677
	31,445	29,095
Less valuation allowance	(26,239)	(21,608)
Total deferred tax assets	5,206	7,487
Deferred tax liabilities:
Tax over book depreciation	(5,224)	(7,107)
Inventory valuation	(2,116)	(2,237)
Other	(1,263)	(2,182)
Total deferred tax liabilities	(8,603)	(11,526)
Net deferred tax liabilities	$(3,397)	$(4,039)

In 2006, the valuation allowance increased by $3.3 million in the U.S., $0.5 million in Canada and $0.5 million in the U.K. In 2005, the valuation allowance increased by $0.3 million in the U.S. and was offset by a decrease of $0.4 million in the U.K.

At December 31, 2006 and 2005, the Company had state investment tax credits of $4.4 million and $4.5 million respectively, expiring at various dates through the year 2016. In addition, the Company has U.S. and state net operating loss carryforwards of $21.7 million and $57.0 million, respectively, which expire from 2021 through 2026. The Company also has foreign net operating loss carryforwards of $3.0 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5.   Income Taxes (Continued)

Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Current:
Federal and state	$—	$(410)	$—
Foreign	4,486	4,411	3,564
Total current	4,486	4,001	3,564
Deferred:
Federal and state	—	—	—
Foreign	80	(1,628)	(22)
Total deferred	80	(1,628)	(22)
	$4,566	$2,373	$3,542

There were no income tax refunds in 2006, 2005 or 2004. Income tax payments primarily related to foreign locations totaled $4.6 million, $4.1 million, and $2.6 million, in 2006, 2005, and 2004, respectively.

The following is a reconciliation of income tax expense (benefit) computed at the United States statutory rate to amounts shown in the Consolidated Statements of Income.

	2006	2005	2004
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	(9.9)	(9.3)	(13.8)
Effect of change in the enacted rate in Swiss jurisdiction	(3.7)	—	—
Increase in valuation allowance	2.6	1.5	12.9
Reduction in estimated liabilities	—	(8.2)	—
Other	0.7	1.0	0.1
	24.7%	20.0%	34.2%

Undistributed earnings of the foreign subsidiaries, which amounted to approximately $94.4 million at December 31, 2006, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.”  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48, and although the evaluation is not complete, the Company

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5.   Income Taxes (Continued)

does not expect it to have a material impact on its consolidated results of operations and financial condition.

6.   Incentive Stock Plans

The Company has a 1996 and 2002 Incentive Stock Plan. These Plans allow the Board of Directors to issue restricted stock, performance share awards, stock options and stock appreciation rights. Under the 2002 Plan, an aggregate of 450,000 shares of common stock can be awarded. Under the 1996 Plan, no additional shares can be awarded.

Certain officers and key employees were awarded a total of 3,000, 46,000, and 3,375 restricted shares of common stock during 2006, 2005 and 2004, respectively. During 2006, restrictions on 29,815 shares from the Plan were released and 23,935 shares were forfeited. During 2005, 53,000 shares were forfeited and during 2004, restrictions on 94,550 shares from the Plan were released and 2,000 shares were forfeited.

A total of 143,000 and 193,750 restricted shares of common stock were outstanding under the plans at December 31, 2006 and December 31, 2005, respectively. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

Deferred compensation associated with these restricted stock awards is measured by the market value of the stock on the date of grant and totaled $0.1 million, $0.7 million, and $0.1 million, related to awards in 2006, 2005, and 2004, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to eight years. The unamortized deferred compensation at December 31, 2006 totaled $0.6 million, and is included in additional paid in capital as a reduction of shareholders’ equity. At December 31, 2005 and 2004, the unamortized deferred compensation was $1.0 million and was included in deferred employee benefits as a reduction to shareholders’ equity.

A summary of the stock option activity under the Incentive Stock Plans is as follows:

	2006	2005	2004
Options at beginning of period	184,288	235,918	234,000
Options granted	—	4,500	5,250
Weighted average grant price per share	—	$14.80	$12.08
Market value per share at date of grant	—	$14.80	$12.08
Options canceled or forfeited	(41,917)	(27,083)	(2,000)
Weighted average price per share	$17.27	$12.69	$7.81
Options exercised	(6,252)	(29,047)	(1,332)
Weighted average price per share	$9.00	$9.51	$7.81
Options at end of period	136,119	184,288	235,918

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $1.0 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

6.   Incentive Stock Plans (Continued)

The following table summarizes information about the exercisable stock options outstanding as of December 31, 2006:

Range of exercise prices	Number Outstanding at 12/31/06	Weighted average remaining life in years	Weighted average exercise price	Number Exercisable 12/31/06	Weighted average exercise price
$6.71 to $7.81	48,369	7.0	$7.72	48,369	$7.72
$10.50 to $14.80	51,000	6.4	$12.64	51,000	$12.64
$17.44 to $25.67	36,750	0.6	$19.41	36,750	$19.41
Total	136,119	5.1	$12.72	136,119	$12.72

The aggregate intrinsic value of exercisable options as of December 31, 2006 was $0.5 million.

7.   Industry Segment and Foreign Operations

The Company operates in one business segment - industrial machine tools. Domestic and foreign operations consist of:

	Year ended December 31,
	2006			2005			2004
	North		Asia/	North		Asia/	North		Asia/
	America	Europe	Other	America	Europe	Other	America	Europe	Other
	(in thousands)
Sales
Domestic	$124,403	$124,507	$38,598	$112,576	$115,349	$32,302	$96,552	$87,971	$26,531
Export	25,959	43,413	33,846	23,515	37,386	22,713	24,838	19,002	24,287
	150,362	167,920	72,444	136,091	152,735	55,015	121,390	106,973	50,818
Less interarea eliminations	17,521	13,261	33,323	17,026	10,911	25,979	15,229	7,811	24,087
Total Net Sales	$132,841	$154,659	$39,121	$119,065	$141,824	$29,036	$106,161	$99,162	$26,731
Identifiable Assets	$135,295	$154,402	$40,963	$128,630	$137,080	$34,566	$127,677	$133,813	$24,821

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

No single customer accounted for more than 5% of consolidated sales in 2006. In 2005, one customer accounted for approximately 6% of consolidated sales. No single customer accounted for more than 5% of consolidated sales in 2004.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

7.   Industry Segment and Foreign Operations (Continued)

The foreign countries which represented the highest percentages of the Company’s 2006 worldwide sales, and the corresponding 2005 and 2004 percentages were:

	2006	2005	2004
Germany	13.9%	12.1%	13.9%
China	11.8%	11.4%	12.3%
England	7.8%	8.1%	6.9%

8.   Joint Ventures

On December 27, 2005, the Company entered into a Share Purchase Agreement with a group of selling shareholders pursuant to which those selling shareholders agreed to sell their shares in Hardinge Taiwan Limited (“Hardinge Taiwan”) to the Company. Pursuant to a Joint Venture Agreement dated March 16, 1999, the Company owned 51% of Hardinge Taiwan and the Selling Shareholders owned 49% of Hardinge Taiwan. The Company now owns 100% of Hardinge Taiwan, making it a wholly owned subsidiary of the Company.

The purchase price of the shares was NT$298.8 million, which was equivalent to approximately $9.0 million at December 27, 2005. The purchase price was primarily recorded against the liability for equity of minority interest on the balance sheet. The purchase price was subject to adjustment based on the final audited balance sheet of Hardinge Taiwan as of December 31, 2005. Based on the final audited balance sheet of Hardinge Taiwan, the purchase price was adjusted by a NT$3.9 million increase, which was equivalent to approximately $0.1 million and was paid in March 2006.

On December 27, 2005, Hardinge Taiwan entered into a Share Purchase Agreement with U-Sung Co. Ltd. (“U-Sung), a company in the Republic of China pursuant to which Hardinge Taiwan purchased 100% of the shares of U-Sung. U-Sung owns the land and building in Nan Tou City, Taiwan, Republic of China that is occupied and leased by Hardinge Taiwan. The purchase price of U-Sung was NT$234.8 million, which was the equivalent to approximately $7.0 million, and substantially reflects the fair market value of the land and building acquired. No goodwill was recorded. Under an operating lease agreement, Hardinge Taiwan previously paid rent to U-Sung. Rent expense under that lease was $0.9 million and $0.6 million during the years ended December 31, 2005, and 2004, respectively. Hardinge Taiwan now owns U-Sung so any rent expense or income would be eliminated in their consolidation.

The purchase price was comprised of the purchase of the shares in the amount of NT$132.7 million, which was equivalent to approximately $4.0 million at December 31, 2005 and the repayment of U-Sung loans in the amount of NT$102.1 million, which was equivalent to approximately $3.0 million at December 31, 2005. Per the terms of the Agreement, 30% was paid at closing. This amounted to NT$70.5 million, which was equivalent to approximately $2.1 million. The remaining 70% which was NT$164.3 million, which is equivalent to approximately $5.0 million, was paid in March 2006.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

9.   Shareholders’ Equity

Common Stock

During September 2006, the Securities and Exchange Commission declared the Company’s shelf registration statement on Form S-3 effective, registering $50 million of the Company’s common stock. The filing of this shelf registration statement could facilitate the Company’s ability to raise capital, should the Company decide to do so, in the future. The amount, price and other terms of the common stock will be determined at the time of any particular transaction.

Treasury Shares

The number of shares of common stock in treasury was as follows:

	2006	2005	2004
Shares—beginning of year	1,063,287	1,090,941	1,062,143
Shares distributed/exercised	(16,767)	(84,034)	(13,737)
Shares purchased	12,662	3,380	40,535
Shares forfeited	23,935	53,000	2,000
Shares—end of year	1,083,117	1,063,287	1,090,941

10.   Employee Benefits

Pension and Postretirement Plans

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158)”. FAS 158 requires an employer to recognize the funded status of each defined benefit post employment plan on the balance sheet. The funded status of all overfunded plans is aggregated and recognized as a non-current asset on the balance sheet. The funded status of all underfunded plans is aggregated and recognized as a current liability, a non-current liability, or a combination of both on the balance sheet. A current liability is the amount by which the benefit obligation payable in the next 12 months exceeds the fair value of plan assets, and is determined on a plan-by-plan basis. SFAS 158 also requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date. All of the plans consolidated within this disclosure already comply with the December 31, 2006 measurement date except for the U.S. Pension Plan.

The Company early adopted this requirement and changed the measurement date for the Company’s domestic Pension Plan from September 30, 2006 to December 31, 2006. The 2006 net periodic benefit cost was determined using the alternative transition method outlined in paragraph 19 of SFAS 158. Under this approach, the 2006 periodic benefit cost was set equal to twelve-fifteenths of the net periodic benefit cost determined for the period October 1, 2005 through December 31, 2006. The remaining three-fifteenths of the net periodic benefit cost for the period October 1, 2005 through December 31, 2006 was charged as a $0.5 million reduction to retained earnings. This measurement date change resulted in a liability reduction of $2.2 million. Additionally, SFAS 158 requires an employer to recognize changes in the funded status of a defined benefit post employment plan in the year in which the change occurs. FAS 158 was effective for the Company as of December 31, 2006. The incremental effect of applying FAS 158 to the Company’s

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

Consolidated Balance Sheet as of December 31, 2006 was to increase retirement-related liabilities by $13.1 million, non-current deferred tax assets by $1.2 million, and to decrease accumulated other comprehensive income (loss) by $11.9 million.

In the past the Company has accounted for the pension plans and postretirement benefits in accordance with SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The following disclosures related to the pension and postretirement benefits are presented in accordance with SFAS No. 132 “Employers’ Disclosures About Pensions and Other Postretirement Benefits”. The information for 2006 and 2005 reflects the actuarial valuation for the U.S. and foreign pension plans.

The Company provides a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The Plan bases benefits upon both years of service and earnings. The Company’s policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. The amount to be funded is subject to annual review by management and the Company’s consulting actuary. For each of the Company’s foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Also, each of these plans requires employee and employer contributions except Hardinge Taiwan, which requires only employer contributions.

Domestic employees hired after March 1, 2004 will have retirement benefits under the Company’s 401k defined contribution plan. After one year of service, the Company will contribute 4% of the employee’s pay and will further match, at a rate of 25%, the employee’s contributions up to 4% of their salary. Those employees, as well as domestic employees hired prior to March 1, 2004, are eligible to contribute additional funds to the plan for which there is no required Company match. There were no Company contributions to the plan during 2004, as the one-year anniversary of the inception date of the plan for new employees had not occurred. The Company made contributions of $0.1 million and less than $0.1 million in 2006 and 2005, respectively.

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

Under the terms of the retiree health plan, all increases in cost of the plan after 2001 are paid by the participants. Therefore, the rate of healthcare cost increases would not have affected the service cost and interest cost for 2006, 2005, and 2004 and does not affect the accumulated postretirement benefit obligation for any years after 2001.

Effective January 1, 2006, the premium for Elmira-area Medicare-eligible retirees is paid directly by the covered retirees. As a result, the Company no longer has a liability related to this group. This change decreased the accumulated post-retirement benefit obligation at December 31, 2005 by $3.7 million. This change was accounted for as a prior service cost.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 5.75% and 5.50% at December 31, 2006 and 2005, respectively. The change in the discount rate decreased the accumulated postretirement benefit obligation as of December 31, 2006 by less than $0.1 million.

A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
	(in thousands)			(in thousands)
Service cost	$3,643	$2,989	$3,084	$33	$81	$79
Interest cost	7,590	7,454	7,475	155	360	380
Expected return on plan assets	(9,229)	(8,992)	(8,512)	—	—	—
Amortization of prior service cost	(138)	(138)	36	(505)	(24)	(24)
Amortization of transition asset	(365)	(366)	(367)	—	—	—
Amortization of loss	1,009	666	190	42	5	—
Net periodic benefit cost	$2,510	$1,613	$1,906	$(275)	$422	$435

The net periodic benefit cost for the foreign pension plans included in the amounts above was $0.5 million, $0.4 million, and $0.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

A summary of the Pension and Postretirement Plans’ funded status and amounts recognized in the Company’s consolidated balance sheets is as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$163,016	$158,131	$2,948	$6,491
Service cost	3,643	2,989	33	81
Interest cost	7,590	7,454	155	360
Plan participants’ contributions	1,827	1,553	601	831
Amendments	—	(83)	—	(3,715)
Adjustment due to change in measurement date	1,791	—	—	—
Actuarial loss (gain)	2,594	8,846	(422)	96
Foreign currency impact	6,406	(9,384)	—	—
Benefits paid	(10,625)	(6,490)	(720)	(1,196)
Benefit obligation at end of period	176,242	163,016	2,595	2,948
Change in plan assets:
Fair value of plan assets at beginning of period	130,910	132,369	—	—
Actual return on plan assets	17,848	9,282	—	—
Employer contribution	4,430	2,667	119	365
Adjustment due to change in measurement date	1,435	—	—	—
Plan participants’ contributions	1,827	1,553	601	831
Foreign currency impact	5,400	(8,471)	—	—
Benefits paid	(10,509)	(6,490)	(720)	(1,196)
Fair value of plan assets at end period	151,341	130,910	—	—
Reconciliation of funded status:
Funded status	(24,901)	(32,106)	(2,595)	(2,948)
Unrecognized net actuarial loss	28,891	34,708	335	798
Unrecognized transition (asset)	(2,278)	(2,547)	—	—
Unrecognized prior service cost	(1,548)	(1,645)	(3,330)	(3,835)
Net amount recognized	$164	$(1,590)	$(5,590)	$(5,985)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Amounts recognized in the Company’s balance sheet consist of:
Prepaid benefit cost	$1,913	$1,155	$—	$—
Accrued benefit liability	(26,814)	(22,105)	(2,595)	(5,985)
Intangible asset	—	247	—	—
Accumulated other comprehensive loss	25,065	19,113	(2,995)	—
Net amount recognized	$164	$(1,590)	$(5,590)	$(5,985)

The projected benefit obligation for the foreign pension plans included in the amounts above was $82.5 million and $71.8 million at December 31, 2006 and 2005, respectively. The plan assets for the foreign pension plans included above was $75.0 million and $63.4 million at December 31, 2006 and 2005, respectively.

Prepaid benefit cost is included in other assets on the balance sheet.

The accumulated benefit obligation is $161.6 million and $151.6 million at December 31, 2006 and 2005, respectively.

For Company pension plans, the projected benefit obligations in excess of plan assets is as follows:

	Pension Benefits
	December 31,
	2006	2005
	(in thousands)
Projected benefit obligations	$171,793	$163,016
Plan assets	144,979	130,910
Excess of projected benefit obligations over plan assets	$26,814	$32,106

For Company pension plans, the accumulated benefit obligations in excess of plan assets is as follows:

	Pension Benefits
	December 31,
	2006	2005
	(in thousands)
Accumulated benefit obligations	$124,920	$118,430
Plan assets	111,865	97,431
Excess of accumulated benefit obligations over plan assets	$13,055	$20,999

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158) requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date. All of the plans consolidated within this disclosure already comply with the December 31, 2006 measurement date except for the U.S. Pension Plan. The Company early adopted this requirement and changed the

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

measurement date for the Company’s domestic Pension Plan from September 30, 2006 to December 31, 2006. The 2006 net periodic benefit cost was determined using the alternative transition method outlined in paragraph 19 of SFAS 158. Under this approach, the 2006 periodic benefit cost was set equal to twelve-fifteenths of the net periodic benefit cost determined for the period October 1, 2005 through December 31, 2006. The remaining three-fifteenths of the net periodic benefit cost for the period October 1, 2005 through December 31, 2006 was charged as a $0.5 million reduction to retained earnings. This measurement date change resulted in a liability reduction of $2.2 million.

Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
For the domestic pension plan:
Assumptions at October 1, 2004 and January 1, for 2006
Discount rate	5.85%	6.00%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions at January 1,
Discount rate	3.25%	3.80%	5.50%	5.75%
Expected return on plan assets	4.94%	5.28%	N/A	N/A
Rate of compensation increase	2.77%	2.70%	N/A	N/A

Actuarial assumptions used to determine pension obligations and other postretirement obligations include.

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005
For the domestic pension plan:
Assumptions as of September 30, 2005 and December 31, 2006
Discount rate	6.02%	5.85%
Rate of compensation increase	3.50%	3.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions as of December 31,
Discount rate	3.25%	3.41%	5.75%	5.50%
Rate of compensation increase	2.76%	2.73%	N/A	N/A

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

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

SFAS No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity called accumulated other comprehensive income. The adjustment in the minimum pension liability for 2006 was ($8.9) million (($8.8) million net of tax). An additional minimum liability adjustment of $5.3 million ($4.8 million, net of tax) was recorded in 2005.

Plan Assets

The Company’s pension plan weighted-average asset allocations at December 31, 2006 and December 31, 2005, by asset category are as follows:

	Domestic Plan Assets		Foreign Plan Assets
	December 31,		December 31,
	2006	2005	2006	2005
Asset Category
Equity securities	60%	55%	43%	38%
Hardinge Inc. stock	4%	7%	0%	0%
Debt securities	30%	28%	43%	46%
Cash and equivalents	6%	8%	1%	1%
Other	0%	2%	13%	15%
	100%	100%	100%	100%

Domestic pension plan assets include 205,386 and 273,986 shares of the Company’s common stock valued at approximately $3.1 million and $4.7 million at December 31, 2006 and 2005, respectively. Dividends paid on those shares were less than $0.1 million for the years ended December 31, 2006 and 2005, respectively. The remaining domestic plan assets consisted of United States Government securities, corporate bonds and notes, and other common stocks.

Investment Policies and Strategies

For the United States defined benefit plan, as of December 31, 2006 and 2005, the fair value of plan assets included 64% and 62% of equity securities and 36% and 38% of debt securities, respectively. The

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

plan targets an asset allocation of 60-70% equity securities and 30-40% debt securities. The plan’s expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

Given the relatively long horizon of the Company’s aggregate obligation, its investment strategy is to improve and maintain the funded status of its U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. The Company manages this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.

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

The Company’s funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of the defined benefit plans maintained by the Company, the U.S. plan covering the parent company is the largest plan. The contributions to the U.S. defined benefit plan for the year ended December 31, 2006 totaled $2.4 million.

Cash flows

Contributions

The expected contributions to be paid during the year ending December 31, 2007 to the domestic defined benefit plan are approximately $1.5 million. The Company also provides defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2007 to the foreign defined benefit plans are $2.2 million. For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2007	$7,241	$181
2008	7,577	181
2009	7,311	184
2010	8,118	189
2011	8,791	205
Years 2012 - 2016	50,739	1,088

Retirement Savings Plan

The Company maintains a 401(k) plan that covers all eligible domestic employees of the Company subject to minimum employment period requirements. In addition to the contribution provisions described previously for employees hired after March 1, 2004, provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. The Company contributed $0 in 2006, 2005, and 2004 respectively. Management has the ability to reinstate a matching contribution at any future date. The Company may also contribute a discretionary contribution to the plan to be distributed among all participants.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

10.   Employee Benefits (Continued)

operations for these are not material. The foreign entities with defined benefit plans are included in the consolidated pension plan described earlier within this Employee Benefits Note.

11.   Accumulated Other Comprehensive Income (Loss)

The components of other comprehensive (loss) income, net of tax, in the Consolidated Balance Sheets are as follows:

	Accumulated balances at
	December 31,
	2006	2005
	(in thousands)
Accumulated Other Comprehensive (Loss) Income:
Minimum Pension liability (net of tax of $4,041 and $4,122 in 2006 and 2005, respectively)	$(6,191)	$(14,991)
Implementation of SFAS 158 on Retirement related Plans (net of tax of $1,181 in 2006)	(11,944)	—
Foreign currency translation adjustments	15,660	5,896
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $642 in 2006 and $570 in 2005)	587	635
Net investment hedges (net of tax of $715 in 2006 and $715 in 2005)	(3,365)	(2,569)
Accumulated Other Comprehensive (Loss)	$(5,253)	$(11,029)

SFAS No. 87 requires that an additional pension liability be recorded to the extent that an unfunded accumulated benefit obligation exceeds the accrued pension liability. If an additional liability is recognized, an employer may also recognize an intangible asset, equal to the unrecognized prior service cost and transition obligation at the date of measurement, as an offset. The excess, if any, of the minimum liability adjustment over the intangible asset is reported as a reduction in shareholder equity as accumulated other comprehensive income. At December 31, 2006, the accumulated additional minimum liability adjustment was $6.2 million ($10.2 million net of tax of $4.0 million). At December 31, 2005, the accumulated additional minimum liability adjustment was $15.0 million ($19.1 million net of tax of $4.1 million). The net change in the consolidated minimum pension liability for 2006 and 2005 was ($8.8) million and $4.8 million, respectively.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158)”. FAS 158 requires an employer to recognize the funded status of each defined benefit post employment plan on the balance sheet. The funded status of all overfunded plans is aggregated and recognized as a non-current asset on the balance sheet. The funded status of all underfunded plans is aggregated and recognized as a current liability, a non-current liability, or a combination of both on the balance sheet. Additionally, SFAS 158 requires an employer to recognize changes in the funded status of a defined benefit post employment plan in the year in which the change occurs. FAS 158 was effective for the Company as of December 31, 2006. The incremental effect of applying FAS 158 to the Company’s Consolidated Balance Sheet as of December 31, 2006 was to increase

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

11.   Accumulated Other Comprehensive Income (Loss) (Continued)

non-current deferred tax assets by $1.2 million and retirement-related liabilities by $13.1 million and to increase accumulated other comprehensive (loss) by $11.9 million.

For the year ended December 31, 2006, accumulated other comprehensive income included $8.6 million due to the reduced value of the U.S. dollar relative to the Swiss franc, EC euro, U.K. pound sterling, New Taiwanese dollar and Chinese renminbi. These currency rate changes raised the net dollar value of the assets and liabilities of the Company’s two Swiss subsidiaries by $6.8 million, the UK subsidiary by $0.9 million and had lesser similar effects on the Company’s subsidiaries in Taiwan, Germany, and China.

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

12.   New Accounting Standards

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4” (SFAS 151). This statement amends ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material impact on the consolidated financial statements of the Company.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which required the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective transition method, which requires that compensation cost be recognized in the financial statements for all awards granted after the date of adoption as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated. All periods presented prior to January 1, 2006 were accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, no compensation cost was recognized for fixed stock options prior to January 1, 2006 because the exercise price of the stock options equaled the market value of the Company’s common stock at the date of grant, which is the measurement date. The Company did not issue any new stock options during the year ended December 31, 2006. In addition, all previously awarded stock option grants were fully vested at the date of the adoption of FAS 123R, therefore, the Company did not recognize any share-based compensation expense in 2006 based on stock options. See Note 1 to the Consolidated Financial Statements for more information regarding the implementation of SFAS 123R.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

12.   New Accounting Standards (Continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 “Accounting for Income Taxes.” FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of FIN 48, and although the evaluation is not complete, the Company does not expect FIN 48 to have a significant impact on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of each defined benefit post employment plan on the balance sheet. The funded status of all overfunded plans are aggregated and recognized as a non-current asset on the balance sheet. The funded status of all underfunded plans are aggregated and recognized as a current liability, a non-current liability, or a combination of both on the balance sheet. A current liability is the amount by which the actuarial present value of benefits included in the benefit obligation payable in the next 12 months exceeds the fair value of plan assets, and is determined on a plan-by-plan basis. SFAS 158 also requires the measurement date of a plan’s assets and its obligations to be the employer’s fiscal year-end date. All of the plans consolidated within this disclosure already comply with the December 31, 2006 measurement date except for the U.S. Pension Plan. The Company early adopted this requirement and changed the measurement date for the Company’s domestic Pension Plan from September 30, 2006 to December 31, 2006. The 2006 net periodic benefit cost was determined using the alternative transition method outlined in paragraph 19 of SFAS 158. Under this approach, the 2006 periodic benefit cost was set equal to twelve-fifteenths of the net periodic benefit cost determined for the period October 1, 2005 through December 31, 2006. The remaining three-fifteenths of the net periodic benefit cost for the period October 1, 2005 through December 31, 2006 was charged as a $0.5 million reduction to retained earnings. This measurement date change resulted in a liability reduction of $2.2 million. Additionally, SFAS 158 requires an employer to recognize changes in the funded status of a defined benefit post employment plan in the year in which the change occurs. SFAS 158 is effective for the Company as of December 31, 2006. The incremental effect of applying FAS 158 to the Company’s Consolidated Balance Sheet as of December 31, 2006 was to increase non-current deferred tax assets by $1.2 million and retirement-related liabilities by $13.1 million and to increase accumulated other comprehensive (loss) by $11.9 million. See Note 10 to the Consolidated Financial Statements for more information regarding the implementation of SFAS 158.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

13.   Quarterly Financial Information (Unaudited)

Summarized quarterly financial information for 2006 and 2005 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2006
Net sales	$75,436	$78,518	$79,243	$93,424
Gross profit	22,903	23,586	24,014	29,648
Income from operations	3,642	5,307	5,757	8,391
Net income	1,947	3,007	2,761	6,235
Basic earnings per share:
Weighted average shares outstanding	8,767	8,765	8,771	8,780
Earnings per share	$0.22	$0.34	$0.31	$0.71
Diluted earnings per share:
Weighted average shares outstanding	8,800	8,807	8,806	8,811
Earnings per share	$0.22	$0.34	$0.31	$0.71

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2005
Net sales	$68,048	$73,527	$69,845	$78,505
Gross profit	21,114	23,497	19,660	26,012
Income from operations	3,638	5,383	3,218	3,321
Net income	1,864	2,455	810	1,877
Basic earnings per share:
Weighted average shares outstanding	8,749	8,767	8,761	8,767
Earnings per share	$0.21	$0.28	$0.09	$0.21
Diluted earnings per share:
Weighted average shares outstanding	8,838	8,829	8,810	8,824
Earnings per share	$0.21	$0.28	$0.09	$0.21

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

The Company leases space for some of its manufacturing, sales and service operations with lease terms up to 20 years and uses certain data processing equipment under lease agreements expiring at

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

14.   Commitments and Contingencies (Continued)

various dates. Rent expense under these leases totaled $2.2 million, $3.0 million, and $2.0 million, during the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

2007	$1,750
2008	889
2009	629
2010	505
2011	372
Thereafter	824
Total	$4,969

The Company has entered into written employment contracts with certain of its executive officers and certain other management personnel. The term of the employment agreements range from six months to two years, and in some cases the agreement contains an automatic, successive one-year extension unless either party provides the other with 60 days prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer’s employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment.

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

In particular, the Company’s New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination. The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study for the Koppers Pond portion of the Kentucky Avenue Wellfield site. The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Well Field Superfund site, including releases into and in the vicinity of the Koppers Pond (the “Pond”). The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

A substantial portion of the Pond is located on the Company’s property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., have agreed to voluntarily participate in the Remedial

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

14.   Commitments and Contingencies (Continued)

Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS has been estimated to be between $250,000 and $800,000. The PRPs are currently developing the model for the RI/FS with the consultant that they have retained.

Until receipt of this notice, the Company had never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site. Environmental sampling on the Company’s property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that the Company’s property is contributing to the contamination. Since the RI/FS has not commenced, the Company has not established a reserve for any potential costs relating to this site, as it is too early in the process to determine the Company’s responsibility as well as to estimate any potential costs to remediate. The Company did notify all appropriate insurance carriers and is actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

15.   Related Party Transactions

In the normal course of business, the Company retains a law firm of which a Company director and his spouse are partners, for various legal matters involving corporate, employee benefit, collections, and environmental law. The Company paid the law firm $0.3 million, $0.2 million, and $0.2 million during the years ended December 31, 2006, 2005, and 2004, respectively.

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

The Company’s Taiwan subsidiary, Hardinge Taiwan, leased its facility from U-Sung. The shareholders of U-Sung were also minority shareholders in Hardinge Taiwan. Under this operating lease agreement, rent expense was $0.9 million, and $0.6 million during the years ended December 31, 2005 and 2004, respectively. Hardinge Taiwan purchased U-Sung in December of 2005.

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

Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

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

(b) Attestation Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Hardinge Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Hardinge Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Hardinge Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Hardinge Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Hardinge Inc. and Subsidiaries and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Buffalo, New York
March 15, 2007

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 30, 2007. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
J. Patrick Ervin	49	1996

Chairman of the Board, Chief Executive Officer and President since January, 2003; President and Chief Executive Officer May 2001-December 2002; President and Chief Operating Officer, April 2000—April 2001: Executive Vice President—Operations, August 1998—March 2000; Senior Vice President of Operations, Mfg., Eng. and Marketing, April 1998—July 1998; Vice President—Sales & Marketing 1996—March 1998; General Manager, Machine Tool Operations in 1996; Director, Sales & Marketing 1992-1996; Director of Materials & Purchasing 1990-1992; Superintendent, Machine Operations 1989-1990, Various other Company positions 1978-1989.

Charles R. Trego, Jr.	56	2005

Senior Vice President and Chief Financial Officer since October 2005; Chief Financial Officer and Treasurer, Latham International, August 2003—September 2005; Executive Vice President and Chief Financial Officer, Rich Products Corporation, 1989-2003.

Douglas C. Tifft	52	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998-1999; Vice President—Employee Relations since 1988. Various other Company positions 1978-1988.

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

ITEM 11.—EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 30, 2007.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 30, 2007.

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

The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 30, 2007.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated by reference from the Registrant’s proxy statement to be filed with the Commission on or about March 30, 2007.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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
	(2)

Financial Statement Schedules: The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

		Schedule II—Valuation and Qualifying Accounts
	(3)	Exhibits: Exhibits filed as part of this Report: See (c) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item		Description
3.1	-

Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

3.2	-	By-Laws of Hardinge Inc. as amended November 19, 1996, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.
3.3	-	Amendment to the By-Laws of Hardinge Inc. dated February 22, 2000 incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.
3.4	-

Amendment to the By-Laws of Hardinge Inc. dated September 28, 2004 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004.

3.5	-

Amendment to the By-Laws of Hardinge Inc. dated March 3, 2005 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2005.

3.6	-

Amendment to the By-Laws of Hardinge Inc. dated August 8, 2005 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005.

3.7	-

Amendment to the By-Laws of Hardinge Inc. dated March 21, 2006 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.

3.8	-	Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant’s Form 10, effective June 29, 1987.
3.9	-

Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

3.10	-

Form of Rights Agreement, dated as of May 16, 1995, between Hardinge Inc. and American Stock Transfer and Trust Company, incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 23, 1995.

3.11	-

Amended Form of Rights Agreement, dated as of August 25,1997 between Hardinge Inc. and Fifth Third Bank, incorporated by reference from the Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on September 29, 1997.

3.12	-

Substitution of Successor Rights Agent and Amendment No. 2 to the Rights Agreement dated August 25, 2003, between Hardinge Inc. and Computershare Investor Services LLC incorporated by reference from the Registrant’s Registration Statement on Form 8-A/A filed with the Securities and Exchange Commission on May 18, 2004.

3.13	-	Securities Registration Statement incorporated by reference from the Registrant’s Form S-3 (No. 333-115595).
10.1	-

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

10.2	-

Amendment Number Three dated December 22, 2005 to the Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger, JP Morgan Chase Bank, N.A. as Syndication Agent, and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005.

10.3	-

Amendment Number Four dated June 7, 2006 to the Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger, JP Morgan Chase Bank, N.A. as Syndication Agent, and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2006.

10.4	-

Second Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the Banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger and JPMorgan Chase Bank, N.A. as Syndication Agent and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005 and second amended and restated as of November 21, 2006 incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006.

10.5	-

$8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated February 8, 2001, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

10.6	-

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

10.7	-

Alliance Agreement entered into as of November 3, 2004 by and among Hardinge Inc., BPT IP, LLC, a Delaware limited liability company, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

-

Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted information is indicated in the exhibit with asterisks (*****).

10.8	-

Asset Purchase Agreement dated November 3, 2004 by and between BPT IP LLC and Hardinge Inc. incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10.9	-

Share Purchase agreement dated December 27, 2005 to acquire the 49% minority interest of Hardinge Taiwan Limited by and among Hardinge Inc. and  Mr. Jih-Ming Yang. Ms. Shain Wu, Mr. Paul Ling and Ms. J.R, Ho, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006.

10.10	-

Share Purchase agreement dated December 27, 2005 by and among Hardinge Taiwan Limited. and  the shareholders of U-Sung Co, Ltd Mr. Gordon G.R. Yang, Ms Yang Lin, Hseuh-O and Mr. Mon How Wu incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006.

10.11	-	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 33-65049).
*10.12	-	The 2002 Hardinge Inc. Incentive Stock Plan, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
*10.13	-

The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant’s Form Quarterly Report on 10-Q for the quarter ended June 30, 1996.

*10.14	-	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.
*10.15	-	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006.
*10.16	-	Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
*10.17	-	Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
*10.18	-	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant’s Registration Statement on Form S-2 (No. 33-91644).

Item		Description
*10.19	-	Employment Agreement with Douglas Rich effective April 1, 2001, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
*10.20	-

Employment Agreement with Charles R. Trego, Jr. effective October 31, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

*10.21	-	Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1993.
*10.22	-	Hardinge Inc. Executive Supplemental Pension Plan as Amended December 13, 2004, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
*10.23	-

Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.

*10.24	-	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant’s Registration Statement on Form S-2 (No. 33-91644).
14	-	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company’s website at www.hardinge.com.
21	-	Subsidiaries of the Company.
23	-	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Management Contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a)                             Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beg. of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
(dollars in thousands)
Year ended December 31, 2006:
Allowance for Bad Debts	$4,990	$770	$34	1	$3,263	2	$2,531
Valuation allowance for Deferred Taxes	21,608	6,751	(2,212)		(92)	3	26,239
Total	$26,598	$7,521	$(2,178)		$3,171		$28,770
Year ended December 31, 2005:
Allowance for Bad Debts	$3,691	$2,162	$(116)	1	$747	2	$4,990
Valuation allowance for Deferred Taxes	21,743	679	(309)		505	3	21,608
Total	$25,434	$2,841	$(425)		$1,252		$26,598
Year ended December 31, 2004:
Allowance for Bad Debts	$4,150	$734	$70	1	$1,263	2	$3,691
Valuation allowance for Deferred Taxes	20,993				(750)	3	21,743
Total	$25,143	$734	$70		$513		$25,434

1.                 Currency translation for balances recorded in foreign currencies, charged to Cumulative Translation Adjustment.

2.                 Uncollectable accounts written off, net of recoveries.

3.                 See Note 5 to the Financial Statements for further details.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC.
(Registrant)
March 9, 2007	/s/ J. PATRICK ERVIN
J. Patrick Ervin
Chairman of the Board, President, and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2007	/s/ CHARLES R. TREGO, JR.
Charles R. Trego, Jr.
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
March 9, 2007	/s/ EDWARD J. GAIO
Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)
March 9, 2007	/s/ DANIEL J. BURKE
Daniel J. Burke
Director
March 9, 2007	/s/ DOUGLAS A. GREENLEE
Douglas A. Greenlee
Director
March 9, 2007	/s/ J. PHILIP HUNTER
J. Philip Hunter
Director and Secretary
March 9, 2007	/s/ JOHN J. PERROTTI
John J. Perrotti
Director
March 9, 2007	/s/ MITCHELL I. QUAIN
Mitchell I. Quain
Director
March 9, 2007	/s/ KYLE H. SEYMOUR
Kyle H. Seymour
Director