Form 10-Q
period 2007-03-31
HARDINGE INC
filed 2007-05-10
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of March 31, 2007 there were 8,890,859 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.      Financial Statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash	$15,402	$6,762
Accounts receivable, net	72,783	73,149
Notes receivable, net	4,037	4,930
Inventories, net	140,431	132,834
Deferred income taxes	741	747
Prepaid expenses	9,167	9,216
Total current assets	242,561	227,638

Property, plant and equipment:
Property, plant and equipment	177,025	176,754
Less accumulated depreciation	114,656	112,702
Net property, plant and equipment	62,369	64,052

Other assets:
Notes receivable, net	1,657	1,983
Deferred income taxes	233	246
Other intangible assets	11,709	11,849
Goodwill	19,219	19,110
Other	6,082	5,782
	38,900	38,970

Total assets	$343,830	$330,660

See accompanying notes.

	March 31,	December 31,
	2007	2006
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$31,860	$31,462
Notes payable to banks	7,546	4,525
Accrued expenses	22,299	22,542
Accrued income taxes	5,221	3,640
Deferred income taxes	2,778	2,717
Current portion of long-term debt	5,752	5,758
Total current liabilities	75,456	70,644

Other liabilities:
Long-term debt	70,955	67,578
Accrued pension expense	27,139	26,814
Deferred income taxes	1,737	1,673
Accrued postretirement benefits	2,249	2,414
Other liabilities	4,475	4,428
	106,555	102,907

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued – none
Common stock, $.01 par value:
Authorized shares - 20,000,000;
Issued shares — 9,919,992 at March 31, 2007 and December 31, 2006	99	99
Additional paid-in capital	58,995	59,741
Retained earnings	120,957	116,438
Treasury shares — 1,029,133 at March 31, 2007 and 1,083,117 shares at December 31, 2006.	(13,118)	(13,916)
Accumulated other comprehensive (loss)	(5,114)	(5,253)
Total shareholders’ equity	161,819	157,109

Total liabilities and shareholders’ equity	$343,830	$330,660

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Income
(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales	$86,966	$75,436
Cost of sales	58,986	52,533
Gross profit	27,980	22,903

Selling, general and administrative expenses	18,992	19,261
Income from operations	8,988	3,642

Interest expense	1,369	1,146
Interest (income)	(53)	(122)
Income before income taxes	7,672	2,618

Income taxes	2,347	671
Net income	$5,325	$1,947

Per share data:

Basic earnings per share	$.61	$.22
Weighted average number of common shares outstanding	8,786	8,767

Diluted earnings per share:	$.60	$.22
Weighted average number of common shares outstanding	8,845	8,800

Cash dividends declared	$.05	$.03

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Operating activities
Net income	$5,325	$1,947
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,477	2,333
Provision for deferred income taxes	155	30
Unrealized foreign currency transaction (gain) loss	(668)	91
Changes in operating assets and liabilities:
Accounts receivable	1,923	2,295
Notes receivable	1,207	455
Inventories	(7,260)	1,327
Prepaid expenses/other assets	105	(2,279)
Accounts payable	(958)	(1,380)
Accrued expenses	817	(399)
Accrued postretirement benefits	(165)	(168)
Net cash provided by operating activities	2,958	4,252

Investing activities
Capital expenditures	(425)	(832)
Purchase Bridgeport kneemill technical information	—	(5,000)
Purchase of minority interest in Hardinge Taiwan	—	(110)
Purchase of U-Sung Co. Ltd.	—	(5,071)
Net cash used in investing activities	(425)	(11,013)

Financing activities
Increase in short-term notes payable to bank	3,296	798
Increase in long-term debt	3,172	3,796
Net purchases of treasury stock	(6)	(332)
Dividends paid	(444)	(266)
Net cash provided by financing activities	6,018	3,996

Effect of exchange rate changes on cash	89	84
Net increase (decrease) in cash	8,640	(2,681)

Cash at beginning of period	6,762	6,552

Cash at end of period	$15,402	$3,871

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND CONDENSED)
March 31, 2007

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10K for the year ended December 31, 2006.  The Company operates in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE B—STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award.

The Company did not issue any new stock options during 2007 or 2006. All previously awarded stock option grants were fully vested at the date of the adoption of SFAS 123R, thus, the Company did not recognize any share-based compensation expense in 2007 or 2006, related to stock options.

The Company does recognize share-based compensation expense in relation to restricted stock awards issued prior to January 1, 2006 and thereafter. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Three months ended
	March 31,
	2007	2006
Shares at beginning of period	143,000	193,750
Shares granted	49,500	3,000
Shares vested	(26,000)	(28,734)
Intrinsic value of shares vested (in millions)	$0.4	$0.5
Shares canceled, forfeited or exercised	—	(21,766)
Shares at end of period	166,500	146,250

The value of the restricted stock awarded in the three months ended March 31, 2007 and 2006 was $0.9 million and $0.1 million, respectively. The Company amortizes compensation expense for restricted stock over the vesting period of the grant. Total share-based compensation expense (income) for the three months ended March 31, 2007 and 2006, was $58,589 and ($4,504), respectively, relating to restricted stock. The compensation cost not yet recognized on these shares was $1.4 million and $0.8 million, respectively, which will be amortized over a weighted average term of 4.0 years and 3.5 years.

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended
	March 31,
	2007	2006
Options at beginning of period	136,119	184,288
Options granted	—	—
Options canceled, forfeited or exercised	(36,601)	(8,669)
Weighted average price per share	$15.42	$10.62
Options at end of period	99,518	175,619
Weighted average price per share	$11.73	$13.78

The following characteristics apply to the Plan stock options that are fully vested, as of March 31, 2007:

Number of options outstanding that are currently exercisable	99,518
Weighted-average exercise price of options currently exercisable	$11.73
Aggregate intrinsic value of options currently exercisable (in millions)	$1.4
Weighted-average contractual term of currently exercisable	5.93 yrs.

NOTE C—WARRANTIES

The Company offers warranties for its products. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the Company sold the product.  The Company generally provides a basic limited warranty, including parts and labor for a period of one year.  The Company estimates the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair cost history, and records a liability in the amount of such costs in the month that product revenue is recognized. The resulting liability balance is reviewed during the year. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

The Company also sells extended warranties for some of its products.  These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale.  Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.

These liabilities are reported as accrued expenses on the Company’s consolidated balance sheet.

A reconciliation of the changes in the Company’s product warranty liability during the three month periods ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
	2007	2006
	(dollars in thousands)

Beginning balance	$1,957	$1,503
Provision for warranties	363	489
Warranties settlement costs	(394)	(343)
Other – currency translation impact	7	12
Quarter end balance	$1,933	$1,661

NOTE D—INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2007	2006
	(dollars in thousands)
Finished products	$65,638	$61,389
Work-in-process	30,641	32,061
Raw materials and purchased components	44,152	39,384
Inventories, net	$140,431	$132,834

NOTE E—INCOME TAXES

Hardinge continues to maintain a full valuation allowance on the tax benefits of its U.S. and Canadian net deferred tax assets and the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. and Canada is sustained.  Additionally, until an appropriate level of profitability is reached, the Company does not expect to recognize any significant tax benefits in future results of operations. The Company also maintains a valuation allowance on its U.K. deferred tax asset for minimum pension liabilities.

Each quarter, the Company estimates its full year tax rate for jurisdictions not subject to valuation allowances based upon its most recent forecast of full year anticipated results and adjusts year to date tax expense to reflect its full year anticipated tax rate.

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109” (“FIN 48”).  As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings.  This adjustment reflects the net difference between related balance sheet accounts before applying FIN 48, and then as measured pursuant to the provisions of FIN 48.  In addition, the Company derecognized $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided.  The valuation allowance was also reduced by $1.46 million as part of the adoption of FIN 48.  As of March 31, 2007, the total liability for uncertain income tax benefits was $0.5 million.  If recognized, essentially all of the uncertain tax benefits and related interest would be recorded as a benefit to income tax expense on the Consolidated Statement of Income.

Additionally, the adoption of FIN 48 resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in the Company’s Consolidated Balance Sheet. The adoption of FIN 48 did not have a significant impact on the statement of income for the quarter ended March 31, 2007.

The Company records interest and penalties on tax reserves as income tax expense in the financial statements.  For the quarter ended March 31, 2007 there was no expense recorded. The Company currently does not have a liability for tax penalties.  As of March 31, 2007, there was $0.1 million of accrued interest related to uncertain tax positions included in the liability for uncertain tax positions.

The tax years 2003 to 2006 remain open to examination by United States taxing authorities, and for the Company’s other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2001 to 2006 generally remain open to routine examination by foreign taxing authorities.

NOTE F— DERIVATIVE FINANCIAL INSTRUMENTS

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  The statement requires the Company to recognize all its derivative instruments on the balance sheet at fair value.  Derivatives that are not qualifying hedges must be adjusted to fair value through income.  If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

NOTE G—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share.   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.  For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS 128:

	Three months ended
	March 31,
	2007	2006
	(dollars in thousands)
Numerator:
Net income	$5,325	$1,947
Numerator for basic earnings per share	5,325	1,947
Numerator for diluted earnings per share	5,325	1,947

Denominator:
Denominator for basic earnings per share-weighted average shares (in thousands)	8,786	8,767
Effect of diluted securities:
Restricted stock and stock options (in thousands)	59	33
Denominator for diluted earnings per share -adjusted weighted average shares (in thousands)	8,845	8,800

Basic earnings per share	$0.61	$0.22
Diluted earnings per share	$0.60	$0.22

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three months ended March 31, 2007 and 2006 the components of total comprehensive income (loss) consisted of the following  (dollars in thousands):

	Three months ended
	March 31,
	2007	2006
	(dollars in thousand)
Net Income	$5,325	$1,947
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	166	1,296
Pension liability adjustment, net of tax:	(61)	(55)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	28	(11)
Net investment hedges	6	(108)
Other comprehensive income	139	1,122
Total Comprehensive Income	$5,464	$3,069

Accumulated balances of the components of other comprehensive (loss) income consisted of the following at March 31, 2007 and December 31, 2006 (dollars in thousands):

	Accumulated balances
	March 31,	Dec. 31,
	2007	2006
	(dollars in thousands)
Accumulated Other Comprehensive Income (Loss):
Minimum pension liability (net of tax of $4,040and $4,041, respectively)	$(6,252)	$(6,191)
Implementation of SFAS 158 on Retirement related Plans (net of tax of $1,181 and $1,181, respectively)	(11,944)	(11,944)
Foreign currency translation adjustments	15,826	15,660
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $634 and $642, respectively)	615	587
Net investment hedges, (net of tax of $715 and$715, respectively)	(3,359)	(3,365)
Accumulated Other Comprehensive (Loss)	$(5,114)	$(5,253)

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

The total carrying amount of goodwill was $19.2 million as of March 31, 2007 and $19.1 million as of December 31, 2006.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  The asset value of the goodwill increased by $0.1 million during the first quarter of 2007, due to the increased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

The Company has completed annual impairment testing during the fourth quarter of 2006 and 2005 and determined that there has been no impairment of goodwill.

Other intangible assets include $6.7 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  The Company uses this recognized brand name on all of its machining center lines, and therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment under the provisions of SFAS 142.

Other intangible assets also include $5.0 million for the purchase of the technical information of the Bridgeport knee-mill in January 2006. The Company is amortizing this asset over ten years.

NOTE  J—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 106 and 132.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Statements of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits as revised.

A summary of the components of net periodic pension for the consolidated company for the three months ended March 31, 2007 and 2006 is presented below:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Service cost	$1,034	$815	$7	$8
Interest cost	2,025	1,882	36	39
Expected return on plan assets	(2,437)	(2,220)	—	—
Amortization of prior service cost	(35)	(32)	(126)	(126)
Amortization of transition (asset) obligation	(92)	(91)	—	—
Amortization of (gain) loss	298	343	2	10
Net periodic (benefit) cost	$793	$697	$(81)	$(69)

The expected contributions to be paid during the year ending December 31, 2007 to the domestic defined benefit plan are $1.5 million.  Contributions to the domestic plan as of March 31, 2007 and 2006 were $0 and $0.3 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2007 to the foreign defined benefit plans are $2.2 million.  For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of March 31, 2007 and 2006, $0.5 million and $0.6 million contributions have been made to the foreign plans, respectively. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

NOTE  K—COMMITMENTS AND CONTINGENCIES

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

A substantial portion of the Pond is located on the Company’s property.  The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS has been estimated to be between $0.3 million and $0.8 million.  In the quarter ended March 31 2007, the Company established a reserve of $35,715 (our minimum portion of the RI/FS study). The PRPs are currently developing the RI with the consultants that they have retained.

Until receipt of this notice, the Company had never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site.  Environmental sampling on the Company’s property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that the Company’s property is contributing to the contamination. Since the RI/FS has not commenced, the Company has not established, other than as described above, a reserve for any potential costs relating to this site, as it is too early in the process to determine the Company’s responsibility as well as to estimate any potential costs to remediate. The Company did notify all appropriate insurance carriers and is actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

NOTE L— SUBSEQUENT EVENT

On April 25, 2007, the Company completed a stock offering which resulted in the sale of 2,553,000 shares of common stock for net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions and estimated offering expenses.  Hardinge used the net proceeds to repay indebtedness under its U.S. overdraft and revolving line of credit facilities.

NOTE  M—NEW ACCOUNTING STANDARDS

On January 1, 2007, the Company adopted FIN 48.  FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Refer to Note E, Income Taxes, for information related to the effect of adoption of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies whenever an entity is measuring fair value under other accounting pronouncements that require or permit fair value measurement. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 157 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159 on its consolidated results of operations and financial condition.

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement—in accordance with SFAS 106 (if deemed part of a postretirement plan) or APB 12 (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The Company is currently assessing the impact of this EITF Issue.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.   The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial statement notes (“Notes”) appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2006.

Our primary business is designing, manufacturing and distributing high precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China, with sales to most industrialized countries. Approximately 64% of our 2006 sales were to customers outside North America, 57% of our 2006 products were manufactured outside of North America and approximately 58% of our employees are located outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level compared to industry measures of market activity levels.

The U.S. market activity metric most closely watched by our management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase our products. One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. Another is capacity utilization of U.S manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published in various trade journals

Other key performance indicators are geographic distribution of sales and orders, income from operations, working capital changes and debt level trends.  In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons. Our primary competitors, particularly for the most technologically advanced products are now, largely, manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese yen, euro, and Swiss franc to be central to competitive pricing in all of our markets. Also, we translate the financial results of our Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and financial reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. dollar may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

In January 2006, we executed our option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”). BPT had granted us the exclusive right to manufacture and sell certain versions of the knee-mill machine tool, accessories and spare parts under an Alliance Agreement dated November 3, 2004. Per the Alliance Agreement, we agreed to pay BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts.  The purchase price for the technical information was $5.0 million and is being amortized over a ten-year period. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object codes, customer lists and proprietary rights and assets of a similar nature. Subsequent to this purchase, no further royalties will be earned by BPT.

Results of Operations (unaudited)

Summarized selected financial data for the three months ended March 31, 2007 and March 31, 2006:

	Three months ended
	March 31,
	2007	2006	Change	% Change
	(dollars in thousands, except per share amount)
Net sales	$86,966	$75,436	$11,530	15.3%
Gross profit	27,980	22,903	5,077	22.2%
Income from operations	8,988	3,642	5,346	146.8%
Profit before taxes	7,672	2,618	5,054	193.0%
Net income	5,325	1,947	3,378	173.5%
Diluted earnings per share	$0.60	$0.22	$0.38	172.7%
Weighted average shares outstanding	8,845	8,800
Gross profit as % of net sales	32.2%	30.4%	1.8pts.
Income from operatons as % of net sales	10.3%	4.8%	5.5pts.
Profit before taxes as % of net sales	8.8%	3.5%	5.3pts.
Net income as % of net sales	6.1%	2.6%	3.5pts.

Orders.  The table below summarizes orders by geographical region for the first quarter of 2007 compared to the same period in 2006:

	Three months ended
	March 31,
	2007	2006	% Change
	(dollars in thousands)
Orders from Customers in:
North America	$33,995	$29,107	16.8%
Europe	45,353	32,605	39.1%
Asia & Other	16,220	15,018	8.0%
	$95,568	$76,730	24.6%

Orders for the first quarter of 2007 were $95.6 million, an increase of $18.8 million or 24.6% compared to the same period in 2006.

North American orders were positively influenced by a $4.9 million order for grinding machines for use in turbine blade manufacturing.  Without this order the North American market would have been relatively flat for the quarter.  European market orders were driven by continued strong demand for all products. Asia & Other orders were negatively impacted by a biannual trade show held in April 2007 in China which resulted in our Chinese customers holding orders until the trade show. We anticipate these orders will be placed in the second quarter of 2007.

Net Sales.   Net sales for the three months ended March 31, 2007 were $87.0 million, an increase of $11.5 million or 15.3 % compared to the three months ended March 31, 2006.

The table below summarizes first quarter 2007 net sales by geographical region compared to the same period in 2006:

	Three months ended
	March 31,
	2007	2006	% Change
	(dollars in thousands)
Sales to Customers in :
North America	$27,780	$29,181	(4.8)%
Europe	41,263	29,221	41.2%
Asia & Other	17,923	17,034	5.2%
	$86,966	$75,436	15.3%

Our 41% increase in European net sales was driven by continued strong regional demand for our turning and grinding products. In total, Asia & Other net sales increased by 5% for the quarter; however, excluding the sales of special grinding machines used in turbine blade manufacturing to one customer in both the first quarter of 2006 and 2007, net sales in Asia & Other increased 18%. North American net sales were down in the quarter because of reduced demand for grinding and milling products, which was partially offset by growth in turning products.

Sales of machines accounted for approximately 72.0% and 71.0% of net sales in the first quarter of 2007 and 2006, respectively. Sales of non-machine products and services consist of workholding, repair parts, service, and accessories.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the first quarter of 2007, the U.S. dollar strengthened by 1% against the Canadian dollar and 2% against the New Taiwanese dollar, while it weakened 9% against the euro, 5% against the Swiss franc, 4% against the Chinese renminbi and 12% against the British pound sterling, compared to the average rates during the same period in 2006. The net of these foreign currency changes relative to the U.S. dollar was a favorable impact of $3.4 million on net sales for the first quarter of 2007.

Gross Profit.   Gross Profit for the first quarter of 2007 was $28.0 million, an increase of $5.1 million or 22.2% compared to the same period in 2006. The increase in gross profit was primarily due to the increase in net sales. Gross profit margin for the first quarter of 2007 was 32.2% compared to 30.4% for the same period in 2006. The increase in gross margin percentage resulted from changes in channel and product mix. Gross profit for the first quarter of 2007 was positively impacted by $0.9 million due to the favorable effect of net foreign currency translation.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses were $19.0 million, or 21.8% of net sales for the first quarter of 2007, a decrease of $0.3 million or 1.4% compared to $19.3 million or 25.5% of net sales for the same period in 2006. SG&A for the first quarter of 2007 was in alignment with our expectations.

Income from Operations.   Income from operations was $9.0 million, or 10.3% of net sales for the first quarter of 2007 compared to $3.6 million or 4.8% of net sales for the same period in 2006.

Interest Expense & Interest Income.    Interest expense was $1.4 million for the first quarter of 2007 compared to $1.1 million for the same period in 2006. This increase was primarily due to higher average borrowings for working capital to support sales growth.

Income Taxes.   The provision for income taxes was $2.3 million for the first quarter of 2007 compared to $0.7 million for the same period in 2006. The effective income tax rate was 30.6% for the first quarter of 2007 compared to 25.6% for the same period of 2006. This difference was driven by the mix of earnings by country.  Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2007 effective income tax rate to be in the range of 21% to 24%.  The anticipated full year tax rate for 2007 is lower than the first quarter tax rate due to anticipated income to be earned in the final nine months of the year by the U.S. and Canadian operations that will be subject to a 0% tax rate due to their respective valuation allowances.

In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations. Consistent with accounting for taxes under FAS109, no tax expense (benefit) were recorded as a result of the pre-tax (loss) of the U.S. operations for the quarter ended March 31, 2007 or 2006 to offset the taxes accrued for pre-tax income from profitable foreign subsidiaries.

Net Income.   Net income for the first quarter of 2007 was $5.3 million, or 6.1% of net sales, compared to $1.9 million, or 2.6% of net sales for the same period in 2006. Diluted and basic earnings per share for the first quarter of 2007 were $0.60 and $0.61, respectively, an increase of $0.38 and $0.39 per share or 172.7% and 177.3% compared to $0.22 per diluted and basic share for the first quarter of 2006.

Liquidity and Capital Resources

At March 31, 2007, cash was $15.4 million compared to $6.8 million at December 31, 2006.  The current ratio at March 31, 2007 was 3.21:1 compared to 3.22:1 at December 31, 2006.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by operating and investing activities for the three months ended March 31, 2007 compared to the same period in 2006 are summarized in the table below:

	Three months ended March 31, (dollars in thousands)
	2007	2006
Net cash provided by operating activities	$2,958	$4,252
Cash flow used in investing activities	$(425)	$(11,013)
Capital expenditures (included in investing activities)	$(425)	$(832)

Cash provided by operating activities was $3.0 million for the three months ended March 31, 2007, compared to $4.3 million for the same period in 2006. This represents a decrease in cash provided by operating activities of $1.3 million.

Cash used in investing activities was $0.4 million for the three months ended March 31, 2007 compared to $11.0 million for the same period in 2006.  The higher investing activities in 2006 were primarily related to the $5.1 million payment for the purchase of U-Sung Co., Ltd., which owned the land and building previously leased by Hardinge Taiwan; the purchase of the technical information of the Bridgeport knee-mill machine tool business for $5.0 million; and a payment of $0.1 million on the purchase of the 49% interest in Hardinge Taiwan acquired in the fourth quarter of 2005. Capital expenditures for the three months ended March 31, 2007 were primarily for routine maintenance.

Cash Flow Provided by Financing Activities:

Cash flow provided by financing activities for the three months ended March 31, 2007 and 2006, are summarized in the table below:

	Three months ended March 31, (dollars in thousands)
	2007	2006
Borrowings of long-term debt	$3,172	$3,796
Borrowings of short-term notes payable	3,296	798
Net (purchases) of treasury stock	(6)	(332)
Payments of dividends	(444)	(266)
Net cash provided by financing activities	$6,018	$3,996

Cash flow provided by financing activities was $6.0 million for the three months ended March 31, 2007 compared to $4.0 million for the same period in 2006.  Debt outstanding, including notes payable, was $84.3 million on March 31, 2007 compared to $71.8 million on March 31, 2006.

Credit Facilities:

The Company maintains a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2010, provides for borrowings of up to $70.0 million, secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65% of its investment in its major subsidiaries.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.150% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  At March 31, 2007, borrowings under this agreement were $49.7 million.

The Company also has a term loan, maturing in January 2011, with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  At March 31, 2007, the balance of the term loan was $19.1 million with quarterly principal payments of $1.3 million from 2007 through December 2010.

The Company maintains an $8.0 million unsecured short-term line of credit from a bank with interest based on current prime.  At March 31, 2007, borrowings under this line of credit were $5.1 million.

The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 16.2 million Swiss francs, which is equivalent to approximately $13.4 million at March 31, 2007.  The borrowing limits on these facilities are reduced 0.1 million Swiss francs or approximately $0.1 million per quarter. At March 31, 2007, borrowings under the overdraft facilities totaled $2.5 million.  The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank, which are secured by the real property owned by the Swiss subsidiaries and which provide for borrowings up to 11.3 million Swiss francs, which is equivalent to approximately $9.3 million at March 31, 2007. The borrowing limits on these facilities are reduced 0.3 million Swiss francs or approximately $0.2 million per year.  At March 31, 2007, borrowings under the mortgage facilities totaled $1.2 million.

The Company’s U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at March 31, 2007.  At March 31, 2007, there were no borrowings under this facility.  The Company’s U.K. subsidiary also has mortgage debt in the amount of 0.8 million pounds sterling, which is equivalent to approximately $1.6 million at March 31, 2007. Principal on the mortgage loan is repaid monthly in the amount of approximately six thousand pounds sterling, which is equivalent to approximately $11,500.

The Company’s Taiwan subsidiary has mortgage debt in the amount of 166.5 million New Taiwanese dollars, which is equivalent to approximately $5.0 million at March 31, 2007. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.   The Company was in compliance with all financial covenants at March 31, 2007.

  In aggregate, these and other borrowing agreements permit for borrowing of up to $133.5 million, of which $84.3 million was borrowed at March 31, 2007.  Based on our most restrictive covenants, the Company had actual additional borrowing availability of $49.2 million at March 31, 2007.  The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

On April 25, 2007, the Company completed a stock offering which resulted in the sale of 2,553,000 shares of common stock for net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions and estimated offering expenses.  Hardinge used the net proceeds to repay indebtedness under its U.S. overdraft and revolving line of credit facilities.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2006 Form 10K.

This new release contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933,as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based on management’s current expectations that involve risks and uncertainties. Any statements that are not statements of historical fact or that are about future events may be deemed to be forward-looking statements. For example, words such as “may,” “will,” ”should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The Company’s actual results or outcomes and the timing of certain events may differ significantly from those discussed in any forward-looking statements. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company’s entry into new product and geographic markets, the company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations.  Any forward-looking statement should be considered in light of these factors.  The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first three months of 2007.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2006 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007 and has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007.  There were no changes in the Company’s internal control over financial reporting during the first quarter of 2007.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1. a. Risk Factors

There is no change to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10K.

Item 2.  Changes in Securities

The following tables provides information about issuer repurchases of our common stock by month for the quarter ended March 31, 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – January 31, 2007	11,820	$15.35
February 1 – February 28, 2007	2,092	$18.30
March 1 – March 31, 2007	1,207	$23.60
Total	15,119

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

Hardinge Inc.

May 10, 2007	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

May 10, 2007	By:	/s/ Charles R. Trego, Jr.
Date		Charles R. Trego, Jr.
Senior Vice President/CFO
(Principal Financial Officer)

May 10, 2007	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Controller
(Principal Accounting Officer)