Form 10-Q
period 2007-06-30
HARDINGE INC
filed 2007-08-09
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of June 30, 2007 there were 11,449,137 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In Thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash	$9,962	$6,762
Accounts receivable, net	74,435	73,149
Notes receivable, net	3,389	4,930
Inventories, net	152,468	132,834
Deferred income tax	743	747
Prepaid expenses	9,961	9,216
Total current assets	250,958	227,638

Property, plant and equipment:
Property, plant and equipment	177,741	176,754
Less accumulated depreciation	116,565	112,702
Net property, plant and equipment	61,176	64,052

Other assets:
Notes receivable, net	1,683	1,983
Deferred income taxes	101	246
Other intangible assets	11,524	11,849
Goodwill	21,879	19,110
Other long-term assets	1,941	5,782
	37,128	38,970

Total assets	$349,262	$330,660

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued
(In Thousands, Except Share Data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$32,189	$31,462
Notes payable to bank	4,047	4,525
Accrued expenses	24,732	22,542
Accrued income taxes	4,764	3,640
Deferred income taxes	3,016	2,717
Current portion of long-term debt	5,757	5,758
Total current liabilities	74,505	70,644

Other liabilities:
Long-term debt	15,657	67,578
Accrued pension expense	26,978	26,814
Deferred income taxes	1,761	1,673
Accrued postretirement benefits	2,199	2,414
Other liabilities	4,577	4,428
	51,172	102,907
Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000;
Issued shares — 12,472,992 at June 30, 2007 and 9,919,992 at December 31, 2006	125	99
Additional paid-in capital	115,016	59,741
Retained earnings	126,367	116,438
Treasury shares — 1,023,855 at June 30, 2007 and 1,083,117 shares at December 31, 2006.	(13,070)	(13,916)
Accumulated other comprehensive loss	(4,853)	(5,253)
Total shareholders’ equity	223,585	157,109

Total liabilities and shareholders’ equity	$349,262	$330,660

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$89,710	$78,518	$176,676	$153,954
Cost of sales	60,423	54,932	119,409	107,465
Gross profit	29,287	23,586	57,267	46,489

Selling, general and administrative expenses	20,634	18,279	39,626	37,540
Income from operations	8,653	5,307	17,641	8,949

Interest expense	714	1,311	2,083	2,457
Interest (income)	(55)	(58)	(108)	(180)
Income before income taxes	7,994	4,054	15,666	6,672

Income taxes	2,011	1,047	4,358	1,718
Net income	$5,983	$3,007	$11,308	$4,954

Per share data:

Basic earnings per share:	$0.57	$0.34	$1.19	$0.57
Weighted average number of common shares outstanding (in thousands)	10,502	8,765	9,522	8,766

Diluted earnings per share:	$0.57	$0.34	$1.18	$0.56
Weighted average number of common shares outstanding (in thousands)	10,575	8,807	9,595	8,801

Cash dividends declared per share	$0.05	$0.03	$0.10	$0.06

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)

Operating activities
Net income	$11,308	$4,954
Adjustments to reconcile net income to net provided by operating activities:
Depreciation and amortization	4,972	4,731
Provision for deferred income taxes	548	127
Unrealized foreign currency transaction (gain)	(1,188)	(319)
Changes in operating assets and liabilities:
Accounts receivable	(491)	2,402
Notes receivable	1,877	855
Inventories	(19,022)	(4,376)
Prepaids/other assets	1,092	(4,478)
Accounts payable	512	835
Accrued expenses	2,763	(4,150)
Accrued postretirement benefits	(215)	(205)
Net cash provided by operating activities	2,156	376

Investing activities
Capital expenditures	(1,524)	(1,967)
Purchase of Bridgeport kneemill technical information	—	(5,000)
Purchase of minority interest in Hardinge Taiwan	—	(110)
Purchase of U-Sung Co., Ltd.	—	(5,071)
Purchase of Canadian entity net of cash acquired	(232)	—
Net cash (used in) investing activities	(1,756)	(12,148)

Financing activities
(Decrease) increase in short-term notes payable to bank	(205)	5,921
(Decrease) increase in long-term debt	(52,134)	6,298
Net Proceeds from issuance of common stock	55,946	—
Net sales (purchases) of treasury stock	62	(332)
Dividends paid	(1,017)	(531)
Net cash provided by financing activities	2,652	11,356

Effect of exchange rate changes on cash	148	363
Net increase (decrease) in cash	3,200	(53)

Cash at beginning of period	6,762	6,552

Cash at end of period	$9,962	$6,499

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2007

NOTE A—BASIS OF PRESENTATION

             The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  The Company operates in only one business segment — industrial machine tools.

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

               The Company does recognize share-based compensation expense in relation to restricted stock awards issued prior to January 1, 2006 and thereafter. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Shares at beginning of period	166,500	146,250	143,000	193,750
Shares granted	—	—	49,500	3,000
Shares vested	—	—	(26,000)	(28,734)
Intrinsic value of shares vested (in millions)	—	—	$0.4	$0.5
Shares cancelled, forfeited or exercised	(2,000)	—	(2,000)	(21,766)
Shares at end of period	164,500	146,250	164,500	146,250

The Company amortizes compensation expense for restricted stock over the vesting period of the grant. Total share-based compensation expense on restricted stock for the three months and six months ended June 30, 2007 was $80,910 and $139,499, respectively. Total share-based compensation expense on restricted stock for the three months and six months ended June 30, 2006 was $61,948 and $57,444, respectively. There were a total of 164,500 shares of restricted stock outstanding at June 30, 2007. The compensation cost not yet recognized on these restricted shares as of June 30, 2007 was $1.3 million, which will be amortized over a weighted average term of 3.7 years.

             A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Options at beginning of period	99,518	175,619	136,119	184,288
Options granted	—	—	—	—
Options cancelled, forfeited or exercised	(12,518)	(13,500)	(49,119)	(22,169)
Weighted average price per share	$9.55	$18.66	$13.92	$15.52
Options at end of period	87,000	162,119	87,000	162,119
Weighted average price per share	$11.71	$13.37	$11.71	$13.37

              The following characteristics apply to the Plan stock options that are fully vested, as of June 30, 2007:

Number of options outstanding that are currently exercisable	87,000
Weighted-average exercise price of options currently exercisable	$11.71
Aggregate intrinsic value of options currently exercisable (in millions)	$1.9
Weighted-average contractual term of currently exercisable	5.82 yrs.

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

              A reconciliation of the changes in the Company’s product warranty liability during the three month and six month periods ended June 30, 2007 and 2006 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)

Beginning balance	$1,933	$1,661	$1,957	$1,503
Provision for warranties	764	505	1,127	994
Warranties settlement costs	(626)	(427)	(1,020)	(770)
Other — currency translation impact	(10)	70	(3)	82
Quarter end balance	$2,061	$1,809	$2,061	$1,809

NOTE D—INVENTORIES

             Inventories are summarized as follows:

	June 30,	December 31,
	2007	2006
	(dollars in thousands)
Finished products	$74,265	$61,389
Work-in-process	31,094	32,061
Raw materials and purchased components	47,109	39,384
	$152,468	$132,834

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

            Each quarter, the Company estimates its full year tax rate for jurisdictions not subject to valuation allowances based upon its most recent forecast of full year anticipated results and adjusts year-to-date tax expense to reflect its full year anticipated tax rate. The effective tax rate was 30.6% for the first quarter and 25.2% for the second quarter of 2007. The difference was due to the change in the mix of earnings by country.

            On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109” (“FIN 48”).  As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings.  This adjustment reflects the net difference between related balance sheet accounts before applying FIN 48, and then as measured pursuant to the provisions of FIN 48.  In addition, the Company derecognized $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided.  The valuation allowance was also reduced by $1.46 million as part of the adoption of FIN 48.  As of June 30, 2007, the total liability for uncertain income tax benefits was $0.5 million.  If recognized, essentially all of the uncertain tax benefits and related interest would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

             Additionally, the adoption of FIN 48 resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in the Company’s Consolidated Balance Sheet. The adoption of FIN 48 did not have a significant impact on the Consolidated Statement of Operations for the three months or six months ended June 30, 2007.

              The Company records interest and penalties on tax reserves as income tax expense in the financial statements.  For the three month and six month periods ended June 30, 2007 there was no expense recorded. The Company currently does not have a liability for tax penalties.  As of June 30, 2007, there was $0.1 million of accrued interest related to uncertain tax positions included in the liability for uncertain tax positions.

              The tax years 2003 to 2006 remain open to examination by United States taxing authorities, and for the Company’s other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2001 to 2006 generally remain open to routine examination by foreign taxing authorities.

On April 1, 2007, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales.  The law also provides for a lowering of the general corporation income tax rate.  These changes are fully effective for the tax year 2007 and thereafter.  As a result of this significant change in expected state income tax rates to the Company, the Company has reduced its net deferred tax assets by $3.1 million.  Concurrently with this action, the Company has also reduced its valuation allowance by $3.1 million due to this item.  Both items were recorded in the quarter ended June 30, 2007.

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

            The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net income	$5,983	$3,007	$11,308	$4,954
Numerator for basic earnings per share	5,983	3,007	11,308	4,954
Numerator for diluted earnings per share	5,983	3,007	11,308	4,954
Denominator:
Denominator for basic earnings per share—weighted average shares (in thousands)	10,502	8,765	9,522	8,766
Effect of diluted securities:
Restricted stock and stock options (in thousands)	73	42	73	35
Denominator for diluted earnings per share—adjusted weighted average shares (in thousands)	10,575	8,807	9,595	8,801

Basic earnings per share	$0.57	$0.34	$1.19	$0.57
Diluted earnings per share	$0.57	$0.34	$1.18	$0.56

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

            During the three and six month periods ended June 30, 2007 and 2006, the components of total comprehensive income (loss) consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Net Income	$5,983	$3,007	$11,308	$4,954
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	202	6,614	368	7,910
Pension liability adjustment, net of tax	(6)	(366)	(67)	(421)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	8	(47)	36	(58)
Net investment hedges	57	(783)	63	(891)
Other comprehensive income	261	5,418	400	6,540
Total Comprehensive Income	$6,244	$8,425	$11,708	$11,494

              Accumulated balances of the components of other comprehensive (loss) income consisted of the following at June 30, 2007 and December 31, 2006:

	Accumulated balances
	June 30,	Dec. 31,
	2007	2006
Accumulated Other Comprehensive (Loss) Income:
Minimum pension liability (net of tax of $4,032 and $4,041, respectively)	$(6,258)	$(6,191)
Implementation of SFAS 158 on Retirement related plans (net of tax of $1,181 and $1,181, respectively)	(11,944)	(11,944)
Foreign currency translation adjustments	16,028	15,660
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $634 and $642, respectively)	623	587
Net investment hedges, (net of tax of $715 and $715, respectively)	(3,302)	(3,365)
Accumulated Other Comprehensive (Loss)	$(4,853)	$(5,253)

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

           The total carrying amount of goodwill was $21.9 million as of June 30, 2007 and $19.1 million as of December 31, 2006.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  The acquisition of a Canadian entity, for which the purchase price allocation is preliminary, in the second quarter of 2007 added $2.8 million to goodwill. The Company will complete a valuation of potential intangibles acquired from the Canadian entity that may require adjustment to goodwill as appropriate. The purchase price of the Canadian entity was approximately $2.3 million and the assumption of certain liabilities. The results of this entity are included in the Company’s results of operations since the acquisition date of April 30, 2007. The asset value of the goodwill decreased by $0.2 million and $0.05 million, respectively, during the three month and six month periods ended June 30, 2007 due to the decreased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

            Other intangible assets include $6.6 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  The Company uses this strong brand name on all of its machining center lines, and therefore, the asset has been determined to have an indefinite useful life. The asset will be reviewed annually for impairment under the provisions of SFAS 142.

           Other net intangible assets also include $4.3 million for the technical information of the Bridgeport knee-mill purchased in January 2006, which is being amortized over ten years and $0.6 million for patents and  non-competition agreements.

NOTE  J—PENSION AND POST RETIREMENT PLANS

                          The Company accounts for the pension plans and postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 106 and 132.  The following disclosures related to the pension and postretirement benefits are presented in accordance with Statements of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits as revised.

           A summary of the components of net periodic pension costs for the consolidated company for the three and six months ended June 30, 2007 and 2006 is presented below:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Service cost	$1,029	$822	$2,063	$1,644
Interest cost	2,023	1,893	4,048	3,787
Expected return on plan assets	(2,425)	(2,236)	(4,862)	(4,471)
Amortization of prior service cost	(21)	(32)	(56)	(65)
Amortization of transition asset	(105)	(92)	(197)	(184)
Amortization of loss	297	346	595	691
Net periodic benefit cost	$798	$701	$1,591	$1,402

          A summary of the components of net postretirement benefits costs for the consolidated company for the three and six months ended June 30, 2007 and 2006 is presented below:

	Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(dollars in thousands)		(dollars in thousands)
Service cost	$9	$8	$16	$16
Interest cost	36	39	72	78
Amortization of prior service cost	(127)	(126)	(253)	(253)
Amortization of loss	1	10	3	21
Net periodic (benefit) cost	$(81)	$(69)	$(162)	$(138)

              The expected contributions to be paid during the year ending December 31, 2007 to the domestic defined benefit plan are $1.5 million.  Contributions to the domestic plan as of June 30, 2007 and 2006 were $0.5 million and $0.9 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2007 to the foreign defined benefit plans are $2.2 million.  For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of June 30, 2007 and 2006, $1.2 million and $1.1 million of  contributions have been made to the foreign plans, respectively. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

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

               Until receipt of this notice, the Company had never been named as a potentially responsible party at the site or received any requests for information from the EPA concerning the site.  Environmental sampling on the Company’s property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that the Company’s property is contributing to the contamination. Since the RI/FS has not commenced, the Company has not established, other than as described above, a reserve for any potential costs relating to this site, as it is too early in the process to determine the Company’s responsibility as well as to estimate any potential costs to remediate. The Company did notify all appropriate insurance carriers and is actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

NOTE  L—STOCK OFFERING

On April 25, 2007, the Company completed its public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses.  Hardinge used these funds to repay indebtedness under its U.S. overdraft and revolving line of credit facilities.  On June 30, 2007, Hardinge had 11,449,137 shares of common stock outstanding.

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

In March 2007, the FASB ratified Emerging Issues Task Force (EITF) issue No. 06-10 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (EITF 06-10). EITF 06-10 requires that an employer recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement—in accordance with SFAS 106 (if deemed part of a postretirement plan) or APB 12 (if not part of a plan). The consensus is applicable if, based on the substantive agreement with the employee, the employer has agreed to (a) maintain a life insurance policy during the postretirement period or (b) provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. This pronouncement is effective for fiscal years beginning after December 15, 2007. The Company is currently assessing the impact of this EITF Issue.

In June 2007, the FASB issued EITF Issue No. 06-11 “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF 06-11).” This issue relates to the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards declared in fiscal years beginning after September 15, 2007. The Company is currently evaluating the impact of EITF 06-11 on its consolidated results of operations and financial condition.

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

Our primary business is designing, manufacturing and distributing high precision computer controlled metal cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S and Switzerland and assembly operations in Taiwan, China and the United Kingdom, with sales to most industrialized countries. Approximately 66% of our net sales are to customers outside North America and approximately 57% of our employees are located outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level compared to industry measures of market activity.

The U.S. market activity metric most closely watched by our management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase our products. One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published in various trade journals

Other key performance indicators are geographic distribution of sales and orders, income from operations, working capital changes and debt level trends.  In an industry where constant product technology development has led to an average life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

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

In January 2006, we executed our option to purchase the technical information of the Bridgeport knee-mill machine tools, related accessories and spare parts from BPT IP, LLC (“BPT”). BPT had granted us the exclusive right to manufacture and sell certain versions of the knee-mill machine tool, accessories and spare parts under Alliance Agreements dated October 29, 2002 and November 3, 2004. Per the Alliance Agreements, we agreed to pay BPT royalties based on a percentage of net sales attributable to the products, accessories and spare parts. Royalty expense under this agreement was $1.3 million in 2005. The purchase price for the technical information was $5.0 million and it is being amortized over a ten-year period. The technical information purchased includes, but is not limited to, blueprints, designs, schematics, drawings, specifications, computer source and object codes, customer lists and proprietary rights and assets of a similar nature. Subsequent to this purchase, no further royalties were earned by BPT.

Results of Operations

  Summarized selected financial data for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,				Six months ended June 30,
	2007	2006	Change	% Change	2007	2006	Change	% Change
	(dollars in thousands, except per share data)
Orders	$86,008	$92,383	$(6,375)	(6.9)%	$181,576	$169,113	$12,463	7.4%
Net sales	89,710	78,518	11,192	14.3%	176,676	153,954	22,722	14.8%
Gross profit	29,287	23,586	5,701	24.2%	57,267	46,489	10,778	23.2%
Selling, general and administrative expenses	20,634	18,279	2,355	12.9%	39,626	37,540	2,086	5.6%
Income from operations	8,653	5,307	3,346	63.0%	17,641	8,949	8,692	97.1%
Net income	5,983	3,007	2,976	99.0%	11,308	4,954	6,354	128.3%
Diluted earnings per share	$0.57	$0.34	$0.23	67.6%	$1.18	$0.56	$0.62	110.7%
Weighted average shares outstanding (in thousands)	10,575	8,807	1,768	20.0%	9,595	8,801	794	9.0%
Gross profit as % of net sales	32.6%	30.0%	2.6 pts		32.4%	30.2%	2.2 pts
Selling, general and administrative expenses as % of sales	23.0%	23.3%	(0.3) pts		22.4%	24.4%	(2.0) pts
Income from operations as % of net sales	9.65%	6.76%	2.89 pts.		9.98%	5.81%	4.17 pts.
Net income as % of net sales	6.7%	3.8%	2.9 pts		6.4%	3.2%	3.2 pts

            Orders:   The table below summarizes orders by geographical region for the three and six months ended June 30, 2007 compared to the same periods in 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
Orders from Customers in:	2007	2006	% Change	2007	2006	% Change
North America	$25,014	$34,075	(27)%	$59,009	$63,182	(7)%
Europe	40,455	32,000	26%	85,808	64,605	33%
Asia & Other	20,539	26,308	(22)%	36,759	41,326	(11)%
	$86,008	$92,383	(7)%	$181,576	$169,113	7%

Orders for the three months ended June 30, 2007 were $86.0 million, a decrease of $6.4 million or 7% compared to the three months ended June 30, 2006.  Orders for the six months ended June 30, 2007 were $181.6 million, an increase of $12.5 million or 7% compared to the six months ended June 30, 2006.

The decrease in North American orders was due to weakened market demand for machine tools and from changes in our distribution network to strengthen our long-term competitive position. The changes in the distribution network negatively impacted North American order trends by approximately $3.0 million in the current quarter and $5.0 million on a year to date basis.

European orders were driven primarily by continued strong market demand for machine tools, throughout the region, especially orders for the our grinding product lines.

Asia & Other orders decreased by approximately $9.0 million due to unique orders in 2006 for high end grinding applications that did not reoccur in 2007. Orders in China increased by 27%  for the three and six month periods ended June 30, 2007 compared to the same periods in 2006.

Net Sales.  The table below summarizes net sales by geographical region for the three and six months ended June 30, 2007 compared to the same periods in 2006:

	Three Months Ended June 30,			Six Months Ended June 30,
	(dollars in thousands)
Net Sales to Customers in:	2007	2006	% Change	2007	2006	% Change
North America	$32,813	$28,246	16%	$60,593	$57,427	6%
Europe	38,381	31,687	21%	79,644	60,908	31%
Asia & Other	18,516	18,585	—	36,439	35,619	2%
	$89,710	$78,518	14%	176,676	153,954	15%

Net sales for the three months ended June 30, 2007 were $89.7 million; an increase of $11.2 million or 14% compared to the three months ended June 30, 2006.  Net sales for the six months ended June 30, 2007 were $176.7 million; an increase of $22.7 million or 15% compared to the six months ended June 30, 2006.

The increase in North American net sales was primarily due to lathe products, despite the fact that North American net sales were negatively impacted by approximately $3.0 million and $5.0 million, respectively, for the three and six month periods ended June 30, 2007 resulting from the termination of several distributors due to the realignment in the company’s sales channel.

Net sales in Europe increased as a result of strong machine tool market growth that resulted in significant growth in the our grinding product line.

Net sales to customers in Asia & Other were flat. Net sales in Asia increased approximately 25%. Net sales in Other decreased 65% in the current quarter and 48% on a year to date basis, due to lower shipment levels of specialty grinders.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the second quarter of 2007, the U.S. dollar strengthened by 3% against the New Taiwanese dollar, while it weakened by 2% against the Canadian dollar, 2% against the Swiss Franc, 8% against the British Pound Sterling, 7% against the Euro, and 4% against the Chinese Renminbi compared to the average rates during the same period in 2006.  The net of these foreign currencies relative to the U.S. dollar was a favorable impact of $1.7 million and $5.0 million on net sales for the three and six months ended June 30, 2007 compared to the same periods in 2006.

 Net sales of machines accounted for 74% of consolidated net sales for 2007 compared to 71% of consolidated net sales for 2006. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the three months ended June 30, 2007 was $29.3 million, an increase of $5.7 million or 24% compared to the three months ended June 30, 2006.  Gross profit for the six months ended June 30, 2007 was $57.3 million, an increase of $10.8 million or 23% compared to the six months ended June 30, 2006.  The increased gross profit is primarily due to the increased sales levels discussed above, and improved product mix. Additionally, the strengthening of foreign currencies relative to the U.S. dollar had a favorable impact of $0.6 million and $1.5 million on gross profit for the three and six months ended June 30, 2007 compared to the same periods in 2006. Gross profit percentage for the three and six months ended June 30, 2007 was 32.6% and 32.4% of net sales, compared to 30.0% and 30.2% of net sales for the three and six months ended June 30, 2006.  The increase in gross profit percentage resulted from changes in channel and product mix.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $20.6 million, or 23.0% of net sales for the three months ended June 30, 2007, an increase of $2.3 million or 13% compared to $18.3 million or 23.3% of net sales for the three months ended June 30, 2006.  SG&A expenses were $39.6 million or 22.4% of net sales for the six months ended June 30, 2007, compared to $37.5 million or 24.4% of net sales for the six months ended June 30, 2006.  The increase of $2.1 million in SG&A for the six months ended June 30, 2007 compared to the same period for 2006 is primarily attributable to the strengthening of foreign currencies relative to the U.S. dollar, which had an unfavorable effect of $1.2 million.

Income from Operations.   Income from operations was $8.7 million, or 9.6% of net sales for the three months ended June 30, 2007, compared to $5.3 million or 6.8% of net sales for the three months ended June 30, 2006.  Income from operations was $17.6 million or 10.0% of net sales for the six months ended June 30, 2007, compared to $8.9 million or 5.8 % of net sales for the six months ended June 30, 2006.

Interest Expense & Interest Income.   Net interest expense was $0.7 million and $2.0 million for the three months and six months ended June 30, 2007 compared to $1.3 million and $2.3 million for the same periods in 2006. The decrease for the second quarter of 2007 compared to the second quarter of 2006  was primarily due to the reduction of long-term debt resulting from the sale of $55.9 million of common stock as previously disclosed in filings with the Securities and Exchange Commission.

Income Taxes.  The provision for income taxes was $2.0 million and $4.4 million for the three and six months ended June 30, 2007, compared to $1.0 million and $1.7 million for the three and six months ended June 30, 2006.  The effective tax rate was 25.2% and 27.8% for the three and six months ended June 30, 2007, compared to 25.8% and 25.7% for the same periods in 2006. Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate. The Company expects the 2007 effective tax rate to be in the range of 26% to 28%.

In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under FAS109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) of the U.S. operations for 2007 or 2006 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

Net Income.  Net income for the three months ended June 30, 2007 was $6.0 million, or 6.7% of net sales, compared to $3.0 million, or 3.8% of net sales for the three months ended June 30, 2006.  Net income for the six months ended June 30, 2007 was $11.3 million or 6.4% of net sales, compared to $5.0 million or 3.2% of net sales for the six months ended June 30, 2006.  Basic and diluted earnings per share for the three months ended June 30, 2007 were $0.57 compared to $0.34 for the three months ended June 30, 2006. Basic and diluted earnings per share for the six months ended June 30, 2007 were $1.19 and $1.18, respectively, compared to $0.57 and $0.56, respectively, for the six months ended June 30, 2006. Earnings per share were impacted by our issuance of 2,553,000 shares on April 25, 2007. There were 1.8 million more weighted average shares outstanding at June 30, 2007, following the Company’s secondary stock offering.

Liquidity and Capital Resources

At June 30, 2007 cash and cash equivalents were $10.0 million compared to $6.8 million at December 31, 2006.  The current ratio at June 30, 2007 was 3.37:1 compared to 3.22:1 at December 31, 2006.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the six months ended June 30, 2007 compared to the same period in 2006 are summarized in the table below:

	Six months ended June 30, (dollars in thousands)
	2007	2006
Net cash provided by operating activities	$2,156	$376
Cash flow (used in) investing activities	$(1,756)	$(12,148)
Capital expenditures (included in investing activities)	$(1,524)	$(1,967)

Net cash provided by operating activities was $2.2 million for the six months ended June 30, 2007 compared to $0.4 million for the same period in 2006. This represents an increase in cash provided by operating activities of $1.8 million.

Net cash used in investing activities was $1.8 million for the six months ended June 30, 2007 compared to $12.1 million for the same period in 2006.  Investing activities for the six months ended June 30, 2007 were primarily related to capital expenditures for routine maintenance. The Company completed the acquisition of a Canadian distributor for $0.3 million in the second quarter of 2007 for a total purchase price of $2.3 million and the assumption of certain liabilities. The higher investing activities in 2006 were primarily related to the $5.1 million payment for the purchase of U-Sung Co., Ltd., which owned the land and building previously leased by Hardinge Taiwan; the purchase of the technical information of the Bridgeport knee-mill machine tool business for $5.0 million; payment of $0.1 million on the purchase of the 49% interest in Hardinge Taiwan acquired in the fourth quarter of 2005, and capital expenditures of $1.9 million.

Cash Flow Provided by Financing Activities:

Cash flow provided by financing activities for the six months ended June 30, 2007 and 2006, are summarized in the table below:

	Six months ended June 30, (dollars in thousands)
	2007	2006
(Repayments)/borrowings of long-term debt	$(52, 134)	$6,298
(Repayments)/borrowings of short-term notes payable	(205)	5,921
Net proceeds from offering	55,946	—
Net sales/(purchases) of treasury stock	62	(332)
Payments of dividends	(1,017)	(531)
Net cash provided by financing activities	$2,652	$11,356

Cash flow provided by financing activities was $2.7 million for the six months ended June 30, 2007 compared to $11.4 million for the same period in 2006.  The Company received net proceeds of $55.9 million from its public offering which was used to repay indebtedness under its U.S. overdraft and revolving debt outstanding, including notes payable. Debt outstanding, including notes payable was $25.5 million on June 30, 2007 compared to $80.0 million on June 30, 2006.

Credit Facilities:

The Company maintains a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2011, provides for borrowings of up to $70.0 million, secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65% of its investment in its major subsidiaries.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.15% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  At June 30, 2007, there were no borrowings under this agreement.

The Company also has a term loan, maturing in January 2011, with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  At June 30, 2007, the balance of the term loan was $14.9 million with quarterly principal payments of $1.3 million from 2007 through December 2010.

The Company maintains an $8.0 million unsecured short-term line of credit from a bank with interest based on current prime.  At June 30, 2007 borrowings under this line of credit were $4.0 million.

The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 16.2 million Swiss francs, which is equivalent to approximately $13.2 million at June 30, 2007.  The borrowing limits on these facilities are reduced 0.1 million Swiss francs or approximately $0.1 million per quarter. At June 30, 2007, there were no borrowings under the overdraft facilities.  The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank, which are secured by the real property owned by the Swiss subsidiaries which provide for borrowings up to 11.3 million Swiss francs, which is equivalent to approximately $9.2 million at June 30, 2007. The borrowing limits on these facilities are reduced 0.3 million Swiss francs or approximately $0.2 million per year.  At June 30, 2007, there were no borrowings under the mortgage facilities.

The Company’s U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at June 30, 2007.  At June 30, 2007, there were no borrowings under this facility.  The Company’s U.K. subsidiary also has mortgage debt in the amount of 0.8 million pounds sterling, which is equivalent to approximately $1.6 million at June 30, 2007.  Principal on the mortgage loan is repaid monthly in the amount of approximately 6 thousand pounds sterling, which is equivalent to approximately $11.7 thousand.

The Company’s Taiwan subsidiary has mortgage debt in the amount of 166.5 million New Taiwanese dollars which is equivalent to approximately $4.9 million. This credit facility is secured by the real property owned by the Taiwan subsidiary. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwan dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.   The Company was in compliance with all financial covenants at June 30, 2007.

In aggregate, these and other borrowing agreements provide for borrowing availability of up to $122.5 million, of which $25.5 million was borrowed at June 30, 2007.  The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

On April 25, 2007, the Company completed a stock offering which resulted in the sale of 2,553,000 shares of common stock for net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and estimated offering expenses.  Hardinge used the net proceeds to repay indebtedness under its U.S. overdraft and revolving line of credit facilities.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first six months of 2007.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2006 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007 and has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007.  There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1.a.  Risk Factors

There is no change to the risk factors disclosed in the Company’s 2006 Annual Report on Form 10K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about issuer repurchases of our common stock by month for the quarter ended June 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – April 30, 2007	—	$—
May 1 – May 31, 2007	489	$27.75
June 1 – June 30, 2007	2,983	$26.90
Total	3,472

The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations or payment for the exercise of stock options.

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Shareholders of Hardinge Inc. was held on May 8, 2007.   A total of 8,266,417 of the Company’s shares were present or represented by proxy at the meeting. This represents approximately 93% of the Company’s shares outstanding. The three Class I directors below were elected to serve a three-year term.

Class I Directors	Votes For	Votes Withheld/Against
J. Patrick Ervin	8,091,046	175,371
Mitchell I. Quain	8,125,943	140,474
Kyle H. Seymour	8,138,096	128,321

Daniel J. Burke, Douglas A. Greenlee. J. Philip Hunter and John J. Perrotti, continue as directors of the Company.   The election of Ernst & Young LLP as the Company’s independent registered public accountants for the year 2007 was ratified with 8,159,689 shares voted in favor, 27,365 shares voted against and 79,363 shares abstained.

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

Hardinge Inc.

August 9, 2007	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

August 9, 2007	By:	/s/ Charles R. Trego, Jr.
Date		Charles R. Trego, Jr.
Senior Vice President/CFO
(Principal Financial Officer)

August 9, 2007	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Corporate Controller
(Principal Accounting Officer)