Form 10-Q
period 2007-09-30
HARDINGE INC
filed 2007-11-09
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

                As of September 30, 2007 there were 11,476,916 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets

Current assets:
Cash	$11,526	$6,762
Accounts receivable, net	74,746	73,149
Notes receivable, net	2,222	4,930
Inventories, net	162,504	132,834
Deferred income tax	745	747
Prepaid expenses	10,228	9,216
Total current assets	261,971	227,638

Property, plant and equipment:
Property, plant and equipment	177,920	176,754
Less accumulated depreciation	117,516	112,702
Net property, plant and equipment	60,404	64,052

Other assets:
Notes receivable, net	2,077	1,983
Deferred income taxes	100	246
Other intangible assets	12,086	11,849
Goodwill	22,017	19,110
Other long-term assets	2,082	5,782
	38,362	38,970

Total assets	$360,737	$330,660

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

(In Thousands, Except Share Data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$31,499	$31,462
Notes payable to bank	4,034	4,525
Accrued expenses	27,010	22,542
Accrued income taxes	4,789	3,640
Deferred income taxes	2,964	2,717
Current portion of long-term debt	5,651	5,758
Total current liabilities	75,947	70,644

Other liabilities:
Long-term debt	17,745	67,578
Accrued pension liability	26,914	26,814
Deferred income taxes	1,948	1,673
Accrued postretirement benefits	2,080	2,414
Other liabilities	4,382	4,428
	53,069	102,907

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000;
Issued shares — 12,472,992 at September 30, 2007 and 9,919,992 at December 31, 2006	125	99
Additional paid-in capital	114,939	59,741
Retained earnings	129,509	116,438
Treasury shares — 996,076 at September 30, 2007
and 1,083,117 shares at December 31, 2006	(13,066)	(13,916)
Accumulated other comprehensive income (loss)	214	(5,253)
Total shareholders’ equity	231,721	157,109

Total liabilities and shareholders’ equity	$360,737	$330,660

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$83,683	$79,243	$260,359	$233,197
Cost of sales	57,517	55,229	176,926	162,694
Gross profit	26,166	24,014	83,433	70,503

Selling, general and administrative expenses	22,467	18,257	62,093	55,797
Income from operations	3,699	5,757	21,340	14,706

(Gain) on sale of assets	(1,372)	—	(1,372)	—

Interest expense	502	1,425	2,585	3,882
Interest (income)	(63)	(33)	(171)	(213)
Income before income taxes	4,632	4,365	20,298	11,037

Income taxes	917	1,604	5,275	3,322
Net income	$3,715	$2,761	$15,023	$7,715

Per share data:

Basic earnings per share:	$0.33	$0.31	$1.48	$0.88
Weighted average number of common shares outstanding (in thousands)	11,301	8,771	10,151	8,767

Diluted earnings per share:	$0.32	$0.31	$1.46	$0.88
Weighted average number of common shares outstanding (in thousands)	11,432	8,806	10,277	8,800

Cash dividends declared per share	$0.05	$0.03	$0.15	$0.09

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Operating activities
Net income	$15,023	$7,715
Adjustments to reconcile net income to net provided by operating activities:
Depreciation and amortization	7,253	7,372
Provision for deferred income taxes	462	104
Gain on sale of assets	(1,352)	—
Unrealized intercompany foreign currency transaction (gain)	(1,439)	(1,276)
Changes in operating assets and liabilities:
Accounts receivable	256	487
Notes receivable	2,682	1,350
Inventories	(26,374)	(11,606)
Prepaids/other assets	1,094	(2,984)
Accounts payable	(473)	3,324
Accrued expenses	3,690	(1,365)
Accrued postretirement benefits	(334)	(308)
Net cash provided by operating activities	488	2,813

Investing activities
Capital expenditures	(3,615)	(2,715)
Proceeds from sale of assets	3,629	—
Purchase of Bridgeport kneemill technical information	—	(5,000)
Purchase of minority interest in Hardinge Taiwan	—	(110)
Purchase of U-Sung Co., Ltd.	—	(5,071)
Purchase of Canadian entity net of cash acquired	(238)	—
Net cash (used in) investing activities	(224)	(12,896)

Financing activities
(Decrease) increase in short-term notes payable to bank	(158)	2,227
(Decrease) increase in long-term debt	(50,237)	9,252
Net proceeds from issuance of common stock	55,946	—
Net (purchases) of treasury stock	(89)	(83)
Dividends paid	(1,590)	(796)
Net cash provided by financing activities	3,872	10,600

Effect of exchange rate changes on cash	628	146
Net increase in cash	4,764	663

Cash at beginning of period	6,762	6,552

Cash at end of period	$11,526	$7,215

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2007

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.  The Company operates in only one business segment — industrial machine tools.

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

The Company does recognize share-based compensation expense in relation to restricted stock awards issued prior to January 1, 2006 and thereafter. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Shares at beginning of period	164,500	146,250	143,000	193,750
Shares granted	—	—	49,500	3,000
Units granted	14,500	—	14,500	—
Shares vested	(3,000)	(1,081)	(29,000)	(29,815)
Intrinsic value of shares vested (in millions)	—	—	$0.4	$0.5
Shares cancelled, forfeited or exercised	(2,000)	(2,169)	(4,000)	(23,935)
Shares and units at end of period	174,000	143,000	174,000	143,000

The Company amortizes compensation expense for restricted stock and units over the vesting period of the grant. Total share-based compensation expense on restricted stock and units for the three months and nine months ended September 30, 2007 was $78,167 and $217,665, respectively. Total share-based compensation expense on restricted stock and units for the three months and nine months ended September

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE B—STOCK-BASED COMPENSATION (Continued)

30, 2006 was $40,793 and $98,237, respectively. There were a total of 174,000 shares or units of restricted stock outstanding at September 30, 2007. The compensation cost not yet recognized on these restricted shares and units as of September 30, 2007 was $1.7 million, which will be amortized over a weighted average term of 3.7 years.

A summary of the stock option activity under the Incentive Stock Plan is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Options at beginning of period	87,000	162,119	136,119	184,288
Options granted	—	—	—	—
Options cancelled, forfeited or exercised	(50,510)	—	(99,629)	(22,169)
Weighted average price per share	$11.48	—	$12.84	$15.52
Options at end of period	36,490	162,119	36,490	162,119
Weighted average price per share	$12.04	$13.37	$12.04	$13.37

The following characteristics apply to the Plan stock options that are fully vested, as of September 30, 2007:

Number of options outstanding that are currently exercisable	36,490
Weighted-average exercise price of options currently exercisable	$12.04
Aggregate intrinsic value of options currently exercisable (in millions)	$0.8
Weighted-average contractual term of currently exercisable	5.63	yrs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE C—WARRANTIES (Continued)

A reconciliation of the changes in the Company’s product warranty liability during the three month and nine month periods ended September 30, 2007 and 2006 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands )		(in thousands)

Beginning balance	$2,061	$1,809	$1,957	$1,503
Provision for warranties	695	336	1,822	1,330
Warranties settlement costs	(698)	(420)	(1,718)	(1,190)
Other — currency translation impact	65	(17)	62	65
Quarter end balance	$2,123	$1,708	$2,123	$1,708

NOTE D—INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2007	2006
	(in thousands )
Finished products	$80,288	$61,389
Work-in-process	33,524	32,061
Raw materials and purchased components	48,692	39,384
	$162,504	$132,834

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

Each quarter, the Company estimates its full year tax rate for jurisdictions not subject to valuation allowances based upon its most recent forecast of full year anticipated results and adjusts year-to-date tax expense to reflect its full year anticipated tax rate. The effective tax rate was 19.8% and 26.0% for the three months and nine months ended September 30, 2007. The anticipated full year tax rate has been affected by the following discrete period items, both of which occurred in the third quarter of 2007: a decrease in the amount of unrecognized tax benefits and a nontaxable gain in the UK.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE E— INCOME TAXES —(Continued)

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  “Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109” (“FIN 48”).  As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings. This adjustment reflects the net difference between related balance sheet accounts before applying FIN 48, and then as measured pursuant to the provisions of FIN 48.  In addition, the Company derecognized $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided.  The valuation allowance was also reduced by $1.46 million as part of the adoption of FIN 48.  As of September 30, 2007, the total liability for uncertain income tax benefits was $0.4 million.  If recognized, essentially all of the uncertain tax benefits and related interest would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

Additionally, the adoption of FIN 48 resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in the Company’s Consolidated Balance Sheet. The adoption of FIN 48 did not have a significant impact on the Consolidated Statement of Operations for the quarter ended September 30, 2007.

The Company records interest and penalties on tax reserves as income tax expense in the financial statements.  For the quarter ended September 30, 2007 a nominal interest expense was recorded; the Company currently does not have a liability for tax penalties.   As of September 30, 2007, there was $0.1 million of accrued interest related to uncertain tax positions included in the liability for uncertain tax positions.

During the quarter ended September 30, 2007, the Company recorded a decrease of $0.1 million in unrecognized tax benefits due to settlements with tax authorities.

The tax years 2003 to 2006 remain open to examination by United States taxing authorities, and for the Company’s other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2001 to 2006 generally remain open to routine examination by foreign taxing authorities.

On April 1, 2007, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a “three factor formula” comprised of payroll, property and sales, to one which uses only sales.  The law also provides for a lowering of the general corporate income tax rate.  These changes are fully effective for the tax year 2007 and thereafter.  As a result of this significant change in expected state income tax rates to the Company, the Company has reduced its net deferred tax assets by $3.1 million.  Concurrently with this action, the Company has also reduced its valuation allowance by $3.1 million due to this item.  Both items were recorded in the quarter ended June 30, 2007.

During the quarter ended September 30, 2007, the Company was not required to record a tax provision of $0.4 million due to the disposition of a capital asset by the UK subsidiary. Due to capital asset indexation, most of the realized gain was not taxable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Three months ended September 30,		Nine months ended September 30,

	2007	2006	2007	2006
	(in thousands except per share data )		(in thousands except per share data )
Net income	$3,715	$2,761	$15,023	$7,715
Numerator for basic earnings per share	3,715	2,761	15,023	7,715
Numerator for diluted earnings per share	3,715	2,761	15,023	7,715
Denominator:
Denominator for basic earnings per share
-weighted average shares	11,301	8,771	10,151	8,767
Effect of diluted securities:
Restricted stock and stock options	131	35	126	33
Denominator for diluted earnings per share
-adjusted weighted average shares	11,432	8,806	10,277	8,800

Basic earnings per share	$0.33	$0.31	$1.48	$0.88
Diluted earnings per share	$0.32	$0.31	$1.46	$0.88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE H—REPORTING COMPREHENSIVE INCOME (LOSS)

During the three and nine month periods ended September 30, 2007 and 2006, the components of total comprehensive income (loss) consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(in thousands )		(in thousands)
Net Income	$3,715	$2,761	$15,023	$7,715
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	5,682	(1,510)	6,050	6,400
Pension liability adjustment, net of tax	(406)	7	(473)	(414)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	11	16	47	(42)
Net investment hedges	(220)	330	(157)	(561)
Other comprehensive income (loss)	5,067	(1,157)	5,467	5,383
Total Comprehensive Income	$8,782	$1,604	$20,490	$13,098

Accumulated balances of the components of other comprehensive income (loss) consisted of the following at September 30, 2007 and December 31, 2006:

	Accumulated balances
	September 30,	Dec. 31,
	2007	2006
	(in thousands )
Accumulated Other Comprehensive Income (Loss):
Minimum pension liability (net of tax of $4,124 and $4,041, respectively)	$(6,664)	$(6,191)
Implementation of SFAS 158 on Retirement related plans (net of tax of $1,181 and $1,181, respectively)	(11,944)	(11,944)
Foreign currency translation adjustments	21,710	15,660
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges, (net of tax of $634 and $642, respectively)	634	587
Net investment hedges, (net of tax of $715 and $715, respectively)	(3,522)	(3,365)
Accumulated Other Comprehensive Income (Loss)	$214	$(5,253)

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

The total carrying amount of goodwill was $22.0 million as of September 30, 2007 and $19.1 million as of December 31, 2006.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE  I—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

added $0.5 million to goodwill.  The acquisition of a Canadian entity in April of 2007 added $2.8 million to goodwill. The Company completed a valuation of intangibles acquired from the Canadian entity and other purchase adjustments in the third quarter of 2007 that decreased the goodwill by $0.9 million. The purchase price of the Canadian entity was approximately $2.3 million and the assumption of certain liabilities. The results of this entity are included in the Company’s results of operations since the acquisition date of April 30, 2007. The asset value of the goodwill increased by $1.0 million and $1.0 million, respectively, during the three month and nine month periods ended September 30, 2007 due to the increased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

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

Other net intangible assets include $4.1 million for the technical information of the Bridgeport knee-mill purchased in January 2006, which is being amortized over ten years, $0.7 million for intangibles acquired with the Canadian entity and $0.6 million for patents and non-competition agreements.

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

A summary of the components of net periodic pension costs for the Company for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands )		(in thousands )
Service cost	$1,048	$825	$3,143	$2,475
Interest cost	2,045	1,900	6,135	5,699
Expected return on plan assets	(1,864)	(2,243)	(6,793)	(6,729)
Amortization of prior service cost	(35)	(33)	(92)	(98)
Amortization of transition asset	(94)	(93)	(295)	(278)
Amortization of loss	301	347	904	1,041
Net periodic cost	$1,401	$703	$3,002	$2,110

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE  J—PENSION AND POST RETIREMENT PLANS (Continued)

A summary of the components of net postretirement benefits costs for the consolidated company for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in thousands )		(in thousands)
Service cost	$8	$8	$23	$25
Interest cost	36	39	108	116
Amortization of prior service cost	(126)	(126)	(379)	(379)
Amortization of loss	2	10	5	31
Net periodic (benefit) cost	$(80)	$(69)	$(243)	$(207)

The expected contributions to be paid during the year ending December 31, 2007 to the domestic defined benefit plan are $1.5 million.  Contributions to the domestic plan as of September 30, 2007 and 2006 were $1.1 million and $1.8 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2007 to the foreign defined benefit plans are $2.2 million.  For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of September 30, 2007 and 2006, $1.8 million and $1.7 million of contributions have been made to the foreign plans, respectively. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

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

In particular, the Company’s New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination.  The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles, which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study for the Koppers Pond portion of the Kentucky Avenue Wellfield site.  The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Well Field Superfund site, including releases into and in the vicinity of the Koppers Pond (the “Pond”).  The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

NOTE K—COMMITMENTS AND CONTINGENCIES  (Continued)

A substantial portion of the Pond is located on the Company’s property.  The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., has agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was originally estimated to be between $0.3 million and $0.8 million. The consultants now believe the range may be $0.6 million to $0.8 million. The Company increased its established reserve to $0.08 million (our minimum portion of the RI/FS study). The PRPs are currently developing the RI with the consultants that they have retained.

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

NOTE  L—STOCK OFFERING

On April 25, 2007, the Company completed its public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses.  Hardinge used these funds to repay indebtedness under its U.S. overdraft and revolving line of credit facilities. On September 30, 2007 Hardinge had 11,476,916 shares of common stock outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2007

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

PART I. ITEM 2

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

Our primary business is designing, manufacturing and distributing high precision computer controlled metal cutting turning, grinding, and milling machines, and related accessories. We are geographically diversified with manufacturing facilities in the U.S and Switzerland and assembly operations in Taiwan, China and the United Kingdom, with sales to most industrialized countries. Approximately 65% of our net sales are to customers outside North America and approximately 57% of our employees are located outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level compared to industry measures of market activity.

The U.S. market activity metric most closely watched by our management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase our products. One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published in various trade journals

Other key performance indicators are geographic distribution of sales and orders, income from operations, working capital changes, and debt level trends.  In an industry where constant product technology development has led to an average life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese yen, Euro, and Swiss franc to be central to competitive pricing in all of our markets. Also, we translate the financial results of our Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. dollars for consolidation and financial reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. dollar may significantly affect comparative data. We also purchase computer controls and other components from suppliers throughout the world, and our purchase costs reflect these foreign currency exchange rate changes.

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

Results of Operations

Summarized selected financial data for the three and nine months ended September 30, 2007 and 2006:

	Three months ended					Nine months ended
	September 30,					September 30,
	2007	2006	Change		% Change	2007	2006	Change		% Change
	(dollars in thousands, except per share data)
Orders	$83,410	$92,203	$(8,793)		(9.5)%	$264,985	$261,316	$3,669		1.4%
Net sales	$83,683	$79,243	$4,440		5.6%	$260,359	$233,197	$27,162		11.6%
Gross profit	26,166	24,014	2,152		9.0%	83,433	70,503	12,930		18.3%
Selling, general and administrative expenses	22,467	18,257	4,210		23.1%	62,093	55,797	6,296		11.3%
Income from operations	3,699	5,757	(2,058)		(35.7)%	21,340	14,706	6,634		45.1%
Net income	3,715	2,761	954		34.6%	15,023	7,715	7,308		94.7%
Diluted earnings per share	$0.32	$0.31	$0.01		3.2%	$1.46	$0.88	0.58		65.9%
Weighted average shares outstanding (in thousands)	11,432	8,806	2,626		29.8%	10,277	8,800	1,477		16.8%
Gross profit as % of net sales	31.3%	30.3%	1.0 pts			32.0%	30.2%	1.8 pts
Selling, general and administrative expenses as % of sales	26.8%	23.0%	3.8 pts			23.8%	23.9%	(0.1 pts	)
Income from operations as % of net sales	4.4%	7.3%	(2.9pts	)		8.2%	6.3%	1.9 pts
Net income as % of net sales	4.4%	3.5%	.9pts			5.8%	3.3%	2.5 pts

Orders:   The table below summarizes orders by geographical region for the three and nine months ended September 30, 2007 compared to the same periods in 2006:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	(dollars in thousands)
Orders from Customers in:	2007	2006	% Change	2007	2006	% Change
North America	$28,861	$36,433	(21)%	$87,870	$99,615	(12)%
Europe	39,068	40,387	(3)%	124,875	104,992	19%
Asia & Other	15,481	15,383	1%	52,240	56,709	(8)%
	$83,410	$92,203	(10)%	$264,985	$261,316	1%

Orders for the three months ended September 30, 2007 were $83.4 million; a decrease of $8.8 million or 10% compared to the three months ended September 30, 2006.  Orders for the nine months ended September 30, 2007 were $265.0 million; an increase of $3.7 million or 1% compared to the nine months ended September 30, 2006.

North American orders decreased 21% for the third quarter of 2007 compared to the third quarter of 2006 primarily because the 2006 orders included significant levels of orders received at the September, 2006 International Manufacturing Technology Show. The IMTS show is held every other year. As discussed in the prior quarter, the Company continues to invest in the restructuring of our distribution network in regions where results have under performed.

European orders decreased 3% for the third quarter of 2007 in comparison to a strong third quarter in 2006. Year to date orders are up 19%. In the quarter and year to date, our overall order growth has been negatively impacted by lower growth rates in the UK, where we have a significant market presence, in comparison to the rest of Europe where growth rates have been greater. Beginning with the third quarter of 2006, we experienced a significant increase in our order levels driven by growth in demand for machine tools. For the last five quarters, our orders have averaged $41 million per quarter.

Asia & Other orders increased 1% for the quarter and decreased 8% on a year to date basis. The primary driver to performance has been uneven demand patterns in the region, which distorts comparability quarter to quarter. On a year to date basis, excluding the impact of a single, large $6.0 million turbine blade grinder order, Asia and Other would have increased 3%. The growth in the region is driven by China demand, which increased 9% in the current quarter over prior year and increased 10% on a year to date basis.

Net Sales.  The table below summarizes net sales by geographical region for the three and nine months ended September 30, 2007 compared to the same periods in 2006:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	(dollars in thousands)
Net Sales to Customers in:	2007	2006	% Change	2007	2006	% Change
North America	$31,397	$29,709	6%	$91,990	$87,136	6%
Europe	38,040	26,917	41%	117,684	87,825	34%
Asia & Other	14,246	22,617	(37)%	50,685	58,236	(13)%
	$83,683	$79,243	6%	$260,359	$233,197	12%

Net sales for the three months ended September 30, 2007 were $83.7 million; an increase of $4.4 million or 6% compared to the three months ended September 30, 2006.  Net sales for the nine months ended September 30, 2007 were $260.4 million; an increase of $27.2 million or 12% compared to the nine months ended September 30, 2006.

The increase in North American net sales for the third quarter and year to date in 2007 compared to the same periods in 2006 resulted from a strong demand for grinding products offset by a reduction in turning products.

The increase in the net sales in Europe resulted from continued strong growth in all product categories for both the quarter and year to date in 2007 compared to the same periods in 2006.

           The decrease in net sales in Asia & Other for the quarter resulted primarily from reductions in milling and turning products. The decrease in milling products is a result of shipments of turbine blade grinders of $1.8 million and $6.0 million, respectively, for the third quarter and year to date of 2006, which did not repeat in 2007. The decrease in turning products is a result of shipments to two China customers for specialty application turning machines, which amounted to $4.1 million for the quarter and year to date of 2006, which did not repeat in 2007. Excluding the impact of these shipments, net sales in the third quarter of 2007 compared to 2006 would have decreased $2.5 million, while on a year to date basis, net sales would have increased $2.5 million.  Import compliance and supply chain issues have extended lead times and as a result delayed shipments as local assembly backlog in China has increased by $4.6 million since the end of the first quarter of 2007.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the third quarter of 2007, the U.S. dollar strengthened by .4% against the New Taiwanese dollar, while it weakened by 7.3% against the Canadian dollar, 3.3% against the Swiss Franc, 7.9% against the British Pound Sterling, 8.0% against the Euro, and 5.4% against the Chinese Renminbi compared to the average rates during the same period in 2006.   During the first nine months of 2007, the U.S. dollar strengthened by 1.8% against the New Taiwanese dollar, while it weakened by 2.8% against the Canadian dollar, 3.4% against the Swiss Franc, 9.3% against the British Pound Sterling, 8.1% against the Euro, and 4.5% against the Chinese Renminbi compared to the average rates for the first nine months of 2006. The net of these foreign currencies relative to the U.S. dollar was a favorable translation impact of $3.1 million and $8.1 million on net sales for the three and nine months ended September 30, 2007 compared to the same periods in 2006.

 Net sales of machines accounted for 73% and 74% of consolidated net sales for the three months and nine months ended September 30, 2007, compared to 74% and 72%, respectively, for the same periods in 2006. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

 Gross Profit.  Gross profit for the three months ended September 30, 2007 was $26.2 million, an increase of $2.2 million or 9% compared to the three months ended September 30, 2006.  Gross profit for the nine months ended September 30, 2007 was $83.4 million, an increase of $12.9 million or 18% compared to the nine months ended September 30, 2006.  The increased gross profit is primarily due to the increased sales levels discussed above, and improved product mix. Additionally, the strengthening of foreign currencies relative to the U.S. dollar had a favorable translation impact of $0.9 million and $2.4 million on gross profit for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Gross profit percentage for the three and nine months ended September 30, 2007 was 31.3% and 32.0% of net sales, respectively, compared to 30.3% and 30.2% of net sales for the three and nine months ended September 30, 2006, respectively.  The increase in gross profit percentage resulted from changes in channel and product mix.

           Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $22.5 million, or 26.8% of net sales for the third quarter of 2007, an increase of $4.2 million or 23% compared to $18.3 million or 23.0% of net sales for the third quarter of 2006.  SG&A expenses were $62.1 million or 23.8% of net sales for the nine months ended September 30, 2007, an increase of $6.3 million or 11% compared to $55.8 million or 23.9% of net sales for the nine months ended September 30, 2006.  The increase in SG&A for the third quarter of 2007 compared to the third quarter of 2006 is primarily attributable to: $1.6 million due to the expansion of direct sales teams in the United States, Canada, and China; a decrease in net foreign exchange gains of $1.5 million; other costs of $0.5 million; and the strengthening of foreign currencies relative to the U.S. dollar, which had an unfavorable translation effect of $0.6 million. The year to date increase for SG&A in 2007 compared to 2006 is primarily attributable to: $2.9 million due to expansion of direct sales teams in the United States, Canada and China; the strengthening of foreign currencies relative to the U.S. dollar, which had an unfavorable translation effect of $1.8 million; and $1.6 million in other costs.

Gain on Sale of Assets.  During the quarter, the company sold a facility in Exeter, England and recorded a $1.4 million gain as a result of the sale.

Income from Operations.   Income from operations was $3.7 million, or 4.4% of net sales for the three months ended September 30, 2007, compared to $5.8 million or 7.3% of net sales for the three months ended September 30, 2006.  Income from operations was $21.3 million or 8.2% of net sales for the nine months ended September 30, 2007, compared to $14.7 million or 6.3% of net sales for the nine months ended September 30, 2006.

          Interest Expense & Interest Income.   Net interest expense was $0.4 million and $2.4 million for the three months and nine months ended September 30, 2007, respectively, compared to $1.4 million and $3.7 million for the same periods in 2006, respectively. The decrease for the third quarter of 2007 compared to the third quarter of 2006 was primarily due to the reduction of long-term debt resulting from the sale of $55.9 million of common stock as previously disclosed in filings with the Securities and Exchange Commission.

         Income Taxes.  The provision for income taxes was $0.9 million and $5.3 million for the three and nine months ended September 30, 2007, compared to $1.6 million and $3.3 million for the three and nine months ended September 30, 2006.  The effective tax rate was 19.8%, and 26.0% for the three months and nine months ended September 30, 2007, compared to 36.7% and 30.1% for the same periods of 2006. The primary driver for the differences in the effective tax rates was the mix of earnings by country. Additionally, the effective tax rates for 2007 include the non-taxable gain on the sale of the Exeter facility previously discussed.

         Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2007 effective income tax rate to be in the range of 26% to 28%.

         In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under FAS109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) of the U.S. operations for 2007 or 2006 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

        Net Income.  Net income for the three months ended September 30, 2007 was $3.7 million, or 4.4% of net sales, compared to $2.8 million, or 3.5% of net sales for the three months ended September 30, 2006.  Net income for the nine months ended September 30, 2007 was $15.0 million or 5.8% of net sales, compared to $7.7 million or 3.3% of net sales for the nine months ended September 30, 2006.  Basic and diluted earnings per share for the three months ended September 30, 2007 were $0.33 and $0.32, respectively, compared to $0.31 and $0.31, respectively, for the three months ended September 30, 2006. Basic and diluted earnings per share for the nine months ended September 30, 2007 were $1.48 and $1.46, respectively, compared to $0.88 and $0.88, respectively, for the nine months ended September 30, 2006. Earnings per share were impacted by our issuance of 2,553,000 shares on April 25, 2007. There were 1.5 million more weighted average shares outstanding at September 30, 2007 following the Company’s common stock offering.

Liquidity and Capital Resources

       At September 30, 2007 cash and cash equivalents were $11.5 million compared to $6.8 million at December 31, 2006.  The current ratio at September 30, 2007 was 3.45:1 compared to 3.22:1 at December 31, 2006.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

       Cash flow provided by (used in) operating and investing activities for the nine months ended September 30, 2007 compared to the same period in 2006 are summarized in the table below:

	Nine months ended September 30, (in thousands)
	2007	2006
Net cash provided by operating activities	$488	$2,813
Cash flow (used in) investing activities	$(224)	$(12,896)
Capital expenditures (included in investing activities)	$(3,615)	$(2,715)

        Net cash provided by operating activities was $0.5 million for the nine months ended September 30, 2007 compared to $2.8 million for the same period in 2006. This represents a decrease in cash provided by operating activities of $2.3 million, primarily due to the increase investment in inventories.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2007 compared to $12.9 million for the same period in 2006.  Investing activities for the nine months ended September 30, 2007 were primarily related to capital expenditures for routine maintenance offset by proceeds of $3.6 million for the sale of the facility in Exeter, England. The Company completed the acquisition of a Canadian distributor for $0.3 million in the second quarter of 2007 for a total purchase price of $2.3 million and the assumption of certain liabilities. The higher investing activities in 2006 were primarily related to the $5.1 million payment for the purchase of U-Sung Co., Ltd., which owned the land and building previously leased by Hardinge Taiwan; the purchase of the technical information of the Bridgeport knee-mill machine tool business for $5.0 million; payment of $0.1 million on the purchase of the 49% interest in Hardinge Taiwan acquired in the fourth quarter of 2005, and capital expenditures of $2.7 million.

Cash Flow Provided by Financing Activities:

       Cash flow provided by financing activities for the nine months ended September 30, 2007 and 2006 are summarized in the table below:

	Nine months ended September 30, (in thousands)
	2007	2006
(Decrease) increase in long-term debt	$(50,237)	$9,252
(Decrease) increase in short-term notes payable to bank	(158)	2,227
Net proceeds from issuance of common stock	55,946	—
Net (purchases) of treasury stock	(89)	(83)
Dividends paid	(1,590)	(796)
Net cash provided by financing activities	$3,872	$10,600

        Cash flow provided by financing activities was $3.9 million for the nine months ended September 30, 2007 compared to $10.6 million for the same period in 2006.  The Company received net proceeds of $55.9 million from its public offering of common stock, which was used to repay indebtedness under its U.S. overdraft and revolving debt outstanding, including notes payable

Credit Facilities:

         The Company maintains a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2011, provides for borrowings of up to $70.0 million, secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65% of its investment in its major subsidiaries.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s Debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.15% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  The Company had borrowings of $5.0 million under this agreement at September 30, 2007.

         The Company also has a term loan, maturing in January 2011, with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  At September 30, 2007, the balance of the term loan was $13.6 million with quarterly principal payments of $1.3 million from 2007 through June 2010.

         The Company maintains an $8.0 million unsecured short-term line of credit from a bank with interest based on current prime.  At September 30, 2007 borrowings under this line of credit were $4.0 million.

          The Company’s Swiss subsidiaries maintain unsecured overdraft facilities with commercial banks, providing borrowing up to 16.1 million Swiss francs, which is equivalent to approximately $13.8 million at September 30, 2007.  The borrowing limits on these facilities are reduced 0.1 million Swiss francs or approximately $0.1 million per quarter. At September 30, 2007, there were no borrowings under the overdraft facilities.  The Company’s Swiss subsidiaries also have loan agreements with a Swiss bank, which are secured by the real property owned by the Swiss subsidiaries, which provide for borrowings up to 11.3 million Swiss francs, which is equivalent to approximately $9.6 million at September 30, 2007. The borrowing limits on these facilities are reduced 0.3 million Swiss francs or approximately $0.2 million per year.  At September 30, 2007, there were no borrowings under the mortgage facilities.

        The Company’s U.K. subsidiary maintains an overdraft facility with a bank, providing borrowings up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at September 30, 2007.  At September 30, 2007, there were no borrowings under this facility.  The Company’s U.K. subsidiary also had a mortgage debt in the amount of 0.8 million pounds sterling, which was equivalent to approximately $1.6 million at June 30, 2007.  The Company sold the Exeter, England facility in the third quarter of 2007 and paid off the mortgage loan.

       The Company’s Taiwan subsidiary has mortgage debt in the amount of 162.0 million New Taiwanese dollars which is equivalent to approximately $4.8 million. This credit facility is secured by the real property owned by the Taiwan subsidiary. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwan dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.   The Company was in compliance with all financial covenants at September 30, 2007.

 In aggregate, these and other borrowing agreements provide for borrowing availability of up to $120.5 million, of which $27.4 million was borrowed at September 30, 2007.  The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

On April 25, 2007, the Company completed a common stock offering, which resulted in the sale of 2,553,000 shares of common stock for net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and estimated offering expenses.  Hardinge used the net proceeds to repay indebtedness under its U.S. overdraft and revolving line of credit facilities.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2006 Form 10K.

This report contains forward-look statements within the meaning of the federal securities laws. Such statements are based upon information known to management at this time.  The company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the company’s ability to control, and in many cases the company cannot predict what factors would cause actual results to differ materially from those indicated.  Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company’s entry into new product and geographic markets, the company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations.  Any forward-looking statement should be considered in light of these factors.  The company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

PART I.

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

              There have been no material changes to our market risk exposures during the first nine months of 2007.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

               The Company’s management, with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007 and has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007.  There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

                None

Item 1.a.  Risk Factors

              There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

               The following table provides information about issuer repurchases of our common stock by month for the quarter ended September 30, 2007:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share
July 1 - July 31, 2007	205	$37.54
August 1 - August 31, 2007	3,753	$32.13
September 1 - September 30, 2007	16,773	$35.92
Total	20,731

The above shares were repurchased as part of the Company’s Stock Incentive Plan to satisfy tax withholding obligations or payment for the exercise of stock options.

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

Hardinge Inc.

November 9, 2007	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

November 9, 2007	By:	/s/ Charles R. Trego, Jr.
Date		Charles R. Trego, Jr.
Senior Vice President/CFO
(Principal Financial Officer)

November 9, 2007	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Corporate Controller
(Principal Accounting Officer)