Form 10-K
period 2007-12-31
HARDINGE INC
filed 2008-03-17
CIK 313716

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(607) 734-2281
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities pursuant to section 12(b) of the Act: None

Securities pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value per share Perferred stock purchase rights	NASDAQ Stock Exchange (Name of exchange on which registered)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was $371.2 million, based on the closing price of common stock on the NASDAQ stock exchange on June 30, 2007.

         There were 11,484,544 shares of Hardinge stock outstanding as of February 29, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Hardinge Inc.'s Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission on or about March 31, 2008 are incorporated by reference to Part III of this Form 10K.

PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive office is located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The principal executive office is located in Chemung County, New York, which is on the south-central border of upstate New York.

        Our website, www.hardinge.com, provides links to all of the Company's filings with the Securities and Exchange Commission. A copy of the 10-K is available on the website or can be obtained free of charge by contacting the Investor Relations Department at our principal executive office. Alternatively, such reports may be accessed at the Internet address of the SEC, which is www.sec.gov, or at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information about the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

        We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled material-cutting machines. The Company has nine wholly owned subsidiaries.

Canadian Hardinge Machine Tool, Ltd
Hardinge China, Limited
Hardinge GmbH
Hardinge Machine Tools, Ltd.
Hardinge Machine (Shanghai) Co., Ltd.
Hardinge Taiwan Precision Machinery Limited
Hardinge Technology Systems, Inc
HTT Hauser Tripet Tschudin AG
L. Kellenberger & Co. AG	Mississauga, Ontario, Canada
Hong Kong, People's Republic of China
Krefeld, Germany
Leicester, England
Shanghai, People's Republic of China
Nan Tou City, Taiwan, Republic of China
Elmira, New York
Biel, Switzerland
St. Gallen, Switzerland

        We have manufacturing facilities located in Chemung County, New York; St. Gallen, Switzerland; Biel, Switzerland; Nan Tou City, Taiwan; and Shanghai, People's Republic of China. We manufacture the majority of the products we sell.

        Unless otherwise mentioned or unless the context requires otherwise, all references to "Hardinge", "we", "us", "our", "the Company" or similar references mean Hardinge Inc. and its predecessors together with its subsidiaries. The Company changed its name in 1995 from Hardinge Brothers, Inc. to Hardinge Inc.

Products

        We supply high precision computer controlled material-cutting turning machines, grinding machines, and vertical machining centers, and accessories related to those machines. We believe our products are known for accuracy, reliability, durability and value.

        We have been a manufacturer of industrial-use high precision and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from either bar stock or a rough-formed part by moving multiple cutting tools against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by our machines, those dimensions are often measured in millionths of an inch. We consider Hardinge to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to very close dimensions.

        Grinding is a machining process in which a part's surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of our Kellenberger subsidiary are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been previously partially completed on a lathe. The grinding machines of Kellenberger, which are manufactured in both computer and manually controlled models, are generally purchased by the same type of customers as other Hardinge equipment and further our ability to be a primary source for our customers.

        Our Kellenberger precision grinding technology is complemented by the Hauser, Tripet and Tschudin grinding brands. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and mold-making applications. Tripet and Tschudin product technology is focused on the specialized grinding of cylindrical parts when the customer requires high volume production. Our Tschudin and Tripet machines are generally equipped with automatic loading and unloading mechanisms for the part being machined. These loading and unloading mechanisms significantly reduce the level of involvement a machine operator has to perform in the production process.

        Machining centers cut material differently than a turning machine. These machines are designed to remove material from stationary, prismatic or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. We supply a broad line of machining centers addressing a range of sizes, speeds and powers.

        Our machines are generally computer controlled and use commands from an integrated computer to control the movement of cutting tools, grinding wheels, part positioning, and in the case of turning and grinding machines, the rotation speeds of the part being shaped. The computer control enables the operator to program operations such as part rotation, tooling selection and tooling movement for a specific part and then store that program in memory for future use. The machines are able to produce parts while left unattended when connected to automatic bar-feeding, robotics equipment, or other material handling devices designed to supply raw materials and remove machined parts from the machine.

        New products are critical to our growth plans. We gain access to new products through internal product development, acquisitions, joint ventures, license agreements and partnerships. Products are introduced each year to both broaden our product offering and to take advantage of new technologies available to us. These technologies generally allow our machines to run at higher speeds and with more power, thus increasing their efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another. Generally, our machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites and exotic materials.

        We believe that our commitment to offering a complete line of products for our customers is what differentiates Hardinge from most other suppliers in the machine tool market. Our product line ranges from basic, cost-effective machines to machines that are among the most capable and technically advanced in the market today. This allows our customers to source products from us regardless of whether their focus is on price or performance.

        On many of our machines, multiple options are available which allow customers to customize their machines to their specific operating performance and cost objectives. We produce machines for stock with popular option combinations for immediate delivery, as well as design and produce machines to specific customer requirements. In addition to our machines, we provide the necessary tooling, accessories and support services to assist customers in maximizing their return on investment.

        The sale of repair parts is important to our business. Certain parts on machines wear over time or break through misuse. Customers will buy parts from us throughout the life of the machine, which is generally measured in multiple years. There are thousands of machines in operation in the world for which we provide those repair parts and in many cases the parts are available exclusively from us.

        In addition, we offer an extensive line of workholding, toolholding and other industrial support products, which may be used on both our machines and those produced by others. We consider our company to be a worldwide leader in the design and manufacture of workholding devices for turning equipment. In addition to our traditional products, we are expanding our range of industrial products that are utilized on milling machines. With our strong growth in milling over the last few years, milling accessories and industrial products will fit well in our product offering.

        We offer various warranties on our equipment and consider post-sale support to be a critical element of our business. Warranties on machines typically extend for twelve months after purchase. Services provided include operation and maintenance training, in-field maintenance, and in-field repair. We offer these post sales support services on a paid basis throughout the life of the machine.

Sales, Markets and Distribution

        We sell our products in most industrialized countries of the world through a combination of distributors, agents and manufacturers' representatives. In certain areas of the United States, Canada, China, Germany, and the United Kingdom, we also use a direct sales force. Generally, distributors have exclusive rights to sell our products in a defined geographic area.

        Our distributors operate independent businesses, purchase products from us at discounted prices and maintain inventories of these products for their customers, while agents and representatives sell products on our behalf and receive commissions on sales. Our comission schedule is adjusted to reflect the level of marketing and aftermarket support offered by our distributors. Our direct sales personnel earn a fixed salary plus commission.

        Sales through distributors are made only on standard commercial open account terms or through letters of credit and are not included in our financing programs discussed below. Distributors take title to products when risk of loss transfers from Hardinge and they do not have any special return privileges.

        In the past Hardinge provided financing terms of up to seven years for qualified end user customers to purchase equipment, primarily in the United States and Canada. These contracts were backed by liens and security agreements.

        We discontinued providing financing for North America in 2002 and began outsourcing long-term customer financing to third party leasing companies. However, on a case by case basis, we continue to offer long-term customer financing in some of our foreign operations. Further, we occasionally offer special interest rates to customers as part of our marketing efforts. The amount of the charge from the third party financing company for these special programs is treated as a discount to sales at the time of the contract. There are no repurchase or remarketing agreements with these third parties.

        Our non-machine products are sold in the United States mainly through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira headquarters. In most cases, we are able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. We can package and ship items with heavy demand within several hours. In other parts of the world, these products are sold on either a direct sales basis or through distributor arrangements associated with machine sales.

        We promote recognition of our products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, we market our non-machine products through publication of general catalogues and other targeted catalogues, which we distribute to existing and prospective customers. We have a substantial presence on the internet at www.hardinge.com where customers can obtain information about our products and place orders for workholding products.

        A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by us include aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

        No single customer accounted for more than 5% of consolidated sales in 2007 or 2006, however in 2005, one customer accounted for approximately 6% of consolidated sales. We do not believe that the lost of any single customer, or any few customers, would have an adverse material effect on our business segment.

        Hardinge Inc. operates in a single business segment, industrial machine tools.

Competitive Conditions

        In our industry, the barriers to entry for competition vary based on the level of product performance required. For the products with the highest performance in terms of accuracy and productivity, the barriers are generally technical in nature. For basic products, often the barriers are not technical; they are tied to effective sales, distribution and support required by customers. Another significant barrier in the global machine tool industry is the high level of working capital that is required to operate the business in terms of inventory and accounts receivable.

        We compete in the various segments of the machine tool market within the products of turning, milling, grinding and workholding. We compete with numerous vendors in each market segment we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as Mori-Seiki, Mazak, Nakamura Tome, and Okuma, which are based in Japan, and DMG, which is based in Germany. Competition in our more standard turning and milling equipment, including our base-line products, comes to some degree from those companies as well as Hyundai, Kia, and Daewoo, which are based in South Korea, Haas and Fadal, which are based in the U.S., and several smaller Taiwanese and Korean companies. Our cylindrical grinding machines compete primarily with Studer, a Swiss Company owned by the Korber Group from Germany, Voumard, based in Switzerland, and Toyoda and Shigia, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore, which is based in the U.S., and some Japanese suppliers. Our accessories products compete with many smaller companies.

        The overall number of our competitors providing product solutions serving our market segments may increase. Also, the composition of competitors may change as we broaden our product offerings and the geographic markets we serve. As we expand into new market segments, we will face competition not only from our existing competitors but from other competitors as well, including existing companies with strong technological, marketing and sales positions in those markets. In addition, several of our competitors may have greater resources, including financial, technical and engineering resources, than we do.

Sources and Availability of Components

        We manufacture and assemble our lathes, machining centers, knee-mills, and related products at our Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and HTT products are produced at our Biel, Switzerland facility. We produce machining centers and lathes at both Hardinge Taiwan in Nan Tou, Taiwan and Hardinge Machine (Shanghai) Co. in Shanghai, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. Although a number of our operations are highly integrated, we purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and we have not experienced a serious supply interruption in past years. We did experience supply constraints with a Taiwanese contract manufacturer for milling products. This has been remedied as of January 2007 as a result of the contract manufacturer's relocation to a new facility providing additional capacity.

        A major component of our computer controlled machines is the computer and related electronics package. We purchase these components for our lathes and machining centers primarily from Fanuc Limited, a large Japanese electronics company and Heidenhain, a Germany control supplier. We supply controls from Siemens, another German control manufacturer, on certain machine models in our line of machining centers. We also offer Heidenhain and Fanuc controls on our grinding machines. While we believe that design changes could be made to our machines to allow sourcing from several other existing suppliers, and we occasionally do so for special orders, a disruption in the supply of the computer controls from one of our suppliers could cause us to experience a substantial disruption of our operations, depending on the circumstances at the time. We purchase parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

Research and Development

        Our ongoing research and development program involves creating new products, modifying existing products to meet market demands, and redesigning existing products, both to add new functionality and to reduce the cost of manufacturing. The research and development departments throughout the world are staffed with experienced design engineers with varying levels of education, from technical through doctoral degrees.

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $10.6 million, $9.8 million and $9.1 million, in 2007, 2006, and 2005, respectively.

Patents

        Although Hardinge Inc. holds several patents with respect to certain of its products, we do not believe that our business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        Hardinge's business, and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, our quarterly results are subject to fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our U.S. and European customers' plants and our policy of closing our New York and Switzerland facilities for two weeks during the third quarter. As a result, our third-

quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

        The ability to deliver products within a short period of time is an important competitive criterion. We must have inventory on hand to meet customers' delivery expectations, which for standard machines are typically from immediate to eight weeks delivery. Meeting this requirement is especially difficult with products made in Taiwan, where delivery is extended due to ocean travel times, depending on the location of the customer. This creates a situation where we must have inventory of finished machines available in our major markets.

        We deliver many of our machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases the customer usually observes and inspects the parts being made on the machine at the Company's facility before it is shipped and the timing of the sale is dependent upon the customer's schedule. Therefore, sales from quarter-to-quarter can vary depending upon the timing of those customers' acceptances and the significance of those orders.

        We feel it is important, where practical, to provide readily available workholding and replacement parts for the machines we sell and we carry inventory at levels sufficient to meet these customer requirements.

Governmental Regulations

        We believe that our current operations and our current uses of property, plant and equipment conform in all material respects to applicable laws and regulations.

Governmental Contracts

        No material portion of our business is subject to government contracts.

Environmental Matters

        Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental matters.

        Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Activities at properties we own or previously owned and on adjacent areas have resulted in environmental impacts.

        In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, we received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Kentucky Avenue Wellfield site. The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Wellfield Superfund site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc.,the Potentially Reponsible Parties (the "PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS has been estimated to be between $0.3 million and $0.8 million. We have established a reserve of $0.08 million for our portion of the study. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. The timing of further activities by the PRPs depends on the EPA's review of the Revised RI/FS.

        Until receipt of this notice, we had never been named as a PRP at the site or received any requests for information from the EPA concerning the site. Environmental sampling on our property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that our operations or property have or are contributing to the contamination. Since the RI/FS has not commenced, the Company has not established, other than as discussed above, a reserve for any potential costs relating to this site, as it is too early in the process to determine our responsibility, if any, or to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available, that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulation, which are subject to extensive regulatory discretion, will result in material liabilities to us.

Employees

        As of December 31, 2007 Hardinge Inc. employed 1,519 persons, 638 of whom were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Management believes that relations with its employees are good.

Foreign Operations and Export Sales

        Information related to foreign and domestic operations and sales is included in Note 7 to the Consolidated Financial Statements contained in this Annual Report. We believe that our manufacturing subsidiaries operate in countries in which the economic climate is relatively stable.

        Our strategy has been to diversify our sales and operations geographically so that the impact of economic trends in different regions can be balanced.

Item 1A.—RISK FACTORS

        The various risks related to the Company's business include the risks described below. The business, financial condition or results of operations of Hardinge Inc. could be materially adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in the Form 10-K are not the only ones to which we are exposed. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Changes in general economic conditions and the cyclical nature of our business could harm our operating results.

        Our business is cyclical in nature, following the strength and weakness of the manufacturing economies in the geographic markets in which we serve. As a result of this cyclicality, we have experienced, and in the future, we can be expected to experience, significant fluctuations in sales and operating income, which may affect our business, operating results, financial condition and the market price of our common shares.

        The following factors, among others, significantly influence demand for our products:

  •
  Fluctuations in capacity at both OEMs and job shops;

  •
  The availability of skilled machinists;

  •
  The need to replace machines that have reached the end of their useful life;

  •
  The need to replace older machines with new technology that increases productivity, reduces general manufacturing costs, and machines parts in a new way;

  •
  The evolution of end-use products requiring machining to more specific tolerances;

  •
  Our customers' use of new materials requiring machining by different processes;

  •
  General economic and manufacturing industry expansions and contractions; and

  •
  Changes in manufacturing capabilities in developing regions.

Our competitive position and prospects for growth may be diminished if we are unable to develop and introduce new and enhanced products on a timely basis that are accepted in the market.

        The machine tool industry is subject to technological change, rapidly evolving industry standards, changing customer requirements and improvements in and expansion of product offerings, especially with respect to computer-controlled products. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors relative to our ability to compete and prospects for growth. Moreover, if technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Developments by others may render our products or technologies obsolete or noncompetitive. Failure to effectively introduce new products or product enhancements on a timely basis could materially adversely affect our business, operating results and financial condition.

We rely on a single supplier or a limited number of suppliers to obtain certain components, sub-assemblies, assemblies and products. The loss of any of these suppliers may cause us to incur additional costs, result in delays in manufacturing and delivering our products or cause us to carry excess or obsolete inventory.

        Some components, sub-assemblies or assemblies we use in the manufacturing of our products are purchased from a single supplier or a limited number of suppliers. For example, a large Japanese company and two European companies supply the computer and related electronics package used in our CNC machines. In addition, some of the products we sell are purchased by us from a single supplier. Our purchases from these suppliers are generally not made pursuant to long-term contracts and are subject to additional risks associated with purchasing products internationally, including risks associated with potential import restrictions and exchange rate fluctuations, as well as changes in tax laws, tariffs and freight rates. Although we believe that our relationships with these suppliers are good, there can be no assurance that we will be able to obtain these products from these suppliers on satisfactory terms indefinitely.

        We believe that design changes could be made to our machines to allow sourcing of components, sub-assemblies, assemblies or products from several other suppliers; however, a disruption in the supply from any of our suppliers could cause us to experience a material adverse effect on our operations

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

        We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2007, approximately 66% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. These factors include:

  •
  Changes in political, regulatory, legal or economic conditions;

  •
  Restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where we do business);

  •
  Disruptions of capital and trading markets;

  •
  Changes in import or export licensing requirements;

  •
  Transportation delays;

  •
  Economic downturns, civil disturbances or political instability;

  •
  Geopolitical turmoil, including terrorism or war;

  •
  Currency restrictions and exchange rate fluctuations;

  •
  Changes in labor standards;

  •
  Limitations on our ability under local laws to protect our intellectual property;

  •
  Nationalization and expropriation;

  •
  Changes in domestic and foreign tax laws;

  •
  Difficulty in obtaining distribution and support; and

  •
  Major health concerns.

        Moreover, international conflicts are creating many economic and political uncertainties that are affecting the global economy. Escalation of existing international conflicts or the occurrence of new international conflicts could severely affect our operations and demand for our products.

We may face trade barriers that could have a material adverse effect on our results of operations and result in a loss of customers or suppliers.

        Trade barriers established by the United States or other countries may interfere with our ability to offer our products in those markets. We manufacture a substantial portion of our products overseas and sell our products throughout the world. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes or other trade barriers upon the importation or exportation of our products or supplies, any of which could have a material adverse effect on our results of operations and financial condition. Competition and trade barriers in those countries could require us to reduce prices, increase spending on marketing or product development, withdraw or not enter certain markets or otherwise take actions adverse to us.

        In addition, our subsidiaries may require future equity-related financing, and any capital contributions to certain of our subsidiaries may require the approval of the relevant authorities in the jurisdiction in which the subsidiary is incorporated. Those approvals may be required from the investment commissions or similar agencies of the particular jurisdiction and relate to any initial or additional equity investment by foreign entities in local corporations.

        In all jurisdictions in which we operate, we are also subject to the laws and regulations that govern foreign investment and foreign trade, which may limit our ability to repatriate cash as dividends or otherwise.

Our business is highly competitive, and increased competition could reduce our sales, earnings and profitability.

        The markets in which our machines and other products are sold are extremely competitive and highly fragmented. In marketing our products, we compete primarily with other businesses on quality, reliability, price, value, delivery time, service and technological characteristics. We compete with a number of U.S., European and Asian competitors, many of which are larger, have greater financial and other resources and are supported by governmental or financial institution subsidies. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our earnings.

        The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product innovations that could put us at a disadvantage. If we are unable to compete successfully against other manufacturers in our marketplace, we could lose customers, and our sales may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers or that we will be able to continue to compete successfully in our core markets. While we believe our product lines compete effectively in their markets, we may not continue to do so.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

        Our strategy includes increasing our product offerings and the markets we serve through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

  •
  Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

  •
  Diversion of management's attention from normal daily operations of the business;

  •
  Potential difficulties in completing projects associated with in-process research and development;

  •
  Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

  •
  Initial dependence on unfamiliar supply chains or relatively small supply partners;

  •
  Difficulties in predicting market demand for acquired products and technologies and the resultant risk of acquiring excess or obsolete inventory;

  •
  Insufficient revenues to offset increased expenses associated with acquisitions; and

  •
  The potential loss of key employees of the acquired companies.

        Acquisitions may also cause us to:

  •
  Issue common stock that would dilute our current shareholders' percentage ownership;

  •
  Increase our level of indebtedness;

  •
  Assume liabilities;

  •
  Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

  •
  Incur amortization expenses related to certain intangible assets;

  •
  Incur large and immediate write-offs and restructuring and other related expenses; and

  •
  Become subject to litigation.

        Acquisitions are inherently risky, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities and personnel to an inability to do so. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

If we are unable to access additional capital on favorable terms, our liquidity, business and results of operations could be adversely affected.

        At December 31, 2007, we had immediate access to up to $119.8 million of consolidated borrowing capacity, of which $27.8 million had been borrowed. In the future, we may need to incur additional borrowing capacity or increase the amount of debt outstanding.

        The ability to raise financial capital, either in public or private markets or through commercial banks, is critical to our current business and future growth. Our business is generally working capital intensive requiring a long cash-out to cash-in cycle. In addition, we will rely on the availability of longer-term debt financing or equity financing to make investments in new opportunities. Our access to the financial markets could be adversely impacted by various factors including the following:

  •
  Changes in credit markets that reduce available credit or the ability to renew existing facilities on acceptable terms;

  •
  A deterioration in our financial condition that would violate current covenants or prohibit us from obtaining additional capital from banks, financial institutions, or investors;

  •
  Extreme volatility in credit markets that increases margin or credit requirements; and

  •
  Volatility in our results that would substantially increase the cost of our capital.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations.

        Our international operations generate sales in a number of foreign currencies including Swiss Francs, Chinese Renminbi, British Pound Sterling, Canadian Dollars, New Taiwan Dollars, and Euros. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar. In addition, our purchases of components in Yen, Euros, New Taiwan Dollars, Swiss Francs, and Chinese RMB are affected by inter-currency fluctuations in exchange rates.

        We prepare our financial statements in U.S. dollars in accordance with U.S. GAAP, but a sizable portion of our revenue and operating expenses are in foreign currencies. As a result, we are subject to significant risks, including:

  •
  Foreign exchange risks resulting from changes in foreign exchange rates and the implementation of exchange controls; and

  •
  Limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

        Changes in exchange rates will result in increases or decreases in our costs and earnings, and may also affect the book value of our assets located outside of the United States and the amount of our invested equity. Although we may seek to decrease our currency exposure by engaging in hedges against significant transactions and balance sheet currency exposures where we deem it appropriate, we do not hedge against translation risks. We cannot assure you that any efforts to minimize our risk to currency movements will be successful. To the extent we sell our products in markets other than the market in which they are manufactured, currency fluctuations may result in our products becoming too expensive for customers in those markets.

Prices of some raw materials, especially steel and iron, fluctuate, which can adversely affect our sales, costs, and profitability.

        We manufacture products with a relatively high iron castings or steel content, commodities for which worldwide prices fluctuate and have recently increased significantly. The availability of and prices for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases, they cannot. If raw material prices increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our business, results of operations and financial condition.

Our quarterly results may fluctuate based on customer delivery requirements.

        Our quarterly results are subject to significant fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. With individual machines priced as high as $750,000 and several machines frequently sold together as a package, a request by a customer to delay shipment at quarter end could significantly affect our quarterly results. Historically, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our customers' plants and our policy of closing our U.S. and Swiss facilities during two weeks in July or August. As a result, our third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

Our expenditures for post-retirement pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect or we are required to use different assumptions.

        We provide defined benefit pension plans to eligible employees. Our pension expense, the funding status of our plans and related charges to equity for the amount of under funding, and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. For pension accounting purposes in our U.S. based plan, which is the largest of our plans, an 8.50% rate of return was assumed on pension plan assets for consideration of contributions for future years. The discount rate was 6.77% at December 31, 2007 compared to 6.02% at December 31, 2006.

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

        The discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year is based upon the available market rates for high quality, fixed income investments. A change in the discount rate would impact the funded status of our plans. An increase to the discount rate would reduce the future pension expense and conversely, a lower discount rate would raise the future pension expense.

        Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we may be required to make a cash contribution of approximately $8.4 million to our U.S. pension plan in 2008 and approximately $2.4 million to the foreign plans in 2008. If our current assumptions and estimates are not correct, a contribution in years beyond 2008 may be more or less than the projected 2008 contribution.

        In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2007, the excess of consolidated projected benefit obligations over plan assets was $1.9 million and the plan assets exceeded the consolidated accumulated benefit obligations by $10.4 million.

        Employees hired by our U.S. operating company after March 1, 2004 are no longer eligible for the defined benefit plan. The United Kingdom's defined benefit plan was closed to new entrants in April 2005. These employees are provided a defined contribution plan instead.

If we are unable to attract and retain skilled employees to work at our manufacturing facilities our operations and growth prospects would be adversely impacted.

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

        The technology within our products change and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, we may have to write off unusable inventory at some time in the future, which may adversely affect our results of operations and financial condition.

Major changes in the economic situation of our customer base could require us to write off significant parts of our receivables from customers.

        In difficult economic periods, our customers lose work and find it difficult if not impossible to pay for products purchased from us. Although appropriate credit reviews are done at the time of sale, rapidly changing economic conditions can have sudden impacts on customers' ability to pay. We were especially exposed to this bad debt risk when we sold a substantial percentage of our products on time payment contracts underwritten by us. This practice was discontinued in North America in 2002, however we still run the risk of bad debt on existing time payment contracts and open accounts. If we write off significant parts of our customer accounts or notes receivable because of unforeseen changes in their business condition, it would adversely affect our results of operations, financial condition, and cash flows.

If we suffer loss to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

        Our factories, facilities and distribution system are subject to catastrophic loss due to fire, flood, terrorism or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our facilities in Southeast Asia are located in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility.

We rely in part on independent distributors and the loss of these distributors could adversely affect our business.

        In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs and inaccuracies in such forecasts could adversely affect our business.

        We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or labor hired to minimize the effect of the lost revenue on our business.

We could face potential product liability claims relating to products we manufacture, which could result in us having to expend significant time and expense to defend these claims and to pay material settlement amounts.

        We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage; however, we may not be able to obtain such insurance on acceptable terms in the future, if at all, or obtain insurance that will provide adequate coverage against potential claims. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

Current employment laws or changes in employment laws could increase our costs and may adversely affect our business.

        Various federal, state and foreign labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements and costs to terminate or layoff employees. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

  •
  minimum wages;

  •
  mandated health benefits;

  •
  paid leaves of absence;

  •
  mandatory severance payments; and

  •
  tax reporting.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

        Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental matters.

        Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Activities at properties we own or previously owned and on adjacent areas have resulted in environmental impacts.

        In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, we received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Kentucky Avenue Wellfield site. The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Wellfield Superfund site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc.,the Potentially Responsible Parties (the "PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS has been estimated to be between $0.3 million and $0.8 million. We have established a reserve of $0.08 million for our portion of the study. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. The timing of further activities by the PRPs depends on the EPA's review of the Revised RI/FS.

        Until receipt of this notice, we had never been named as a PRP at the site or received any requests for information from the EPA concerning the site. Environmental sampling on our property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that our operations or property have or are contributing to the contamination. Since the RI/FS has not commenced, the Company has not established, other than discussed above, a reserve for any potential costs relating to this site, as it is too early in the process to determine our responsibility, if any, or to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available, that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulation, which are subject to extensive regulatory discretion, will result in material liabilities to us.

The loss of current members of our senior management team and other key personnel may adversely affect our operating results.

        The loss of senior management and other key personnel could impair our ability to carry out our business plan. We believe our future success will depend in part on our ability to attract and retain highly skilled and qualified personnel. The loss of senior management and other key personnel may adversely affect our operating results as we incur costs to replace the departing personnel and potentially lose opportunities in the transition of important job functions.

If we fail to maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.

        Effective internal controls are necessary for us to provide reliable financial reports, to prevent fraud and to operate successfully as a publicly traded company. Our efforts to maintain an effective system of internal controls may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future. Ineffective internal controls subject us to regulatory scrutiny and a loss of confidence in our reported financial information, which could have an adverse effect on our business and would likely have a negative effect on the trading price of our common stock.

Item 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Owned Properties:
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, and Turnkey Systems	4 acres 41,500 sq. ft.

Location	Type of Facility	Square Footage	Lease Expiration Date
Leased Properties:
Horseheads, New York	Warehouse	64,480 sq. ft.	12/31/08
Elmira, New York	Warehouse	55,999 sq. ft.	3/31/09
Shanghai, People's Republic of China	Product Assembly, Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	53,529 sq. ft.	2/28/09
Leicester, England	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
Biel, Switzerland	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	19,375 sq. ft.	6/30/08
Mississauga, Canada	Sales, Service, Demonstration, Administration, and Warehouse	15,109 sq. ft.	7/31/12
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	8/01/11
Raamsdonksveer, Netherlands	Sales, Service, and Demonstration	10,226 sq. ft.	9/15/11
Krefeld, Germany	Sales, Service, Demonstration, and Administration	10,172 sq. ft.	7/31/10
Exeter, England	Administration	3,460 sq. ft.	12/20/09

ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which we are currently involved, individually or in the aggregate, is anticipated to be material to our financial condition, results of operations, or cash flows.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2007, no matters were submitted to a vote of security holders.

PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Stock Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

	2007			2006
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$28.35	$14.32	$0.05	$18.20	$14.24	$0.03
June 30,	36.68	22.32	0.05	17.17	14.00	0.03
September 30,	40.13	25.07	0.05	16.00	12.68	0.03
December 31,	38.48	12.67	0.05	15.72	12.85	0.05

        At March 10, 2008, there were 3,287 holders of record of common stock.

Issuer Purchases of Equity Securities

        There were no issuer repurchases of the Company's common stock for the quarter ended December 31, 2007.

Share Repurchase Program

        At the February 19, 2008 Board of Directors meeting, the Board approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. As of March 10, 2008, we have repurchased 45,500 shares of our common stock at an average price of $12.72.

Performance Graph

        The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of eight peer issuers. Said peer group includes Circor International Inc., Flow International Corp., Hurco Companies Inc., Kadant Inc., Kaydon Corp., Magnetek Inc., NN Inc., and Sun Hydraulics Corp. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2002. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., The NASDAQ Composite Index
And A Peer Group

*
$100 invested on 12/31/02 in stock or index—including reinvestment of dividends.

Fiscal year ending December 31.	12/02	12/03	12/04	12/05	12/06	12/07
Hardinge Inc.	100.00	140.56	162.12	212.57	186.50	209.61
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
Peer Group	100.00	134.88	158.75	167.60	214.40	265.85

ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2007	2006	2005	2004	2003
STATEMENT OF OPERATIONS DATA
Net sales	$356,322	$326,621	$289,925	$232,054	$185,302
Cost of sales	248,911	226,470	199,642	162,376	130,698

Gross profit	107,411	100,151	90,283	69,678	54,604
Selling, general and administrative expense	84,520	77,054	74,723	57,184	47,731

Operating income	22,891	23,097	15,560	12,494	6,873
(Gain) on sale of assets	(1,372)	—	—	—	—
Interest expense	3,051	5,294	4,284	2,660	2,917
Interest (income)	(224)	(713)	(569)	(533)	(500)

Income before income taxes, minority interest in (profit) of consolidated subsidiary, and profit in investment of equity company	21,436	18,516	11,845	10,367	4,456
Income taxes 1	6,510	4,566	2,373	3,542	14,667
Minority interest in (profit) of consolidated subsidiary	—	—	(2,466)	(2,433)	(1,257)
Profit in investment of equity company	—	—	—	—	184

Net income (loss) 1	$14,926	$13,950	$7,006	$4,392	$(11,284)

PER SHARE DATA:
Weighted average number of Common shares outstanding—basic	10,442	8,770	8,761	8,745	8,708
Basic earnings (loss) per share	$1.43	$1.59	$0.80	$0.50	$(1.30)

Weighted average number of Common shares outstanding—diluted	10,562	8,809	8,822	8,773	8,708
Diluted earnings (loss) per share	$1.41	$1.58	$0.79	$0.50	$(1.30)

Cash dividends declared per share	$0.20	$0.14	$0.12	$0.03	$0.02

BALANCE SHEET DATA
Working capital	$189,464	$156,994	$126,421	$122,181	$103,280
Total assets	361,828	330,660	300,276	286,311	245,707
Total debt	27,819	77,861	67,114	42,868	23,301
Shareholders' equity	255,145	157,109	138,993	150,000	139,086

(1)
2003 results include a non-cash charge for income tax expense of $12,905 to provide a valuation allowance for the Company's U.S. deferred tax assets as required by FAS 109.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    The Company's primary business is designing, manufacturing, and distributing high-precision computer controlled material-cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Approximately 66% of our 2007 sales were to customers outside of North America, 70% of our 2007 products were manufactured outside of North America, and 58% of our employees were outside of North America.

        Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

        The U.S. market activity metrics most closely watched by management have been: reporting of material-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers; and machine tool consumption as reported annually by Gardner Publications in the Metalworking Insiders Report. In 2007, industry-wide orders for material-cutting machine tools reported by the AMT increased 7.5% versus 2006. In 2006, orders increased by 29% over 2005. The AMT's statistics are reported on a voluntary basis from member companies. The report includes material-cutting machines of all types and sizes, including segments where we do not compete. Machine tool consumption data as reported by the Metalworking Insiders Report shows a decline in consumption in the U.S. of 3% for 2007 and a 5% increase in 2006. Management's belief is that Metalworking Insiders Report is more indicative of market performance. We use both of these metrics as an indication of overall market trends.

        Similar information regarding machine tool consumption (domestic production plus imports, less exports) in foreign countries is published in various trade journals. In China, the world's largest market, consumption increased by 17% in 2007 versus 2006, and increased by 20% in 2006 versus 2005. In Germany, the third largest market, consumption measured in local currencies increased by 29% in 2007 versus 2006, and it decreased by 6% when comparing 2006 to 2005. In the United Kingdom, machine tool consumption measured in pound sterling increased by 6% in 2007 versus 2006, and increased by 9% in 2006 versus 2005.

        Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the Company's products. One such measurement is the PMI (formerly called the Purchasing Manager's Index), as reported by the Institute for Supply Management. Another measurement is capacity utilization for manufacturing companies, as reported by the Federal Reserve Board. We are not aware of comparably reliable measures of foreign demand or customer activity.

        Non-machine sales which includes collets, accessories, repair parts, and service revenue have typically accounted for between 25% to 30% of overall sales and are an important part of our business, especially in the U.S. where Hardinge has an installed base of thousands of machines. Sales of these products do not vary on a year-to-year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

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

        On April 25, 2007, the Company completed a public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On December 31, 2007 and 2006, we had 11,479,916 and 8,836,875 shares of common stock outstanding, respectively.

Results of Operations

2007 Compared to 2006

        The following table summarizes certain financial data for 2007 and 2006:

	2007	2006	Change	% Change
	(dollars in thousands)
Net sales	$356,322	$326,621	$29,701	9.1%
Gross profit	107,411	100,151	7,260	7.2%
Selling, general and administrative expenses	84,520	77,054	7,466	9.7%
Income from operations	22,891	23,097	(206)	(.9)%
Net income	14,926	13,950	976	7.0%
Diluted earnings per share	$1.41	$1.58	$(0.17)	(10.8)%
Weighted average shares outstanding (in thousands)	10,562	8,809	1,753	19.9%
Gross profit as % of net sales	30.1%	30.7%	(0.6) pts
Selling, general and administrative expenses as % of sales	23.7%	23.6%	0.1 pts
Income from operations as % of net sales	6.4%	7.1%	(0.7) pts
Net income as % of net sales	4.2%	4.3%	(0.1) pts

        Net Sales.    Net sales for 2007 were $356.3 million, a $29.7 million or 9% increase over 2006 sales of $326.6 million. Net sales increased in North America and Europe offset by a decline in Asia, as shown below:

Sales to Customers in:	2007	2006	Change	% Change
	(dollars in thousands)
North America	$121,520	$118,157	$3,363	2.8%
Europe	165,144	127,507	37,637	29.5%
Asia & Other	69,658	80,957	(11,299)	(14.0)%

Total	$356,322	$326,621	$29,701	9.1%

        Under U.S. Accounting Standards, income statement items of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. The net of these foreign currency transactions had a favorable impact on sales of $13.1 million. Without the currency impact, sales for the year would have increased $16.6 million or 5% compared to 2006.

        For 2007, net sales growth was driven by increases in sales of all products: Grinding—16%, Milling—7%, Turning—2%, with continental Europe being the strongest market in all product lines. For the year, two-thirds of total net sales were to customers outside of North America.

        The reduction in net sales for "Asia & Other" was due to high shipment levels of specialty grinding machines in 2006 that did not recur in 2007.

        The geographic mix of sales as a percentage of total net sales is shown in the table below:

Sales to Customers in:	2007	2006	Percentage Point Change
North America	34.1%	36.2%	(2.1)
Europe	46.4%	39.0%	7.4
Asia & Other	19.5%	24.8%	(5.3)

Total	100.0%	100.0%

        Machine sales represented 74.8% of 2007 net sales, as compared to 73.3% of 2006 net sales. Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

        Orders:    The Company's new orders rose 4% to $360.5 million in 2007 compared to $347.8 million in 2006, as shown in the table below:

Orders from Customers in:	2007	2006	Change	% Change
	(dollars in thousands)
North America	$117,532	$124,652	$(7,120)	(5.7)%
Europe	170,916	146,924	23,992	16.3%
Asia & Other	72,092	76,265	(4,173)	(5.5)%

Total	$360,540	$347,841	$12,699	3.7%

        North American orders were down 6% compared to the prior year. This was driven by a weaker economy, and flat machine tool market. The result of these market conditions were further influenced in the short term by the Company's restructuring of its distribution channels which serve North American end users to a more direct sales organization.

        European orders for the full year increased $24.0 million or 16% for 2007 and remained strong throughout the year averaging more than $42 million per quarter. The company was particularly strong in its order performance in Germany, Switzerland, and Italy. Approximately $5.6 million of the full year growth in European orders is attributable to foreign currency translation changes. At $170.9 million, European orders accounted for nearly half of the Company's total order activity during 2007.

        "Asia and Other" order activity for the full year was down by 5% reflecting the impact of several large orders for automotive and turbine blade grinding applications from 2006 that did not recur in 2007.

        Order activity was excellent in the fourth quarter with increases across all of our markets in comparison to the fourth quarter 2006. Our order performance was driven by the strengthening of our global sales network coupled with a series of new product introductions during 2007. We anticipate growth in orders in 2008 will be more difficult with certain economies softening. However, we believe we are well positioned to gain market share based upon our strong array of product offerings and our extensive global sales and support channels.

        Gross Profit.    Gross profit was $107.4 million, or 30.1% of net sales in 2007, compared to $100.2 million, or 30.7% of net sales in 2006. The reduction in gross margin for 2007 was the result of a combination of factors: prior period accounting adjustments related to intercompany profits in inventory elimination and accounts payable which were recorded in the fourth quarter of 2007; the rebalancing of production volumes in our U.S. and Taiwan production facilities to address current market demand for certain products; higher price discounting related to plans to reduce our finished machine inventories and accelerate the phase-out of older product lines, and product and channel mix changes. Gross margin would have been approximately 30.6% without the impact of the aforementioned adjustments for prior years. The impact on net income after adjustments related to prior periods was not significant.

        Selling, General, and Administrative Expense.    Selling, general and administrative ("SG&A") expense for the year 2007 was $84.5 million, or 23.7% of net sales, compared to $77.1 million, or 23.6% of net sales, in 2006. SG&A expense as a percentage of net sales remained essentially flat in 2007 from 2006, reflecting our increased sales volume. The primary drivers for the $7.5 million increase in SG&A expense in 2007 are: $2.9 million related to the translation of foreign subsidiary financial statements into US dollars, $0.3 million in volume-related commission expenses, $0.5 million in additional provisions for bad debt expense, and the balance for increased selling and marketing expenses in support of our strategy to invest in and strengthen our sales channels.

        Income from Operations.    Income from operations in 2007 was relatively flat at $22.9 million compared to $23.1 million in 2006, but declined to 6.4% of net sales in 2007 from 7.1% in 2006.

        Gain on Sale of Assets.    During 2007, the company sold a facility in Exeter, England as part of integrating the Bridgeport operation into the existing business, and recorded a $1.4 million gain as a result of the sale.

        Interest Expense & Interest Income.    Interest expense includes interest payments under the Company's credit facility, unrealized and realized gains or losses on our interest rate swap agreement, and amortization of deferred financing costs associated with our credit facility.

        Interest expense for the year 2007 was $3.1 million, a decrease of $2.2 million, or 42% from 2006. The decrease reflects our decision to use the proceeds from the sale of $55.9 million of common stock in April 2007 to substantially reduce our long-term debt. Interest income was $0.2 million in 2007 compared to $0.7 million in 2006.

        Income Tax/Benefit.    Income tax expense in 2007 was $6.5 million compared to $4.6 million in 2006. The effective tax rate was 30.4% in 2007 and 24.7% in 2006. The increase in the effective rate is due to the non-reoccurrence of the 2006 favorable reduction in the tax rate at one of the Company's Swiss entities, a net increase in 2007 in our liability for uncertain tax benefits due to foreign tax positions and settlements, as well as a change in the mix of profits by country. The income tax expense fundamentally represents tax expense on profits in the Company's foreign subsidiaries.

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K. deferred tax asset for minimum pension liabilities and maintain a valuation allowance on our Canadian deferred tax asset for net operating loss carryforwards. Additionally, until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of our U.S. operations.

        In 2007, the valuation allowance decreased by $8.3 million. This was due to an increase of $0.9 million due to not recording a tax benefit on losses in the U.S. and Canada, a decrease of $5.5 million due to the reduction in minimum pension liabilities in the U.S. and the U.K. (recorded in Other Comprehensive Income), a decrease of $3.1 million due to a reduction in tax assets as a result of decrease in applicable U.S. state tax rates, and a decrease of $0.6 million due a reduction and a reversal of tax assets in accordance with FIN 48.

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

        Net Income.    Net income for 2007 was $14.9 million or 4.2% of net sales, compared to $14.0 million, or 4.3% of net sales in 2006. Basic and diluted earnings per share for 2007 were $1.43 and $1.41, respectively, compared to basic and diluted earnings per share of $1.59 and $1.58 in 2006. Earnings per share is impacted by the increase in average shares outstanding as a result of our stock offering in April 2007.

Results of Operations

2006 Compared to 2005

        The following table summarizes certain financial data for 2006 and 2005:

	2006	2005	Change	% Change
	(dollars in thousands)
Net sales	$326,621	$289,925	$36,696	12.7%
Gross profit	100,151	90,283	9,868	10.9%
Income from operations	23,097	15,560	7,537	48.4%
Income before income taxes	18,516	11,845	6,671	56.3%
Net income	13,950	7,006	6,944	99.1%
Gross profit as % of net sales	30.7%	31.1%	(0.4) pts
Income from operations as % of net sales	7.1%	5.4%	1.7 pts
Net income as % of net sales	4.3%	2.4%	1.9 pts

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

        Orders and Backlog:    The Company's new orders rose 19.8% to $347.8 million in 2006 compared to $290.4 million in 2005, as shown in the table below:

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

        The Company's December 31, 2006 backlog of $99.6 million was 27.4% above the adjusted December 31, 2005 backlog of $78.2 million. This was driven by strong order performance in the second half of the year.

        Gross Profit.    Gross profit was $100.2 million, or 30.7% of net sales in 2006, compared to $90.3 million, or 31.1% of net sales in 2005. The reduction in gross margin for 2006 resulted from differences in product mix, market mix, and distribution channels.

        Selling, General, and Administrative Expense.    Selling, general and administrative ("SG&A") expense for the year 2006 was $77.1 million, or 23.6% of net sales, compared to $74.7 million, or 25.8% of net sales, in 2005. The $2.4 million increase was primarily due to commission expenses of $1.4 million on higher volume, and $2.4 million, or a 3.2% increase related to continued expansion of the company's sales and support functions to manage growth in worldwide operations. This was partially offset by a reduction in bad debt expense of $1.4 million for customer notes receivable provisions that did not reoccur to the same levels in 2006.

        Income from Operations.    Income from operations increased by 48.4% to $23.1 million, or 7.1% of net sales in 2006 from $15.6 million, or 5.4% of net sales in 2005 primarily due to the increased sales level.

        Interest Expense & Interest Income.    Interest expense includes interest payments under the Company's credit facility, unrealized and realized gains or losses on our interest rate swap agreement and amortization of deferred financing costs associated with our credit facility.

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

        Interest income, primarily derived from previous years' internally financed customer sales, was $0.7 million in 2006 and $0.6 million in 2005.

        Income Tax/Benefit.    Income tax expense in 2006 was $4.6 million compared to $2.4 Million in 2005. The effective tax rate was 24.7% in 2006 and 20.0% in 2005. The increase in the effective rate is primarily due to the non-reoccurrence of the $0.4 million reduction in the tax valuation allowance in 2005 primarily in the U.K. as well as a change in the mix of profits by country. The 2006 effective tax rate was favorably affected by 3.7 percentage points due to a reduction in the tax rate at one of the Company's Swiss entities. This reduction resulted in revaluing previous deferred taxes. The income tax expense fundamentally represents tax expense on profits in the Company's foreign subsidiaries.

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

        Minority Interest In (Profit) of Consolidated Subsidiary.    Until December 27, 2005, the Company owned a 51% interest in Hardinge Taiwan Precision Machinery Limited, an entity that was recorded as a consolidated subsidiary. There is no minority interest reduction to consolidated net income in 2006 compared to a reduction of $2.5 million in 2005. This represented the minority stockholders' 49% share in the joint venture's net income.

        Net Income.    Net income for 2006 was $14.0 million or 4.3% of net sales, compared to $7.0 million, or 2.4% of net sales in 2005. Basic and diluted earnings per share for 2006 were $1.59 and $1.58, respectively, compared to basic and diluted earnings per share of $0.80 and $0.79 in 2005. The increase was the result of the factors described above.

Liquidity and Capital Resources

        The Company's principal capital requirements are to fund its operations, including working capital, the purchase and funding of improvements to its facilities, machines and equipment and to fund acquisitions.

        At December 31, 2007, cash and cash equivalents were $16.0 million, compared to $6.8 million at December 31, 2006. The current ratio at December 31, 2007 was 3.81:1 compared to 3.22:1 at December 31, 2006.

  Cash Flows from Operating Activities:

        As shown in the Consolidated Statements of Cash Flows, cash from operating activities was $7.3 million in 2007 compared to $6.7 million in 2006. This represents a increase in cash flows of $0.6 million.

        The table below shows the changes in cash flows from operating activities by component:

	Cash Flow from Operating Activities
	2007	2006	Change in Cash Flow
	(dollars in thousands)
Cash provided by/(used in):
Net income	$14,926	$13,950	$976
Provision for deferred taxes	250	(43)	293
Depreciation and amortization	9,446	9,545	(99)
(Gain) on sale of assets	(1,372)	—	(1,372)
Accounts receivable	5,560	(3,698)	9,258
Inventories	(21,448)	(10,471)	(10,977)
Notes receivable	2,495	869	1,626
Other assets	2,537	(2,516)	5,053
Accrued expenses	1,262	(3,362)	4,624
Accounts payable	(4,857)	4,254	(9,111)
Other	(1,494)	(1,804)	310

Cash provided by operating activities	$7,305	$6,724	$581

        In 2007, cash was provided primarily by net income, depreciation and amortization, accounts receivable, notes receivable and other assets. Cash was used for inventories, accounts payable and other operating activities. Increased net income is due primarily to higher net sales. The increased inventory levels are due to increased production levels.

  Cash Used In Investing Activities:

        The table below shows the changes in cash flows from investing activities by component:

	Cash Flow from Investing Activities
	2007	2006	Change in Cash Flow
	(dollars in thousands)
Cash (used in)/provided by:
Capital expenditures	$(5,582)	$(3,591)	$(1,991)
Proceeds from sale of assets	3,629	—	3,629
Purchase of minority interest in Hardinge Taiwan	—	(110)	110
Purchase of U-Sung, net of cash acquired	—	(5,071)	5,071
Purchase of Bridgeport knee-mill technical information	—	(5,000)	5,000
Purchase of Canadian entity	(240)	(2,043)	1,803

Net cash (used in) investing activities	$(2,193)	$(15,815)	$13,622

        Net cash used in investing activities was $2.2 million for 2007, compared to $15.8 million in 2006. Capital expenditures for 2007 were $5.6 million. Capital expenditures in 2007 included upgrades to our grinding assembly facility, updates to our overall information technology infrastructure and modest investment in manufacturing equipment. Capital expenditures for 2006 were $3.6 million which included retooling, reconfiguration and replacement of manufacturing equipment.

        Cash used in investing activities during 2007 was primarily related to capital expenditures offset by $3.6 million proceeds on the sale of a building in the UK.

        Cash used in investing activities during 2006 was primarily related to the $5.1 million payment for the purchase of U-Sung Co., Ltd., which owned the land and building previously leased by Hardinge Taiwan; the purchase of the technical information of the Bridgeport knee-mill machine tool business in the first quarter of 2006 for $5.0 million; and the purchase of a Canadian entity for $2.0 million.

  Cash Provided by Financing Activities:

        Net cash provided by financing activities for 2007 and 2006 are summarized in the table below:

	Cash Flow from Financing Activities
	2007	2006	Change in Cash Flow
	(dollars in thousands)
Cash provided by/(used in):
(Repayments)/borrowings on long-term debt	$(48,724)	$9,651	$(58,375)
Borrowings on short term notes payable	84,484	105,625	(21,141)
Repayments on short term notes payable	(86,026)	(105,198)	19,172
Net proceeds from issuance of common stock	55,946	—	55,946
Net (purchases) of treasury stock	(89)	(40)	(49)
Payments of dividends	(2,164)	(1,237)	(927)

Cash provided by financing activities	$3,427	$8,801	$(5,374)

        Cash provided by financing activities was $3.4 million for 2007, compared to $8.8 million for 2006. In April of 2007, the Company completed a public offering of 2,553,000 shares of common stock, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. In December 2006, the Company increased its dividend payout to $0.05 per share, thus an additional $0.9 million was paid out in dividends in 2007 compared to 2006.

        In January 2005, the Company negotiated a revised loan agreement with a group of U.S. banks and amended the Company's existing 2002 agreement. The amended agreement provided for a revolving loan facility allowing for borrowing of up to $40.0 million through January 2010 and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through March 2011. These loans were secured by substantially all of the Company's domestic assets, other than real estate, and a pledge of 65% of the Company's investment in its major subsidiaries. Interest charged on this debt was based on LIBOR plus a spread that varied depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.175% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the revolving loan facility.

        In November 2006, we executed our Second Amended and Restated Revolving Credit and Term Loan Agreement with a group of U.S. banks. The amendment and restated agreement increased the revolving loan facility from $40.0 million to $70.0 million. The amendment also increased the permitted debt to EBITDA ratio for certain portions of the term of the facility, lowered the variable commitment fee and borrowing rates at certain debt to EBITDA ratios, and provided for permitted annual acquisitions up to a certain amount. Additionally, mandatory prepayment of the term loans upon equity issuance and the fixed charge coverage ratio were both eased. Other terms and conditions remain essentially the same as the prior agreement. At December 31, 2007 and 2006, the outstanding balance on the amended revolving loan facility was $8.0 million and $43.2 million, respectively. At

December 31, 2007 and 2006, the outstanding balance on the term loan was $12.3 million and $20.4 million, respectively.

        We have an $8.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. At December 31, 2007 and 2006, the outstanding balance on this line was $2.8 million and $0.6 million, respectively. The agreement is negotiated annually and requires no commitment fee.

        We maintain a $1.6 million standby letter of credit, which expires March 31, 2008, for potential liabilities pertaining to self-insured workers compensation exposure. This standby letter of credit is renewed annually. In total, we had various bank letters of credit totaling $5.6 million at December 31, 2007.

        Our Kellenberger AG ("Kellenberger") subsidiary maintains a loan agreement with a Swiss bank providing for borrowing of up to 7.3 million Swiss francs, which is equivalent to approximately $6.4 million at December 31, 2007. This agreement is secured by the real property owned by Kellenberger. At December 31, 2007, there were no borrowings under this facility. At December 31, 2006, borrowings under this facility were $2.9 million.

        During 2005, Kellenberger entered into an amended unsecured overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which is equivalent to approximately $6.6 million at December 31, 2007. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2007 there was no outstanding balance under this facility and at December 31, 2006, the outstanding balance under this facility was $0.3 million.

        Our HTT subsidiary maintains a loan agreement with a Swiss bank providing for borrowings of up to 4.0 million Swiss Francs, which is equivalent to approximately $3.5 million at December 31, 2007. This agreement is secured by real property owned by HTT. There were no borrowings under this agreement at December 31, 2007 or 2006.

        HTT also maintains an unsecured overdraft facility with a commercial bank that permits borrowings of up to 8.5 million Swiss Francs, which is equivalent to approximately $7.5 million at December 31, 2007. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. There were no borrowings under this overdraft line at December 31, 2007. Borrowings were $3.7 million at December 31, 2006.

        Our Hardinge Machine Tools, Ltd. subsidiary maintains an overdraft facility that allows for borrowing up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at December 31, 2007. There were no borrowings under this facility at December 31, 2007 and 2006. Hardinge Machine Tool, Ltd. also had a mortgage agreement with a remaining loan balances of $1.6 million at December 31, 2006. The mortgage was paid off when the facility in the UK was sold during 2007.

        In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings of 153.0 million New Taiwanese dollars which is equivalent to approximately $4.7 million. At December 31, 2007 and 2006 borrowings under this agreement were $4.7 million and $5.2 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

        Certain of these debt agreements require, among other things, that we maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

        These facilities, along with other short-term credit agreements, provide for access of up to $119.8 million. Total consolidated outstanding borrowings at December 31, 2007 and 2006 were $27.8 million and $77.9 million, respectively.

        We were in compliance with all covenants at December 31, 2007 and 2006.

        We conduct some of our manufacturing, sales and service operations from leased space, with lease terms up to 10 years, and use certain data processing equipment under lease agreements expiring at various dates. Rent expense under these leases totaled $2.0 million, $2.2 million, and $3.0 million, during the years ended December 31, 2007, 2006, and 2005, respectively.

        The following table shows our future commitments in effect as of December 31, 2007 (in thousands):

	2008	2009	2010	2011	2012	Thereafter	Total
Notes payable and Debt payments	$8,456	$5,655	$2,655	$8,555	$555	$1,943	$27,819
Operating lease obligations	1,679	948	723	582	388	604	4,924
Purchase commitments	15,734	—	—	—	—	—	15,734
Standby letters of credit	5,597	—	—	—	—	—	5,597

        We have not included the liabilities for uncertain tax position in the above table as we can not make a reliable estimate of the period of cash settlement.

        We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2008.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        Our earnings are affected by changes in short-term interest rates as a result of our floating interest rate debt. However, due to our purchase of interest rate swap agreements, the effects of interest rate changes are limited. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $0.8 million in 2007 and $1.6 million in 2006, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements.

        Our operations consist of manufacturing and sales activities in foreign jurisdictions. We currently manufacture our products in the United States, Switzerland, Taiwan and China using production components purchased internationally, and we sell our products in those markets as well as other worldwide markets. The U.S. parent company purchases grinding machines manufactured in Switzerland by its two Swiss subsidiaries. Likewise, it purchases machining centers and other machines manufactured in Taiwan by its Taiwanese subsidiary and other Taiwanese manufacturers. Our subsidiaries in the U.K., Germany, Switzerland and Canada sell products in local currency to customers in those countries. Our Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result of these sales in various currencies and in various countries of the world, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. Our operating results are exposed to changes in exchange rates between the U.S. Dollar, Canadian Dollar, British Pound Sterling, Swiss Franc, Euro, New Taiwan Dollar, and Japanese Yen. To mitigate the short-term effect of changes in currency exchange rates on our functional currency based purchases and sales, we occasionally hedge by entering into foreign exchange forward contracts for amounts less than our projected three to six months of such purchase and sales transactions.

Discussion of Critical Accounting Policies

        The preparation of our financial statements requires the application of a number of accounting policies which are described in the notes to the financial statements. These policies require the use of assumptions or estimates, which, if interpreted differently under different conditions or circumstances, could result in material changes to the reported results. Following is a discussion of those accounting policies, which were reviewed with our audit committee, and which we feel are most susceptible to such interpretation.

        Accounts and Notes Receivable.    We assess the collectibility of our trade accounts and notes receivable using a combination of methods. We review large individual accounts for evidence of circumstances that suggest a collection problem might exist. Such situations include, but are not limited to, the customer's past history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and recent collection activities. On a case by case basis, we offer long-term customer financing in the form of notes receivable at some of our foreign operations. Our notes receivable in North America are limited to machine sales to end-user customers for years prior to 2003, and a security interest is normally maintained in the equipment sold under terms of those notes. In cases where repossession may be likely, we estimate the probable resale potential of the assets to be repossessed net of repossession, refurbishment and resale costs, and provide a reserve for the remaining receivable balance after realization of such proceeds. We provide a reserve for losses based on current payment trends in the economies where we hold concentrations of receivables and provide a reserve for what we believe to be the most likely risk of uncollectibility. In order to make these allowances, we rely on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

        Inventories.    We use a number of assumptions and estimates in determining the value of our inventory. An allowance is provided for the value of inventory quantities of specific items that are deemed to be excessive based on an annual review of past usage and anticipated future usage. While we feel this is the most appropriate methodology for determining excess quantities, the possibility exists that customers will change their buying habits in the future should their own requirements change. Changes in metal-cutting technology can render certain products obsolete or reduce their market value. We continually evaluate changes in technology and adjust our products and inventories accordingly, either by write-off or by price reductions. However, the possibility exists that a future technological development, currently unanticipated, might affect the marketability of specific products produced by the company.

        We include in the cost of our inventories a component to cover the estimated cost of manufacturing overhead activities associated with production of our products.

        We believe that being able to offer immediate delivery on many of our products is critical to our competitive success. Likewise, we believe that maintaining an inventory of service parts, with a particular emphasis on purchased parts, is especially important to support our policy of maintaining serviceability of our products. Consequently, we maintain significant inventories of repair parts on many of our machine models, including some which are no longer in production. Our ability to accurately determine which parts are needed to maintain this serviceability is critical to our success in managing this element of our business.

        Intangible Assets.    We have acquired other machine tool companies or assets of companies. When doing so, we have used outside specialists to assist in determining the value of assets acquired, and have used traditional models for establishing purchase price based on EBITDA multiples and present value of future cash flows. Consequently, the value of goodwill and other purchased intangible assets on our balance sheet have been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity.

        Net Deferred Tax Assets.    As specified in Statement of Financial Accounting Standards No. 109 (SFAS 109), we annually review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. We continue to record a valuation allowance against deferred tax assets in the U.S. and Canada.

        Retirement Plans.    We sponsor various defined benefit pension plans, defined contribution plans, and one postretirement benefit plan, all as described in Note 9 of the Consolidated Financial Statements. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

        We annually review the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive AA or AAA ratings by recognized rating agencies. We discounted our future plan liabilities for our U.S. plan using a rate of 6.77% and 6.02% at our plan measurement date of December 31, 2007 and 2006, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.93% and 3.18% at their measurement dates of December 31, 2007 and 2006, respectively.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. We used an expected rate of return of 8.50% and 8.50% at our measurement date of December 31, 2007 and 2006, respectively. We used rates of return appropriate for each country for our foreign plans which resulted in a blended expected rate of return of 5.05% and 4.94% at their measurement dates of December 31, 2007 and 2006, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of a quarter of a percentage point would increase U.S. pension expense by approximately $0.2 million and would change foreign pension plan expenses by lesser amounts.

New Accounting Standards

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 "Accounting for Income Taxes." The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings. This adjustment reflects the net difference between related balance sheet accounts before applying FIN 48, and then as measured pursuant to the provisions of FIN 48. In addition, we reversed $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided. The valuation allowance was also reduced by $1.46 million as part of the adoption of FIN 48. Additionally, the adoption of FIN 48 resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in our Consolidated Balance Sheet.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the "fair value option"). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our consolidated results of operations and financial condition.

        In June 2007, the FASB issued EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). This issue relates to the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards declared in fiscal years beginning after September 15, 2007. We are currently evaluating the impact of EITF 06-11 on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations (revised—2007)" (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed, and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008 and impacts business combinations after that date.

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
December 31, 2007

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

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1, 5, and 9 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock based compensation, on December 31, 2006, the Company changed its method of accounting for defined benefit pension and other postretirement benefits, and on January 1, 2007, the Company changed its method of accounting for uncertainty in income taxes.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting as of December 31, 2007.

/s/ Ernst & Young LLP

Buffalo, New York
March 17, 2008

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$16,003	$6,762
Accounts receivable, net	70,112	73,149
Notes receivable, net	2,671	4,930
Inventories	158,617	132,834
Deferred income tax	1,032	747
Prepaid expenses	8,573	9,216

Total current assets	257,008	227,638
Property, plant and equipment:
Land and buildings	63,890	62,850
Machinery, equipment and fixtures	108,193	104,812
Office furniture, equipment and vehicles	8,344	9,092

	180,427	176,754
Less accumulated depreciation	118,896	112,702

Net property, plant and equipment	61,531	64,052
Other assets:
Notes receivable	1,847	1,983
Deferred income taxes	306	246
Other intangible assets	11,927	11,849
Goodwill	22,841	19,110
Other	6,368	5,782

	43,289	38,970

Total assets	$361,828	$330,660

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In Thousands Except Share and Per Share Data)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$27,266	$31,462
Notes payable to bank	2,801	4,525
Accrued expenses	26,873	22,542
Accrued income taxes	2,754	3,640
Deferred income taxes	2,375	2,717
Current portion of long-term debt	5,655	5,758

Total current liabilities	67,544	70,644
Other liabilities:
Long-term debt	19,363	67,578
Accrued pension liability	8,145	26,814
Deferred income taxes	4,361	1,673
Accrued postretirement benefits	2,199	2,414
Derivative financial instruments	—	433
Accrued income taxes	1,054	—
Other liabilities	4,017	3,995

	39,139	102,907
Shareholders' equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued—none
Common stock, $.01 par value:
Authorized shares—20,000,000;
Issued shares—12,472,992 at December 31, 2007 and 9,919,992 at December 31, 2006	125	99
Additional paid-in capital	114,971	59,741
Retained earnings	128,838	116,438
Treasury shares—993,076 at December 31, 2007 and 1,083,117 shares at December 31, 2006	(13,023)	(13,916)
Accumulated other comprehensive income (loss)	24,234	(5,253)

Total shareholders' equity	255,145	157,109

Total liabilities and shareholders' equity	$361,828	$330,660

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In Thousands Except Per Share Data)
Net sales	$356,322	$326,621	$289,925
Cost of sales	248,911	226,470	199,642

Gross profit	107,411	100,151	90,283
Selling, general and administrative expense	84,520	77,054	74,723

Income from operations	22,891	23,097	15,560
(Gain) on sale of assets	(1,372)	—	—
Interest expense	3,051	5,294	4,284
Interest (income)	(224)	(713)	(569)

Income before income taxes and minority interest in (profit) of consolidated subsidiary	21,436	18,516	11,845
Income taxes	6,510	4,566	2,373
Minority interest in (profit) of consolidated subsidiary	—	—	(2,466)

Net income	$14,926	$13,950	$7,006

Per share data:
Basic earnings per share:
Weighted average number of common shares outstanding	10,442	8,770	8,761

Basic earnings per share	$1.43	$1.59	$0.80

Diluted earnings per share:
Weighted average number of common shares outstanding	10,562	8,809	8,822

Diluted earnings per share	$1.41	$1.58	$0.79

Cash dividends declared per share	$0.20	$0.14	$0.12

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Operating activities
Net income	$14,926	$13,950	$7,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,446	9,545	8,309
Provision for deferred income taxes	250	(43)	(1,734)
(Gain) on sale of asset	(1,372)	—	—
Minority interest	—	—	2,466
Unrealized intercompany foreign currency transaction (gain)	(1,062)	(1,229)	(1,490)
Changes in operating assets and liabilities:
Accounts receivable	5,560	(3,698)	(5,846)
Notes receivable	2,495	869	5,590
Inventories	(21,448)	(10,471)	(22,586)
Other assets	2,537	(2,516)	(1,395)
Accounts payable	(4,857)	4,254	1,613
Accrued expenses	1,262	(3,362)	2,176
Accrued postretirement benefits	(432)	(575)	57

Net cash provided by (used in) operating activities	7,305	6,724	(5,834)
Investing activities
Capital expenditures	(5,582)	(3,591)	(4,814)
Proceeds on sale of assets	3,629	—	—
Purchase of Canadian entity	(240)	(2,043)	—
Purchase of minority interest in Hardinge Taiwan	—	(110)	(9,022)
Purchase of U-Sung, net of cash acquired	—	(5,071)	(1,419)
Purchase of Bridgeport knee-mill technical information	—	(5,000)	—

Net cash (used in) investing activities	(2,193)	(15,815)	(15,255)
Financing activities
Borrowings under short-term notes payable to bank	84,484	105,625	63,002
Repayments to short-term notes payable to bank	(86,026)	(105,198)	(61,716)
(Decrease) increase in long-term debt	(48,724)	9,651	23,364
Net proceeds from issuance of common stock	55,946	—	—
Net (purchases) sales of treasury stock	(89)	(40)	232
Dividends paid	(2,164)	(1,237)	(1,064)

Net cash provided by financing activities	3,427	8,801	23,818
Effect of exchange rate changes on cash	702	500	(366)

Net increase in cash	9,241	210	2,363
Cash and cash equivalents at beginning of year	6,762	6,552	4,189

Cash and cash equivalents at end of year	$16,003	$6,762	$6,552

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp. Income (Loss)	Deferred Employee Benefits	Total Shareholders' Equity
	(Dollars in thousands)
Balance at December 31, 2004	$99	$60,538	$98,277	$(14,119)	$6,230	$(1,025)	$150,000
Comprehensive Income
Net income			7,006				7,006
Other comprehensive income (loss)
Pension liability					(4,842)		(4,842)
Foreign currency translation adjustment					(15,874)		(15,874)
Unrealized gain on cash flow hedge					824		824
Unrealized gain on net investment hedge					2,633		2,633

Comprehensive (loss)							(10,253)

Dividends declared			(1,064)				(1,064)
Shares issued pursuant to long-term incentive plan		(20)		694		(674)
Shares forfeited pursuant to long-term incentive plan				(763)		308	(455)
Amortization (long-term incentive plan)						405	405
Net purchase of treasury stock		(131)		491			360

Balance at December 31, 2005	$99	$60,387	$104,219	$(13,697)	$(11,029)	$(986)	$138,993

Comprehensive Income
Net income			13,950				13,950
Other comprehensive income (loss)
Pension liability					8,800		8,800
Foreign currency translation adjustment					9,764		9,764
Unrealized (loss) on cash flow hedge					(48)		(48)
Unrealized (loss) on net investment hedge					(796)		(796)

Comprehensive income							31,670

Cumulative effect of adoption of SFAS 123R		(986)				986	0
Dividends declared			(1,237)				(1,237)
Change in measurement date for U.S. Pension Plan			(494)				(494)
Cumulative effect of implementing SFAS 158 (net of tax)					(11,944)		(11,944)
Shares issued pursuant to long-term incentive plan		(45)		45			0
Shares forfeited pursuant to long-term incentive plan		167		(266)			(99)
Amortization (long-term incentive plan)		259					259
Net purchase of treasury stock		(41)		2			(39)

Balance at December 31, 2006	$99	$59,741	$116,438	$(13,916)	$(5,253)	—	$157,109

Comprehensive Income
Net income			14,926				14,926
Other comprehensive income (loss)
Pension liability					20,469		20,469
Foreign currency translation adjustment					9,229		9,229
Unrealized gain on cash flow hedge					67		67
Unrealized (loss) on net investment hedge					(278)		(278)

Comprehensive income							44,413

Dividends declared			(2,164)				(2,164)
Adoption of FIN48			(362)				(362)
Secondary Equity Offering	26	55,920					55,946
Shares issued pursuant to long-term incentive plan		(847)		847			0
Shares forfeited pursuant to long-term incentive plan		65		(105)			(40)
Amortization (long-term incentive plan)		333					333
Net purchase of treasury stock		(241)		151			(90)

Balance at December 31, 2007	$125	$114,971	$128,838	$(13,023)	$24,234	—	$255,145

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. Significant Accounting Policies

Nature of Business

        Hardinge Inc. (the "Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. Sales are to customers in North America, Europe, and Asia. A substantial portion of the Company's sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries. In December of 2005, we purchased the minority interest in the Hardinge Taiwan subsidiary and now all of the Company's subsidiaries are wholly owned. All significant intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        The Company identified adjustments related to intercompany profit in inventory elimination and accounts payable which have been recorded in 2007. While these adjustments related to years 2003-2006, the effect of the adjustments was not material to net income for any of the prior periods and not significant in the aggregate to net income in 2007. The impact in 2007 was a reduction to net income of approximately $0.7 million.

Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase. The fair value of the Company's cash and cash equivalents approximates carrying amounts due to the short maturities.

Accounts Receivable

        We perform periodic credit evaluations of the financial condition of our customers. In the past, we offered financing terms of up to seven years for our customers in the United States and Canada and filed a lien against the equipment purchased under those terms. A description of that financing is included in Notes Receivable below. No collateral is required for sales made on open account terms. Letters of credit from major banks back the majority of sales in the Asian region. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base. We consider trade accounts receivable to be past due when in excess of

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

30 days past terms, and charge off uncollectible balances when all collection efforts have been exhausted.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was $1.3 million and $1.0 million at December 31, 2007 and 2006, respectively. If the financial condition of the our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

Notes Receivable

        In the past, we provided long-term financing for the purchase of our equipment by qualified end-user customers in North America. In 2002, we replaced the internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. The amount of notes receivable outstanding was $4.5 million and $6.9 million at December 31, 2007, and December 31, 2006, respectively. These amounts are net of bad debt allowances of $1.5 million and $1.6 million at December 31, 2007 and 2006, respectively. In the event of a customer default and foreclosure, it is our practice to recondition and resell the equipment. It has been our experience that such equipment resales have realized most, but not all, of the remaining contract value. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our note customers to make required payments.

        We previously sold a substantial portion of our underlying customer notes receivable to various financial institutions. As of December 31, 2007 there was no outstanding balance of the sold notes. The remaining outstanding balance as of December 31, 2006 was $0.5 million. Recourse against the Company from default of most of the notes included in the sales was limited to 10% of the then outstanding balance of the underlying notes. We retained no rights to any retained interest in these notes and surrendered ultimate control over the notes. There were no repurchase or remarketing agreements with these third parties.

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

        We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

of inventories are recorded in cost of goods sold. If future demand for our products is less favorable than our forecasts, inventories may be required to be reduced, which would result in additional expense to the Company.

	Years Ended December 31
Reserve for Excess and Obsolete Inventory
	2007	2006	2005
	(in thousands)
Balance at Beginning of Period	$13,456	$14,391	$18,735
Additions to provision	2,858	2,600	(615)
Less deductions	2,939	3,535	3,729

Balance at End of Period	$13,375	$13,456	$14,391

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

        Depreciation expense is computed on the straight-line and accelerated methods over the assets' estimated useful lives. Total depreciation expense on property, plant and equipment was $8.3 million, $8.5 million, and $8.1 million for 2007, 2006 and 2005, respectively. The depreciable lives of our fixed assets vary according to their estimated useful lives and generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment.

Goodwill and Intangibles

        We account for goodwill and intangibles in accordance with Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment. Intangible assets that are determined to have a finite life will continue to be amortized over their estimated useful lives and are also subject to review for impairment.

        Other intangible assets include the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in November 2004. The Company uses the Bridgeport brand name on all of its machining center lines, and therefore, the asset has been determined to have an indefinite useful life. No instances of impairment were noted on our goodwill and other intangible assets for the years ended December 31, 2007, 2006 and 2005. Footnote 3 provides a summary of goodwill and intangible assets segregated into amortizable and nonamortizable amounts.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

Income Taxes

        We account for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In addition, the amount of any future tax benefits is reduced by a valuation allowance until it is more likely than not those benefits will be realized.

        The Company recorded a full valuation allowance for its U.S. net deferred tax assets in 2003. SFAS 109 requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market conditions in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc. that will result in future profits. It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment and are a major consideration in our decision to establish a valuation allowance.

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K. deferred tax asset for minimum pension liabilities and maintain a valuation allowance on our Canadian deferred tax asset for net operating loss carryforwards. Additionally, until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of our U.S. operations.

        The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the U.S. federal and various states, as well as Switzerland, U.K., Canada, Germany, China and Taiwan federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Accordingly, these substantial judgment items impacted the effective tax rate for 2007.

        On January 1, 2007, the Company adopted FIN 48, and thus accounts for its uncertain tax positions in accordance with the provisions of FIN 48 guidance. Refer to Note 5, Income Taxes, for information related to the effect of adoption of FIN 48, and the accounting for the Company's uncertain tax positions.

Revenue Recognition

        Revenue from product sales is generally recognized upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and the title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives and returns. Transfer of ownership and risk of loss are generally not contingent upon

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

contractual customer acceptance. Prior to shipment, each machine is tested to ensure the machine's compliance with standard operating specifications as listed in our promotional literature. On an exception basis, where larger multiple machine installations are delivered which require run-offs and customer acceptance at their facility, revenue is recognized in the period of customer acceptance.

        Revenue from extended warranties are deferred and recognized on a pro-rata basis across the term of the warranty contract.

Sales Tax/VAT

        We collect and remit taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use and value-added taxes. We report the collection of these taxes on a net basis (excluded from revenues).

Shipping and Handling Costs

        Shipping and handling cost are recorded as part of cost of goods sold.

Warranties

        We offer warranties for our products. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we sold the product. We generally provide a basic limited warranty, including parts and labor, for a period of one year. We estimate the costs that may be incurred under our basic limited warranty, based largely upon actual warranty repair cost history, and record a liability for such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

        We also sell extended warranties for some of our products. These extended warranties usually cover a 12-24 month period that begins up to 12 months after time of sale. Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.

        These liabilities are reported in accrued expenses on our consolidated balance sheet.

        Changes in our product warranty accrual are as follows:

	2007	2006
	(dollars in thousands)
Balance at beginning of period	$1,957	$1,503
Provisions for warranties	3,165	2,280
Warranties settlement costs	(2,751)	(1,912)
Other—currency translation impact	98	86

Balance at end of period	$2,469	$1,957

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

Research and Development Costs

        The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $10.6 million, $9.8 million, and $9.1 million, in 2007, 2006, and 2005, respectively.

Foreign Currency Translation

        In accordance with SFAS No. 52 "Foreign Currency Translation", we translate foreign currencies into U.S. dollars. The functional currency for translating the accounts of our operations outside the U.S. is the currency of the country in which the subsidiary is geographically located. The translation from the applicable foreign currencies is performed for all balance sheet accounts of foreign subsidiaries using exchange rates in effect at the balance sheet date and income statement items are translated at an average exchange rate for the period. The gain or loss resulting from translating subsidiary financial statements is recorded as a separate component of the consolidated statement of shareholders' equity as other comprehensive income. Gains and losses resulting from foreign currency denominated transactions are included as a component of selling, general and administrative expense in our Consolidated Statement of Operations.

Impairment of Long Lived Assets

        In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a comparison is made of the carrying value of the asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated.

Fair Value of Financial Instruments

        Financial Instruments are disclosed in accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", which requires us to disclose the fair value of our financial instruments for which it is practicable to estimate fair value. We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

        Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses: The carrying value of these items approximates fair value because of the relatively short maturities of these instruments.

        Notes receivable:    At December 31, 2007 and 2006, the carrying value of these notes approximated the fair value.

        Long-term debt:    The fair value of variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

        Interest rate swap and foreign currency swap agreement: The fair value of the swap agreement is based on quoted market prices for similar instruments.

        Related to our term loan, we entered into a cross-currency swap agreement and an interest rate swap agreement (see Note 4). At December 31, 2007 the fair market value of the currency swap was a liability of $0.6 million and the fair market value on the interest rate swap was immaterial. The notional amount of the cross currency swap at December 31, 2007 was $1.2 million. At December 31, 2006, the fair market values of the currency swap and interest rate swap were liabilities of $2.2 million and $0.03 million, respectively.

Derivative Financial Instruments

        As a multinational Company, we are exposed to market risk from changes in foreign currency exchange rates and interest rates that could affect our results of operations and financial condition.

        We enter into derivative instruments, including interest rate swaps and foreign currency forwards to manage our interest rate and foreign currency risks. We account for our derivative financial instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires us to recognize all of our derivative instruments as either assets or liabilities on the balance sheet and measures those instruments at fair value. Our derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on purchases of materials used in production and cash settlements of intercompany sales.

        We enter into foreign currency forwards to hedge fluctuations in foreign currency cash flows due to certain intercompany sales. We hedge this exposure with contracts settling in three to six months and designate these forward contracts as cash flow hedges. Gains or losses resulting from the changes in the fair value of these hedging contracts, except for any ineffectiveness of the hedge, are deferred in accumulated other comprehensive income. These deferred gains or losses are recognized in our Consolidated Statement of Operations in the same period that the hedged item is recognized.

        At December 31, 2007 and 2006, we had notional principal amounts of approximately $3.8 million and $2.2 million, respectively, in contracts to purchase or sell currency in the future from and to major commercial banks. The fair value of these contracts is not material.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

Earnings Per Share

        We calculate earnings per share in accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share is computed by using the weighted average number of shares of common stock outstanding during the year. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock and stock options.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Year Ended December 31,
	2007	2006	2005
	(in thousands except for per share amounts)
Net income	$14,926	$13,950	$7,006
Numerator for basic earnings per share	14,926	13,950	7,006
Numerator for diluted earnings per share	14,926	13,950	7,006
Denominator for basic earnings per share —weighted average shares	10,442	8,770	8,761
Effect of diluted securities: restricted stock and stock options	120	39	61

Denominator for diluted earnings per share —adjusted weighted average shares	10,562	8,809	8,822

Basic earnings per share	$1.43	$1.59	$0.80

Diluted earnings per share	$1.41	$1.58	$0.79

Stock-Based Compensation

        On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of earnings based on the grant date fair value of the award. This was adopted using the modified perspective method.

        We did not issue any new stock options during 2007 or 2006. All previously awarded stock option grants were fully vested at the date of the adoption of SFAS 123R, thus, we did not recognize any share-based compensation expense in 2007 or 2006, related to stock options.

        We do recognize share-based compensation expense in relation to restricted stock issued. During 2007, the Company awarded 56,000 shares of restricted stock with a value of $1.1 million and awarded 14,500 units (a unit is equivalent to a share) with a value of $0.5 million. In 2007, 29,000 restricted shares vested with an intrinsic value of $0.5 million and 7,500 restricted shares were forfeited. Amortization expense in 2007 for restricted stock and units was $0.3 million, offset by $0.1 million in forfeitures of previously amortized awards. There were a total of 162,500 restricted shares and 14,500 units outstanding at December 31, 2007. We amortize compensation expense for restricted stock and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. Significant Accounting Policies (Continued)

units over the vesting period of the grant. The compensation cost not yet recognized on these shares is $1.8 million, which will be amortized over a weighted average term of 3.5 years.

        The following characteristics apply to the Plan stock options that are fully vested, as of December 31, 2007:

Number of options outstanding that are currently exercisable	36,490
Weighted-average exercise price of options currently exercisable	$12.04
Aggregate intrinsic value of options currently exercisable (in millions)	$ 0.2
Weighted-average contractual term of options currently exercisable	5.38 years

        We use shares of stock held in treasury to fulfill restricted stock awards or shares earned from the exercise of stock options.

        Additional information related to the Company's Incentive Stock Plans is detailed in Note 6 of the Notes to Consolidated Financial Statements.

Comprehensive Income

        We report comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components and requires the components to be listed in the financial statements. Comprehensive income consists of net income, minimum pension liability, foreign currency translation adjustments and unrealized gains or losses on hedging, net of tax, and is presented in the Consolidated Statements of Shareholders' Equity.

2. Inventories

        Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are as follows:

	December 31,
	2007	2006
	(in thousands)
Finished products	$85,009	$61,389
Work-in-process	31,428	32,061
Raw materials and purchased components	42,180	39,384

	$158,617	$132,834

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. Goodwill and Intangibles

        The changes in the carrying amount of goodwill are as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Balance at beginning of period	$19,110	$17,699
Canadian purchase—goodwill	2,099	—
Currency translation adjustment	1,632	1,411

Balance at end of period	$22,841	$19,110

        Canadian Hardinge Machine Tools purchased a Canadian entity for $2.3 million plus the assumption of certain liabilities and recorded $2.1 million in goodwill.

Intangible Assets

        The major components of other intangible assets are as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Amortizable intangible assets:
Bridgeport technical information, patents, distribution agreement, customer list and other items	$9,370	$8,254
Nonamortizable intangible assets:
Bridgeport name, trademarks & copyrights	6,582	6,623

	15,952	14,877
Less accumulated amortization	(4,025)	(3,028)

Other Intangible Assets, net	$11,927	$11,849

        Our intangible asset amortization expense for the years ended December 31, 2007 and 2006 was $0.9 million and $0.7 million. The estimated amortization expense on existing intangible assets for each of the next five years is approximately $0.8 million, $0.8 million, $0.8 million, $0.6 million, and $0.6 million, respectively. The estimated useful life of the intangible assets ranges from five to ten years.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

4. Financing Arrangements

        Long-term debt consists of:

	December 31,
	2007	2006
	(in thousands)
Note payable under revolving loan agreements, with interest rate averaging 6.07% at December 31, 2007 and 7.12% at December 31, 2006	$8,000	$43,175
Note payable, under term loan agreement, with an effective interest rate of 5.93% at December 31, 2007 and 6.81% at December 31, 2006	12,300	20,400
Real estate secured loans payable under terms of various loan agreements with interest rate averaging 2.92% at December 31, 2007 and 3.41% at December 31, 2006	4,718	9,761

	25,018	73,336
Less: current portion	(5,655)	(5,758)

	$19,363	$67,578

Domestic:

        In January 2005, the Company negotiated a revised loan agreement with a group of U.S. banks and amended our existing 2002 agreements. The amended agreement provided for a revolving loan facility allowing for borrowing of up to $40.0 million through January 2010 and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through March 2011. These loans were secured by substantially all of our domestic assets, other than real estate, and a pledge of 65% of our investment in the Company's major subsidiaries. Interest charged on this debt was based on LIBOR plus a spread that varied depending on our debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.175% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the revolving loan facility.

        In November 2006, we executed our Second Amended and Restated Revolving Credit and Term Loan Agreement with a group of U.S. banks. The amendment and restated agreement increased the revolving loan facility from $40.0 million to $70.0 million. The amendment also increased the permitted debt to EBITDA ratio for certain portions of the term of the facility, lowered the variable commitment fee and borrowing rates at certain debt to EBITDA ratios, and provided for permitted annual acquisitions up to a certain amount. Additionally, mandatory prepayment of the term loans upon equity issuance and the fixed charge coverage ratio were both eased. Other terms and conditions remain essentially the same as the prior agreement. At December 31, 2007 and 2006, the outstanding balance on the amended revolving loan facility was $8.0 million and $43.2 million, respectively. At December 31, 2007 and 2006, the outstanding balance on the term loan was $12.3 million and $20.4 million, respectively.

        We entered into a cross-currency swap and an interest rate swap in association with the term loan. These swaps effectively converted the loan to a borrowing of Swiss francs with an effective interest rate of 4.73% and 5.48%, at December 31, 2007 and 2006, respectively. The cross-currency swap has been

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

4. Financing Arrangements (Continued)

designated as a hedge against our net investment in Hauser Tripet Tschudin ("HTT") and had a notional amount of $1.2 million at December 31, 2007. The interest rate swap effectively converts the floating interest rate to a fixed rate, with variance by year based on our spread over LIBOR. This swap was redesignated after the January 2005 term loan was established and acted as a hedge against $3.8 million of the term loan at December 31, 2006. At December 31, 2007, the related term loan had been paid off and the interest rate swap was deemed ineffective. The impact on our statement of operations was immaterial. The swap expires in March 2008.

        Maturities of long-term debt under the long-term financing agreements in place are as follows for the years ended December 31 (in thousands):

2008	$5,655
2009	5,655
2010	2,655
2011	8,555
2012	555
Thereafter	1,943

        We have an $8.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. At December 31, 2007 and 2006, the outstanding balance on this line was $2.8 million and $0.6 million, respectively. The agreement is negotiated annually and requires no commitment fee.

        We maintain a $1.6 million standby letter of credit, which expires March 31, 2008, for potential liabilities pertaining to self-insured workers compensation exposure. This standby letter of credit is renewed annually. In total, we had various letters of credit totaling $5.6 million and $4.2 million at December 31, 2007 and 2006, respectively.

International:

        Our Kellenberger AG ("Kellenberger") subsidiary maintains a loan agreement with a Swiss bank providing for borrowing of up to 7.3 million Swiss francs, which is equivalent to approximately $6.4 million at December 31, 2007. This agreement is secured by the real property owned by Kellenberger. At December 31, 2007, there were no borrowings under this facility. At December 31, 2006, borrowings under this facility were $2.9 million.

        During 2005, Kellenberger entered into an amended unsecured overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which is equivalent to approximately $6.6 million at December 31, 2007. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2007 there was no outstanding balance under this facility and at December 31, 2006, the outstanding balance under this facility was $0.3 million.

        Our HTT subsidiary maintains a loan agreement with a Swiss bank providing for borrowings of up to 4.0 million Swiss Francs, which is equivalent to approximately $3.5 million at December 31, 2007. This agreement is secured by real property owned by HTT. There were no borrowings under this agreement at December 31, 2007 or 2006.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

4. Financing Arrangements (Continued)

        HTT also maintains an unsecured overdraft facility with a commercial bank that permits borrowings of up to 8.5 million Swiss Francs, which is equivalent to approximately $7.5 million at December 31, 2007. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. There were no borrowings under this overdraft line at December 31, 2007. Borrowings were $3.7 million at December 31, 2006.

        Our Hardinge Machine Tools, Ltd. subsidiary maintains an overdraft facility that allows for borrowing up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at December 31, 2007. There were no borrowings under this facility at December 31, 2007 and 2006. Hardinge Machine Tool, Ltd. also had a mortgage agreement with a remaining loan balances of $1.6 million at December 31, 2006. The mortgage was paid off when the facility in the UK was sold during 2007.

        In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings of 153.0 million New Taiwanese dollars which is equivalent to approximately $4.7 million. At December 31, 2007 and 2006 borrowings under this agreement were $4.7 million and $5.2 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

        Certain of these debt agreements require, among other things, that we maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

Consolidated:

        The domestic and international credit facilities, along with other short-term credit agreements, provide for access of up to $119.8 million. We were in compliance with all financial covenants at December 31, 2007 and 2006. Total consolidated outstanding borrowings at December 31, 2007 and 2006 were $27.8 million and $77.9 million, respectively.

        Interest paid in 2007, 2006, and 2005 totaled $3.1 million, $5.3 million, and $4.2 million, respectively.

5. Income Taxes

        The Company's pre-tax income for domestic and foreign sources is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Domestic	$(4,081)	$(1,290)	$(2,716)
Foreign	25,517	19,806	14,561

Total	$21,436	$18,516	$11,845

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

5. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$9,707	$10,888
State tax credit carryforwards	4,329	4,431
Postretirement benefits	733	953
Deferred employee benefits	1,596	1,937
Accrued pension	1,360	8,908
Inventory valuation	432	514
Currency and interest rate derivatives	60	1,138
Other	2,759	2,676

	20,976	31,445
Less valuation allowance	(17,956)	(26,239)

Total deferred tax assets	3,020	5,206

Deferred tax liabilities:
Tax over book depreciation	(4,597)	(5,224)
Inventory valuation	(2,375)	(2,116)
Other	(1,446)	(1,263)

Total deferred tax liabilities	(8,418)	(8,603)

Net deferred tax liabilities	$(5,398)	$(3,397)

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K. deferred tax asset for minimum pension liabilities and maintain a valuation allowance on our Canadian deferred tax asset for net operating loss carryforwards. Additionally, until an appropriate level of profitability is reached, we do not expect to recognize any significant tax benefits in future results of our U.S. operations.

        In 2007, the valuation allowance decreased by $8.3 million. This was due to an increase of $0.9 million due to not recording a tax benefit on losses in the U.S. and Canada, a decrease of $5.5 million due to the reduction in minimum pension liabilities in the U.S. and the U.K. (recorded in Other Comprehensive Income), a decrease of $3.1 million due to a reduction in tax assets as a result of decrease in applicable U.S. state tax rates, and a decrease of $0.6 million due a reduction and a reversal of tax assets in accordance with FIN 48.

        In 2006, the valuation allowance increased by $3.3 million in the U.S., $0.5 million in Canada and $0.5 million in the U.K.

        At December 31, 2007 and 2006, we had state investment tax credits of $4.3 million and $4.4 million, respectively, expiring at various dates through the year 2016. In addition, we have U.S.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

5. Income Taxes (Continued)

and state net operating loss carryforwards of $27.0 million and $56.3 million, respectively, which expire from 2021 through 2027. We also have foreign net operating loss carryforwards of $3.2 million. The U.S. net operating loss includes approximately $1.4 million of the net operating loss carryforward for which a benefit will be recorded in Additional Paid in Capital when realized.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current:
Federal and state	$92	$—	$(410)
Foreign	6,337	4,486	4,411

Total current	6,429	4,486	4,001

Deferred:
Federal and state	—	—	—
Foreign	81	80	(1,628)

Total deferred	81	80	(1,628)

	$6,510	$4,566	$2,373

        There were no income tax refunds in 2007, 2006 or 2005. Income tax payments primarily related to foreign locations totaled $5.9 million, $4.6 million, and $4.1 million, in 2007, 2006, and 2005, respectively.

        The following is a reconciliation of income tax expense (benefit) computed at the United States statutory rate to amounts shown in the Consolidated Statements of Income.

	2007	2006	2005
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	(11.8)	(9.9)	(9.3)
Effect of change in the enacted rate in Swiss jurisdiction	(0.5)	(3.7)	—
Increase in valuation allowance	4.5	2.6	1.5
Change in estimated liabilities	3.0	—	(8.2)
Other	0.2	0.7	1.0

	30.4%	24.7%	20.0%

        Undistributed earnings of the foreign subsidiaries, which amounted to approximately $120.7 million at December 31, 2007, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

5. Income Taxes (Continued)

        We had been granted a tax holiday in China. For 2007, our tax rate for our Chinese subsidiary was 7.5%, which is 50% of the normal 15% tax rate for the jurisdiction in which we operate. As a result of new legislation effective for 2008, the corporate income tax rate will increase to 9%, which is 50% of the new 2008 tax rate of 18%. Thereafter, our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012.

        On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings. This adjustment reflects the net difference between related balance sheet accounts before applying FIN 48, and then as measured pursuant to the provisions of FIN 48. In addition, we reversed $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided. The valuation allowance was also reduced by $1.46 million as part of the adoption of FIN 48. Additionally, the adoption of FIN 48 resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in our Consolidated Balance Sheet.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$475
Additions for tax positions related to the current year	32
Additions for tax positions of prior years	1,511
Reductions for tax positions of prior years	(702)
Reductions due to lapse of applicable statute of limitations	—
Settlements	(230)

Balance at December 31, 2007	$1,086

        If recognized, essentially all of the uncertain tax benefits and related interest at December 31, 2007 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

        We record interest and penalties on tax reserves as income tax expense in the financial statements. For the year ended December 31, 2007 interest expense of $0.1 million and penalties of $0.3 million were recorded, and there was $0.2 million of accrued interest and $0.3 million of accrued penalties related to uncertain tax positions included in the liability for uncertain tax positions at December 31, 2007.

        For the year ended December 31, 2007, we recognized $0.8 million of deferred tax assets that had previously been reversed, due to the lapse of applicable statutes of limitations. We determined that the deferred tax assets should be subject to a full valuation allowance, and the valuation allowance was also increased by $0.8 million.

        The tax years 2004 to 2007 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2002 to 2007 generally remain open to routine examination by foreign taxing authorities.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

5. Income Taxes (Continued)

        On April 1, 2007, legislation was enacted in New York State that changed the apportionment methodology for corporate income from a "three factor formula" comprised of payroll, property, and sales, to one which uses only sales. The law also provides for a lowering of the general corporate income tax rate. These changes are fully effective for the tax year 2007 and thereafter. As a result of this significant change in expected state income tax rates to the company, we reduced our net deferred tax assets by $3.1 million during 2007. Concurrently with this action, we also reduced our valuation allowance by $3.1 million due to this item.

6. Incentive Stock Plans

        We have an Incentive Stock Plan which allows the Board of Directors to issue restricted stock, performance share awards, stock options, and stock appreciation rights. Under the 2002 Plan, an aggregate of 450,000 shares of common stock can be awarded.

        The Company recognizes share-based compensation expense in relation to restricted stock awards. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	2007	2006	2005
Shares at beginning of period	143,000	193,750	200,750
Shares granted	56,000	3,000	46,000
Units granted	14,500	—	—
Shares vested	(29,000)	(29,815)	—
Shares cancelled or forfeited	(7,500)	(23,935)	(53,000)

Shares and units at end of period	177,000	143,000	193,750

Intrinsic value of shares vested (in millions)	$0.5M	$0.5M	—

        A total of 177,000 and 143,000 restricted shares/units of common stock were outstanding under the plans at December 31, 2007 and December 31, 2006, respectively. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

        Deferred compensation associated with these restricted stock awards is measured by the market value of the stock on the date of grant and totaled $1.6 million, $0.1 million, and $0.7 million, related to awards in 2007, 2006, and 2005, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to eight years. The unamortized deferred compensation at December 31, 2007, and 2006 totaled $1.8 million and $0.6 million, repectively, and is included in additional paid in capital as a reduction of shareholders' equity. At December 31, 2005, the unamortized deferred compensation was $1.0 million and was included in deferred employee benefits as a reduction to shareholders' equity.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

6. Incentive Stock Plans (Continued)

        A summary of the stock option activity under the Incentive Stock Plans is as follows:

	2007	2006	2005
Options at beginning of period	136,119	184,288	235,918
Options granted	—	—	4,500
Weighted average grant price per share	—	—	$14.80
Market value per share at date of grant	—	—	$14.80
Options canceled or forfeited	(29,250)	(41,917)	(27,083)
Weighted average price per share	$17.19	$17.27	$12.69
Options exercised	(70,379)	(6,252)	(29,047)
Weighted average price per share	$11.04	$9.00	$9.51

Options at end of period	36,490	136,119	184,288

        During 2007, the Company received cash of $0.8 million for 70,379 options that were exercised. The aggregate intrinsic value of options exercised during the year ended December 31, 2007 was $1.5 million.

        The following table summarizes information about the exercisable stock options outstanding as of December 31, 2007:

Range of exercise prices	Number outstanding and exercisable at 12/31/07	Weighted average remaining life in years	Weighted average exercise price
$6.71 to $7.81	11,990	6.1	$7.60
$10.50 to $14.80	20,750	5.8	$12.79
$17.44 to $25.67	3,750	0.6	$22.04

Total	36,490	5.4	$12.04

        The aggregate intrinsic value of exercisable options as of December 31, 2007 was $0.2 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

7. Industry Segment and Foreign Operations

        We operate in one business segment—industrial machine tools.

        Domestic and foreign operations consist of:

	Year ended December 31,
	2007			2006			2005
	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other
	(in thousands)
Sales
Domestic	120,755	158,349	52,413	124,403	124,507	38,598	112,576	115,349	32,302
Export	25,931	39,269	41,908	25,959	43,413	33,846	23,515	37,386	22,713

	146,686	197,618	94,321	150,362	167,920	72,444	136,091	152,735	55,015
Less interarea eliminations	23,641	17,967	40,695	17,521	13,261	33,323	17,026	10,911	25,979

Total Net Sales	123,045	179,651	53,626	132,841	154,659	39,121	119,065	141,824	29,036

Identifiable Assets	135,595	172,564	53,669	135,295	154,402	40,963	128,630	137,080	34,566

        Sales attributable to European Operations and Asian Operations are based on those sales generated by subsidiaries located in Europe and Asia.

        Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales.

        No single customer accounted for more than 5% of consolidated sales in 2007 and 2006. In 2005, one customer accounted for approximately 6% of consolidated sales.

        Machine sales accounted for 74.8% and 73.3% of 2007 and 2006 net sales, respectively. Sales on non-machine products and services, primarily repair parts and accessories made up the balance.

Revenues from external customers by country:

	Year Ended December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
	(in thousands)
U.S. Sales	$113,423	31.8%	$109,288	33.4%	$94,101	32.5%
Germany	45,295	12.7%	32,631	10.0%	28,906	10.0%
China	43,455	12.3%	45,581	14.0%	33,637	11.6%
England	35,312	9.9%	25,037	7.7%	24,529	8.4%
Other Foreign	118,837	33.3%	114,084	34.9%	108,752	37.5%

Total Foreign	242,899		217,333		195,824

Total Sales	$356,322	100.0%	$326,621	100.0%	$289,925	100.0%

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

7. Industry Segment and Foreign Operations (Continued)

Total Property, Plant and Equipment by country:

	Year Ended December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
	(in thousands)
U.S.	$21,569	35.0%	$23,763	37.1%	$27,114	40.9%
Switzerland	29,306	47.6%	27,202	42.5%	26,042	39.2%
Taiwan	7,791	12.7%	7,937	12.4%	8,077	12.2%
Other Foreign	2,865	4.7%	5,150	8.0%	5,088	7.7%

Total Foreign	39,962		40,289		39,207

Total PP&E	$61,531	100.0%	$64,052	100.0%	$66,321	100.0%

8. Shareholders' Equity

Stock Offering

        On April 25, 2007, the Company completed its public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On December 31, 2007 and 2006, we had 11,479,916 and 8,836,875 shares of common stock outstanding, respectively.

Treasury Shares

        The number of shares of common stock in treasury was as follows:

	2007	2006	2005
Shares—beginning of year	1,083,117	1,063,287	1,090,941
Shares distributed/exercised	(135,031)	(16,767)	(84,034)
Shares purchased	37,490	12,662	3,380
Shares forfeited	7,500	23,935	53,000

Shares—end of year	993,076	1,083,117	1,063,287

Share Repurchase Program

        At the February 19, 2008 Board of Directors meeting, the Board approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. As of March 10, 2008, we have repurchased 45,500 shares of our common stock at an average price of $12.72.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. Employee Benefits

Pension and Postretirement Plans

        The Company accounts for the pension plans and postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS No. 87, 106 and 132(R).

        All of the plans consolidated within this disclosure comply with the December 31 measurement date. The information for 2007 and 2006 reflects the actuarial valuation for the U.S. and foreign pension plans.

        Hardinge provides a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The Plan bases benefits upon both years of service and earnings. Our policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. The amount to be funded is subject to annual review by management and our consulting actuary. For each of our foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Also, each of these plans requires employee and employer contributions except Hardinge Taiwan, which requires only employer contributions.

        Domestic employees hired after March 1, 2004 will have retirement benefits under our 401k defined contribution plan. After one year of service, Hardinge will contribute 4% of the employee's pay and will further match, at a rate of 25%, the employee's contributions up to 4% of their salary. Those employees, as well as domestic employees hired prior to March 1, 2004, are eligible to contribute additional funds to the plan for which there is no required Company match. We made contributions of $0.2 million and $0.1 million in 2007 and 2006, respectively.

        Hardinge provides a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of management. We also provide a non-contributory life insurance plan to retirees. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

        Under the terms of the retiree health plan, all increases in the cost of the plan after 2001 are paid by the participants. Therefore, the rate of healthcare cost increases would not have affected the service cost and interest cost for 2007, 2006, and 2005 and does not affect the accumulated postretirement benefit obligation for any years after 2001.

        The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 6.56% and 5.75% at December 31, 2007 and 2006, respectively. The change in the discount rate decreased the accumulated postretirement benefit obligation as of December 31, 2007 by less than $0.2 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. Employee Benefits (Continued)

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below.

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	(in thousands)			(in thousands)
Service cost	$4,216	$3,643	$2,989	$31	$33	$81
Interest cost	8,129	7,590	7,454	144	155	360
Expected return on plan assets	(9,904)	(9,229)	(8,992)	—	—	—
Amortization of prior service cost	(141)	(138)	(138)	(505)	(505)	(24)
Amortization of transition asset	(372)	(365)	(366)	—	—	—
Amortization of loss	1,028	1,009	666	7	42	5

Net periodic benefit cost	$2,956	$2,510	$1,613	$(323)	$(275)	$422

        The net periodic benefit cost for the foreign pension plans included in the amounts above was $0.7 million, $0.5 million, and $0.4 million, for the years ended December 31, 2007, 2006, and 2005, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. Employee Benefits (Continued)

        A summary of the Pension and Postretirement Plans' funded status and amounts recognized in our consolidated balance sheets is as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$176,242	$163,016	$2,595	$2,948
Service cost	4,216	3,643	31	33
Interest cost	8,129	7,590	144	155
Plan participants' contributions	1,870	1,827	624	601
Adjustment due to change in measurement date	—	1,791	—	—
Actuarial (gain) loss	(18,514)	2,594	(292)	(422)
Foreign currency impact	5,650	6,406	—	—
Benefits and administrative expenses paid	(10,201)	(10,625)	(733)	(720)

Benefit obligation at end of period	167,392	176,242	2,369	2,595

Change in plan assets:
Fair value of plan assets at beginning of period	151,341	130,910	—	—
Actual return on plan assets	13,228	17,848	—	—
Employer contribution	4,150	4,546	109	119
Adjustment due to change in measurement date	—	1,435	—	—
Plan participants' contributions	1,870	1,827	624	601
Foreign currency impact	5,149	5,400	—	—
Benefits and administrative expenses paid	(10,201)	(10,625)	(733)	(720)

Fair value of plan assets at end period	165,537	151,341	—	—

Reconciliation of funded status:
Funded status	(1,855)	(24,901)	(2,369)	(2,595)
Unrecognized net actuarial loss	8,028	28,891	—	335
Unrecognized transition (asset)	(1,927)	(2,278)	—	—
Unrecognized prior service cost	(731)	(1,548)	—	(3,330)

Net amount recognized	$3,515	$164	$(2,369)	$(5,590)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. Employee Benefits (Continued)

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2007	2006	2007	2006
	(in thousands)		(in thousands)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$6,290	$1,913	$—	$—
Accrued benefit liability	(8,145)	(26,814)	(2,369)	(2,595)
Accumulated other comprehensive (income) loss	5,370	25,065	(2,789)	(2,995)

Net amount recognized	$3,515	$164	$(5,158)	$(5,590)

        The projected benefit obligation for the foreign pension plans included in the amounts above was $80.0 million and $82.5 million at December 31, 2007 and 2006, respectively. The plan assets for the foreign pension plans included above was $82.3 million and $75.0 million at December 31, 2007 and 2006, respectively.

        Prepaid benefit cost is included in other assets on the balance sheet.

        The accumulated benefit obligation is $155.1 million and $161.6 million at December 31, 2007 and 2006, respectively.

        The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets:

	Pension Benefits December 31,
	2007	2006
	(in thousands)
Projected benefit obligations	$102,796	$171,793
Plan assets	94,651	144,979

Excess of projected benefit obligations over plan assets	$8,145	$26,814

        The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (only Hardinge UK, for 2007 and U.S., Hardinge UK, and HTT for 2006):

	Pension Benefits December 31,
	2007	2006
	(in thousands)
Accumulated benefit obligations	$11,931	$124,920
Plan assets	10,818	111,865

Excess of accumulated benefit obligations over plan assets	$1,113	$13,055

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. Employee Benefits (Continued)

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
For the domestic pension plan:
Assumptions at January 1
Discount rate	6.02%	5.85%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions at January 1,
Discount rate	3.19%	3.25%	5.75%	5.50%
Expected return on plan assets	5.05%	4.94%	N/A	N/A
Rate of compensation increase	2.79%	2.77%	N/A	N/A

        Actuarial assumptions used to determine pension obligations and other postretirement obligations include:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006
For the domestic pension plan:
Assumptions as of December 31,
Discount rate	6.77%	6.02%
Rate of compensation increase	3.50%	3.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions as of December 31,
Discount rate	3.93%	3.18%	6.56%	5.75%
Rate of compensation increase	2.86%	2.77%	N/A	N/A

        We annually review the discount rate to be used for retirement plan liabilities, considering rates of return on high quality, long term corporate bonds that receive AA or AAA ratings by recognized rating agencies. To develop the expected long-term rate of return on assets assumption, we considered the current level of expected returns on risk free investments (primarily government bonds), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. Employee Benefits (Continued)

Plan Assets

        Our pension plan weighted-average asset allocations at December 31, 2007 and December 31, 2006 by asset category are as follows:

	Domestic Plan Assets		Foreign Plan Assets
	December 31,		December 31,
	2007	2006	2007	2006
Asset Category
Equity securities	63%	60%	44%	43%
Hardinge Inc. stock	0%	4%	0%	0%
Debt securities	32%	30%	44%	43%
Cash and equivalents	5%	6%	1%	1%
Other	0%	0%	11%	13%

	100%	100%	100%	100%

        Domestic pension plan assets did not include any shares of Hardinge Inc. common stock at December 31, 2007. Domestic pension plan assets included 205,386 shares of the Company's common stock valued at approximately $3.1 million at December 31, 2006. Dividends paid on those shares were less than $0.1 million for the years ended December 31, 2007 and December 31, 2006.

Investment Policies and Strategies

        For the United States defined benefit plan, as of December 31, 2007 and 2006, the fair value of plan assets included 63% and 64% benchmarked to equity securities, 32% and 30% benchmarked to debt securities, and 5% and 6% of cash and cash equivalents, respectively. The plan targets an asset allocation of 40-70% equity securities, 21-51% debt securities, and 0-8% other. The plan's expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

        Given the relatively long horizon of our aggregate obligation, our investment strategy is to improve and maintain the funded status of our U.S. and non-U.S. plans over time without exposure to excessive asset value volatility. We manage this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, we ensure that diversification across various investment subcategories within each plan are also maintained within specified ranges.

        All of the our pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of management, investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines and applicable governmental regulations regarding permissible investments and risk control practices.

        Our funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of our defined benefit plans, the U.S. plan covering the parent

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. Employee Benefits (Continued)

company is the largest. The contributions to the U.S. defined benefit plan for the year ended December 31, 2007 totaled $1.5 million.

Cash flows

Contributions

        The expected contributions to be paid during the year ending December 31, 2008 to the domestic defined benefit plan are approximately $8.4 million. We also provide defined benefit pension plans or defined contribution pension plans for its foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2008 to the foreign defined benefit plans are $2.4 million. For each of our foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2008	$10,124	$170
2009	7,531	176
2010	8,340	180
2011	9,001	197
2012	8,546	201
Years 2013-2017	55,057	1,100

Retirement Savings Plan

        We maintain a 401(k) plan that covers all eligible domestic employees subject to minimum employment period requirements. In addition to the contribution provisions described previously for employees hired after March 1, 2004, provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. We did not make a voluntary or discretionary matching contribution in 2007, 2006, or 2005. Management has the ability to reinstate a matching contribution at any future date. We may also make a discretionary contribution to the plan to be distributed among all participants.

Foreign Operations

        Hardinge also has employees in certain foreign countries that are covered by defined contribution pension plans and other employee benefit plans. Related obligations and costs charged to operations for these are not material. The foreign entities with defined benefit plans are included in the consolidated pension plan described earlier within this Employee Benefits Note.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

10. Accumulated Other Comprehensive Income (Loss)

        The components of other comprehensive income, net of tax, for the year ended December 31, 2007 and 2006 are as follows:

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Other Comprehensive Income:
Retirement related plans adjustments (net of tax of ($1,360) and $1,099 in 2007 and 2006, respectively)	$20,469	$(3,144)
Foreign currency translation adjustments	9,229	9,764
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $0 in 2007 and 2006)	67	(48)
Net investment hedges (net of tax of $0 in 2007 and 2006)	(278)	(796)

Other Comprehensive Income	$29,487	$5,776

        Accumulated balances of the components of other comprehensive income (loss), net of tax, in the Consolidated Balance Sheets are as follows:

	Accumulated balances at December 31,
	2007	2006
	(in thousands)
Accumulated Other Comprehensive Income (Loss):
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $3,861 and $5,221 in 2007 and 2006, respectively)	$2,334	$(18,135)
Foreign currency translation adjustments	24,889	15,660
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $634 in 2007 and $642 in 2006)	654	587
Net investment hedges (net of tax of $715 in 2007 and $715 in 2006)	(3,643)	(3,365)

Accumulated Other Comprehensive Income (Loss)	$24,234	$(5,253)

11. New Accounting Standards

        In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 "Accounting for Income Taxes." The Company adopted FIN 48 on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings. This adjustment reflects the net

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

11. New Accounting Standards (Continued)

difference between related balance sheet accounts before applying FIN 48, and then as measured pursuant to the provisions of FIN 48. In addition, we reversed $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided. The valuation allowance was also reduced by $1.46 million as part of the adoption of FIN 48. Additionally, the adoption of FIN 48 resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in our Consolidated Balance Sheet.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on our consolidated results of operations and financial condition.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115" (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the "fair value option"). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our consolidated results of operations and financial condition.

        In June 2007, the FASB issued EITF Issue No. 06-11 "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards" (EITF 06-11). This issue relates to the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards declared in fiscal years beginning after September 15, 2007. We are currently evaluating the impact of EITF 06-11 on our consolidated results of operations and financial condition.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations (revised—2007)" (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed, and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008 and impacts business combinations after that date.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

12. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2007 and 2006 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2007
Net sales	$86,966	$89,710	$83,683	$95,963
Gross profit	27,980	29,287	26,166	23,978
Income from operations	8,988	8,653	3,699	1,551
Net income (loss)	5,325	5,983	3,715	(97)
Basic earnings (loss) per share:
Weighted average shares outstanding	8,786	10,502	11,301	11,317
Earnings (loss) per share	$0.61	$0.57	$0.33	$(0.01)
Diluted earnings (loss) per share:
Weighted average shares outstanding	8,845	10,575	11,432	11,417
Earnings (loss) per share	$0.60	$0.57	$0.32	$(0.01)

        In 2007, we recorded fourth quarter adjustments that reduced pre-tax income by $1.6 million and net income by $0.7 million.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2006
Net sales	$75,436	$78,518	$79,243	$93,424
Gross profit	22,903	23,586	24,014	29,648
Income from operations	3,642	5,307	5,757	8,391
Net income	1,947	3,007	2,761	6,235
Basic earnings per share:
Weighted average shares outstanding	8,767	8,765	8,771	8,780
Earnings per share	$0.22	$0.34	$0.31	$0.71
Diluted earnings per share:
Weighted average shares outstanding	8,800	8,807	8,806	8,811
Earnings per share	$0.22	$0.34	$0.31	$0.71

        Earnings per share amounts are based on the weighted average shares outstanding for each period presented. As a result of the changes in outstanding shares from quarter to quarter, the total of the four quarters may not necessarily equal the annual earnings per share for the year.

13. Commitments and Contingencies

        The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on our financial position or results of operations.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

13. Commitments and Contingencies (Continued)

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain data processing equipment under lease agreements expiring at various dates. Rent expense under these leases totaled $2.0 million, $2.2 million, and $3.0 million, during the years ended December 31, 2007, 2006, and 2005, respectively.

        Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

2008	$1,679
2009	948
2010	723
2011	582
2012	388
Thereafter	604

Total	$4,924

        The Company has entered into written employment contracts with certain of its executive officers and certain other management personnel. The term of the employment agreements range from six months to two years, and in some cases the agreement contains an automatic, successive one-year extension unless either party provides the other with 60 days prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment.

        Our operations are subject to extensive federal and state legislation and regulation relating to environmental matters.

        Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Activities at properties we own or previously owned and on adjacent areas have resulted in environmental impacts.

        In particular, our Elmira,New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, we received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Kentucky Avenue Wellfield site. The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Wellfield Superfund site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

13. Commitments and Contingencies (Continued)

        A substantial portion of the Pond is located on our property. We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the "PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS has been estimated to be between $0.3 million and $0.8 million. We have established a reserve of $0.08 million for our portion of the study. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. The timing of further activities by the PRPs depends on the EPA's review of the Revised RI/FS.

        Until receipt of this notice, we had never been named as a PRP at the site or received any requests for information from the EPA concerning the site. Environmental sampling on our property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that our operations or property have or are contributing to the contamination. Since the RI/FS has not commenced, the Company has not established, other than discussed above, a reserve for any potential costs relating to this site, as it is too early in the process to determine our responsibility, if any, or to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available, that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to us.

14. Related Party Transactions

        In the normal course of business, we retain a law firm of which a Company director and his spouse were partners, before retiring in 2007. We retain the firm for various legal matters involving corporate, employee benefit, collections, and environmental law. We paid the law firm $0.1 million, $0.3 million, and $0.2 million during the years ended December 31, 2007, 2006, and 2005, respectively.

        On November 14, 2005, December 1, 2005 and January 5, 2006, the Company made non-interest bearing loans in the aggregate amount of $206,592 to Mr. Trego to facilitate his relocation to the Elmira, New York area, in violation of the prohibition of loans by a public company to its executive officers and directors under the Sarbanes-Oxley Act of 2002 (the "SOX Act"). The loans were made under a longstanding relocation policy of the Company that pre-dated the passage of the SOX Act and that had not been revised to reflect the prohibition of loans to executive officers and directors set forth in the SOX Act. The Company became aware that the loans violated the SOX Act on January 30, 2006 and the loans were repaid by Mr. Trego on February 1, 2006 with interest. The Governance and Nominating Committee of the Company's Board of Directors investigated the circumstances surrounding the loans and has issued formal letters of reprimand to Mr. Trego and the other members

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

14. Related Party Transactions (Continued)

of management involved with the making of the loans and ordered them to undergo additional training to prevent any future violations of the SOX Act and the Company's corporate governance policies and procedures. The Company's relocation policy has been revised to reflect the loan prohibition set forth in the SOX Act and the Company has instituted additional controls on transactions between the Company and its directors and executive officers.

        The Company's Taiwan subsidiary, Hardinge Taiwan, leased its facility from U-Sung. The shareholders of U-Sung were also minority shareholders in Hardinge Taiwan. Under this operating lease agreement, rent expense was $0.9 million for the year ended December 31, 2005. Hardinge Taiwan purchased U-Sung in December of 2005.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.—CONTROLS AND PROCEDURES

(a)    Managements Evaluation of Disclosure Controls and Procedures

        Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2007. As defined in Rule 13a-12(e) and 15d-12(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting.

        Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2007, due solely to the material weakness in the Company's internal control over financial reporting as described below in "Management's Report on Internal Control over Financial Reporting." In light of this material weakness, the Company performed additional analysis as deemed necessary to ensure that the consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report present fairly in all respects the Company's financial position, results of operations and cash flows for the period presented.

Management's Report on Internal Control Over Financial Reporting

        The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded, that the Company did not maintain effective internal control over financial reporting as a result of the material weakness that is discussed below.

        The material weakness is a result of inadequate controls over the financial statement close process. The Company had several control deficiencies that, when aggregated, constitute a material weakness in the financial statement close process. The control deficiencies related to:

  •
  Review of journal entries booked in consolidation including the entry to eliminate profits in inventory from intercompany transactions

  •
  Analysis and review of certain accrued liabilities

  •
  Review of inventory reconciliations and supporting calculations

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

Changes in Internal Control

        In light of the material weakness described above, management has performed a review of the Company's internal control processes and procedures surrounding the financial statement close process. As a result of this review, the Company will be taking the following steps to remediate the deficiencies:

  •
  Consolidation entries—The Company will implement reporting procedures from each of its subsidiaries to ensure complete and accurate reporting of intercompany inventory and the related profit on those items. In addition, the Company will strengthen its overall review of the consolidation and related journal entries.

  •
  Review of inventory and accrued liability reconciliations and analyses—The Company will create an accounting policy and procedure manual that will include the required methodology to be used in these analyses as well as the review procedures to be reinforced.

  •
  The Company will maintain evidence as to the effective operation of the new processes and controls so that management is able to assess the operating effectiveness of the Company's controls.

        The Company believes that such actions will remediate the material weakness in 2008.

/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman, President and Chief Executive Officer
/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Hardinge Inc.

        We have audited Hardinge Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

        Management has identified a material weakness in controls related to the Company's financial statement close process

        This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hardinge Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Buffalo, NY
March 17, 2008

PART III

ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2008. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
J. Patrick Ervin	50	1996
			Chairman of the Board, Chief Executive Officer and President since January, 2003; President and Chief Executive Officer May 2001-December 2002; President and Chief Operating Officer, April 2000-April 2001: Executive Vice President—Operations, August 1998-March 2000; Senior Vice President of Operations, Mfg., Eng. and Marketing, April 1998-July 1998; Vice President—Sales & Marketing 1996-March 1998; General Manager, Machine Tool Operations in 1996; Director, Sales & Marketing 1992-1996; Director of Materials & Purchasing 1990-1992; Superintendent, Machine Operations 1989-1990, Various other Company positions 1978-1989.
Richard L. Simons	52	2008
			Senior Vice President and Chief Operating Officer since March 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005-February 2008; Executive Vice President of Hardinge Inc., April 2000-July 2005. Various other Company positions, 1983-2000.
Edward J. Gaio	55	2008
			Vice President and Chief Financial Officer since March 2008; Controller and Chief Accounting Officer, September 2006-February 2008; Vice President, Finance of Agilysys, Inc., 2005-July 2006; Vice President and Controller of Agilysys, Inc., 1999-2005.
Charles R. Trego, Jr.	57	2005
			Senior Vice President and Chief Financial Officer fom October 2005 until his resignation in February 2008; Chief Financial Officer and Treasurer, Latham International, August 2003-September 2005; Executive Vice President and Chief Financial Officer, Rich Products Corporation, 1989-2003.
Douglas C. Tifft	53	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998-1999; Vice President—Employee Relations since 1988. Various other Company positions 1978-1988.

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

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2008.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2008.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On November 14, 2005, December 1, 2005 and January 5, 2006, the Company made non-interest bearing loans in the aggregate amount of $206,592 to Mr. Trego to facilitate his relocation to the Elmira, New York area, in violation of the prohibition of loans by a public company to its executive officers and directors under the Sarbanes-Oxley Act of 2002 (the "SOX Act"). The loans were made under a longstanding relocation policy of the Company that pre-dated the passage of the SOX Act and that had not been revised to reflect the prohibition of loans to executive officers and directors set forth in the SOX Act. The Company became aware that the loans violated the SOX Act on January 30, 2006 and the loans were repaid by Mr. Trego on February 1, 2006 with interest. The Governance and Nominating Committee of the Company's Board of Directors investigated the circumstances surrounding the loans and has issued formal letters of reprimand to Mr. Trego and the other members of management involved with the making of the loans and ordered them to undergo additional training to prevent any future violations of the SOX Act and the Company's corporate governance policies and procedures. The Company's relocation policy has been revised to reflect the loan prohibition set forth in the SOX Act and the Company has instituted additional controls on transactions between the Company and its directors and executive officers.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2008.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2008.

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

      Schedule II—Valuation and Qualifying Accounts

  (3)
  Exhibits:    Exhibits filed as part of this Report: See (c) below.

(b)
Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item		Description
3.1	—	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
3.2	—	By-Laws of Hardinge Inc. dated September 28, 2004 incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004.
3.3	—	Amendment to the By-Laws of Hardinge Inc. dated March 3, 2005 incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2005.
3.4	—	Amendment to the By-Laws of Hardinge Inc. dated August 8, 2005 incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2005.
3.5	—	Amendment to the By-Laws of Hardinge Inc. dated March 21, 2006 incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006.
3.6	—	Section 719 through 726 of the New York Business Corporation Law, incorporated by reference from the Registrant's Form 10, effective June 29, 1987.
3.7	—	Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
10.1	—	Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the Banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger and JPMorgan Chase Bank, N.A. as Syndication Agent and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005 incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2005.

10.2	—	Amendment Number Three dated December 22, 2005 to the Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger, JP Morgan Chase Bank, N.A. as Syndication Agent, and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 28, 2005.
10.3	—	Amendment Number Four dated June 7, 2006 to the Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger, JP Morgan Chase Bank, N.A. as Syndication Agent, and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2006.
10.4	—	Second Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the Banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger and JPMorgan Chase Bank, N.A. as Syndication Agent and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005 and second amended and restated as of November 21, 2006 incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2006.
10.5	—	$8,000,000 Master Note among Hardinge Inc. and Chemung Canal Trust Company dated February 8, 2001, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.
10.6	—	Alliance Agreement entered into as of November 3, 2004 by and among Hardinge Inc., BPT IP, LLC, a Delaware limited liability company, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004. Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2. The omitted confidential material has been filed separately with the Commission. The location of the omitted information is indicated in the exhibit with asterisks (*****).
10.7	—	Asset Purchase Agreement dated November 3, 2004 by and between BPT IP LLC and Hardinge Inc. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.
10.8	—	Share Purchase agreement dated December 27, 2005 to acquire the 49% minority interest of Hardinge Taiwan Limited by and among Hardinge Inc. and Mr. Jih-Ming Yang. Ms. Shain Wu, Mr. Paul Ling and Ms. J.R, Ho, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006.
10.9	—	Share Purchase agreement dated December 27, 2005 by and among Hardinge Taiwan Limited. and the shareholders of U-Sung Co, Ltd Mr. Gordon G.R. Yang, Ms Yang Lin, Hseuh-O and Mr. Mon How Wu incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 3, 2006.
10.10	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.11	—	The 2002 Hardinge Inc. Incentive Stock Plan, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*10.12	—	The 1996 Hardinge Inc. Incentive Stock Plan as adopted by shareholders at the April 23, 1996 annual meeting, incorporated by reference from the Registrant's Form Quarterly Report on 10-Q for the quarter ended June 30, 1996.
*10.13	—	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.
*10.14	—	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006.
*10.15	—	Employment Agreement with Joseph T. Colvin effective January 1, 1997, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
*10.16	—	Employment Agreement with J. Patrick Ervin effective January 1, 1997, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.
*10.17	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.18	—	Employment Agreement with Charles R. Trego, Jr. effective October 31, 2005, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.
*10.19	—	Employment Agreement with Richard L. Simons effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.
*10.20	—	Employment Agreement with Edward J. Gaio effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.
*10.21	—	Hardinge Inc. Executive Supplemental Pension Plan, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.
*10.22	—	Hardinge Inc. Executive Supplemental Pension Plan as Amended December 13, 2004, incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004.
*10.23	—	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.
*10.24	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
14	—	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
(dollars in thousands)	Balance at Beg. of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2007:
Allowance for Bad Debts	$2,531	$1,651	$137	1	$1,454	2	$2,865
Valuation allowance for Deferred Taxes	26.239	957	(9,556)		(316)	3	17,956

Total	$28,770	$2,608	$(9,419)		$1,138		$20,821

Year ended December 31, 2006:
Allowance for Bad Debts	$4,990	$770	$34	1	$3,263	2	$2,531
Valuation allowance for Deferred Taxes	21,608	6,751	(2,212)		(92)	3	26,239

Total	$26,598	$7,521	$(2,178)		$3,171		$28,770

Year ended December 31, 2005:
Allowance for Bad Debts	$3,691	$2,162	$(116)	1	$747	2	$4,990
Valuation allowance for Deferred Taxes	21,743	679	(309)		505	3	21,608

Total	$25,434	$2,841	$(425)		$1,252		$26,598

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

HARDINGE INC. (Registrant)
March 12, 2008	/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman of the Board, President, and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 12, 2008	/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer (Principal Financial Officer)
March 12, 2008	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 12, 2008	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 12, 2008	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 12, 2008	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 12, 2008	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director
March 12, 2008	/s/ KYLE H. SEYMOUR Kyle H. Seymour Director

QuickLinks

PART I
  ITEM 1.—BUSINESS
  Item 1A.—RISK FACTORS
  Item 1B.—UNRESOLVED STAFF COMMENTS
  ITEM 2.—PROPERTIES
  ITEM 3.—LEGAL PROCEEDINGS
  ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Hardinge Inc., The NASDAQ Composite Index And A Peer Group
  ITEM 6.—SELECTED FINANCIAL DATA
  ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Ernst & Young, LLP, Independent Registered Public Accounting Firm
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
HARDINGE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007
  ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A.—CONTROLS AND PROCEDURES
PART III
  ITEM 10.—DIRECTORS AND OFFICERS OF THE REGISTRANT
PART IV
  ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
HARDINGE INC. AND SUBSIDIARIES
SIGNATURES