Form 10-K/A
period 2007-12-31
HARDINGE INC
filed 2008-03-20
CIK 313716

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

        Hardinge Inc.'s Form 10-K for the year ended December 31, 2007 (the "Original Filing") was filed with the Securities and Exchange Commission on March 17, 2008. This Amendment No. 1 is filed to correct a typographical error in the Original Filing in the Consolidated Balance Sheets of Hardinge Inc. and Subsidiaries included in Item 8 of Part II, on the line item "accrued income taxes" under current liabilities. Accrued income taxes as of December 31, 2007 as amended are $2,574 versus $2,754 as originally reported (in thousands). There are no other changes to the Original Filing.

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

/s/ Ernst & Young LLP

Buffalo, New York
March 17, 2008

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$16,003	$6,762
Accounts receivable, net	70,112	73,149
Notes receivable, net	2,671	4,930
Inventories	158,617	132,834
Deferred income tax	1,032	747
Prepaid expenses	8,573	9,216

Total current assets	257,008	227,638
Property, plant and equipment:
Land and buildings	63,890	62,850
Machinery, equipment and fixtures	108,193	104,812
Office furniture, equipment and vehicles	8,344	9,092

	180,427	176,754
Less accumulated depreciation	118,896	112,702

Net property, plant and equipment	61,531	64,052
Other assets:
Notes receivable	1,847	1,983
Deferred income taxes	306	246
Other intangible assets	11,927	11,849
Goodwill	22,841	19,110
Other	6,368	5,782

	43,289	38,970

Total assets	$361,828	$330,660

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In Thousands Except Share and Per Share Data)
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$27,266	$31,462
Notes payable to bank	2,801	4,525
Accrued expenses	26,873	22,542
Accrued income taxes	2,574	3,640
Deferred income taxes	2,375	2,717
Current portion of long-term debt	5,655	5,758

Total current liabilities	67,544	70,644
Other liabilities:
Long-term debt	19,363	67,578
Accrued pension liability	8,145	26,814
Deferred income taxes	4,361	1,673
Accrued postretirement benefits	2,199	2,414
Derivative financial instruments	—	433
Accrued income taxes	1,054	—
Other liabilities	4,017	3,995

	39,139	102,907
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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

7. Industry Segment and Foreign Operations (Continued)

Net Property, Plant and Equipment by country:

	Year Ended December 31,
	2007	% of Total	2006	% of Total	2005	% of Total
	(in thousands)
U.S.	$21,569	35.0%	$23,763	37.1%	$27,114	40.9%
Switzerland	29,306	47.6%	27,202	42.5%	26,042	39.2%
Taiwan	7,791	12.7%	7,937	12.4%	8,077	12.2%
Other Foreign	2,865	4.7%	5,150	8.0%	5,088	7.7%

Total Foreign	39,962		40,289		39,207

Net PP&E	$61,531	100.0%	$64,052	100.0%	$66,321	100.0%

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

HARDINGE INC. (Registrant)
March 20, 2008	/s/ J. PATRICK ERVIN J. Patrick Ervin Chairman of the Board, President, and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 2008	/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer (Principal Financial Officer)
March 20, 2008	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 20, 2008	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 20, 2008	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 20, 2008	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 20, 2008	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director
March 20, 2008	/s/ KYLE H. SEYMOUR Kyle H. Seymour Director

QuickLinks

EXPLANATORY NOTE
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