Form 10-Q
period 2008-03-31
HARDINGE INC
filed 2008-05-12
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 in the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

As of March 31, 2008 there were 11,473,044 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$14,190	$16,003
Accounts receivable, net	70,412	71,228
Notes receivable, net	835	1,555
Inventories, net	173,069	158,617
Deferred income taxes	1,110	1,032
Prepaid expenses	10,599	8,573
Total current assets	270,215	257,008

Property, plant and equipment:
Property, plant and equipment	188,856	180,427
Less accumulated depreciation	123,657	118,896
Net property, plant and equipment	65,199	61,531

Other assets:
Notes receivable, net	1,638	1,847
Deferred income taxes	290	306
Other intangible assets	11,733	11,927
Goodwill	25,586	22,841
Other	8,028	6,368
	47,275	43,289

Total assets	$382,689	$361,828

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$30,149	$27,266
Notes payable to banks	479	2,801
Accrued expenses	29,666	26,873
Accrued income taxes	1,579	2,574
Deferred income taxes	2,500	2,375
Current portion of long-term debt	28,915	5,655
Total current liabilities	93,288	67,544

Other liabilities:
Long-term debt	—	19,363
Accrued pension expense	7,977	8,145
Deferred income taxes	4,802	4,361
Accrued postretirement benefits	2,087	2,199
Accrued income taxes	1,071	1,054
Other liabilities	3,759	4,017
	19,696	39,139

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued – none
Common stock, $.01 par value:
Authorized shares - 20,000,000;
Issued shares – 12,472,992 at March 31, 2008 and December 31, 2007	125	125
Additional paid-in capital	114,595	114,971
Retained earnings	127,532	128,838
Treasury shares – 999,948 at March 31, 2008 and 993,076 shares at December 31, 2007	(13,066)	(13,023)
Accumulated other comprehensive income	40,519	24,234
Total shareholders’ equity	269,705	255,145

Total liabilities and shareholders’ equity	$382,689	$361,828

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$85,599	$86,966
Cost of sales	60,471	58,986
Gross profit	25,128	27,980

Selling, general and administrative expenses	23,501	19,625
Other expense (income)	2,024	(633)
(Loss) income from operations	(397)	8,988

Interest expense	451	1,369
Interest (income)	(40)	(53)
(Loss) income before income taxes	(808)	7,672

Income tax (benefit) expense	(78)	2,347
Net (loss) income	$(730)	$5,325

Per share data:

Basic (loss) earnings per share	$(0.06)	$.61
Weighted average number of common shares outstanding	11,323	8,786

Diluted (loss) earnings per share:	$(0.06)	$.60
Weighted average number of common shares outstanding	11,323	8,845

Cash dividends declared	$.05	$.05

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net (loss) income	$(730)	$5,325
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,611	2,477
Provision for deferred income taxes	663	155
Unrealized foreign currency transaction loss (gain)	1,919	(668)
Changes in operating assets and liabilities:
Accounts receivable	3,419	1,923
Notes receivable	977	1,207
Inventories	(6,749)	(7,260)
Prepaid expenses/other assets	(1,678)	105
Accounts payable	2,345	(958)
Accrued expenses	(4,741)	817
Accrued postretirement benefits	(112)	(165)
Net cash (used in) provided by operating activities	(2,076)	2,958

Investing activities
Capital expenditures	(1,236)	(425)
Net cash used in investing activities	(1,236)	(425)

Financing activities
(Decrease) increase in short-term notes payable to bank	(2,322)	3,296
Increase in long-term debt	3,575	3,172
Net purchases of treasury stock	(498)	(6)
Dividends paid	(576)	(444)
Net cash provided by financing activities	179	6,018

Effect of exchange rate changes on cash	1,320	89
Net (decrease) increase in cash	(1,813)	8,640

Cash and cash equivalents at beginning of period	16,003	6,762

Cash and cash equivalents at end of period	$14,190	$15,402

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED AND CONDENSED)

March 31, 2008

NOTE A—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  We operate in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the December 31, 2007 consolidated financial statements have been reclassified to conform with the March 31, 2008 presentation.

During the quarter ended March 31, 2008, we violated our debt covenant calculation in our U.S. credit agreement related to fixed charges. We have negotiated an amendment with the banks to our current credit facility which excludes abnormal or unusual items from the calculation.  This amendment enables us to be in compliance with the covenants at March 31, 2008.  However, our debt is shown as a current liability as of March 31, 2008 because it is possible that we may violate the covenant within the next year.  As a result of this transaction, our Form 10-Q balance sheet as of March 31, 2008 reflects all debt as current which is different from the balance sheet set forth in our press release circulated on May 8, 2008 and filed on Form 8-K with the Securities and Exchange Commission on May 12, 2008. The Company is currently in the process of negotiating a new credit facility which will remediate this covenant compliance issue.  We anticipate finalizing the new credit agreement by the end of the second quarter.

NOTE B—STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the grant date fair value of the award. This was adopted using the modified perspective method.

We did not issue any new stock options during 2008 or 2007. All previously awarded stock option grants were fully vested at the date of the adoption of SFAS 123R, thus, we did not recognize any share-based compensation expense in 2008 or 2007, related to stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE B—STOCK-BASED COMPENSATION (Continued)

The Company does recognize share-based compensation expense in relation to restricted stock awards issued. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Three months ended
	March 31,
	2008	2007
Shares and units at beginning of period	177,000	143,000
Shares granted	42,000	49,500
Shares vested	(16,000)	(26,000)
Shares canceled, forfeited or exercised	(8,000)	—
Shares at end of period	195,000	166,500

The value of the restricted stock awarded in the three months ended March 31, 2008 and 2007 was $0.5 million and $0.9 million, respectively. We amortize compensation expense for restricted stock over the vesting period of the grant. Total share-based compensation expense for the three months ended March 31, 2008 and 2007, was $78,524 and $58,589, respectively, relating to restricted stock. At March 31, 2008, the compensation cost not yet recognized on these shares was $2.1 million, which will be amortized over a weighted average term of 3.5 years.

NOTE C—WARRANTIES

We offer warranties for our products. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we sold the product.  We generally provide a basic limited warranty, including parts and labor for a period of one year.  We estimate the costs that may be incurred under our basic limited warranty, based largely upon actual warranty repair cost history, and record a liability for such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

We also sell extended warranties for some of our products.  These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale.  Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.

These liabilities are reported as accrued expenses on our consolidated balance sheet.

A reconciliation of the changes in our product warranty accrual during the three month periods ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007
	(dollars in thousands)

Beginning balance	$2,469	$1,957
Provision for warranties	420	363
Warranties settlement costs	(429)	(394)
Other – currency translation impact	236	7
Quarter end balance	$2,696	$1,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE D—INVENTORIES

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	March 31,	December 31,
	2008	2007
	(dollars in thousands)
Finished products	$90,103	$85,009
Work-in-process	32,909	31,428
Raw materials and purchased components	50,057	42,180
Inventories, net	$173,069	$158,617

NOTE E—INCOME TAXES

We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K. deferred tax asset for minimum pension liabilities and maintain a valuation allowance on our Canadian and China deferred tax asset for net operating loss carryforwards.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was 9.6% for the three months ended March 31, 2008. The anticipated full year tax rate has been affected by the recognition of the accumulated tax effects of a settled cash flow hedge as described below, which is a discrete period item.

We have approximately a $1.1 million liability for uncertain income tax positions at March 31, 2008 and December 31, 2007.  If recognized, the liability with related penalties and interest at March 31, 2008 would be recorded as a benefit to income tax expense on our Consolidated Statement of Operations.

We record interest and penalties on tax reserves as income tax expense in the financial statements. For the quarter ended March 31, 2008, a nominal amount of interest expense was recorded, and there was $0.2 million of accrued interest and $0.3 million of accrued penalties related to uncertain tax positions included in the liability for uncertain tax positions at March 31, 2008.

The tax years 2004 to 2007 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2002 to 2007 generally remain open to routine examination by foreign taxing authorities.

During the quarter ended March 31, 2008, one of our derivatives, a qualifying hedge, was settled.  The accumulated tax effect related to the contract, a benefit of $0.6 million that had previously been recognized in Other Comprehensive Income , was recognized through earnings in the current quarter.  This tax effect typically is recognized through earnings over the duration and effectiveness of the hedge, but due to our valuation allowance in the U.S., no tax benefit could be recognized through earnings until final settlement of the contact.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

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

NOTE G—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share.  Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period.  For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS 128:

	Three months ended
	March 31,
	2008	2007
	(dollars in thousands except per share data)
Numerator:
Net (loss) income	$(730)	$5,325
Numerator for basic (loss) earnings per share	(730)	5,325
Numerator for diluted (loss) earnings per share	(730)	5,325

Denominator:
Denominator for basic (loss) earnings per share -weighted average shares (in thousands)	11,323	8,786
Effect of diluted securities:
Restricted stock and stock options (in thousands)	N/A	59
Denominator for diluted (loss) earnings per share -adjusted weighted average shares (in thousands)	11,323	8,845

Basic (loss) earnings per share	$(0.06)	$0.61
Diluted (loss) earnings per share	$(0.06)	$0.60

For the three months ended March 31, 2008, the effect of restricted stock and stock options is excluded from diluted shares outstanding as they are anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE H—REPORTING COMPREHENSIVE INCOME

The components of other comprehensive income (loss), net of tax, for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three months ended
	March 31,
	2008	2007
	(dollars in thousands)

Net (Loss) Income	$(730)	$5,325
Other Comprehensive Income:
Foreign currency translation adjustments	17,185	172
Pension liability adjustment, net of tax	(246)	(61)
Unrealized gain (loss) on derivatives adjustment, net of tax:
Cash flow hedges	(654)	28
Other comprehensive income	16,285	139
Total Comprehensive Income	$15,555	$5,464

Accumulated balances of the components of other comprehensive income, net of tax, in the Consolidated Balance Sheets at March 31, 2008 and December 31, 2007 are as follows:

	Accumulated balances
	March 31,	Dec. 31,
	2008	2007
	(dollars in thousands)
Accumulated Other Comprehensive Income:
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $3,934 and $3,861 in 2008 and 2007, respectively)	$2,088	$2,334
Foreign currency translation adjustments	38,431	21,246
Unrealized gain on derivatives, net of tax:
Cash flow hedges, (net of tax of $634 in 2007)	—	654
Accumulated Other Comprehensive Income	$40,519	$24,234

NOTE I—GOODWILL AND OTHER INTANGIBLE ASSETS

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

The total carrying amount of goodwill was $25.6 million as of March 31, 2008 and $22.8 million as of December 31, 2007.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  Canadian Harding Machine Tools purchased a Canadian entity in 2007 and recorded $2.1 million in goodwill. The asset value of the goodwill increased by $2.8 million during the first quarter of 2008, due to the increased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE I—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

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

Amortizable intangible assets of $5.1 million include the Bridgeport technical information, patents, distribution agreement, customer lists and other items. The estimated useful life of these intangible assets ranges from five to ten years.

NOTE J—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 106 and 132(R).

A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company for the three months ended March 31, 2008 and 2007 is presented below:

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Service cost	$843	$1,034	$7	$7
Interest cost	2,215	2,025	37	36
Expected return on plan assets	(2,766)	(2,437)	—	—
Amortization of prior service cost	(37)	(35)	(126)	(126)
Amortization of transition (asset)	(89)	(92)	—	—
Amortization of loss	34	298	—	2
Net periodic cost (benefit)	$200	$793	$(82)	$(81)

The expected contributions to be paid during the year ending December 31, 2008 to the domestic defined benefit plan are $6.2 million.  Contributions to the domestic plan as of March 31, 2008 and 2007 were $0.5 and $0.0 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2008 to the foreign defined benefit plans are $2.6 million.  For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations.  As of March 31, 2008 and 2007, $0.7 million and $0.5 million contributions have been made to the foreign plans, respectively. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE K—COMMITMENTS AND CONTINGENCIES

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

In particular, the Company’s New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination.  The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, we received a Special Notice Concerning a Remedial Investigation/Feasibility Study for the Koppers Pond (“the Pond”) portion of the Kentucky Avenue Wellfield site.  The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Well Field Superfund site, including releases into and in the vicinity of the Pond.  The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

A substantial portion of the Pond is located on our property.  We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS has been estimated to be between $0.6 million and $0.8 million.  We have established a reserve of $0.09 million for our portion of the study. The PRPs developed a Draft RI/FS with their consultant and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs’ responses to EPA’s comments on their December 6th submission. The PRPs are planning to mobilize and initiate field investigations commencing the week of May 5, 2008.

Until receipt of this notice, we had never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site.  Environmental sampling on our property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that our property is contributing to the contamination. Since the RI/FS has not commenced, we have not established, other than as described above, a reserve for any potential costs relating to this site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2008

NOTE L— SUBSEQUENT EVENT

We operate in many foreign countries and are exposed to movements in foreign currency exchange rates.  In April 2008, we entered into a non-deliverable forward contract through June 6, 2008 with a notional amount of $24.0 million to hedge 100% of our net U.S. Dollar denominated receivables and payables in our Hardinge Taiwan subsidiary.

NOTE M—NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not impact our consolidated financial statements for the period ending March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not impact our consolidated financial statements for the period ended March 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised - 2007) (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed, and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008 and impacts business combinations after that date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and other related literature. We believe that the updated disclosures will not have a material impact on our consolidated financial statements.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.   The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial statement notes (“Notes”) appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2007.

Our primary business is designing, manufacturing and distributing high precision computer controlled material-cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China, with sales to most industrialized countries. Approximately 66% of our 2007 sales were to customers outside North America, 70% of our 2007 products were manufactured outside of North America and approximately 58% of our employees are located outside of North America.

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

On April 25, 2007, the Company completed a public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On March 31, 2008 and 2007, we had 11,473,044 and 8,890,859 shares of common stock outstanding, respectively.

Results of Operations (unaudited)

Summarized selected financial data for the three months ended March 31, 2008 and March 31, 2007:

	Three months ended
	March 31,
	2008	2007	Change		% Change
	(in thousands, except per share amount)
Net sales	$85,599	$86,966	$(1,367)		(1.6)%
Gross profit	25,128	27,980	(2,852)		(10.2)%
SG&A expenses	23,501	19,625	3,876		19.8%
Other expense (income)	2,024	(633)	2,657		(419.7)%
(Loss) income from operations	(397)	8,988	(9,385)		(104.4)%
(Loss) profit before taxes	(808)	7,672	(8,480)		(110.5)%
Net (loss) income	(730)	5,325	(6,055)		(113.7)%
Diluted (loss) earnings per share	$(0.06)	$0.60	$(0.66)
Weighted average shares outstanding	11,323	8,845
Gross profit as % of net sales	29.4%	32.2%	(2.8	) pts.
SG&A expense as % of net sales	27.5%	22.6%	4.9	pts.
Other expense (income) as a % of net sales	2.4%	(0.7)%	3.1	pts.
(Loss) income from operations as % of net sales	(0.5)%	10.3%	(10.8	) pts.
Net (loss) income as % of net sales	(0.9)%	6.1%	(7.0	) pts.

Orders.   Orders for the first quarter of 2008 were $93.1 million, a decrease of $2.4 million or 3% compared to the same period in 2007.  Excluding the impact of foreign currency results, orders declined by $8.8 million or 9%.

The table below summarizes orders by geographical region for the first quarter of 2008 compared to the same period in 2007:

	Three months ended
	March 31,
Orders from Customers in:	2008	2007	% Change
	(dollars in thousands)
North America	$25,698	$33,995	(24.4)%
Europe	43,348	45,353	(4.4)%
Asia & Other	24,075	16,220	48.4%
	$93,121	$95,568	(2.6)%

North American orders were negatively influenced by the non-recurrence of a $4.9 million order for grinding machines for use in turbine blade manufacturing in the first quarter of 2007.  Excluding this order, the North American market demand would have been down by $3.4 million or 12% for the quarter. Uncertainty in the U.S. market is having significant influence on performance.

European orders were down $2.0 million, or 4% versus the first quarter of 2007. Our order performance in Europe has been steady for over 18 months, however, we are seeing some signs of decline in the UK market. Overall, our European business continues to be relatively strong.

Asia & Other orders increased by $7.9 million, or 48% in the first quarter of 2008 compared to the same period in 2007. This increase was exclusively driven by success in the Chinese market.

Net Sales.   Net sales for the three months ended March 31, 2008 were $85.6 million, a decrease of $1.4 million or 2% compared to the three months ended March 31, 2007. Excluding the impact of foreignexchange, sales declined by $8.1 million or 9%. The geographic mix of sales for the first quarter was similar to the mix for the full year 2007 with more than 66% of sales outside of North America.

The table below summarizes first quarter 2008 net sales by geographical region compared to the same period in 2007:

	Three months ended
	March 31,
Sales to Customers in :	2008	2007	% Change
	(dollars in thousands)
North America	$28,556	$27,780	2.8%
Europe	37,563	41,263	(9.0)%
Asia & Other	19,480	17,923	8.7%
	$85,599	$86,966	(1.6)%

North American sales were steady, in comparison to the prior year, despite an economic environment that is not favoring capital spending. Increased sales, related to our direct sales efforts, more than offset declines resulting from adjustments to our distribution channels.

The 9% decrease in European net sales was a result of slowness in the UK market, where the company has a significant presence, in addition to lower volume in Germany driven by transitioning market coverage in certain product segments from distribution to direct selling.

Asia & Other net sales increased by 9% for the quarter, reflecting improved performance in the Chinese market. This excludes approximately $3.5 million of grinding machines that had delayed shipments due to import/export compliance issues between Switzerland and China.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate during the periods presented. For the first quarter of 2008, the U.S. Dollar weakened 13% against the Euro, 13% against the Swiss Franc, 8% against the Chinese Renminbi, 4% against the New Taiwanese Dollar, and 1% against the British Pound Sterling, compared to the average rates during the same period in 2007. The net of these foreign currency changes relative to the U.S. Dollar was a favorable impact of $6.7 million on net sales for the first quarter of 2008.

Sales of machines accounted for approximately 74.4% and 72.0% of net sales in the first quarter of 2008 and 2007, respectively. Sales of non-machine products and services consist of workholding, repair parts, service, and accessories.

Gross Profit.   First quarter 2008 gross profit was $25.1 million, down 10% in comparison to $28.0 million for the prior year quarter.  Gross profit for the first quarter was positively impacted by $1.8 million due to the translation of foreign subsidiary financial statements into US Dollars, which was partially offset by $1.0 million related to the impact of exchange rates where revenue transactions are in currencies other than the functional currency. Gross profit margin for the quarter was 29.4% of net sales, a reduction of 280 basis points in comparison to 32.2% for 2007.  Lower unit production volume continues to have an unfavorable affect on factory absorption, which results in lower profit margins. We have evaluated factory loading of production and will be moving some production that is currently outsourced to company owned facilities as well as making necessary cost reductions to align overhead costs with current demand.

Selling, General and Administrative Expenses.   Selling, general and administrative (SG&A) expenses were $23.5 million, or 27.5% of net sales in the first quarter of 2008, compared to $19.6 million, or 22.6% of net sales in the first quarter of 2007.  The $3.9 million SG&A increase for the first quarter of 2008 was primarily a result of $1.5 million related to the unfavorable effects of foreign subsidiary financial statement translation and increases of $1.6 in direct sales and marketing efforts in the UK, North America, and Germany, with the balance of the increase attributable to strengthening the corporate infrastructure. We have also evaluated expense levels by market, and will redeploy resources where market opportunities are greater and/or adjust spending levels depending on our performance.

Other Expense/(Income).   Other expense/(income) was $2.0 million expense for the first quarter of 2008 compared to $0.6 million income in the first quarter of 2007, and has been separately reclassified out of SG&A in order to provide greater transparency in the financial statements. This expense was primarily a result of unrealized/realized currency losses in the current quarter.

Income from Operations.   Income from operations was ($0.4) million, or (0.5%) of net sales for the first quarter of 2008 compared to $9.0 million or 10.3% of net sales for the same period in 2007.

Interest Expense & Interest Income.    Interest expense was $0.5 million for the first quarter of 2008 compared to $1.4 million for the prior year period, and reflects actions taken by the Company in 2007 to substantially reduce long-term debt.

Income Tax/Benefit. The provision for income taxes was a benefit of $0.1 million for the three months ended March 31, 2008, compared to an tax expense of $2.3 million for the same period of 2007.  The effective tax rate was 9.6% for the three months ended March 31, 2008, compared to 30.6% for the same period of 2007.

This difference was driven by the mix of earnings by country, and by the following discrete period item which occurred in the current quarter: the recognition of the accumulated tax effects of a settled derivative contract.  This tax effect, a benefit of $0.6 million, typically is recognized through earnings over the duration and effectiveness of the hedge.  However, due to our valuation allowance in the U.S., no tax benefit could be recognized through earnings until final settlement of the contact.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2008 effective income tax rate to be in the range of 25% to 27%, inclusive of the effects of the discrete period item described above.

We have recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations, and consistent with accounting for taxes under FAS109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) from continuing operations of the U.S. for 2008 or 2007 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

The effective tax rate for the period ended March 31, 2008 of 9.6% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, as well as the benefit of the discrete item described above.

Net Income.   Net income (loss) for the first quarter of 2008 was ($0.7) million, or (0.9%) of net sales, compared to $5.3 million, or 6.1% of net sales for the same period in 2007. Diluted and basic (loss) earnings per share for the first quarter of 2008 were ($0.06) and ($0.06) respectively, compared to $0.60 and $0.61 per share for the first quarter of 2007.

Liquidity and Capital Resources

At March 31, 2008, cash was $14.2 million compared to $16.0 million at December 31, 2007.  The current ratio at March 31, 2008 was 2.90:1 compared to 3.81:1 at December 31, 2007.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow (used in) provided by operating and investing activities for the three months ended March 31, 2008 compared to the same period in 2007 are summarized in the table below:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(2,076)	$2,958
Cash flow used in investing activities	$(1,236)	$(425)
Capital expenditures (included in investing activities)	$(1,236)	$(425)

Cash used in operating activities was $2.1 million for the three months ended March 31, 2008, compared to $3.0 million provided by operating activities for the same period in 2007. This represents a decrease in cash provided by operating activities of $5.0 million.

Cash used in investing activities was $1.2 million for the three months ended March 31, 2008 compared to $0.4 million for the same period in 2007.  Capital expenditures for the three months ended March 31, 2008 included updates to our overall information technology infrastructure and routine maintenance.

Cash Flow Provided by Financing Activities:

Cash flow provided by financing activities for the three months ended March 31, 2008 and 2007, are summarized in the table below:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Borrowings of short-term notes payable	$(2,322)	$3,296
Borrowings of long-term debt	3,575	3,172
Net (purchases) of treasury stock	(498)	(6)
Payments of dividends	(576)	(444)
Net cash provided by financing activities	$179	$6,018

Cash flow provided by financing activities was $0.2 million for the three months ended March 31, 2008 compared to $6.0 million for the same period in 2007.  We used $0.6 million to purchase stock through our Stock Repurchase Program. During the quarter ended March 31, 2008, we repurchased 45,500 shares of stock at an average price of $12.72 per share.  Debt outstanding, including notes payable, was $29.4 million on March 31, 2008 compared to $84.3 million on March 31, 2007. In April of 2007, we completed a public offering of 2,553,000 shares of common stock, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities.

Credit Facilities:

We maintain a revolving loan agreement with a group of U.S. banks.  This agreement, which expires in January 2010, provides for borrowings of up to $70.0 million, secured by substantially all of the Company’s domestic assets, other than real estate, and by a pledge of 65% of its investment in its major subsidiaries.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.15% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  At March 31, 2008, and December 31, 2007 borrowings under this agreement were $13.0 million and $8.0 million, respectively.

We also have a term loan, maturing in January 2011, with substantially the same security and financial covenants as provided under the revolving loan agreement described above.  At March 31, 2008, the balance of the term loan was $11.0 million with quarterly principal payments of $1.3 million from 2007 through December 2010.

We maintain an $8.0 million unsecured short-term line of credit from a bank with interest based on current prime.  At March 31, 2008, borrowings under this line of credit were $0.5 million.

Our Swiss subsidiary maintains unsecured overdraft facilities with commercial banks, providing borrowing up to 15.9 million Swiss francs, which is equivalent to approximately $16.1 million at March 31, 2008.  The borrowing limits on these facilities are reduced 0.08 million Swiss francs or approximately $0.08 million per quarter. At March 31, 2008 and December 31, 2007, there were no borrowings under the overdraft facilities.  Our Swiss subsidiary also has loan agreements with a Swiss bank, which are secured by the real property owned by the Swiss subsidiary and which provide for borrowings up to 11.3 million Swiss francs, which is equivalent to approximately $11.3 million at March 31, 2008. The borrowing limits on these facilities are reduced 0.25 million Swiss francs or approximately $0.25 million per year.  There were no borrowings under the mortgage facilities at March 31, 2008 and December 31, 2007.

Our UK subsidiary maintains an overdraft facility that allows for borrowing up to 0.4 million pounds sterling, which is equivalent to approximately $0.7 million at March 31, 2008. There were no borrowings under this facility at March 31, 2008 and December 31, 2007.

Our Taiwan subsidiary maintains a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings of 148.5 million New Taiwanese dollars which is equivalent to approximately $4.9 million. At March 31, 2007 and December 31, 2007 borrowings under this agreement were $4.9 million and $4.7 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the company maintain specified levels of tangible net worth, working capital, and specified ratios of debt to EBITDA, and EBITDA minus capital expenditures to fixed charges.

During the quarter ended March 31, 2008, we violated our debt covenant calculation in our U.S. credit agreement related to fixed charges. We have negotiated an amendment with the banks to our current credit facility which excludes abnormal or unusual items from the calculation.  This amendment enables us to be in compliance with the covenants at March 31, 2008.  However, our debt is shown as a current liability as of March 31, 2008 because it is possible that we may violate the covenant within the next year.  The Company is currently in the process of negotiating a new credit facility which will remediate this covenant compliance issue.  We anticipate finalizing the new credit agreement by the end of the second quarter.

In aggregate, these and other borrowing agreements permit for borrowing of up to $122.0 million, including $89.0 million from our U.S. credit agreement. As of March 31, 2008, $29.4 million was borrowed under these agreements. The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2007 Form 10K.

This report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based on management’s current expectations that involve risks and uncertainties. Any statements that are not statements of historical fact or that are about future events may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “ should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward- looking statements. The Company’s actual results or outcomes and the timing of certain events may differ significantly from those discussed in any forward-looking statements.  Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the company’s entry into new product and geographic markets, the company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations.  Any forward-looking statement should be considered in light of these factors.  The company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the first three months of 2008.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2007 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2008. As defined in Rule 13a-12(e) and 15d-12(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, due to the material weakness in the Company’s internal control over financial reporting.  During the quarter ended March 31, 2008, the Company began the process of implementing controls and procedures to address the material weaknesses identified as of December 31, 2007 and believes that, once fully implemented, these controls and procedures will correct the material weaknesses discussed above. However, based on our current evaluation, we concluded that the disclosure controls and procedures are still not fully effective as of March 31, 2008.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1. a. Risk Factors

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Changes in Securities

The following tables provides information about issuer repurchases of our common stock by month for the quarter ended March 31, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – January 31, 2008	5,124	$17.19
February 1 – February 29, 2008	—	—
March 1 – March 31, 2008	45,500	$12.72
Total	50,624

The above shares repurchased in January were part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations. The shares repurchased in March of 2008 were shares purchased under the Company’s new Stock Repurchase Program.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

On May 12, 2008 we entered into an amendment to our Second Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the Banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger and JPMorgan Chase Bank, N.A. as Syndication Agent and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005 and second amended and restated dated as of November 21, 2006.  This amendment to our current U.S. credit facility excludes abnormal or unusual items from our covenant calculation of fixed charges.  This amendment enables us to be in compliance with the covenants at March 31, 2008.  However, our debt is shown as a current liability because it is possible that we may violate the covenant within the next year.  As a result of this transaction, our Form 10-Q balance sheet as of March 31, 2008 reflects all debt as current which is different from the balance sheet set forth in our press release circulated on May 8, 2008 and filed on Form 8-K with the Securities and Exchange Commission on May 12, 2008.  The Company is currently in the process of negotiating a new credit facility which will remediate this covenant compliance issue.  We anticipate finalizing the new credit agreement by the end of the second quarter.

Item 6.  Exhibits

3.1	-	By-Laws of Hardinge Inc. dated September 28, 2004 as amended May 6, 2008.

10.1	-

Amendment Two dated May 12, 2008 to the Second Amended and Restated Revolving Credit and Term Loan Agreement among Hardinge Inc. and the Banks signatory thereto and Manufacturers and Traders Trust Company as Agent and Lead Arranger and JPMorgan Chase Bank, N.A. as Syndication Agent and KeyBank National Association as Documentation Agent dated as of October 24, 2002 and amended and restated as of January 28, 2005 and second amended and restated dated as of November 21, 2006.

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

Hardinge Inc.

May 12, 2008	By:	/s/ J. Patrick Ervin
Date		J. Patrick Ervin
Chairman of the Board, President/CEO

May 12, 2008	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Vice President/CFO
(Principal Financial Officer)