Form 10-Q
period 2008-06-30
HARDINGE INC
filed 2008-08-11
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of June 30, 2008 there were 11,443,224 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash	$14,301	$16,003
Accounts receivable, net	68,826	71,228
Notes receivable, net	702	1,555
Inventories, net	165,537	158,617
Deferred income tax	1,106	1,032
Prepaid expenses	10,123	8,573
Total current assets	260,595	257,008

Property, plant and equipment:
Property, plant and equipment	188,114	180,427
Less accumulated depreciation	124,931	118,896
Net property, plant and equipment	63,183	61,531

Non-current assets:
Notes receivable, net	1,391	1,847
Deferred income taxes	296	306
Other intangible assets	11,540	11,927
Goodwill	24,979	22,841
Other long-term assets	9,180	6,368
	47,386	43,289

Total assets	$371,164	$361,828

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued

(In Thousands, Except Share Data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$24,788	$27,266
Notes payable to bank	—	2,801
Accrued expenses	31,128	26,873
Accrued income taxes	275	2,574
Deferred income taxes	2,525	2,375
Current portion of long-term debt	593	5,655
Total current liabilities	59,309	67,544

Other liabilities:
Long-term debt	25,650	19,363
Accrued pension expense	5,851	8,145
Deferred income taxes	4,808	4,361
Accrued postretirement benefits	1,983	2,199
Accrued income taxes	1,406	1,054
Other liabilities	5,066	4,017
	44,764	39,139

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000;
Issued shares – 12,472,992 at June 30, 2008 and December 31, 2007	125	125
Additional paid-in capital	115,152	114,971
Retained earnings	127,408	128,838
Treasury shares – 1,039,768 at June 30, 2008 and 993,076 shares at December 31, 2007	(13,603)	(13,023)
Accumulated other comprehensive income	38,009	24,234
Total shareholders’ equity	267,091	255,145

Total liabilities and shareholders’ equity	$371,164	$361,828

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$96,565	$89,710	$182,164	$176,676
Cost of sales	66,255	60,423	126,726	119,409
Gross profit	30,310	29,287	55,438	57,267

Selling, general and administrative expenses	27,963	21,367	51,464	40,992
Other expense (income)	(68)	(733)	1,956	(1,366)
Income from operations	2,415	8,653	2,018	17,641

Interest expense	470	714	921	2,083
Interest (income)	(143)	(55)	(183)	(108)
Income before income taxes	2,088	7,994	1,280	15,666

Income taxes	1,640	2,011	1,562	4,358
Net income (loss)	$448	$5,983	$(282)	$11,308

Per share data:

Basic earnings (loss) per share:	$0.04	$0.57	$(0.02)	$1.19
Weighted average number of common shares outstanding (in thousands)	11,300	10,502	11,312	9,522

Diluted earnings (loss) per share:	$0.04	$0.57	$(0.02)	$1.18
Weighted average number of common shares outstanding (in thousands)	11,370	10,575	11,312	9,595

Cash dividends declared per share	$0.05	$0.05	$0.10	$0.10

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net (loss) income	$(282)	$11,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,351	4,972
Provision for deferred income taxes	904	548
Gain on sale of asset	(23)	—
Unrealized intercompany foreign currency transaction loss (gain)	1,673	(1,188)
Changes in operating assets and liabilities:
Accounts receivable	5,257	(491)
Notes receivable	1,357	1,877
Inventories	(561)	(19,022)
Prepaids/other assets	(1,914)	1,092
Accounts payable	(2,819)	512
Accrued expenses	(5,296)	2,763
Accrued postretirement benefits	(216)	(215)
Net cash provided by operating activities	3,431	2,156

Investing activities
Capital expenditures	(2,514)	(1,524)
Proceeds from sale of asset	60	—
Purchase of Canadian entity net of cash acquired	—	(232)
Net cash (used in) investing activities	(2,454)	(1,756)

Financing activities
(Decrease) in short-term notes payable to bank	(2,800)	(205)
Increase (decrease) in long-term debt	910	(52,134)
Net Proceeds from issuance of common stock	—	55,946
Net (purchases) sales of treasury stock	(589)	62
Dividends paid	(1,148)	(1,017)
Net cash (used in) provided by financing activities	(3,627)	2,652

Effect of exchange rate changes on cash	948	148
Net (decrease) increase in cash	(1,702)	3,200

Cash at beginning of period	16,003	6,762

Cash at end of period	$14,301	$9,962

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2008

NOTE A—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and six month period ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  We operate in only one business segment – industrial machine tools.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the December 31, 2007 consolidated financial statements have been reclassified to conform with the June 30, 2008 presentation.

NOTE B – SIGNIFICANT RECENT EVENTS

On June 13, 2008, we entered into a new five-year $100.0 million multi-currency secured credit facility.  The new multi-currency credit facility replaced a $70.0 million revolving credit facility, a term loan agreement which was due to mature January 2011 as well as several other credit facilities in place in our foreign subsidiaries. This new facility is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, other than real estate, and a pledge of (i) 100% of the Company’s investments in its domestic subsidiaries and (ii) 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH.  In addition, if certain conditions are met, Hardinge Holdings GmbH may be required to pledge its investment in certain of its material foreign subsidiaries.  The obligations of the Company and Hardinge Holdings GmbH are also guaranteed by all of the Company’s domestic subsidiaries and, under certain conditions, by certain of the Company’s material foreign subsidiaries. The new facility will allow the Company and its newly-formed, wholly owned Swiss subsidiary, Hardinge Holdings GmbH, to borrow in a variety of currencies and jurisdictions managing worldwide cash flow more efficiently.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.20% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  We have the option, subject to certain conditions, to increase the facility by $50.0 million. At June 30, 2008, borrowings under this agreement were $21.5 million with an average interest rate of 3.95%.  The credit agreement contains certain financial covenants that are tested quarterly relating to leverage and fixed charge coverage. The Company was in compliance with the covenants at June 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE C—STOCK-BASED COMPENSATION

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

The Company does recognize share-based compensation expense in relation to restricted stock awards issued.  A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Shares and units at beginning of period	195,000	166,500	177,000	143,000
Shares granted	—	—	42,000	49,500
Shares vested	(17,750)	—	(33,750)	(26,000)
Shares cancelled, forfeited or exercised	(33,517)	(2,000)	(41,517)	(2,000)
Shares and units at end of period	143,733	164,500	143,733	164,500

The value of the restricted stock awarded in the six months ended June 30, 2008 and 2007 was $0.5 million and $0.9 million, respectively. We amortize compensation expense for restricted stock over the vesting period of the grant. Total share-based compensation expense for the three months and six months ended June 30, 2008 was $0.1 million and $0.2 million, respectively, relating to restricted stock. Total share-based compensation expense for the three months and six months ended June 30, 2007 was $0.1 million and $0.1 million, respectively.   At June 30, 2008, the compensation cost not yet recognized on these shares was $1.5 million, which will be amortized over a weighted average term of 3.1 years.

NOTE D—WARRANTIES

We offer warranties for our products.  The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we sold the product.  We generally provide a basic limited warranty, including parts and labor for a period of one year.  We estimate the costs that may be incurred under its basic limited warranty, based largely upon actual warranty repair cost history, and record a liability for such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

We also sell extended warranties for some of our products.  These extended warranties usually cover a 12-24 month period that begins 0-12 months after time of sale.  Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.

These liabilities are reported as accrued expenses on our consolidated balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE D—WARRANTIES (Continued)

A reconciliation of the changes in our product warranty accrual during the three month and six month periods ended June 30, 2008 and 2007 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)

Beginning balance	$2,696	$1,933	$2,469	$1,957
Provision for warranties	684	764	1,104	1,127
Warranties settlement costs	(603)	(626)	(1,032)	(1,020)
Other – currency translation impact	(52)	(10)	184	(3)
Quarter end balance	$2,725	$2,061	$2,725	$2,061

NOTE E—INVENTORIES

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	June 30,	December 31,
	2008	2007
	(dollars in thousands)
Finished products	$83,486	$85,009
Work-in-process	32,569	31,428
Raw materials and purchased components	49,482	42,180
	$165,537	$158,617

NOTE F—INCOME TAXES

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

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was 78.5% and 122.0% for the three months and six months ended June 30, 2008.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded, and the following discrete period items: in the first quarter of 2008, by the recognition of the accumulated tax effects of a settled derivative contract as described below, and in the second quarter of 2008, by increases to the reserves for uncertain tax benefits of $0.3 million, including interest thereon.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE F—INCOME TAXES (Continued)

The tax years 2004 to 2007 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2002 to 2007 generally remain open to routine examination by foreign taxing authorities.

                At June 30, 2008, we had a $1.4 million liability recorded for uncertain income tax positions, which included interest and penalties of $.6 million. We had a $1.1 million liability recorded for uncertain income tax positions at December 31, 2007, which included interest and penalties of $.5 million.  If recognized, the liability with related penalties and interest at June 30, 2008 and December 31, 2007 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

We report interest and penalties related to tax reserves as income tax expense. If recognized, essentially all of the uncertain tax benefits, and related penalties and interest at June 30, 2008 and December 31, 2007 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

During the quarter ended March 31, 2008, one of our derivatives, a qualifying hedge, was settled.  The accumulated tax effect related to the contract, a benefit of $0.6 million that had previously been recognized in Other Comprehensive Income, was recognized through earnings in the current quarter.  This tax effect typically is recognized through earnings over the duration and effectiveness of the hedge, but due to our valuation allowance in the U.S., no tax benefit could be recognized through earnings until final settlement of the contact.

NOTE G— DERIVATIVE FINANCIAL INSTRUMENTS

We account for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  The statement requires the Company to recognize all its derivative instruments on the balance sheet at fair value.  Derivatives that are not qualifying hedges must be adjusted to fair value through income.  If the derivative is a qualifying hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

We operate in many foreign countries and are exposed to movements in foreign currency exchange rates.  On June 27, 2008, we entered into a non-deliverable forward contract through August 27, 2008 with a notional amount of $25.0 million to hedge 94% of our net U.S. Dollar denominated receivables and payables in our Hardinge Taiwan subsidiary. This derivative is being accounted for as a fair value hedge and the change in the fair value at June 30, 2008 was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE H—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128).   Basic earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related stock options and restricted stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by SFAS  128:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Net income (loss)	$448	$5,983	$(282)	$11,308
Numerator for basic earnings (loss) per share	448	5,983	(282)	11,308
Numerator for diluted earnings (loss) per share	448	5,983	(282)	11,308
Denominator:
Denominator for basic earnings per share	11,300	10,502	11,312	9,522
-weighted average shares (in thousands)
Effect of diluted securities:
Restricted stock and stock options (in thousands)	70	73	—	73
Denominator for diluted earnings per share	11,370	10,575	11,312	9,595
-adjusted weighted average shares (in thousands)

Basic earnings (loss) per share	$0.04	$0.57	$(0.02)	$1.19
Diluted earnings (loss) per share	$0.04	$0.57	$(0.02)	$1.18

There is no dilutive effect of the restrictive stock and stock options for the six months ended June 30, 2008 since the impact would be anti-dilutive.

NOTE I—REPORTING COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss), net of tax, for the three months and six months ended June 30, 2008 and 2007 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Net Income (Loss)	$448	$5,983	$(282)	$11,308
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(2,553)	259	14,632	431
Pension liability adjustment, net of tax	43	(6)	(203)	(67)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	—	8	(654)	36
Other comprehensive (loss) income	(2,510)	261	13,775	400
Total Comprehensive (Loss) Income	$(2,062)	$6,244	$13,493	$11,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE I—REPORTING COMPREHENSIVE INCOME (LOSS) (Continued)

Accumulated balances of the components of other comprehensive income consisted of the following at June 30, 2008 and December 31, 2007:

	Accumulated balances
	June 30,	Dec. 31,
	2008	2007
Accumulated Other Comprehensive Income:
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $3,919 and $3,861 in 2008 and 2007, respectively)	$2,131	$2,334
Foreign currency translation adjustments	35,878	21,246
Unrealized gain on derivatives, net of tax:
Cash flow hedges, (net of tax of $634 in 2007)	—	654
Accumulated Other Comprehensive Income	$38,009	$24,234

NOTE  J—GOODWILL AND OTHER INTANGIBLE ASSETS

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

The total carrying amount of goodwill was $25.0 million as of June 30, 2008 and $22.8 million as of December 31, 2007.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  Canadian Hardinge Machine Tools purchased a Canadian entity in 2007 and recorded $2.1 million in goodwill.  The asset value of the goodwill decreased by $0.6 million during the three months ended June 30, 2008, due to the decreased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill. The asset value of the goodwill increased by $2.2 million during the six months ended June 30, 2008 due to the increased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

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

Amortizable intangible assets of $4.9 million include the Bridgeport technical information, patents, distribution agreements, customer lists and other items. The estimated useful lives of these intangible assets range from five to ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE  K—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of SFAS No. 87, 106 and 132(R).

A summary of the components of net periodic pension costs for the consolidated company for the three and six months ended June 30, 2008 and 2007 is presented below:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Service cost	$854	$1,029	$1,697	$2,063
Interest cost	2,234	2,023	4,449	4,048
Expected return on plan assets	(2,797)	(2,425)	(5,563)	(4,862)
Amortization of prior service cost	(37)	(21)	(74)	(56)
Amortization of transition asset	(92)	(105)	(181)	(197)
Amortization of loss	34	297	68	595
Net periodic benefit cost	$196	$798	$396	$1,591

          A summary of the components of net postretirement benefits costs for the consolidated company for the three and six months ended June 30, 2008 and 2007 is presented below:

	Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Service cost	$6	$9	$13	$16
Interest cost	38	36	75	72
Amortization of prior service cost	(126)	(127)	(252)	(253)
Amortization of loss		1		3
Net periodic (credit)	$(82)	$(81)	$(164)	$(162)

The expected contributions to be paid during the year ending December 31, 2008 to the domestic defined benefit plan are $6.0 million.  Contributions to the domestic plan as of June 30, 2008 and 2007 were $1.9 million and $0.5 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2008 to the foreign defined benefit plans are $3.5 million.  For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of June 30, 2008 and 2007, $2.4 million and $1.2 million of contributions have been made to the foreign plans, respectively. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE  L—COMMITMENTS AND CONTINGENCIES

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

A substantial portion of the Pond is located on our property.  We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS has been estimated to be between $0.6 million and $0.8 million.  We currently estimate our portion of the study to be $0.1 million for which a reserve was established.  As of June 30, 2008 we have incurred expenses of $0.06 million. The PRPs developed a Draft RI/FS with their consultant and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs’ responses to EPA’s comments on their December 6th submission. The PRPs completed the field investigations in June 2008; the analyses of the data and site characterization are ongoing.

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

On May 22, 2008 President and CEO, J. Patrick Ervin resigned from Hardinge Inc.  In conjunction with Mr. Ervin’s departure we recognized $1.6 million in severance related expenses.  Additionally, in June 2007 we recorded $0.3 million in severance related expenses associated with organizational changes in the UK.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2008

NOTE  M—NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 157 did not impact our consolidated financial statements for the three month and six month period ended June 30, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not impact our consolidated financial statements for the three month and six month period ended June 30, 2008.

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

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not believe the new statement will have a material impact on our financial statements.

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

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons. Our primary competitors, particularly for the most technologically advanced products are now largely manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese Yen, Euro, and Swiss Franc to be central to competitive pricing in all of our markets. Also, we translate the financial results of our Swiss, Taiwanese, Chinese, English, German and Canadian subsidiaries into U.S. Dollars for consolidation and financial reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. Dollar may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

On April 25, 2007, the Company completed a public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On June 30, 2008 and 2007, we had 11,443,224 and 11,449,137 shares of common stock outstanding, respectively.

On May 16, 2008 Hardinge Holdings GmbH, a Swiss limited liability company, was formed as a direct subsidiary of the U.S. parent company.  In conjunction with the formation of Hardinge Holdings GmbH our subsidiaries in the UK, Germany, Switzerland, Hong Kong, and China were subsequently contributed to the capital of this entity.  The purpose of the formation and operation of the Swiss limited liability company is for the holding of foreign subsidiaries, operations, and future investments as well as the effective and centralized management of intercompany loans and other related treasury functions.  The formation of the holding company was structured to be a tax-free reorganization, and its operation is intended to carry out our objectives in a tax-efficient basis.

On June 13, 2008, Hardinge Inc. entered into a new five-year $100 million multi-currency secured credit facility.  This credit facility replaced a $70 million revolving credit facility, a term loan agreement which was due to mature January 2011, as well as several other credit facilities in place in our foreign subsidiaries. The new facility will allow the Company and its newly-formed, wholly owned Swiss subsidiary, Hardinge Holdings GmbH, to borrow in a variety of currencies and jurisdictions to manage worldwide cash flow more efficiently.  We have the option, subject to certain conditions, to increase the facility by $50.0 million.  As of June 30, 2008, the Company had borrowed $21.5 million against this new facility.

Results of Operations

Summarized selected financial data for the three and six months ended June 30, 2008 and 2007:

	Three months ended June 30,					Six months ended June 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
	(dollars in thousands, except per share data)
Orders	$109,357	$86,008	$23,349		27%	$202,477	$181,576	$20,901		12%
Net sales	96,565	89,710	6,855		8%	182,164	176,676	5,488		3%
Gross profit	30,310	29,287	1,023		3%	55,438	57,267	(1,829)		(3)%
Selling, general and administrative expenses	27,963	21,367	6,596		31%	51,464	40,992	10,442		26%
Other (income) expense	(68)	(733)	665		(91)	1,956	(1,366)	3,322		(243)%
Income from operations	2,415	8,653	(6,238)		(72)%	2,018	17,641	(15,623)		(89)%
Net income (loss)	448	5,983	(5,535)		(93)%	(282)	11,308	(11,590)		(103)%
Diluted earnings (loss) per share	$0.04	$0.57	$(0.53)		(93)%	$(0.02)	$1.18	$(1.16)		(98)%
Weighted average shares outstanding (in thousands)	11,370	10,575	804		8%	11,312	9,595	1,791		19%
Gross profit as % of net sales	31.4%	32.6%	(1.2	)pts.		30.4%	32.4%	(2.0	)pts
Selling, general and administrative expenses as % of sales	29.0%	23.8%	5.1	pts.		28.3%	23.2%	5.0	pts.
Other expense (income) as % of net sales	(0.1)%	(0.8)%	(0.7	)pts.		1.1%	(0.8)%	(1.9	)pts.
Income from operations as % of net sales	2.5%	9.6%	(7.2	)pts.		1.1%	10.0%	(8.9	)pts.
Net income (loss) as % of net sales	0.5%	6.7%	(6.2	)pts.		(0.2)%	6.4%	(6.6	)pts.

Orders:   The table below summarizes orders by geographical region for the three and six months ended June 30, 2008 compared to the same periods in 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
Orders from Customers in:
North America	$31,761	$25,014	27%	$57,459	$59,009	(3)%
Europe	56,118	40,455	39%	99,466	85,808	16%
Asia & Other	21,478	20,539	5%	45,552	36,759	24%
	$109,357	$86,008	27%	$202,477	$181,576	12%

Orders for the three months ended June 30, 2008 were $109.4 million, an increase of $23.3 million or 27% compared to the three months ended June 30, 2007.  On a sequential quarter basis, orders were up 17%. Orders for the six months ended June 30, 2008 were $202.5 million, an increase of $20.9 million or 12% compared to the six months ended June 30, 2007.  Foreign currency exchange rates favorably impacted new orders by $8.0 million and $13.8 million for the three and six months ended June 30, 2008 compared to the same periods in 2007.

The increase in North American orders was partially due to a significant order for $2.0 million. Excluding that individual order, performance was up $4.7 million or 19% to the prior year quarter. On a year to date basis, both years presented have single large individual orders in them. The 3% decline can be attributed to the realignment of the company’s sales channels and the related time required gaining traction within the marketplace.

With the softening in UK markets, European orders in the quarter were driven primarily by continued strong market demand in Continental Europe, especially orders for our grinding product lines. Of the $15.7 million increase versus prior year quarter, approximately $5.1 million relates to the translation of foreign subsidiary results in to US dollars. On a year to date basis, the 16% or $13.7 million growth was driven by the aforementioned demand in Continental Europe and approximately $8.6 million related to translation of foreign subsidiary financial results.

Asia & Other orders increased by approximately $0.9 million or 5% in the second quarter of 2008 versus the same quarter in 2007. This increase was driven by a double-digit percentage growth in China offset by declines in other parts of the region. On a year to date basis, orders increased $8.8 million or 24% primarily due to growth in China.

Net Sales.  The table below summarizes net sales by geographical region for the three and six months ended June 30, 2008 compared to the same periods in 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008	2007	% Change	2008	2007	% Change
	(dollars in thousands)
Net Sales to Customers in:
North America	$30,549	$32,813	(7)%	$59,105	$60,593	(2)%
Europe	44,753	38,381	17%	82,316	79,644	3%
Asia & Other	21,263	18,516	15%	40,743	36,439	12%
	$96,565	$89,710	8%	$182,164	$176,676	3%

Net sales for the three months ended June 30, 2008 were $96.6 million; an increase of $6.9 million or 8% compared to the three months ended June 30, 2007. Virtually all of the increase can be attributed to the translation of foreign subsidiary financial statements into US dollars.  Net sales for the six months ended

June 30, 2008 were $182.2 million; an increase of $5.5 million or 3% compared to the six months ended June 30, 2007.  Excluding approximately $12.2 million sales increase due to translation, overall sales declined by 3.8%.

The decrease in North American net sales for the quarter and year to date are primarily a result of the transition issues related to the development of a direct sales channel, and generally slow business conditions driven by declining consumer confidence.

Net sales in Europe increased as a result of continued high levels of grinding product demand, stable demand in Europe for milling and turning products, and the favorable effects of foreign currency translation.

Net sales to customers in Asia & Other increased by $2.7 million or 15%. This was primarily driven by a 22.3% increase in China.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the second quarter of 2008, the U.S. dollar strengthened by 1% against the British Pound Sterling, while it weakened; 9% against the New Taiwanese Dollar, 9% versus the Canadian Dollar, 18% against the Swiss Franc, 16% against the Euro, and 10% against the Chinese Renminbi compared to the average rates during the same period in 2007.  The net of these foreign currencies relative to the U.S. dollar was an approximate favorable impact of $7.3 million and $12.2 million on net sales for the three and six months ended June 30, 2008 compared to the same periods in 2007.

Net sales of machines accounted for 75.4% and 75.8% of consolidated net sales for the three months ended June 30, 2008 and 2007, respectively. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the three months ended June 30, 2008 was $30.3 million, an increase of $1.0 million or 4% compared to the three months ended June 30, 2007.  The increased gross profit is primarily due to the increased sales levels discussed above, and strengthening of foreign currencies relative to the U.S. dollar; offset by increased product costs, and lower capacity utilization in the US and Taiwan. Gross profit for the six months ended June 30, 2008 was $55.4 million, a decrease of $1.8 million or 3% compared to the six months ended June 30, 2007.  Gross profit percentage for the three and six months ended June 30, 2008 was 31.4% and 30.4% of net sales, compared to 32.6% and 32.4% of net sales for the three and six months ended June 30, 2007.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $28.0 million, or 29.0% of net sales for the three months ended June 30, 2008, an increase of $6.6 million or 31% compared to $21.4 million or 23.8% of net sales for the three months ended June 30, 2007.  The increase of $6.6 million is primarily attributable to: $1.9 million in severance costs in the US and UK, $0.3 million related to the legal entity restructuring of businesses in Europe and Asia, and $2.0 million resulting from the translation of foreign subsidiary financial statements into US dollars. The balance was primarily a result of increased sales and marketing expenses for direct sales channels and trade show expenses incurred in the quarter. SG&A expenses were $51.4 million or 28.3% of net sales for the six months ended June 30, 2008, compared to $41.0 million or 23.2% of net sales for the six months ended June 30, 2007.  The $10.4 million increase on a year to date basis was a result of $2.2 million of one-time expenses recorded in the current quarter, $3.5 million impact of translating foreign subsidiary financial statements into US dollars, and increased sales and marketing expenses in the company’s direct sales channels.

Other Expense (Income). Other income and expense was $0.1 million of income for the quarter compared to $0.7 of income in the prior year quarter. On a year to date basis, the company recorded other expense of $2.0 million compared to other income of $1.3 million in the prior year to date. This primarily represents gains and losses as a result of realized and unrealized foreign exchange transaction gains and losses.

Income from Operations.   Income from operations was $2.4 million, or 2.5% of net sales for the three months ended June 30, 2008, compared to $8.7 million or 9.6% of net sales for the three months ended June 30, 2007.  Income from operations was $2.0 million or 1.1% of net sales for the six months ended June 30, 2008, compared to $17.6 million or 10.0% of net sales for the six months ended June 30, 2007.

Interest Expense & Interest Income.   Interest expense was $0.5 million and $0.9 million for the three months and six months ended June 30, 2008 compared to $0.7 million and $2.1 million for the same periods in 2007. The decrease for the second quarter of 2008 compared to the second quarter of 2007 was primarily due to the full quarter effect of the reduction of long-term debt resulting from the sale of $55.9 million of common stock as previously disclosed in filings with the Securities and Exchange Commission.

Income Taxes.  The provision for income taxes was $1.6 million for the three and six months ended June 30, 2008, compared to $2.0 million and $4.4 million for the three and six months ended June 30, 2007.  The effective tax rate was 78.5% and 122.0% for the three and six months ended June 30, 2008, compared to 25.2% and 27.8% for same periods in 2007.  These differences are due to the mix of earnings by country, non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded, the benefit of the completion of the qualifying hedge contract of $0.6 million, and an increase in the amount of reserves for uncertain tax benefits of $0.3 million.  The last two items are discrete period items and are described in Note F.

Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate. The Company expects the 2008 effective tax rate to be in the range of 39% to 41% excluding discrete items, which would have a 1.5% unfavorable impact on the effective tax rate.

In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under FAS 109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) of the U.S. or Canadian operations for 2008 or 2007 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

Net Income (Loss).  Net income for the three months ended June 30, 2008 was $0.5 million, or 0.5% of net sales, compared to $6.0 million, or 6.7% of net sales for the three months ended June 30, 2007.  Net loss was $0.3 million or 0.2% of net sales for the six months ended June 30, 2008, compared to net income of $11.3 million or 6.4% of net sales for the six months ended June 30, 2007.  Basic and diluted earnings per share for the three months ended June 30, 2008 were $0.04 compared to $0.57 for the three months ended June 30, 2007. Basic and diluted (loss) earnings per share for the six months ended June 30, 2008 were $(0.02) compared to $1.19 and $1.18, respectively, for the six months ended June 30, 2007.

Liquidity and Capital Resources

At June 30, 2008 cash and cash equivalents were $14.3 million compared to $16.0 million at December 31, 2007.  The current ratio at June 30, 2008 was 4.39:1 compared to 3.81:1 at December 31, 2007.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the six months ended June 30, 2008 compared to the same period in 2007 are summarized in the table below:

	Six months ended June 30,
	(dollars in thousands)
	2008	2007

Net cash provided by operating activities	$3,431	$2,156
Cash flow (used in) investing activities	$(2,454)	$(1,756)
Capital expenditures (included in investing activities)	$(2,514)	$(1,524)

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2008 compared to $2.2 million for the same period in 2007. This represents an increase in cash provided by operating activities of $1.2 million.

Net cash used in investing activities was $2.5 million for the six months ended June 30, 2008 compared to $1.8 million for the same period in 2007. Capital expenditures for the six months ended June 30, 2008 included updates to our overall information technology infrastructure and routine maintenance. The Company completed the acquisition of a Canadian distributor for $0.3 million in the second quarter of 2007 for a total purchase price of $2.3 million and the assumption of certain liabilities.

Cash Flow (Used In) Provided by Financing Activities:

Cash flow (used in) provided by financing activities for the six months ended June 30, 2008 and 2007, are summarized in the table below:

	Six months ended June 30,
	(dollars in thousands)
	2008	2007
Borrowings (repayments) of long-term debt	$910	$(52,134)
(Repayments) of short-term notes payable	(2,800)	(205)
Net proceeds from offering	—	55,946
Net (purchases) sales of treasury stock	(589)	62
Payments of dividends	(1,148)	(1,017)
Net cash (used in) provided by financing activities	$(3,627)	$2,652

     Cash flow used in financing activities was $3.6 million for the six months ended June 30, 2008 compared to cash flow provided by financing activities of $2.7 million for the same period in 2007. We used $.06 million to purchase stock through our Stock Repurchase Program. During the six months ended June 30, 2008, we repurchased 45,500 shared of stock at an average price of $12.72 per share.  In April of 2007, we completed a public offering of 2,553,000 shares of common stock, with net proceeds of $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. Debt outstanding, including notes payable was $26.2 million on June 30, 2008 compared to $25.5 million on June 30, 2007.

Credit Facilities

On June 13, 2008, we entered into a new five-year $100.0 million multi-currency secured credit facility.  The new multi-currency credit facility replaced a $70.0 million revolving credit facility, a term loan agreement which was due to mature January 2011 as well as several other credit facilities in place in our foreign subsidiaries. This new facility is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, other than real estate, and a pledge of (i) 100% of the Company’s investments in its domestic subsidiaries and (ii) 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH.  In addition, if certain conditions are met, Hardinge Holdings GmbH may be required to pledge its investment in certain of its material foreign subsidiaries.  The obligations of the Company and Hardinge Holdings GmbH are also guaranteed by all of the Company’s domestic subsidiaries and, under certain conditions, by certain of the Company’s material foreign subsidiaries. The new facility will allow the Company and its newly-formed, wholly owned Swiss subsidiary, Hardinge Holdings GmbH, to borrow in a variety of currencies and jurisdictions managing worldwide cash flow more efficiently.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.20% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  We have the option, subject to certain conditions, to increase the facility by $50.0 million. At June 30, 2008, borrowings under this agreement were $21.5 million.

We maintain an $8.0 million unsecured short-term line of credit from a bank with interest based on current prime.  At June 30, 2008, there were no borrowings under this line of credit.

Our Swiss subsidiary maintains unsecured overdraft facilities with commercial banks, providing borrowing up to 11.0 million Swiss francs, which is equivalent to approximately $10.8 million at June 30, 2008. At June 30, 2008, there were no borrowings under the credit facilities.  Our Swiss subsidiary also has a loan agreement with a Swiss bank, which is secured by the real property owned by the Swiss subsidiary and provides for borrowings up to 8.4 million Swiss francs, which is equivalent to approximately $8.2 million at June 30, 2008. The borrowing limits on this facility is reduced 0.08 million Swiss francs or approximately $0.07 million per quarter.  There were no borrowings under the mortgage facility at June 30, 2008.

Our Taiwan subsidiary maintains a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings of 144 million New Taiwanese dollars which is equivalent to approximately $4.7 million. At June 30, 2008 borrowings under this agreement were $4.7 million. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the company maintain specified ratios of debt to EBITDA and EBITDA minus capital expenditures to fixed charges.

In aggregate, these and other borrowing agreements permit for borrowing of up to $132.0 million, including $100.0 million from our international secured credit facility. As of June 30, 2008, $26.2 million was borrowed under these agreements. The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first six months of 2008.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2007 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2008. As defined in Rule 13a-12(e) and 15d-12(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, due to the material weakness in the Company’s internal control over financial reporting.  During the six months ended June 30, 2008, the Company began the process of implementing controls and procedures to address the material weaknesses identified as of December 31, 2007 and believes that, once fully implemented, these controls and procedures will correct the material weaknesses discussed above.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1.a.  Risk Factors

There is no change to the risk factors disclosed in the Company’s 2007 Annual Report on Form 10K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 The following table provides information about issuer repurchases of our common stock by month for the quarter ended June 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
April 1 – April 30, 2008	—	$—
May 1 – May 31, 2008	7,803	$13.16
June 1 – June 30, 2008	—	$—
Total	7,803

The above shares were repurchased as part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations or payment for the exercise of stock options.

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2008 Annual Meeting of Shareholders of Hardinge Inc. was held on May 6, 2008.   A total of 10,435,603 of the Company’s shares were present or represented by proxy at the meeting. This represents approximately 93% of the Company’s shares outstanding. The two Class II directors below were elected to serve a three-year term.

Class I Directors	Votes For	Votes Withheld/Against

Daniel J. Burke	7,986,481	2,449,122
J. Philip Hunter	9,070,919	1,364,684

J. Patrick Ervin, Douglas A. Greenlee, John J. Perrotti, Mithchell Quain, and Kyle Seymour continued as directors of the Company.  The election of Ernst & Young LLP as the Company’s independent registered public accountants for the year 2008 was ratified with 10,406,455 shares voted in favor, 20,827 shares voted against and 8,321 shares abstained.  On May 22, 2008, J. Patrick Ervin resigned from the Board of Directors of the Company.

No other matters were presented for a vote at the meeting.

Item 5.  Other Information

None

Item 6.  Exhibits

10.1

-

Credit Agreement dated as of June 13, 2008 among Hardinge Inc, Hardinge Holdings GmbH, the Lenders from time to time party hereto, Bank of America, N.A., as Syndication Agent and HSBC Bank USA, National Association and KeyBank National Association as Co-Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent

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

Hardinge Inc.

August 11, 2008	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO

August 11, 2008	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)