Form 10-Q
period 2008-09-30
HARDINGE INC
filed 2008-11-10
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes  ☐  No  ☒

As of September 30, 2008 there were 11,433,224 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

INDEX

			Page

Part I	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheets at September 30, 2008 and December 31, 2007.	3

		Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 and for the nine months ended September 30, 2008 and 2007.	5

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007.	6

		Notes to Consolidated Financial Statements.	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risks	27

	Item 4.	Controls and Procedures	27

Part II	Other Information

	Item 1.	Legal Proceedings	28
	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

	Item 3.	Defaults upon Senior Securities	28

	Item 4.	Submission of Matters to a Vote of Security Holders	28

	Item 5.	Other Information	28

	Item 6.	Exhibits	29

	Signatures		30

	Certifications		31

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,238	$16,003
Accounts receivable, net	69,629	71,228
Notes receivable, net	1,341	1,555
Inventories, net	149,596	158,617
Deferred income tax	1,036	1,032
Prepaid expenses	10,941	8,573
Total current assets	245,781	257,008

Property, plant and equipment:
Property, plant and equipment	183,567	180,427
Less accumulated depreciation	124,715	118,896
Net property, plant and equipment	58,852	61,531

Non-current assets:
Notes receivable, net	1,049	1,847
Deferred income taxes	277	306
Other intangible assets	10,875	11,927
Goodwill	20,734	22,841
Other long-term assets	10,355	6,368
	43,290	43,289

Total assets	$347,923	$361,828

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets - Continued

(In Thousands, Except Share Data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$25,281	$27,266
Notes payable to bank	342	2,801
Accrued expenses	34,170	26,873
Accrued income taxes	—	2,574
Deferred income taxes	2,375	2,375
Current portion of long-term debt	558	5,655
Total current liabilities	62,726	67,544

Other liabilities:
Long-term debt	26,770	19,363
Accrued pension expense	2,744	8,145
Deferred income taxes	4,303	4,361
Accrued postretirement benefits	1,879	2,199
Accrued income taxes	1,949	1,054
Other liabilities	4,932	4,017
Total other liabilities	42,577	39,139

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000;
Issued shares – 12,472,992 at September 30, 2008 and December 31, 2007	125	125
Additional paid-in capital	115,251	114,971
Retained earnings	118,499	128,838
Treasury shares – 1,039,768 at September 30, 2008 and 993,076 shares at December 31, 2007	(13,603)	(13,023)
Accumulated other comprehensive income	22,348	24,234
Total shareholders’ equity	242,620	255,145

Total liabilities and shareholders’ equity	$347,923	$361,828

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$86,614	$83,683	$268,778	$260,359
Cost of sales	68,536	57,517	195,262	176,926
Gross profit	18,078	26,166	73,516	83,433

Selling, general and administrative expenses	22,482	23,521	73,946	64,513
Other expense (income)	150	(1,054)	2,129	(2,420)
Impairment charge	2,720	—	2,720	—
(Loss) income from operations	(7,274)	3,699	(5,279)	21,340

(Gain) on sale of assets	—	(1,372)	(23)	(1,372)
Interest expense	377	502	1,298	2,585
Interest (income)	(70)	(63)	(253)	(171)
(Loss) income before income taxes	(7,581)	4,632	(6,301)	20,298

Income taxes	757	917	2,319	5,275
Net (loss) income	$(8,338)	$3,715	$(8,620)	$15,023

Per share data:

Basic (loss) earnings per share:	$(0.74)	$0.33	$(0.76)	$1.48
Weighted average number of common shares outstanding (in thousands)	11,304	11,301	11,309	10,151

Diluted (loss) earnings per share:	$(0.74)	$0.32	$(0.76)	$1.46
Weighted average number of common shares outstanding (in thousands)	11,304	11,432	11,309	10,277

Cash dividends declared per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)	(Unaudited)

Operating activities
Net (loss) income	$(8,620)	$15,023
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncash – inventory write down	6,275	—
Impairment charge	2,720	—
Depreciation and amortization	7,456	7,253
Provision for deferred income taxes	1,100	462
Gain on sale of assets	(23)	(1,352)
Unrealized intercompany foreign currency transaction loss (gain)	1,831	(1,439)
Changes in operating assets and liabilities:
Accounts receivable	494	256
Notes receivable	1,049	2,682
Inventories	845	(26,374)
Prepaids/other assets	(6,909)	1,094
Accounts payable	(965)	(473)
Accrued expenses	(1,959)	3,690
Accrued postretirement benefits	(320)	(334)
Net cash provided by operating activities	2,974	488

Investing activities
Capital expenditures	(3,356)	(3,615)
Proceeds from sale of assets	60	3,629
Purchase of Canadian entity net of cash acquired	—	(238)
Net cash (used in) investing activities	(3,296)	(224)

Financing activities
(Decrease) in short-term notes payable to bank	(2,458)	(158)
Increase (decrease) in long-term debt	2,265	(50,237)
Net proceeds from issuance of common stock	—	55,946
Net (purchases) of treasury stock	(589)	(89)
Dividends paid	(1,719)	(1,590)
Net cash (used in) provided by financing activities	(2,501)	3,872

Effect of exchange rate changes on cash	58	628
Net (decrease) increase in cash	(2,765)	4,764

Cash at beginning of period	16,003	6,762

Cash at end of period	$13,238	$11,526

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2008

NOTE A—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and nine month period ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  We operate in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2007 consolidated financial statements have been reclassified to conform with the September 30, 2008 presentation.

NOTE B – SIGNIFICANT RECENT EVENTS

On June 13, 2008, we entered into a new five-year $100.0 million multi-currency secured credit facility which expires in June 2013.  The new multi-currency credit facility replaced a $70.0 million revolving credit facility, a term loan agreement which was due to mature January 2011, and several other credit facilities in place in our foreign subsidiaries. This new facility is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, other than real estate, and a pledge of (i) 100% of the Company’s investments in its domestic subsidiaries and (ii) 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH.  In addition, if certain conditions are met, Hardinge Holdings GmbH may be required to pledge its investment in certain of its material foreign subsidiaries.  The obligations of the Company and Hardinge Holdings GmbH are also guaranteed by all of the Company’s domestic subsidiaries and, under certain conditions, by certain of the Company’s material foreign subsidiaries. The new facility will allow the Company and its newly-formed, wholly-owned Swiss subsidiary, Hardinge Holdings GmbH, to borrow in a variety of currencies and jurisdictions and to manage worldwide cash flow more efficiently.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.20% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  We have the option, subject to certain conditions, to increase the facility by $50.0 million. At September 30, 2008, borrowings under this agreement were $23.0 million with an average interest rate of 4.77%.  The credit agreement contains certain financial covenants that are tested quarterly relating to leverage and fixed charge coverage. The Company was in compliance with the covenants at September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE C—STOCK-BASED COMPENSATION

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the grant date fair value of the award. This was adopted using the modified prospective method.

We did not issue any new stock options during 2008 or 2007. All previously awarded stock option grants were fully vested at the date of the adoption of SFAS 123R, thus, we did not recognize any share-based compensation expense in 2008 or 2007 related to stock options.

The Company does recognize share-based compensation expense in relation to restricted stock awards issued.  A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Shares and units at beginning of period	143,733	164,500	177,000	143,000
Shares/Units granted	—	14,500	42,000	64,000
Shares vested	—	(3,000)	(33,750)	(29,000)
Shares cancelled, forfeited or exercised	—	(2,000)	(41,517)	(4,000)
Shares and units at end of period	143,733	174,000	143,733	174,000

The value of the restricted stock awarded in the nine months ended September 30, 2008 and 2007 was $0.5 million and $0.9 million, respectively. We amortize compensation expense for restricted stock over the vesting period of the grant. Total share-based compensation expense for the three months and nine months ended September 30, 2008 was $0.1 million and $0.3 million, respectively, relating to restricted stock. Total share-based compensation expense for the three months and nine months ended September 30, 2007 was $0.1 million and $0.2 million, respectively.   At September 30, 2008, the compensation cost not yet recognized on these shares was $1.4 million, which will be amortized over a weighted average term of 2.9 years.

NOTE D—WARRANTIES

We offer warranties for our products.  The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we sold the product.  We generally provide a basic limited warranty, including parts and labor for a period of one year.  We estimate the costs that may be incurred under the basic limited warranty, based largely upon actual warranty repair cost history, and record a liability for such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE D—WARRANTIES (Continued)

A reconciliation of the changes in our product warranty accrual during the three month and nine month periods ended September 30, 2008 and 2007 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)

Beginning balance	$2,725	$2,061	$2,469	$1,957
Provision for warranties	1,028	695	2,132	1,822
Warranties settlement costs	(935)	(698)	(1,967)	(1,718)
Other – currency translation impact	(163)	65	21	62
Quarter end balance	$2,655	$2,123	$2,655	$2,123

NOTE E—INVENTORIES

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	September 30,	December 31,
	2008	2007
	(dollars in thousands)
Finished products	$73,424	$85,453
Work-in-process	33,916	32,502
Raw materials and purchased components	42,256	40,662
	$149,596	$158,617

During the third quarter of 2008, the Company conducted a comprehensive evaluation of its operations, products, and worldwide markets.  As a result of this strategic review, the Company has decided to focus on products which are used to fabricate parts from hard to machine materials with hard to achieve tolerances, hard to achieve surface finishes, and which may be hard to hold in the machine.  As a result of this change, the Company discontinued certain product lines which target less demanding manufacturing applications.  Additionally, due to the actions taken to reposition our product mix, as well as a review of expected other inventory usage patterns, the Company recognized a non-cash charge of approximately $6.3 million in the third quarter for the write down of the value of raw material, work in process, and finished goods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

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

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was (10.0)% and (36.8)% for the three months and nine months ended September 30, 2008.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded, and the following discrete period items: in the first quarter of 2008, by the recognition of the accumulated tax effects of a settled derivative contract as described below, and in each of the second and third quarters of 2008, by increases to the reserves for uncertain tax benefits of $0.3 million, including interest thereon.  In addition, in the third quarter of 2008, the Company reversed a $0.3 million portion of the valuation allowance previously recorded against the U.K. minimum pension liabilities, due to reductions in the amount of the liabilities.

The tax years 2005 to 2007 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2003 to 2007 generally remain open to routine examination by foreign taxing authorities.

At September 30, 2008, we had a $1.8 million liability recorded for uncertain income tax positions, which included interest and penalties of $0.6 million. We had a $1.1 million liability recorded for uncertain income tax positions at December 31, 2007, which included interest and penalties of $0.5 million.  If recognized, the liability with related penalties and interest at September 30, 2008 and December 31, 2007 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

During the quarter ended March 31, 2008, one of our derivatives, a qualifying hedge, was settled.  The accumulated tax effect related to the contract, a benefit of $0.6 million that had previously been recognized in Other Comprehensive Income, was recognized through earnings in the first quarter.  This tax effect typically is recognized through earnings over the duration and effectiveness of the hedge, but due to our valuation allowance in the U.S., no tax benefit could be recognized through earnings until final settlement of the contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

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

We operate in many foreign countries and are exposed to movements in foreign currency exchange rates.  On August 26, 2008, we entered into a non-deliverable forward contract through October 14, 2008 with a notional amount of $23.0 million to hedge our net U.S. Dollar denominated receivables and payables in our Hardinge Taiwan subsidiary. This derivative is being accounted for as a fair value hedge and we recognized $0.4 million loss due to the change in the fair value at September 30, 2008.

During September 2008, we entered into two forward contracts through October 22, 2008 with notional amounts totaling $2.3 million to hedge our Swiss Franc denominated payables in our domestic subsidiary. These derivatives are being accounted for as a fair value hedge and the change in the fair value at September 30, 2008 was not material.

During the quarter, we entered into two forward contracts through October 27, 2008 with notional amounts netting to $3.0 million to hedge our net U.S. Dollar denominated receivables and payables in our Hardinge GmbH subsidiary. These derivatives are being accounted for as a fair value hedge and we recognized $0.4 million gain due to the change in the fair value at September 30, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE H—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Earnings per share are computed in accordance with Statement of Financial Accounting Standards No. 128 Earnings per Share (SFAS 128).   Basic (loss) earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related stock options and restricted stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by SFAS  128:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in thousands except for per share data)
Net (loss) income	$(8,338)	$3,715	$(8,620)	$15,023
Numerator for basic (loss) earnings per share	(8,338)	3,715	(8,620)	15,023
Numerator for diluted (loss) earnings per share	(8,338)	3.715	(8,620)	15,023
Denominator:
Denominator for basic (loss) earnings per share-weighted average shares (in thousands)	11,304	11,301	11,309	10,151
Effect of diluted securities:
Restricted stock and stock options (in thousands)	—	131	—	126
Denominator for diluted (loss) earnings per share-adjusted weighted average shares (in thousands)	11,304	11,432	11,309	10,277

Basic (loss) earnings per share	$(0.74)	$0.33	$(0.76)	$1.48
Diluted (loss) earnings per share	$(0.74)	$0.32	$(0.76)	$1.46

There is no dilutive effect of the restrictive stock and stock options for the three months and the nine months ended September 30, 2008 since the impact would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE I—REPORTING COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss), net of tax, for the three months and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)
Net (Loss) Income	$(8,338)	$3,715	$(8,620)	$15,023
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(15,920)	5,462	(1,288)	5,893
Pension liability adjustment, net of tax	259	(406)	56	(473)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	—	11	(654)	47
Other comprehensive (loss) income	(15,661)	5,067	(1,886)	5,467
Total Comprehensive (Loss) Income	$(23,999)	$8,782	$(10,506)	$20,490

Accumulated balances of the components of other comprehensive income consisted of the following at  September 30, 2008 and December 31, 2007:

	Accumulated balances
	September 30,	Dec. 31,
	2008	2007
Accumulated Other Comprehensive Income:
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $3,641 and $3,861 in 2008 and 2007, respectively)	$2,390	$2,334
Foreign currency translation adjustments	19,958	21,246
Unrealized gain on derivatives, net of tax:
Cash flow hedges, (net of tax of $634 in 2007)	—	654
Accumulated Other Comprehensive Income	$22,348	$24,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

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

Due to recurring losses at our Canadian entity, we performed a discounted cash flow analysis which indicated that the goodwill and intangible assets related to Canada were impaired. The Company recorded a non-cash charge of $2.7 million in the third quarter, to reflect the diminished value of goodwill of $2.1 million and $0.6 million of intangible assets associated with our Canadian operation.

The total carrying amount of goodwill was $20.7 million as of September 30, 2008 and $22.8 million as of December 31, 2007.  The majority of this asset resulted from the acquisition of HTT Hauser Tripet Tschudin AG in 2000.  The acquisition of the European sales and service operations of Bridgeport in 2004 added $0.5 million to goodwill.  Goodwill decreased by $2.1 million attributable to the impairment of our Canadian entity’s goodwill in September of 2008, as discussed above. This decrease was offset by an increase of $0.05 million and $0.04 million, respectively, during the three months and nine months ended September 30, 2008, due to the increased dollar value of the functional currency of the Company’s subsidiaries whose balance sheets include the goodwill.

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

Amortizable intangible assets of $4.3 million include the Bridgeport technical information, patents, distribution agreements, customer lists and other items. The Company wrote off $0.6 million of intangible assets associated with the Canadian entity in the third quarter. The estimated useful lives of these intangible assets range from five to ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE  K—PENSION AND POST RETIREMENT PLANS

The Company accounts for the pension plans and postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 106 and 132(R).

A summary of the components of net periodic pension costs for the consolidated company for the three and nine months ended September 30, 2008 and 2007 is presented below:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)

Service cost	$833	$1,048	$2,530	$3,143
Interest cost	2,268	2,045	6,717	6,135
Expected return on plan assets	(2,818)	(1,864)	(8,381)	(6,793)
Amortization of prior service cost	(37)	(35)	(110)	(92)
Amortization of transition asset	(89)	(94)	(270)	(295)
Amortization of loss	(4)	301	63	904
Net periodic benefit cost	$153	$1,401	$549	$3,002

A summary of the components of net periodic postretirement benefits costs for the consolidated company for the three and nine months ended September 30, 2008 and 2007 is presented below:

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(dollars in thousands)		(dollars in thousands)

Service cost	$7	$8	$20	$23
Interest cost	37	36	113	108
Amortization of prior service cost	(126)	(126)	(379)	(379)
Amortization of loss		2		5
Net periodic benefit (credit)	$(82)	$(80)	$(246)	$(243)

The expected contributions to be paid during the year ending December 31, 2008 to the domestic defined benefit plan are $6.3 million.  Contributions to the domestic plan as of September 30, 2008 and 2007 were $5.8 million and $1.1 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2008 to the foreign defined benefit plans are $3.6 million.  For each of the Company’s foreign plans, contributions are made on a monthly basis and are determined by applicable governmental regulations.  As of September 30, 2008 and 2007, $3.1 million and $1.8 million of contributions have been made to the foreign plans, respectively. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

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

A substantial portion of the Pond is located on our property.  We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS has been estimated to be between $0.7 million and $0.8 million.  We currently estimate our portion of the study to be $0.1 million for which a reserve was established.  As of September 30, 2008 we have incurred expenses of $0.08 million. The PRPs developed a Draft RI/FS with their consultant and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs’ responses to EPA’s comments on their December 6th submission. The PRPs completed the field investigations in June 2008; the analyses of the data and site characterization are ongoing.

Until receipt of this notice, we had never been named as a potentially responsible party at the site or received any requests for information from EPA concerning the site.  Environmental sampling on our property within this site under supervision of regulatory authorities has identified off-site sources for such groundwater contamination and sediment contamination in the Pond and has found no evidence that our property is contributing to the contamination. Other than as described above, we have not established a reserve for any potential costs relating to this site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

On May 22, 2008 President and CEO, J. Patrick Ervin resigned from Hardinge Inc.  In conjunction with Mr. Ervin’s departure we recognized $1.6 million in severance related expenses during the second quarter of 2008.  Additionally, in June 2008 we recorded $0.3 million in severance related expenses associated with organizational changes in the UK.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

NOTE  M—SUBSEQUENT EVENT

On October 26, 2008, based on a comprehensive market evaluation, the Company determined that its model of doing business in Canada did not provide adequate returns.  As a result of this conclusion, the Company closed its facility in Mississauga, Ontario on October 28, 2008. Changes to the Company’s planned product strategy and method of delivering support to our  Canadian customers, as well as a third quarter analysis of historical cash flows, triggered a review of the goodwill under FAS 142. The Company recorded a non-cash charge of $2.7 million in the third quarter, to reflect the diminished value of goodwill of $2.1 million and $0.6 million of intangible assets associated with our Canadian operation.  The Canadian market will be served directly from our US support staff in the future.

The Company expects to incur approximately $43,000 in severance cost in the fourth quarter of 2008 related to the closing of the Canadian facility. The Company also expects to incur charges associated with the facility exit costs during the fourth quarter.

During October, the Company announced a Voluntary Employee Retirement Program (VERP).  The VERP is designed to cover post-retirement health care costs for 60 months or until Medicare coverage begins, which ever occurs first. This program is available to employees whose sum total of current age and length of service equal 94 or more as of November 1, 2008. The Company will record a charge for the VERP of approximately $1.3 million during the fourth quarter.

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers.  This complaint alleges that during the period from February 22, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  Although the Company has been made aware that the lawsuit has been filed, the complaint has not yet been served on the Company and, therefore, the Company has not yet responded to the complaint.  While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

NOTE  N—NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements..  SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. However, on February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which deferred the effective date of SFAS No. 157 for one year, as it relates to nonfinancial assets and liabilities. Accordingly, our adoption related only to financial assets and liabilities. The adoption of SFAS 157 for our financial assets and liabilities did not impact our consolidated financial statements for the three month and nine month period ended September 30, 2008. The Company is currently evaluating the potential impact that the application of SFAS No. 157 to its nonfinancial assets and liabilities will have on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2008

 NOTE  N—NEW ACCOUNTING STANDARDS (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the “fair value option”). SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not impact our consolidated financial statements for the three month and nine month period ended September 30, 2008.

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

Our primary business is designing, manufacturing and distributing high precision computer controlled material-cutting turning, grinding, and milling machines, and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China, with sales to most industrialized countries. Approximately 66% of our 2007 sales were to customers outside North America, 70% of our 2007 products were manufactured outside of North America and approximately 58% of our employees are located outside of North America.

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

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. Recent developments in the financial markets have also increased our exposure to the possible liquidity and credit risks of our counterparties. We believe we have sufficient liquidity to fund our foreseeable business needs, including cash and cash equivalents, cash flows from operations, and access to a $100 million multi-currency revolving credit facility. As of September 30, 2008, we had available incremental borrowing resources totaling approximately $77 million under this committed multi-currency revolving credit facility, and we have not experienced any limitations on our ability to access this source of liquidity. This credit facility expires in June 2013.

We monitor the third-party depository institutions that hold our cash and equivalents. Our emphasis is primarily on safety of principal. Our cash and equivalents are diversified among counterparties to minimize exposure to any one of these entities.

We are also subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of our foreign currency forward exchange contracts.

We also expect that some of our customers and vendors may experience difficulty in maintaining the liquidity required to buy inventory or raw materials. We continue to monitor our customers’ financial condition in order to mitigate our accounts receivable collectability risks.

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

On April 25, 2007, the Company completed a public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On September 30, 2008 and 2007, we had 11,443,224 and 11,449,137 shares of common stock outstanding, respectively.

On May 16, 2008 Hardinge Holdings GmbH, a Swiss limited liability company, was formed as a direct subsidiary of the U.S. parent company.  In conjunction with the formation of Hardinge Holdings GmbH our subsidiaries in the UK, Germany, Switzerland, Hong Kong, and China were subsequently contributed to the capital of this entity.  The purpose of the formation and operation of the Swiss limited liability company is for the holding of foreign subsidiaries, operations, and future investments as well as the effective and centralized management of intercompany loans and other related treasury functions.  The formation of the holding company was structured to be a tax-free reorganization.

On June 13, 2008, Hardinge Inc. entered into a new five-year $100 million multi-currency secured credit facility which expires in June 2013.  This credit facility replaced a $70 million revolving credit facility, a term loan agreement which was due to mature January 2011, and several other credit facilities in place in our foreign subsidiaries. The new facility will allow the Company and its newly-formed, wholly owned Swiss subsidiary, Hardinge Holdings GmbH, to borrow in a variety of currencies and jurisdictions to manage worldwide cash flow more efficiently.  We have the option, subject to certain conditions, to increase the facility by $50.0 million.  As of September 30, 2008, the Company had borrowed $23.0 million against this new facility.

Results of Operations

Summarized selected financial data for the three and nine months ended September 30, 2008 and 2007:

	Three months ended September 30,					Nine months ended September 30,
	2008	2007	Change		% Change	2008	2007	Change		% Change
	(dollars in thousands, except per share data)
Orders	$92,149	$83,410	$8,739		10%	$294,626	$264,985	$29,641		11%
Net sales	86,614	83,683	2,931		4%	268,778	260,359	8,419		3%
Gross profit	18,078	26,166	(8,088)		(31)%	73,516	83,433	(9,917)		(12)%
Selling, general and administrative expenses	22,482	23,521	(1,039)		(4)%	73,946	64,513	9,433		15%
Other expense (income)	150	(1,054)	1,204		114%	2,129	(2,420)	4,549		188%
Impairment charge	2,720	0	2,720		100%	2,720	0	2,720		100%
Income from operations	(7,274)	3,699	(10,973)		(297)%	(5,279)	21,340	(26,619)		(125)%
Net income (loss)	(8,338)	3,715	(12,053)		(324)%	(8,620)	15,023	(23,643)		(157)%
Diluted earnings (loss) per share	$(0.74)	$0.32	$(1.06)		(331)%	$(0.76)	$1.46	$(2.22)		(152)%
Weighted average shares outstanding (in thousands)	11,304	11,432	(128)		(1)%	11,309	10,277	1,032		10%
Gross profit as % of net sales	20.9%	31.3%	(10.4	)pts.		27.4%	32.0%	(4.6	)pts
Selling, general and administrative expenses as % of sales	26.0%	28.1%	(2.1	)pts.		27.5%	24.8%	2.7	pts.
Impairment charge as % of net sales	3.1%	0.0%	3.1	pts.		1.0%	0.0%	1.0	pts.
Income from operations as % of net sales	(8.4)%	4.4%	(12.8	)pts.		(2.0)%	8.2%	(10.2	)pts.
Net income (loss) as % of net sales	(9.6)%	4.4%	(14.0	)pts.		(3.2)%	5.8%	(9.0	)pts.

Orders:   The table below summarizes orders by geographical region for the three and nine months ended September 30, 2008 compared to the same periods in 2007:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	(dollars in thousands)
	2008	2007	% Change	2008	2007	% Change
Orders from Customers in:
North America	$27,659	$28,861	(4)%	$85,118	$87,870	(3)%
Europe	35,723	39,068	(9)%	135,189	124,875	8%
Asia & Other	28,767	15,481	86%	74,319	52,240	42%
	$92,149	$83,410	10%	$294,626	$264,985	11%

Orders for the three months ended September 30, 2008 were $92.1 million, an increase of $8.7 million or 10% compared to the three months ended September 30, 2007.  Orders for the nine months ended September 30, 2008 were $294.6 million, an increase of $29.6 million or 11% compared to the nine months ended September 30, 2007.  Foreign currency exchange rates favorably impacted new orders by $3.4 million and $16.7 million for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

North American orders decreased by 4% for the third quarter of 2008 compared to the third quarter of 2007 primarily due to the current economic crisis and related credit tightening.

European orders decreased by 9% for the third quarter of 2008 compared to the third quarter of 2007 primarily in our grinding division as a result of unseasonably strong activity in 2007; typically third quarter results are lower as a result of vacation and plant shutdowns.  The decrease from the prior year quarter was partially offset by a favorable $2.1 million foreign currency translation impact.  The year to date increase of $10.3 million can be attributed to foreign currency translation of approximately $12.3 million offset by the third quarter slowdown in grinding and general weakening market conditions.

Asia & Other orders increased by $13.3 million or 86% in the third quarter of 2008 compared to the same quarter in 2007. This increase was driven by over 100% growth in China offset by declines in other parts of the region. The third quarter activity included a $4.5 million order from a customer in the consumer electronics industry. On a year to date basis, orders increased $22.1 million or 42% primarily due to growth in China.

Net Sales.  The table below summarizes net sales by geographical region for the three and nine months ended September 30, 2008 compared to the same periods in 2007:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	(dollars in thousands)
	2008	2007	% Change	2008	2007	% Change
Net Sales to Customers in:
North America	$25,501	$31,397	(19)%	$84,606	$91,990	(8)%
Europe	41,610	38,040	9%	123,926	117,684	5%
Asia & Other	19,503	14,246	37%	60,246	50,685	19%
	$86,614	$83,683	4%	$268,778	$260,359	3%

Net sales for the three months ended September 30, 2008 were $86.6 million; an increase of $2.9 million or 4% compared to the three months ended September 30, 2007. This increase is due to a favorable $3.4 million foreign currency translation impact.  Net sales for the nine months ended September 30, 2008 were $268.8 million; an increase of $8.4 million or 3% compared to the nine months ended September 30, 2007.  Excluding approximately $15.1 million sales increase due to foreign currency translation, overall sales declined by 2.6%.

The decrease in North American net sales for the quarter and year to date can be attributed to the transition issues related to the development of a direct sales channel, and generally slow business conditions driven by declining consumer confidence due to the current global economic and credit crisis.

Net sales for the three and nine months ended September 30, 2008 in Europe increased as a result of continued strong grinding demand and the favorable effects of foreign currency translation of approximately $2.4 million and $11.3 million, respectively, offset by reduced milling and turning product shipments.

Net sales to customers in Asia & Other increased by $5.3 million or 37%. This was primarily driven by a 75% increase in China sales.  Third quarter sales included $2.7 million to a customer in the consumer electronics industry.

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. dollars at the average exchange rate during the periods presented. For the third quarter of 2008, the U.S. dollar strengthened by 6.5% against the British Pound Sterling; while it weakened; 5.5% against the New Taiwanese Dollar, 0.3% versus the Canadian Dollar, 11.6% against the Swiss Franc, 9.2% against the Euro, and 10.5% against the Chinese Renminbi compared to the average rates during the same period in 2007.  The net of these foreign currencies relative to the U.S. dollar was an approximate favorable impact of $4.6 million and $20.6 million on net sales for the three and nine months ended September 30, 2008 compared to the same periods in 2007.

Net sales of machines accounted for 79.6% and 80.2% of consolidated net sales for the three months ended September 30, 2008 and 2007, respectively. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the three months ended September 30, 2008 was $18.1 million, a decrease of $8.1 million or 31% compared to the three months ended September 30, 2007.  The decreased gross profit is primarily due to a $6.3 million impairment charge associated with the discontinuance of certain product lines and a review of other expected inventory usage patterns, coupled with increased product costs, and lower capacity utilization in the U.S. and Taiwan offset by the strengthening of foreign currencies relative to the U.S. dollar. Gross profit for the nine months ended September 30, 2008 was $73.5 million, a decrease of $9.9 million or 12% compared to the nine months ended September 30, 2007.  Gross profit percentage for the three and nine months ended September 30, 2008 was 20.9% and 27.4% of net sales, compared to 31.3% and 32.0% of net sales for the three and nine months ended September 30, 2007.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (SG&A) expenses were $22.5 million, or 26.0% of net sales for the three months ended September 30, 2008, a decrease of $1.0 million or 4% compared to $23.5 million or 28.1% of net sales for the three months ended September 30, 2007.  The decrease in SG&A can be attributed to $0.3 in bad debt recoveries and $0.6 related to the reduction of management bonus accruals.  SG&A expenses were $73.9 million or 27.5% of net sales for the nine months ended September 30, 2008, compared to $64.5 million or 24.8% of net sales for the nine months ended September 30, 2007.  The $9.4 million increase on a year to date basis can be attributed to $1.9 million in severance costs in the U.S. and UK, $0.3 million related to the legal entity restructure, $4.3 million impact of translating foreign subsidiary financial statements into U.S. dollars, and increased sales and marketing expenses in the company’s direct sales channels, offset by the current period $0.3 in bad debt recoveries and $0.6 related to the reversal of management bonus accruals.

Other Expense (Income). Other income and expense was $0.2 million of expense for the quarter compared to $1.0 of income in the prior year quarter. On a year to date basis, the company recorded other expense of $2.1 million compared to other income of $2.4 million in the prior year to date. This primarily represents gains and losses as a result of realized and unrealized foreign exchange transactions.

Impairment Charge.  On October 26, 2008, based on a comprehensive market evaluation, the Company determined that its model of doing business in Canada did not provide adequate returns.  As a result of this conclusion, the Company closed its facility in Mississauga, Ontario on October 28, 2008. Changes to the Company’s planned product strategy and method of delivering support to our  Canadian customers, as well as a third quarter analysis of historical cash flows, triggered a review of the goodwill under FAS 142. The Company recorded a non-cash charge of $2.7 million in the third quarter, to reflect the diminished value of goodwill of $2.1 million and $0.6 million of intangible assets associated with our Canadian operation.

(Loss) Income from Operations.   Loss from operations was ($7.3) million, or (8.4%) of net sales for the three months ended September 30, 2008, compared to income of $3.7 million or 4.4% of net sales for the three months ended September 30, 2007.  Loss from operations was ($5.3) million or (2.0%) of net sales for the nine months ended September 30, 2008, compared to income $21.3 million or 8.2% of net sales for the nine months ended September 30, 2007.

Gain on Sale of Assets. Gain on sale of assets decreased by $1.3 million for the three and nine months ended September 30, 2008 compared to the same period in 2007 due to a gain on sale of a facility in Exeter, England in the third quarter of 2007.

Interest Expense & Interest Income.   Interest expense was $0.4 million and $1.3 million for the three months and nine months ended September 30, 2008 compared to $0.5 million and $2.6 million for the same periods in 2007. The decrease for the nine months of 2008 compared to the nine months of 2007 was primarily due to the reduction of long-term debt resulting from the sale of $55.9 million of common stock as previously disclosed in filings with the Securities and Exchange Commission.

Income Taxes.  The provision for income taxes was $0.8 million and $2.3 million for the three and nine months ended September 30, 2008, compared to $0.9 million and $5.3 million for the three and nine months ended September 30, 2007.  The effective tax rate was (10.0%) and (36.8%) for the three and nine months ended September 30, 2008, compared to 19.8% and 26.0% for same periods in 2007.  These differences are due to the mix of earnings by country, non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded, the benefit of the completion of the qualifying hedge contract of $0.6 million, and an increase in the amount of reserves for uncertain tax benefits of $0.7 million.  The last two items are discrete period items and are described in Note F.

Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate. The Company expects the 2008 effective tax rate to be in the range of (131%) to (133%) excluding discrete items, which would have a 38% favorable impact on the effective tax rate.

In 2003, the Company recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations.  Consistent with accounting for taxes under FAS 109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) of the U.S. or Canadian operations for 2008 or 2007 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

Net Income (Loss).  Net loss for the three months ended September 30, 2008 was ($8.3) million, or (9.6%) of net sales, compared to net income of $3.7 million, or 4.4% of net sales for the three months ended September 30, 2007.  Net loss was ($8.6) million or (3.2%) of net sales for the nine months ended September 30, 2008, compared to net income of $15.0 million or 5.8% of net sales for the nine months ended September 30, 2007.  Basic and diluted (loss) earnings per share for the three months ended September 30, 2008 were ($0.74) compared to $0.33 and $0.32, respectively, for the three months ended September 30, 2007. Basic and diluted (loss) earnings per share for the nine months ended September 30, 2008 were ($0.76) compared to $1.48 and $1.46, respectively, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

At September 30, 2008 cash and cash equivalents were $13.2 million compared to $16.0 million at December 31, 2007.  The current ratio at September 30, 2008 was 3.92:1 compared to 3.81:1 at December 31, 2007.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the nine months ended September 30, 2008 compared to the same period in 2007 are summarized in the table below:

	Nine months ended September 30, (dollars in thousands)
	2008	2007
Net cash provided by operating activities	$2,974	$488
Cash flow (used in) investing activities	$(3,296)	$(224)
Capital expenditures (included in investing activities)	$(3,356)	$(3,615)

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2008 compared to $0.5 million for the same period in 2007. This represents an increase in cash provided by operating activities of $2.5 million.

Net cash used in investing activities was $3.3 million for the nine months ended September 30, 2008 compared to $0.2 million for the same period in 2007. Capital expenditures for the nine months ended September 30, 2008 included updates to our overall information technology infrastructure and routine maintenance. The Company completed the acquisition of a Canadian distributor for $0.3 million in the second quarter of 2007 for a total purchase price of $2.3 million and the assumption of certain liabilities.

Cash Flow (Used In) Provided by Financing Activities:

Cash flow (used in) provided by financing activities for the nine months ended September 30, 2008 and 2007, are summarized in the table below:

	Nine months ended September 30, (dollars in thousands)
	2008	2007
Borrowings (repayments) of long-term debt	$2,265	$(50,237)
(Repayments) of short-term notes payable	(2,458)	(158)
Net proceeds from offering	—	55,946
Net (purchases) of treasury stock	(589)	(89)
Payments of dividends	(1,719)	(1,590)
Net cash (used in) provided by financing activities	$(2,501)	$3,872

Cash flow used in financing activities was $2.5 million for the nine months ended September 30, 2008 compared to cash flow provided by financing activities of $3.9 million for the same period in 2007. We used $0.6 million to purchase stock through our Stock Repurchase Program. During the nine months ended September 30, 2008, we repurchased 45,500 shares of stock at an average price of $12.72 per share.  In April of 2007, we completed a public offering of 2,553,000 shares of common stock, with net proceeds of $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. Debt outstanding, including notes payable was $27.7 million on September 30, 2008 compared to $27.8 million on September 30, 2007.

Credit Facilities

On June 13, 2008, we entered into a new five-year $100.0 million multi-currency secured credit facility.  The new multi-currency credit facility replaced a $70.0 million revolving credit facility, a term loan agreement which was due to mature January 2011 and several other credit facilities in place in our foreign subsidiaries. This new facility is secured by substantially all of the Company’s and its domestic subsidiaries’ assets, other than real estate, and a pledge of (i) 100% of the Company’s investments in its domestic subsidiaries and (ii) 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH.  In addition, if certain conditions are met, Hardinge Holdings GmbH may be required to pledge its investment in certain of its material foreign subsidiaries.  The obligations of the Company and Hardinge Holdings GmbH are also guaranteed by all of the Company’s domestic subsidiaries and, under certain conditions, by certain of the Company’s material foreign subsidiaries. The new facility will allow the Company and its newly-formed, wholly owned Swiss subsidiary, Hardinge Holdings GmbH, to borrow in a variety of currencies and jurisdictions managing worldwide cash flow more efficiently.  Interest charged on this debt is based on London Interbank Offered Rates plus a spread which varies depending on the Company’s debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio.  A variable commitment fee of 0.20% to 0.375%, based on the Company’s debt to EBITDA ratio, is payable on the unused portion of the revolving loan facility.  We have the option, subject to certain conditions, to increase the facility by $50.0 million. At September 30, 2008, borrowings under this agreement were $23.0 million.

Effective September 30, 2008, we reduced our unsecured short-term line of credit from a bank with interest based on current prime rate from $8.0 million to $3.0 million.  At September 30, 2008, borrowings were $0.3 under this line of credit.

Our Swiss subsidiary maintains unsecured overdraft facilities with commercial banks, providing borrowing up to 11.0 million Swiss francs, which is equivalent to approximately $9.8 million at September 30, 2008. At September 30, 2008, there were no borrowings under the credit facilities.  Our Swiss subsidiary also has a loan agreement with a Swiss bank, which is secured by the real property owned by the Swiss subsidiary and provides for borrowings up to 8.3 million Swiss francs, which is equivalent to approximately $7.4 million at September 30, 2008. The borrowing limits on this facility is reduced 0.08 million Swiss francs or approximately $0.07 million per quarter.  There were no borrowings under the mortgage facility at September 30, 2008.

Our Taiwan subsidiary maintains a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which provides borrowings of 140.0 million New Taiwanese dollars which is equivalent to approximately $4.3 million. At September 30, 2008 borrowings under this agreement were $4.3 million. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that the company maintain specified ratios of debt to EBITDA and EBITDA minus capital expenditures and tax payments to fixed charges.  The EBITDA minus capital expenditures and tax payments to fixed charges is our tightest covenant ratio.  We monitor business activity and covenant compliance on a regular basis.  While we are in compliance with our covenants at September 30, 2008, there is no assurance that we will continue to be in compliance in future quarters.

In aggregate, these and other borrowing agreements permit for borrowing of up to $124.6 million, including $100.0 million from our international secured credit facility. As of September 30, 2008, $27.7 million was borrowed under these agreements. The Company believes that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2007 Form 10K.

This report contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based on management’s current expectations that involve risks and uncertainties. Any statements that are not statements of historical fact or that are about future events may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. The company’s actual results or outcomes and the timing of certain events may differ significantly from those discussed in any forward-looking statements. The company undertakes no obligation to publicly update any forward-looking statement, whether as a result of new information, future events, or otherwise.

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first nine months of 2008.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2007 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008. As defined in Rule 13a-12(e) and 15d-12(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007, due to the material weakness in the Company’s internal control over financial reporting.  During the nine months ended September 30, 2008, the Company began the process of implementing controls and procedures to address the material  weaknesses identified as of December 31, 2007 and believes that, once fully implemented, these controls and procedures will correct the material weaknesses discussed above.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers.  This complaint alleges that during the period from February 22, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  Although the Company has been made aware that the lawsuit has been filed, the complaint has not yet been served on the Company and, therefore, the Company has not yet responded to the complaint.  While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

Item 1.a.  Risk Factors

The following risk factor is to be read in conjunction with the risks factors disclosed in the Company’s 2007 Annual Report on Form 10K.

Many of our customers’ activity levels and spending for our products and services may be impacted by the current global economic conditions, especially deterioration in the credit markets.

Many of our customers finance their purchases of our products through cash flow from operations, the incurrence of debt or from the proceeds received in connection with an issuance of equity. In October 2008, the global financial markets experienced significant losses due to failures of many dominant financial institutions.  The governments of the United States and several foreign countries instituted a bailout plan to assist many banks and lenders through the economic crisis.  This crisis has resulted in, among other things, a significant decline in the credit markets and the availability of credit. Additionally, many of our customers’ equity values have substantially declined. The combination of a reduction in borrowing bases under asset based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers’ spending for our products and may impact the ability of our customers to pay amounts owed to us.  In addition, it is expected that this crisis and economic uncertainty will result in an overall decrease in consumer, business and government spending, which may reduce the need our customers have for our products.   Slow or negative growth in the global economy may materially and adversely affect our business, financial condition and results of operations for the foreseeable future.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no issuer repurchases of our common stock for the quarter ended September 30, 2008.

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

Hardinge Inc.

November 10, 2008	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO

November 10, 2008	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)