Form 10-K
period 2008-12-31
HARDINGE INC
filed 2009-03-16
CIK 313716

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities pursuant to section 12(b) of the Act: None

Securities pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value per share Preferred stock purchase rights	NASDAQ Stock Exchange (Name of exchange on which registered)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was $143.8 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2008.

         There were 11,527,990 shares of Hardinge stock outstanding as of February 28, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Hardinge Inc.'s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission on or about March 31, 2009 are incorporated by reference to Part III of this Form 10-K.

 PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive office is located at One Hardinge Drive, Elmira, New York 14902-1507; telephone (607) 734-2281. The principal executive office is located in Chemung County, New York, which is on the south-central border of upstate New York.

        Our website, www.hardinge.com, provides links to all of the Company's filings with the Securities and Exchange Commission. A copy of the 10-K is available on the website or can be obtained free of charge by contacting the Investor Relations Department at our principal executive office. Alternatively, such reports may be accessed at the Internet address of the SEC, which is www.sec.gov, or at the SEC's Public Reference Room at 10 F Street, NE, Washington, DC 20549. Information about the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

        We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metal-cutting machines. The Company has the following wholly owned subsidiaries:

Canadian Hardinge Machine Tool, Ltd
Hardinge Technology Systems, Inc.
Hardinge Holdings, GmbH
Hardinge GmbH
Hardinge Machine Tools, Ltd.
Hardinge Machine Tools B.V.
L. Kellenberger & Co. AG
Hardinge China, Limited
Hardinge Machine (Shanghai) Co., Ltd.
Hardinge Taiwan Precision Machinery Limited
Hardinge Machine Tools B.V., Taiwan Branch ("Hardinge Taiwan")	Toronto, Ontario, Canada
Elmira, New York
St. Gallen, Switzerland
Krefeld, Germany
Leicester, England
Raamsdonksveer, Netherlands
St. Gallen, Switzerland
Hong Kong, People's Republic of China
Shanghai, People's Republic of China
Nan Tou City, Taiwan, Republic of China
Nan Tou City, Taiwan, Republic of China

        We have manufacturing facilities located in Chemung County, New York; St. Gallen, Switzerland; Biel, Switzerland; Nan Tou City, Taiwan; and Shanghai, People's Republic of China. We manufacture the majority of the products we sell.

        Unless otherwise mentioned or unless the context requires otherwise, all references to "Hardinge," "we," "us," "our," "the Company" or similar references mean Hardinge Inc. and its predecessors together with its subsidiaries.

Products

        We supply high precision computer controlled metal-cutting turning machines, grinding machines, vertical machining centers, and accessories related to those machines. We believe our products are known for accuracy, reliability, durability and value.

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

        Grinding is a machining process in which a part's surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of our Kellenberger subsidiary are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been partially completed on a lathe. The grinding machines of Kellenberger, which are manufactured in both computer and manually controlled models, are generally purchased by the same type of customers as other Hardinge equipment and further our ability to be a primary source for our customers.

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

        During 2008 we discontinued product lines which target less demanding manufacturing applications. Products in this category, referred to as baseline machines, are typically sold on price and delivery, with minimal technical differentiation from a multitude of producers around the world, and are used in less demanding applications. This strategic change will allow us to focus our efforts on products and solutions for companies making parts from hard to machine materials with hard to sustain close tolerances and hard to achieve surface finishes and which also may be hard to hold in the machine. We believe that with our high precision and super precision lathes, our grinding machines, and our rugged machining centers, combined with our work holding products and our technical expertise, we are uniquely qualified to be the supplier of choice for customers manufacturing to demanding specifications.

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

        In addition, we offer an extensive line of workholding, toolholding and other industrial support products, which may be used on both our machines and those produced by others. We consider our company to be a worldwide leader in the design and manufacture of workholding devices for turning equipment. In addition to our traditional products, we are expanding our range of industrial products that are utilized on milling machines. With our growth in milling over the last few years, milling accessories and industrial products fit well in our product offering.

        A key component in milling accessory growth is our family of rotary indexing systems and high-speed direct-drive rotary table indexers, which are available in single, dual, triple and quad spindle configurations. These indexing systems and indexers are ideal for difficult, high-precision machining or jig grinding applications that require 4- or 5-axis interpolated machining, or for parts that require extremely accurate angular positioning. These products are workhorses for high speed and high accuracy contouring applications. Many of these products can be used as a standalone unit with Hardinge controls, or integrated as a true 4th axis.

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

Sales, Markets and Distribution

        We sell our products in most industrialized countries of the world through a combination of distributors, agents and manufacturers' representatives. In certain areas of the United States, China, Germany, and the United Kingdom, we also use a direct sales force. Generally, distributors have exclusive rights to sell our products in a defined geographic area.

        Our distributors operate independent businesses and purchase products from us at discounted prices for their customers, while agents and representatives sell products on our behalf and receive commissions on sales. Our discount schedule is adjusted to reflect the level of marketing and aftermarket support offered by our distributors. Our direct sales personnel earn a fixed salary plus commission.

        Sales through distributors are made only on standard commercial open account terms or through letters of credit. Distributors take title to products upon shipment from our facilities and do not have any special return privileges.

        Our non-machine products are sold in the United States mainly through telephone orders to a toll-free "800" telephone number, which is linked to an on-line computer order entry system maintained by the Company at its Elmira, N.Y. headquarters. In most cases, we are able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. We can package and ship items with heavy demand within several hours. In other parts of the world, these products are sold on either a direct sales basis or through distributor arrangements associated with machine sales.

        We promote recognition of our products in the marketplace through advertising in trade publications and participation in industry trade shows. In addition, we market our non-machine products through publication of general catalogues and other targeted catalogues, which we distribute to existing and prospective customers. We have a substantial presence on the internet at www.hardinge.com where customers can obtain information about our products and place orders for workholding, rotary, and kneemill products.

        A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by us include aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

        No single customer accounted for more than 5% of consolidated sales in 2008 or 2007. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

        Hardinge Inc. operates in a single business segment, industrial machine tools.

Competitive Conditions

        In our industry, the barriers to entry for competition vary based on the level of product performance required. For the products with the highest performance in terms of accuracy and productivity, the barriers are generally technical in nature. For basic products, often the barriers are not technical; they are tied to effective sales, distribution and support required by customers. Another significant barrier in the global machine tool industry is the high level of working capital that is required to operate the business.

        We compete in the various segments of the machine tool market within the products of turning, milling, grinding and workholding. We compete with numerous vendors in each market segment we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as Mori-Seiki, Mazak, Nakamura Tome, and Okuma, which are based in Japan, and DMG, which is based in Germany. Competition in our more standard turning and milling equipment comes to some degree from those companies as well as Hyundai, Kia, and Daewoo, which are based in South Korea, Haas and Fadal, which are based in the U.S., and several smaller Taiwanese and Korean companies. Our cylindrical grinding machines compete primarily with Studer, a Swiss Company owned by the Korber Group from Germany, Voumard, based in Switzerland, and Toyoda and Shigia, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore, which is based in the U.S., and some Japanese suppliers. Our accessories products compete with many smaller companies.

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

Sources and Availability of Components

        We manufacture and assemble our lathes, machining centers, knee-mills, and related products at our Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser, Tripet and Tschudin products are produced at our Biel, Switzerland facility. We produce machining centers and lathes at both Hardinge Taiwan in Nan Tou, Taiwan and Hardinge Machine (Shanghai) Co., Ltd. in Shanghai, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. Although a number of our operations are highly integrated, we purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and we have not experienced a serious supply interruption in past years.

        A major component of our computer controlled machines is the computer and related electronics package. We purchase these components for our lathes and machining centers primarily from Fanuc Limited, a large Japanese electronics company and Heidenhain, a Germany control supplier. We utilize controls from Siemens, another German control manufacturer, on certain machine models in our line of machining centers. We also offer Heidenhain and Fanuc controls on our grinding machines. While we believe that design changes could be made to our machines to allow sourcing from several other existing suppliers, and we occasionally do so for special orders, a disruption in the supply of the computer controls from one of our suppliers could cause us to experience a substantial disruption of our operations, depending on the circumstances at the time. We purchase parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

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

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $9.8 million, $10.6 million and $9.8 million, in 2008, 2007, and 2006, respectively.

Patents

        Although Hardinge Inc. holds several patents with respect to certain of its products, we do not believe that our business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        Hardinge's business, and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, our quarterly results are subject to fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our U.S. and European customers' plants and our policy of closing our U.S. and Switzerland facilities for two weeks during the third quarter. While not reflective of 2008, due to the economic crisis (discussed further in Item 1A-Risk Factors), our third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

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

        We deliver many of our machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases the customer usually observes and inspects the parts being made on the machine at the Company's facility before it is shipped and the timing of the sale is dependent upon the customer's schedule and acceptance. Therefore, sales from quarter-to-quarter can vary depending upon the timing of those customers' acceptances and the significance of those orders.

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

        A substantial portion of the Pond is located on our property. We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the"PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be between $0.7 million and $0.8 million. We estimated our portion of the study to be $0.1 million for which we established a reserve. As of December 31, 2008 we have incurred expenses of $0.08 million, thus the remaining reserve balance at year end was $0.02 million. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs' responses to EPA's comments on their December 6th submission.

        The PRPs commenced field work in the spring of 2008 and completed the field investigations that June. In the fall of 2008, the PRPs forwarded the results of the investigation to the EPA and the New York State Department of Environmental Conservation. The PRPs are currently working with the EPA to respond to and resolve EPA's comments on these results.

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

Employees

        As of December 31, 2008 Hardinge Inc. employed 1,427 persons, 536 of whom were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Management believes that relations with its employees are good.

Foreign Operations and Export Sales

        Information related to foreign and domestic operations and sales is included in Note 7 to the Consolidated Financial Statements contained in this Annual Report.

        Our strategy has been to diversify our sales and operations geographically so that the impact of economic trends in different regions can be balanced.

        The risks associated with conducting business on an international basis are discussed further in Item 1A-Risk Factors.

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

Our customers' activity levels and spending for our products and services have been impacted by the current global economic conditions, especially deterioration in the credit markets.

        Many of our customers finance their purchases of our products through cash flow from operations, the incurrence of debt or from the proceeds received in connection with an issuance of equity. Commencing in the fourth quarter of 2008, the global financial markets have been experiencing significant losses due to failures of many dominant financial institutions. The governments of the United States and several foreign countries have instituted or are contemplating bailout plans to assist many banks and others impacted by the economic crisis. This crisis has resulted in, among other things, a significant decline in the credit markets and the availability of credit. Additionally, many of our customers' equity values have substantially declined. The combination of a reduction in borrowing bases under asset based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers' spending for our products and may impact the ability of our customers to pay amounts owed to us. In addition, this crisis and economic uncertainty has resulted in an overall decrease in consumer and business spending, which may reduce the need our customers have for our products. Slow or negative growth in the global economy may materially and adversely affect our business, financial condition and results of operations for the foreseeable future.

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

        The machine tool industry is subject to technological change, rapidly evolving industry standards, changing customer requirements and improvements in and expansion of product offerings, especially with respect to computer-controlled products. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in to our ability to compete and grow. Moreover, if technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Developments by others may render our products or technologies obsolete or noncompetitive. Failure to effectively introduce new products or product enhancements on a timely basis could materially adversely affect our business, operating results and financial condition.

We rely on a single supplier or a limited number of suppliers to obtain certain components, sub-assemblies, assemblies and products. The loss of any of these suppliers may cause us to incur additional costs, result in delays in manufacturing and delivering our products or cause us to carry excess or obsolete inventory.

        Some components, sub-assemblies or assemblies we use in the manufacturing of our products are purchased from a single supplier or a limited number of suppliers. For example, a large Japanese company and two European companies supply the computer and related electronics package used in our CNC machines. In addition, some of the products we sell are purchased by us from a single supplier. Our purchases from these suppliers are generally not made pursuant to long-term contracts and are subject to additional risks associated with purchasing products internationally, including risks associated with potential import restrictions and exchange rate fluctuations, as well as changes in tax laws, tariffs and freight rates. Although we believe that our relationships with these suppliers are good, there can be no assurance that we will be able to obtain these products from these suppliers on satisfactory terms indefinitely. The present economic environment could also pose the risk of one of these key suppliers going out of business.

        We believe that design changes could be made to our machines to allow sourcing of components, sub-assemblies, assemblies or products from several other suppliers; however, a disruption in the supply from any of our suppliers could cause us to experience a material adverse effect on our operations.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

        We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2008, approximately 69% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. These factors include:

  •
  A prolonged world-wide economic downturn or economic uncertainity in our principal international markets including Europe and Asia;

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

Acquisitions could disrupt our operations and harm our operating results.

        We may elect to increase our product offerings and the markets we serve through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

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

  •
  Incur large and immediate write-offs and restructuring and other related expenses; and

  •
  Become subject to litigation.

        Acquisitions are inherently risky, and no assurance can be given that our future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities and personnel to an inability to do so.

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

        Our international operations generate sales in a number of foreign currencies including Swiss Francs, Chinese Renminbi, British Pound Sterling, Canadian Dollars, New Taiwanese Dollars, and Euros. Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. Dollar. In addition, our purchases of components in Yen, Euros, New Taiwan Dollars, Swiss Francs, and Chinese Renminbi are affected by inter-currency fluctuations in exchange rates.

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

        We manufacture products with a relatively high iron castings or steel content, commodities for which worldwide prices fluctuate. The availability of and prices for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, those cost increases can be passed on to customers in the form of price increases; in other cases, they cannot. If raw material prices increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our business, results of operations and financial condition.

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

        As provided for in the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions," the market-related value of assets recognizes asset losses and gains over a five-year period, which we believe is consistent with the long-term nature of pension obligations. As a result, the effect of changes in the market value of assets on our pension expense may be experienced in future years rather than fully reflected in the expense for the year immediately following the year in which the fluctuations actually occurred.

        For the year ended December 31, 2008, the value of our Pension Plan Assets decreased by $34.7 million due to declines in market value as a result of the global economic recession. The lower investment performance of our pension plan assets could significantly impact the plan assets and future growth of the plan assets. Should the assets earn a return less than the assumed rate of return over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of the assumed rate of return may reduce future pension expenses and funding requirements.

        The discount rate used to determine the present value of the projected and accumulated benefit obligation at the end of each year is based upon the available market rates for high quality, fixed income investments. A change in the discount rate would impact the funded status of our plans. An increase to the discount rate would reduce the pension liability and future pension expense and conversely, a lower discount rate would raise pension liability and the future pension expense.

        For pension accounting purposes in our U.S. based plan, which is the largest of our plans, an 8.50% rate of return was assumed on the market-related value of plan assets for determining pension expense. The discount rate was 6.60% at December 31, 2008 compared to 6.77% at December 31, 2007.

        In our Swiss subsidiary, we have three defined benefit plans, which when taken as a whole are about as large as the U.S. defined plan. The rate of return on plan assets was between 4.75% and 5.25%. The discount rate was 2.75% at December 31, 2008 compared to 3.50% at December 31, 2007.

        Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we may be required to make a cash contribution of approximately $3.4 million to our U.S. pension plan in 2009 and approximately $2.5 million to the foreign plans in 2009. If our current assumptions and estimates are not correct, a contribution in years beyond 2009 may be more or less than the projected 2009 contribution.

        In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2008, the excess of consolidated projected benefit obligations over plan assets was $47.1 million and the excess of consolidated accumulated benefit obligations over plan assets was $34.2 million.

        Employees hired by our U.S. operating company on or after March 1, 2004 are no longer eligible for the defined benefit plan. The United Kingdom's defined benefit plan was closed to new entrants in April 2005. These employees are provided a defined contribution plan instead.

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

Due to future technological changes, changes in market demand, or changes in market expectations, portions of our inventory may become obsolete or excessive.

        The technology within our products change and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, we may have to write off unusable inventory at some time in the future, which may adversely affect our results of operations and financial condition. In 2008, we recorded $7.6 million in impairment charges associated with discontinued product lines and the review of other expected inventory usage patterns.

Major changes in the economic situation of our customer base could require us to write off significant parts of our receivables from customers.

        In difficult economic periods, our customers lose work and find it difficult if not impossible to pay for products purchased from us. Although appropriate credit reviews are done at the time of sale, rapidly changing economic conditions can have sudden impacts on customers' ability to pay. We run the risk of bad debt on existing time payment contracts and open accounts. If we write off significant parts of our customer accounts or notes receivable because of unforeseen changes in their business condition, it would adversely affect our results of operations, financial condition, and cash flows.

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

        In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2008, approximately 31% of our sales were through distributors. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of these distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs and inaccuracies in such forecasts could adversely affect our business.

        We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or labor hired to minimize the effect of the lost revenue on our business. During the fourth quarter of 2008, orders and sales were impacted by $9 million in order cancellations and $11 million in shipment deferrals primarily due to the current global economic conditions.

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

        A substantial portion of the Pond is located on our property. We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the "PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency,

Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be between $0.7 million and $0.8 million. We estimated our portion of the study to be $0.1 million for which we established a reserve. As of December 31, 2008 we have incurred expenses of $0.08 million, thus the remaining reserve balance at year end was $0.02 million. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs' responses to EPA's comments on their December 6th submission.

        The PRPs commenced field work in the spring of 2008 and completed the field investigations that June. In the fall of 2008, the PRPs forwarded the results of the investigation to the EPA and the New York State Department of Environmental Conservation. The PRPs are currently working with the EPA to respond to and resolve EPA's comments on these results.

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

Item 1B.—UNRESOLVED STAFF COMMENTS

        None.

 ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Owned Properties:
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, and Turnkey Systems	4 acres 41,500 sq. ft.

Location	Type of Facility	Acreage (Land) Square Footage	Lease Expiration Date
Leased Properties:
Horseheads, New York	Warehouse	64,480 sq. ft.	12/31/09
Elmira, New York	Warehouse	55,999 sq. ft.	3/31/09
Shanghai, People's Republic of China	Product Assembly, Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	68,620 sq. ft.	2/29/12
Leicester, England	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
Biel, Switzerland	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	19,375 sq. ft.	6/30/09
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	8/01/11
Raamsdonksveer, Netherlands	Sales, Service, and Demonstration	10,226 sq. ft.	9/15/11
Krefeld, Germany	Sales, Service, Demonstration, and Administration	10,172 sq. ft.	7/31/10
Exeter, England	Administration	3,460 sq. ft.	12/20/09

 ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which we are currently involved, individually or in the aggregate, is anticipated to be material to our financial condition, results of operations, or cash flows.

        On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers. This complaint alleges that during the period from February 22, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. The complaint seeks unspecified compensatory damages in favor of the class, together with interest, attorney fees and other expenses. The Company has not yet responded to the complaint. While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

ITEM 4.—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2008, no matters were submitted to a vote of security holders.

 PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table reflects the highest and lowest values at which the stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The Nasdaq Global Select Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

	2008			2007
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$18.90	$11.95	$0.05	$28.35	$14.32	$0.05
June 30,	18.25	12.28	0.05	36.68	22.32	0.05
September 30,	17.45	11.29	0.05	40.13	25.07	0.05
December 31,	13.77	3.37	0.01	38.48	12.67	0.05

        At March 9, 2009, there were 3,028 holders of record of common stock.

Issuer Purchases of Equity Securities

        The following table provides information about issuer repurchases of our common stock by month for the quarter ended December 31, 2008:

Issuer Purchases of Equity Securities	Total Number of Shares Purchased	Average Price Paid Per Share
October 1 – October 31, 2008	—	—
November 1 – November 30, 2008	—	—
December 1 – December 31, 2008	3,710	$4.04

Total	3,710

        The above shares repurchased in December were part of the Company's Incentive Compensation Plan to satisfy tax withholding obligations.

Share Repurchase Program

        At the February 19, 2008 Board of Directors meeting, the Board approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. As of December 31, 2008, we have repurchased 45,500 shares of our common stock at an average price of $12.72.

Performance Graph

        The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of eight peer issuers. Our peer group includes Circor International Inc., Flow International Corp., Hurco Companies Inc., Kadant Inc., Kaydon Corp., Magnetek Inc., NN Inc., and Sun Hydraulics Corp. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2003. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., The NASDAQ Composite Index
And A Peer Group

*
$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.	12/03	12/04	12/05	12/06	12/07	12/08
Hardinge, Inc.	100.00	115.34	151.23	132.69	149.13	36.38
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
Peer Group	100.00	117.69	124.26	158.95	197.14	108.09

 ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2008	2007	2006	2005	2004
STATEMENT OF OPERATIONS DATA
Net sales	$345,006	$356,322	$326,621	$289,925	$232,054
Cost of sales	252,741	248,911	226,470	199,642	162,376

Gross profit	92,265	107,411	100,151	90,283	69,678
Selling, general and administrative expense	97,796	84,520	77,054	74,723	57,184
Impairment charges(1)	24,351	—	—	—	—

Operating (loss) income	(29,882)	22,891	23,097	15,560	12,494
(Gain) on sale of assets	(54)	(1,372)	—	—	—
Interest expense	1,714	3,051	5,294	4,284	2,660
Interest (income)	(285)	(224)	(713)	(569)	(533)

(Loss) income before income taxes, minority interest in (profit) of consolidated subsidiary	(31,257)	21,436	18,516	11,845	10,367
Income taxes	3,048	6,510	4,566	2,373	3,542
Minority interest in (profit) of consolidated subsidiary	—	—	—	(2,466)	(2,433)

Net (loss) income(1)	$(34,305)	$14,926	$13,950	$7,006	$4,392

PER SHARE DATA:
Weighted average number of Common shares outstanding—basic	11,309	10,442	8,770	8,761	8,745
Basic (loss) earnings per share	$(3.03)	$1.43	$1.59	$0.80	$0.50

Weighted average number of Common shares outstanding—diluted	11,309	10,562	8,809	8,822	8,773
Diluted (loss)earnings per share	$(3.03)	$1.41	$1.58	$0.79	$0.50

Cash dividends declared per share	$0.16	$0.20	$0.14	$0.12	$0.03

BALANCE SHEET DATA
Working capital	$151,613	$189,464	$156,994	$126,421	$122,181
Total assets	309,825	361,828	330,660	300,276	286,311
Total debt	28,121	27,819	77,861	67,114	42,868
Shareholders' equity	168,127	255,145	157,109	138,993	150,000

(1)
2008 results include a non-cash charge for impairment of goodwill and intangible assets of $24.3 million due to the diminished value of goodwill and intangible assets in our Canadian, English, and Swiss entities as required by FAS 142.

 ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Approximately 69% of our 2008 sales were to customers outside of North America, 70% of our 2008 products were manufactured outside of North America, and 62% of our employees were outside of North America.

        Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

        The global economic recession, which intensified in the fourth quarter of 2008, has impacted the industries in which we conduct business. The reduced availability of credit has impacted our customers' ability to obtain financing. As a result we have experienced order cancellations, a softening of incoming orders, and a reduction of sales primarily beginning in the fourth quarter of 2008. In conjunction with these economic trends, we recorded an impairment charge on our goodwill. We also were not in compliance with a financial covenant under our multi-currency secured credit facility as of December 31, 2008. As a result of all of these conditions, management has implemented cost reduction initiatives throughout the Company to preserve cash flow, including reducing our quarterly dividend. On March 16, 2009, we entered into a new $10.0 million term loan. Refer to Liquidity and Capital Resources for a description of our new financing arrangements. Management believes these actions will provide the required cash flow to enable the Company to meet its financial commitments throughout 2009.

        The U.S. market activity metrics most closely watched by our management have been: reporting of metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers; and machine tool consumption as reported annually by Gardner Publications in the Metalworking Insiders Report. In 2008, industry-wide orders for metal-cutting machine tools reported by the AMT declined 3.1% versus 2007. The 2008 decrease compared to 2007 was primarily related to a sharp decline in world-wide order activity during the fourth quarter brought on by the global economic conditions. Year to date orders as of September 2008, increased 11% compared to the same period in 2007, while the 2008 fourth quarter orders declined 41% compared to the same period in 2007. In 2007 orders increased by 6.9% over 2006. The AMT's statistics are reported on a voluntary basis from member companies. The report includes metal-cutting machines of all types and sizes, including segments where we do not compete.

        World machine tool consumption data (domestic production plus imports, less exports) as reported by the Metalworking Insiders Report, an annual report on machine-tool output and consumption, shows an increase in consumption of 12% in 2008 despite worldwide economic conditions. As this report is an annual consumption report it does not fully illustrate the downturn in orders the industry experienced during the fourth quarter of 2008. This report indicates that consumption in China, the world's largest market, increased by 11% in 2008 versus 2007, and 17% in 2007 versus 2006. Consumption in Germany, the world's second largest market increased by 25% in 2008 versus 2007 as measured in local currencies, and 29% in 2007 compared to 2006. In the United Kingdom, machine tool consumption measured in Pound Sterling increased by 16% in 2008 versus 2007, and 6% in 2007 versus 2006. Machine tool consumption in the U.S. increased by 15% in 2008 compared to 2007, recovering from a decline of 3% in 2007 compared to 2006.

        Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase the our products. One such measurement is the PMI (formerly called the Purchasing Manager's Index), as reported by the Institute for Supply Management.

Another measurement is capacity utilization for manufacturing companies, as reported by the Federal Reserve Board. We are not aware of comparably reliable measures of foreign demand or customer activity.

        Non-machine sales which include collets, accessories, repair parts, and service revenue have typically accounted for approximately 25% of overall sales and are an important part of our business, especially in the U.S. where Hardinge has an installed base of thousands of machines. Sales of these products do not vary on a year-to-year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

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

        Our management believes currency exchange rate changes are significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Yen, Euro, and Swiss Franc to be central to competitive pricing in all of our markets. Also, we translate the results of our Swiss, Taiwanese, Chinese, British, German, Dutch and Canadian subsidiaries into U.S. Dollars for consolidation and reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. Dollar may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

        At December 31, 2008, the Company was not in compliance with the minimum EBITDA minus cash taxes and capital expenditures to fixed charge ratio required under our multi-currency secured credit facility. On March 16, 2009, the Company entered into a new agreement with a bank for a 366 day $10.0 million term loan. This term loan replaced a multi-currency secured credit facility which as of March 15, 2009 had an outstanding balance of $8.0 million. Refer to Liquidity and Capital Resources for a description of our new financing arrangements.

        On April 25, 2007, the Company completed a public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On December 31, 2008 and 2007, we had 11,469,169 and 11,479,916 shares of common stock outstanding, respectively.

Results of Operations

2008 Compared to 2007

        The following table summarizes certain financial data for 2008 and 2007:

	2008	2007	Change	% Change
	(dollars in thousands)
Net sales	$345,006	$356,322	$(11,316)	(3.2)%
Gross profit	92,265	107,411	(15,146)	(14.1)%
Selling, general and administrative expenses	97,796	84,520	13,276	15.7%
Impairment charges	24,351	—	24,351
(Loss) income from operations	(29,882)	22,891	(52,773)	(230.5)%
Net (loss)income	(34,305)	14,926	(49,231)	(329.8)%
Diluted (loss) earnings per share	$(3.03)	$1.41	$(4.44)	(314.9)%
Weighted average shares outstanding (in thousands)	11,309	10,562	747	7.1%
Gross profit as % of net sales	26.7%	30.1%	(3.4) pts
Selling, general and administrative expenses as % of net sales	28.3%	23.7%	4.6 pts
(Loss) income from operations as % of net sales	(8.7)%	6.4%	(15.1) pts
Net (loss) income as % of net sales	(9.9)%	4.2%	(14.1) pts

        Net Sales.    Net sales for 2008 were $345.0 million, a $11.3 million or 3% decline compared to 2007 net sales of $356.3 million. Net sales for the year increased in 'Asia and Other' offset by a declines in Europe and North America. On a full year basis, net sales were favorably impacted by approximately $14.5 million in foreign currency translation. Without the currency impact, sales for the year would have declined $25.8 million or 7% compared to 2007. The following table presents 2008 and 2007 sales by region:

Sales to Customers in:	2008	2007	Change	% Change
	(dollars in thousands)
North America	$108,501	$121,520	$(13,019)	(11)%
Europe	158,947	165,144	(6,197)	(4)%
Asia & Other	77,558	69,658	7,900	11%

Total	$345,006	$356,322	$(11,316)	(3)%

        The decline in net sales for the year was primarily the result of the global economic and financial crisis which began late in the third quarter of 2008. For the year, net sales declined in Milling and Turning Products 7% and 20%, respectively, which was offset by a 19% increase in Grinding Products, with 'Asia and Other' representing the strongest overall market. For 2008, approximately 69% of total net sales were to customers outside of North America.

        The geographic mix of sales as a percentage of total net sales is shown in the table below:

Sales to Customers in:	2008	2007	Percentage Point Change
North America	31.4%	34.1%	(2.7)
Europe	46.1%	46.4%	(0.3)
Asia & Other	22.5%	19.5%	3.0

Total	100.0%	100.0%

        Machine sales represented 74.4% of 2008 net sales, as compared to 74.8% of 2007 net sales. Sales of non-machine products and services, primarily repair parts and accessories, made up the balance.

        Orders.    The Company's new orders declined 5% to $341.2 million in 2008 compared to $360.5 million in 2007. On a full year basis, new orders were favorably impacted by approximately $16.7 million in foreign currency translation. Without the currency impact, new orders for the year would have declined $36.1 million or 10% compared to 2007. The following table presents 2008 and 2007 new orders by region:

Orders from Customers in:	2008	2007	Change	% Change
	(dollars in thousands)
North America	$103,249	$117,532	$(14,283)	(12)%
Europe	156,320	170,916	(14,596)	(9)%
Asia & Other	81,605	72,092	9,513	13%

Total	$341,174	$360,540	$(19,366)	(5)%

        The decline in net orders for the year was driven by reduced levels of business activity and $9.0 million in order cancellations primarily the result of the global economic and financial crisis which began late in the third quarter of 2008.

        North American orders were down 12% compared to the prior year. North American orders averaged in excess of $28.0 million per quarter through September 30, 2008 with the fourth quarter declining to $18.1 million, a $9.9 million or 35% decrease. The decline in North American orders can be attributed to the economic and financial crisis.

        European orders for the full year decreased $14.6 million or 9% for 2008. European orders averaged over $44.9 million in new orders through September 30, 2008 with the fourth quarter declining to $21.1 million, a $23.8 million or 53% decrease. At $156.3 million, European orders, particularly from Germany, United Kingdom, Switzerland, and Italy, accounted for nearly half of our total order activity during 2008.

        'Asia and Other' order activity for the full year increased 13% despite the reduction in fourth quarter activity. New orders averaged over $24.5 million in new orders through September 30, 2008 with the fourth quarter declining to $7.3 million, a $17.2 million or 70% decrease. The growth in 2008 was primarily in China which had new orders in excess of $53.8 million, or 66% of the total region's orders.

        Gross Profit.    Gross profit was $92.3 million, or 26.7% of net sales in 2008, compared to $107.4 million, or 30.1% of net sales in 2007. The reduction in gross profit can be attributed to $8.8 million in reduced sales volume, a $4.7 million year over year increase in inventory obsolescence reserves (the obsolescence reserve increase is primarily due to the discontinuance of certain product lines during 2008), approximately $3.9 million in reduced margin due to product and channel mix as well as the impact of discounts on discontinued product lines and approximately $3.0 million related to lower capacity utilization in the U.S. and Taiwan. These increases were offset by approximately $4.6 million related to the impact of translating foreign subsidiary financial statements into U.S. Dollars.

        Selling, General, and Administrative Expense.    Selling, general and administrative ("SG&A") expense for the year 2008 was $97.8 million, or 28.3% of net sales, compared to $84.5 million, or 23.7% of net sales, in 2007. SG&A expense as a percentage of net sales increased over 2007 as a result of $2.3 million related to severance expense in the U.S. and Europe, $1.4 million due to increased sales and marketing efforts, including trade shows, and $1.0 million related to a voluntary early retirement program offered in the U.S. during the fourth quarter of 2008. In addition to the severance, marketing, and early retirement costs, 2008 SG&A expense increased by approximately $3.6 million due to foreign currency transaction losses which were primarily related to our New Taiwanese Dollar—U.S. Dollar exposure and approximately $3.3 million related to the impact of translating foreign subsidiary financial statements into U.S. Dollars.

        Impairment Charge.    We recorded non-cash impairment charges of $24.4 million related to goodwill and intangible assets during 2008. $2.7 million of this charge was related to our Canadian operations. During the third quarter, as a result of changes to the Company's planned product strategy and method of delivering support to our Canadian customers, as well as an analysis of historical cash flows, we determined that the goodwill and intangible assets associated with the Canadian operations were impaired and recorded a non-cash charge, to reflect the diminished value of goodwill of $2.1 million and $0.6 million of intangible assets. During the fourth quarter of 2008, we performed our annual impairment testing for recorded goodwill and indefinite lived intangible assets. As a result of the current projected business levels and market cap of the company and industry peers, it was determined that the $21.7 million in goodwill was impaired.

        (Loss)/Income from Operations.    Loss from operations in 2008 was ($29.9) million compared to income of $22.9 million in 2007. This $52.8 million change was primarily due to: the 2008 goodwill and intangible asset impairment charges of $24.4 million; $7.6 million in impairment charges associated with the discontinuance of certain product lines and other expected inventory usage patterns; $3.2 million related to severance charges associated with our restructuring activities, and a net change of $3.6 million in currency transaction losses, in addition to the dramatic worldwide decline in business in the fourth quarter of 2008.

        Gain on Sale of Assets.    During 2007, we sold a facility in Exeter, England as part of integrating the Bridgeport operation into the existing business, and recorded a $1.4 million gain as a result of the sale.

        Interest Expense & Interest Income.    Interest expense includes interest payments under our credit facility and amortization of deferred financing costs associated with our credit facility.

        Interest expense for the year 2008 was $1.7 million, a decrease of $1.4 million, or 45% from 2007. The decrease is the result of overall lower interest rates during 2008 as well as lower average borrowings due to the use of our 2007 stock offering proceeds to pay down debt. Interest income was $0.3 million in 2008 compared to $0.2 million in 2007.

        Income Tax/Benefit.    Income tax expense in 2008 was $3.0 million compared to $6.5 million in 2007. The effective tax rate was 9.8% in 2008 and 30.4% in 2007. The 2008 effective rate was negatively impacted by a significant amount of the goodwill impairment charges, which were non-deductible, resulting in a negative impact of 16.0%. Other changes from 2007 include an increase in our valuation allowance due to not recording a tax benefit on losses in the U.S., U.K., German, and Canadian operations. In addition, we experienced a net increase in 2008 in our liability for uncertain tax benefits due to foreign tax positions and settlements, as well as a change in the mix of profits by country. The income tax expense fundamentally represents tax expense on profits in certain of the Company's foreign subsidiaries.

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., German, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        In 2008, the valuation allowance increased by $20.0 million. This was due to an increase of $7.2 million due to not recording a tax benefit on losses in the U.S., Canada, U.K., and Germany, an increase of $10.7 million due to the increase in minimum pension liabilities in the U.S. and the U.K. (and other items also recorded in Other Comprehensive Income), an increase of $2.2 million for state tax credits, and a decrease of $.1 million due a reduction and a reversal of tax assets in accordance with FIN 48.

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

        Net (Loss) Income.    Net loss for 2008 was ($34.3) million or (9.9%) of net sales, compared to $14.9 million net income, or 4.2% of net sales in 2007. Basic and diluted loss per share for 2008 were ($3.03), compared to basic and diluted earnings per share of $1.43 and $1.41 in 2007. Earnings per share are impacted by the increase in average shares outstanding as a result of our stock offering in April 2007.

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

        The reduction in net sales for "Asia & Other' was due to specialty grinding and automotive grinding applications that did not recur in 2007.

        The geographic mix of sales as a percentage of total net sales is shown in the table below:

Sales to Customers in:	2007	2006	Percentage Point Change
North America	34.1%	36.2%	(2.1)
Europe	46.4%	39.0%	7.4
Asia & Other	19.5%	24.8%	(5.3)

Total	100.0%	100.0%

        Machine sales represented 74.8% of 2007 net sales, as compared to 73.3% of 2006 net sales. Sales of non-machine products and services, primarily repair parts, and accessories, made up the balance.

        Orders.    The Company's new orders rose 4% to $360.5 million in 2007 compared to $347.8 million in 2006, as shown in the table below:

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

        'Asia and Other' order activity for the full year was down by 5% reflecting the impact of several large orders for automotive and turbine blade grinding applications from 2006 that did not recur in 2007.

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

        Selling, General, and Administrative Expense.    Selling, general and administrative ("SG&A") expense for the year 2007 was $84.5 million, or 23.7% of net sales, compared to $77.1 million, or 23.6% of net sales, in 2006. SG&A expense as a percentage of net sales remained essentially flat in 2007 from 2006,reflecting our increased sales volume. The primary drivers for the $7.5 million increase in SG&A expense in 2007 are: $2.9 million related to the translation of foreign subsidiary financial statements into US Dollars, $0.3 million in volume-related commission expenses, $0.5 million in additional provisions for bad debt expense, and the balance for increased selling and marketing expenses in support of our strategy to invest in and strengthen our sales channels.

        Income from Operations.    Income from operations in 2007 was relatively flat at $22.9 million compared to 2006, but declined to 6.4% of net sales in 2007 from 7.1% in 2006.

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

        In 2007, the valuation allowance decreased by $8.3 million. This was due to an increase of $0.9 million due to not recording a tax benefit on losses in the U.S. and Canada, a decrease of $5.5 million due to the reduction in minimum pension liabilities in the U.S. and the U.K. (recorded in Other Comprehensive Income), a decrease of $3.1 million due to a reduction in tax assets as a result of a decrease in applicable U.S. state tax rates, and a decrease of $0.6 million due to a reduction and a reversal of tax assets in accordance with FIN 48.

        Net Income.    Net income for 2007 was $14.9 million or 4.2% of net sales, compared to $14.0 million, or 4.3% of net sales in 2006. Basic and diluted earnings per share for 2007 were $1.43 and $1.41, respectively, compared to basic and diluted earnings per share of $1.59 and $1.58 in 2006. Earnings per share are impacted by the increase in average shares outstanding as a result of our stock offering in April 2007.

Liquidity and Capital Resources

        The Company's principal capital requirements are to fund its operations, including working capital, to purchase and fund improvements to its facilities, machines and equipment, and to fund acquisitions.

        At December 31, 2008, cash and cash equivalents were $18.4 million, compared to $16.0 million at December 31, 2007. The current ratio at December 31, 2008 was 2.80:1 compared to 3.81:1 at December 31, 2007.

  Cash Flows from Operating Activities:

        As shown in the Consolidated Statements of Cash Flows, cash provided by operating activities was $9.7 million in 2008 compared to $7.3 million in 2007. This represents an increase in cash provided by operations of $2.4 million.

        The table below shows the changes in cash flows from operating activities by component:

	Cash Flow from Operating Activities
	2008	2007	Change in Cash Flow
	(dollars in thousands)
Cash provided by/(used in):
Net (loss) income	$(34,305)	$14,926	$(49,231)
Non-cash inventory write down	7,560	—	7,560
Impairment charge	24,351	—	24,351
Provision for deferred taxes	1,278	250	1,028
Depreciation and amortization	9,439	9,446	(7)
(Gain) on sale of assets	(54)	(1,372)	1,318
Accounts receivable	8,503	5,560	2,943
Inventories	2,909	(21,448)	24,357
Notes receivable	1,512	2,495	(983)
Prepaids/Other assets	(4,009)	2,537	(6,546)
Accrued expenses	(3,162)	1,262	(4,424)
Accounts payable	(6,036)	(4,857)	(1,179)
Other	1,753	(1,494)	3,247

Cash provided by operating activities	$9,739	$7,305	$2,434

        In 2008, cash was provided primarily by adding non cash expenses including depreciation and amortization, inventory write down, impairment charge and provision for deferred taxes to the net loss. Cash was also provided by changes in accounts receivable, notes receivable, inventories, and other operating activities. Cash was used for prepaid and other assets, accrued expenses and accounts payable. The decrease in accounts receivable is due to lower sales levels during the fourth quarter of 2008. The decrease in inventory levels is due to special customer incentive programs, decreased production levels, and concentrated inventory reduction efforts.

        In 2007, cash was provided primarily by net income after adding non-cash expenses including depreciation and amortization, accounts receivable, notes receivable and other assets. Cash was used for inventories, accounts payable and other operating activities. The increased inventory levels were due to increased production levels.

  Cash Used In Investing Activities:

        The table below shows the changes in cash flows from investing activities by component:

	Cash Flow from Investing Activities
	2008	2007	Change in Cash Flow
	(dollars in thousands)
Cash (used in)/provided by:
Capital expenditures	$(4,693)	$(5,582)	$889
Proceeds from sale of assets	106	3,629	(3,523)
Purchase of technical information	(175)	—	(175)
Purchase of Canadian entity	—	(240)	240

Cash (used in) investing activities	$(4,762)	$(2,193)	$(2,569)

        Cash used in investing activities was $4.8 million for 2008, compared to $2.2 million in 2007. Capital expenditures for 2008 were $4.7 million. Capital expenditures in 2008 included upgrades to our overall information technology infrastructure, investment in manufacturing equipment and general maintenance. Capital expenditures for 2007 were $5.6 million. Capital expenditures in 2007 included upgrades to our grinding assembly facility, updates to our overall information technology infrastructure and modest investment in manufacturing equipment.

        Cash used in investing activities during 2008 was primarily related to capital expenditures. Cash used in investing activities during 2007 was primarily related to capital expenditures offset by $3.6 million proceeds on the sale of a building in the U.K.

  Cash (Used in)/ Provided by Financing Activities:

        Cash (used in)/provided by financing activities for 2008 and 2007 are summarized in the table below:

	Cash Flow from Financing Activities
	2008	2007	Change in Cash Flow
	(dollars in thousands)
Cash (used in)/ provided by:
Borrowings (repayments) on long-term debt	$3,129	$(48,724)	$51,853
Borrowings on short term notes payable	49,010	84,484	(35,474)
Repayments on short term notes payable	(51,810)	(86,026)	34,216
Net proceeds from issuance of common stock	—	55,946	(55,946)
Net (purchases) of treasury stock	(585)	(89)	(496)
Payments of dividends	(1,833)	(2,164)	331

Cash (used in)/ provided by financing activities	$(2,089)	$3,427	$(5,516)

        Cash used in financing activities was $2.1 million for 2008, compared to cash provided by financing activities of $3.4 million for 2007. In April of 2007, the Company completed a public offering of 2,553,000 shares of common stock, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. In 2008, we capitalized $1.0 million in fees for the new credit facility. 2008 dividend payments decreased by $0.3 million over 2007 as a result of our decreasing the dividend payout to $0.01 per share in December 2008.

        On June 13, 2008, we entered into a new five-year $100.0 million multi-currency secured credit facility ("Credit Facility"). The Credit Facility replaced a $70.0 million revolving credit and a term loan agreement which was due to mature January 2011 as well as several other credit facilities in place in our foreign subsidiaries. The Credit Facility is secured by substantially all of the Company's and its domestic subsidiaries' assets, other than real estate, and a pledge of (i) 100% of the Company's investments in its domestic subsidiaries and (ii) 66 2/3% of the Company's investment in Hardinge Holdings GmbH ("Hardinge Holdings") the parent corporation of our significant foreign subsidiaries. In addition, if certain conditions are met, Hardinge Holdings may be required to pledge its investment in certain of its material foreign subsidiaries. The obligations of the Company and Hardinge Holdings are also guaranteed by all of the Company's domestic subsidiaries and, under certain conditions, by certain of the Company's material foreign subsidiaries. Interest is based on London Interbank Offered Rates plus a spread which varies depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.20% to 0.375%, based on the Company's debt to EBITDA ratio, is payable on the unused portion of the Credit Facility. We have the option, subject to certain conditions, to increase the facility by $50.0 million. At December 31, 2008, borrowings under this agreement were $24.0 million.

        In November 2006, we amended and restated a Revolving Credit and Term Loan Agreement with a group of U.S. banks. The amendment and restated agreement provided for a revolving loan facility of $70.0 million and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through March 2011. These loans were secured by substantially all of our domestic assets, other than real estate, and a pledge of 65% of our investment in the Company's major subsidiaries. The amendment increased the permitted debt to EBITDA ratio for certain portions of the term of the facility, lowered the variable commitment fee and borrowing rates at certain debt to EBITDA ratios, and provided for permitted annual acquisitions up to a certain amount. Interest charged on this debt was based on LIBOR plus a spread that varied depending on our debt to EBITDA ratio. A variable commitment fee of 0.15% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the revolving loan facility. At December 31, 2007, the outstanding balance on the amended revolving loan facility was $8.0 million. At December 31, 2007, the outstanding balance on the term loan was $12.3 million. This Revolving Credit and Term Loan Agreement was replaced by the Credit Facility entered into on June 13, 2008.

        We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. There was no balance outstanding at December 31, 2008. At December 31, 2007, the outstanding balance on this line was $2.8 million. The agreement is negotiated annually and requires no commitment fee.

        In December 2008, our Kellenberger AG ("Kellenberger") subsidiary replaced their existing credit facilities and loan agreements with two new unsecured loan facilities with banks providing for borrowing of up to 11.5 million Swiss Francs, which is equivalent to approximately $10.8 million at December 31, 2008. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2008 there were no borrowings under these facilities.

        Previously, Kellenberger maintained a loan agreement with a Swiss bank providing for borrowing of up to 7.3 million Swiss Francs, which was equivalent to approximately $6.4 million at December 31, 2007. This agreement was secured by the real property owned by Kellenberger. At December 31, 2007, there were no borrowings under this facility. This loan agreement was replaced by the new unsecured loan facilities in December 2008.

        Kellenberger also previously maintained an unsecured overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which was equivalent to approximately $6.6 million at December 31, 2007. These lines provided for interest at competitive short-term interest rates and carried no commitment fees on unused funds. At December 31, 2007 there was no outstanding balance under this facility. This overdraft facility was replaced by the new unsecured loan facilities in December 2008.

        Our HTT subsidiary (which is now part of Kellenberger) previously maintained a loan agreement with a Swiss bank that provided for borrowings of up to 4.0 million Swiss Francs, which was equivalent to approximately $3.5 million at December 31, 2007. This agreement was secured by real property owned by HTT. There were no borrowings under this agreement at December 31, 2007. This loan agreement was replaced by the new unsecured loan facilities in December 2008.

        The former HTT also maintained an unsecured overdraft facility with a commercial bank that permitted borrowings of up to 8.5 million Swiss Francs, which was equivalent to approximately $7.5 million at December 31, 2007. These lines provided for interest at competitive short-term interest rates and carried no commitment fees on unused funds. There were no borrowings under this overdraft line at December 31, 2007. This overdraft facility was replaced by the new unsecured loan facilities in December 2008.

        Our Hardinge Machine Tools, Ltd. subsidiary previously maintained an overdraft facility for borrowing 0.4 million Pounds Sterling, equivalent to approximately $0.7 million in 2007. The facility was closed in 2007.

        In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 153.0 million New Taiwanese Dollars which was equivalent to approximately $4.7 million. At December 31, 2008 and 2007 borrowings under this agreement were $4.1 million and $4.7 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese Dollars, which is equivalent to approximately $0.1 million.

        We maintain a $1.6 million standby letter of credit, which expires March 31, 2009, for potential liabilities pertaining to self-insured workers compensation exposure. This standby letter of credit is renewed annually. In total, we had various letters of credit totaling $9.1 million and $5.6 million at December 31, 2008 and 2007, respectively.

        Certain of these debt agreements require, among other things, that we maintain specified ratios of debt to EBITDA and EBITDA minus capital expenditures to fixed charges, as well as, minimum equity. At December 31, 2008, the Company was not in compliance with the minimum EBITDA minus cash taxes and capital expenditures to fixed charges required under our Credit Facility.

        On March 16, 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan. This term loan replaced a multi-currency secured credit facility which as of March 15, 2009 had an outstanding balance of $8.0 million. The term loan is secured by substantially all of the Company's assets, a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 66 and 2/3% of the Company's investment in Hardinge Holdings GmbH. Interest is based on one-month London Interbank Offered Rates ("LIBOR") plus 5.0%. The interest rate will increase by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times.

        In addition to the term loan agreement we entered into on March 16, 2009, we also entered into a commitment with a bank for a three-year revolving line of credit ("Line of Credit") for up to $25.0 million to be secured by substantially all of the Company's U.S. assets and a pledge of 66 and 2/3% of the Company's investment in Hardinge Holdings GmbH. We anticipate that we will close the Line of Credit on or before April 30, 2009. The Line of Credit will replace the term loan entered into on March 16, 2009.

        Excluding amounts associated with the multi-currency secured credit facility, with which we were not in compliance as of December 31, 2008, the Company had access of up to $17.9 million at December 31, 2008. At December 31, 2008 and March 15, 2009, the Company had borrowings of $24.0 million and $8.0 million, respectively, outstanding under the multi-currency secured credit facility. Total consolidated outstanding borrowings at December 31, 2008 and 2007 were $28.1 million and $27.8 million, respectively. Interest expense in 2008, 2007, and 2006 totaled $1.7 million, $3.1 million, and $5.3 million, respectively.

        We conduct some of our manufacturing, sales and service operations from leased space, with lease terms up to 10 years, and use certain data processing equipment under lease agreements expiring at various dates. Rent expense under these leases totaled $2.5 million, $2.0 million, and $2.2 million, during the years ended December 31, 2008, 2007, and 2006, respectively.

        The following table shows our future commitments in effect as of December 31, 2008 (in thousands):

	2009	2010	2011	2012	2013	Thereafter	Total
Notes payable and debt payments	$24,549	$549	$550	$549	$549	$1,375	$28,121
Operating lease obligations	1,357	815	536	246	212	230	3,396
Purchase commitments	25,848	—	—	—	—	—	25,848
Standby letters of credit	9,098	—	—	—	—	—	9,098

        We have not included the liabilities for uncertain tax positions in the above table as we can not make a reliable estimate of the period of cash settlement. At December 31, 2008, we classified $24.0 million in long-term debt outstanding under our multi-currency credit facility as current as a result of our not being in compliance with our required debt covenants.

        We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2009.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        Our earnings are affected by changes in short-term interest rates as a result of our floating interest rate debt. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $0.6 million in 2008 and $0.8 million in 2007, after considering the effect of the interest rate swap agreements. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost and interest rate swap agreements.

        Our operations include manufacturing and sales activities in foreign jurisdictions. We currently manufacture our products in the United States, Switzerland, Taiwan and China using production components purchased internationally, and we sell our products in those markets as well as other worldwide markets. Our U.S. company purchases grinding machines manufactured in Switzerland by its Swiss subsidiary. Likewise, we purchase machining centers and other machines manufactured in Taiwan by our Taiwanese subsidiary and other Taiwanese manufacturers. Our subsidiaries in the U.K., Germany, the Netherlands, Switzerland and Canada sell products in local currency to customers in those countries. These subsidiaries also transact business in currencies other than their functional currency outside of their home country. Our Taiwanese subsidiary sells products to foreign purchasers in U.S. Dollars. As a result of these sales in various currencies and in various countries of the world, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. Dollar, Canadian Dollar, British Pound Sterling, Swiss Franc, Euro, New Taiwanese Dollar, Chinese Renminbi and Japanese Yen. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of our subsidiaries, we are exposed to the effect of currency exchange rate changes on our cash flows, earnings and balance sheet. To mitigate this currency risk we enter into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

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

        Intangible Assets.    We have acquired other machine tool companies or assets of companies. When doing so, we have used outside specialists to assist in determining the value of assets acquired, and have used traditional models for establishing purchase price based on EBITDA multiples and present value of future cash flows. Consequently, the value of goodwill and other purchased intangible assets on our balance sheet have been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity. During 2008, the Company recorded non-cash impairment charges of $24.4 million. See Note 3 to the Company's consolidated financial statements for additional information on these non-cash charges.

        Net Deferred Tax Assets.    As specified in Statement of Financial Accounting Standards No. 109 (SFAS 109), we annually review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. We continue to record a valuation allowance against deferred tax assets in the U.S., Canada, U.K., and Germany.

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

        We annually review the discount rate to be used for retirement plan liabilities, using a bond pricing model based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments on select discount rate. We discounted our future plan liabilities for our U.S. plan using a rate of 6.60% and 6.77% at our plan measurement date of December 31, 2008 and 2007, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.13% and 3.93% at their measurement dates of December 31, 2008 and 2007, respectively.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the historical returns of major asset classes, the expected investment mix of the plans' assets, and estimates of future long-term investment returns. We used an expected rate of return of 8.50% at our measurement dates of December 31, 2008 and 2007 for our domestic plan. We used rates of return appropriate for each country for our foreign plans which resulted in a blended expected rate of return of 5.24% and 5.05% at their measurement dates of December 31, 2008 and 2007, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of a quarter of a percentage point would increase U.S. pension expense by approximately $0.2 million and would change foreign pension plan expenses by lesser amounts.

New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities. The adoption of this statement did not have a significant impact on our financial statements in 2008. Refer to Note 11

(Fair Value of Financial Instruments) to the consolidated financial statements for additional information.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the "fair value option"). SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the adoption is optional. We have not elected the fair value measurement for any existing financial instrument other than those that are already being measured at fair value.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed, and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008 and impacts business combinations after that date. This standard will impact our future financial statements if we conduct significant acquisitions in the future.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and other related literature. We believe that the updated disclosures will not have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not believe the new statement will have a material impact on our financial statements.

        In November 2008, the FASB issued EITF Abstract 08-6 "Equity Method Investment Accounting Considerations" (EITF 08-6). EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2008. We believe that the adoption of this EITF will not have a material impact on our consolidated results of operations and financial condition.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. Disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009, and are not required for earlier periods presented for comparative purposes. Hardinge expects to comply with the disclosure requirements of FSP FAS 132(R)-1 as required.

        Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words "believes," "project," "expects," "anticipates," "estimates," "intends," "strategy," "plan," "may," "will," "would," "will be," "will continue," "will likely result," and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Accordingly, there can be no assurance that our expectations will be realized. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the Company's ability to control, and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the Company's entry into new product and geographic markets, the Company's ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors' actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition, of this Form 10-K.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HARDINGE INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS
December 31, 2008

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hardinge Inc.

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 16, 2009

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$18,430	$16,003
Accounts receivable, net	60,110	71,228
Notes receivable, net	994	1,555
Inventories, net	144,957	158,617
Deferred income tax	398	1,032
Prepaid expenses	10,964	8,573

Total current assets	235,853	257,008
Property, plant and equipment:
Land and buildings	63,957	63,890
Machinery, equipment and fixtures	109,595	108,193
Office furniture, equipment and vehicles	9,835	8,344

	183,387	180,427
Less accumulated depreciation	123,790	118,896

Net property, plant and equipment	59,597	61,531
Non-current assets:
Notes receivable, net	923	1,847
Deferred income taxes	1,406	306
Other intangible assets	10,725	11,927
Goodwill	—	22,841
Other long-term assets	1,321	6,368

	14,375	43,289

Total assets	$309,825	$361,828

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

	December 31,
	2008	2007
	(In Thousands, Except Share and Per Share Data)
Total liabilities and shareholders' equity
Current liabilities:
Accounts payable	$20,059	$27,266
Notes payable to bank	—	2,801
Accrued expenses	33,255	26,873
Accrued income taxes	2,911	2,574
Deferred income taxes	3,466	2,375
Current portion of long-term debt	24,549	5,655

Total current liabilities	84,240	67,544
Other liabilities:
Long-term debt	3,572	19,363
Accrued pension expense	44,962	8,145
Deferred income taxes	—	4,361
Accrued postretirement benefits	2,528	2,199
Accrued income taxes	2,153	1,054
Other liabilities	4,243	4,017

Total other liabilities	57,458	39,139
Shareholders' equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued—none
Common stock, $.01 par value:
Authorized shares—20,000,000; Issued shares—12,472,992 at December 31, 2008 and December 31, 2007	125	125
Additional paid-in capital	114,841	114,971
Retained earnings	92,700	128,838
Treasury shares—1,003,828 at December 31, 2008 and 993,076 shares at December 31, 2007	(13,037)	(13,023)
Accumulated other comprehensive (loss) income	(26,502)	24,234

Total shareholders' equity	168,127	255,145

Total liabilities and shareholders' equity	$309,825	$361,828

See accompanying notes to the consolidated financial statements

HARDINGE INC. and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In Thousands Except Per Share Data)
Net sales	$345,006	$356,322	$326,621
Cost of sales	252,741	248,911	226,470

Gross profit	92,265	107,411	100,151
Selling, general and administrative expense	97,796	84,520	77,054
Impairment charge	24,351	—	—

(Loss) income from operations	(29,882)	22,891	23,097
(Gain) on sale of assets	(54)	(1,372)	—
Interest expense	1,714	3,051	5,294
Interest (income)	(285)	(224)	(713)

(Loss) income before income taxes	(31,257)	21,436	18,516
Income taxes	3,048	6,510	4,566

Net (loss) income	$(34,305)	$14,926	$13,950

Per share data:
Basic (loss) earnings per share:
Weighted average number of common shares outstanding	11,309	10,442	8,770

Basic (loss) earnings per share	$(3.03)	$1.43	$1.59

Diluted (loss) earnings per share:
Weighted average number of common shares outstanding	11,309	10,562	8,809

Diluted (loss) earnings per share	$(3.03)	$1.41	$1.58

Cash dividends declared per share	$0.16	$0.20	$0.14

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Operating activities
Net (loss) income	$(34,305)	$14,926	$13,950
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash—inventory write down	7,560	—	—
Impairment charge	24,351	—	—
Depreciation and amortization	9,439	9,446	9,545
Provision for deferred income taxes	1,278	250	(43)
(Gain) on sale of asset	(54)	(1,372)	—
Unrealized intercompany foreign currency transaction loss (gain)	1,673	(1,062)	(1,229)
Changes in operating assets and liabilities:
Accounts receivable	8,503	5,560	(3,698)
Notes receivable	1,512	2,495	869
Inventories	2,909	(21,448)	(10,471)
Prepaids/other assets	(4,009)	2,537	(2,516)
Accounts payable	(6,036)	(4,857)	4,254
Accrued expenses	(3,162)	1,262	(3,362)
Accrued postretirement benefits	80	(432)	(575)

Net cash provided by operating activities	9,739	7,305	6,724
Investing activities
Capital expenditures	(4,693)	(5,582)	(3,591)
Proceeds on sale of assets	106	3,629	—
Purchase of Canadian entity net of cash acquired	—	(240)	(2,043)
Purchase of U-Sung, net of cash acquired and minority interest in Hardinge Taiwan	—	—	(5,181)
Purchase of technical information	(175)	—	(5,000)

Net cash (used in) investing activities	(4,762)	(2,193)	(15,815)
Financing activities
Borrowings under short-term notes payable to bank	49,010	84,484	105,625
Repayments to short-term notes payable to bank	(51,810)	(86,026)	(105,198)
Increase (decrease) in long-term debt	3,129	(48,724)	9,651
Net proceeds from issuance of common stock	—	55,946	—
Net (purchases) of treasury stock	(585)	(89)	(40)
Dividends paid	(1,833)	(2,164)	(1,237)

Net cash (used in) provided by financing activities	(2,089)	3,427	8,801
Effect of exchange rate changes on cash	(461)	702	500

Net increase in cash	2,427	9,241	210
Cash and cash equivalents at beginning of year	16,003	6,762	6,552

Cash and cash equivalents at end of year	$18,430	$16,003	$6,762

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp. Income (Loss)	Deferred Employee Benefits	Total Shareholders' Equity
	(Dollars in thousands)
Balance at December 31, 2005	$99	$60,387	$104,219	$(13,697)	$(11,029)	$(986)	$138,993
Comprehensive Income
Net income			13,950				13,950
Other comprehensive income (loss)
Postretirement plans					8,800		8,800
Foreign currency translation adjustment					9,764		9,764
Unrealized (loss) on cash flow hedge					(48)		(48)
Unrealized (loss) on net investment hedge					(796)		(796)

Comprehensive income							31,670

Cumulative effect of adoption of SFAS 123R		(986)				986	0
Dividends declared			(1,237)				(1,237)
Change in measurement date for U.S. Pension Plan			(494)				(494)
Cumulative effect of implementing SFAS 158 (net of tax)					(11,944)		(11,944)
Shares issued pursuant to long-term incentive plan		(45)		45			0
Shares forfeited pursuant to long-term incentive plan		167		(266)			(99)
Amortization (long-term incentive plan)		259					259
Net purchase of treasury stock		(41)		2			(39)

Balance at December 31, 2006	$99	$59,741	$116,438	$(13,916)	$(5,253)		$157,109
Comprehensive Income
Net income			14,926				14,926
Other comprehensive income (loss)
Postretirement plans					20,469		20,469
Foreign currency translation adjustment					9,229		9,229
Unrealized gain on cash flow hedge					67		67
Unrealized (loss) on net investment hedge					(278)		(278)

Comprehensive income							44,413

Dividends declared			(2,164)				(2,164)
Adoption of FIN48			(362)				(362)
Secondary Equity Offering	26	55,920					55,946
Shares issued pursuant to long-term incentive plan		(847)		847			0
Shares forfeited pursuant to long-term incentive plan		65		(105)			(40)
Amortization (long-term incentive plan)		333					333
Net purchase of treasury stock		(241)		151			(90)

Balance at December 31, 2007	$125	$114,971	$128,838	$(13,023)	$24,234		$255,145
Comprehensive Income
Net income			(34,305)				(34,305)
Other comprehensive income (loss)
Postretirement plans					(46,767)		(46,767)
Foreign currency translation adjustment					(3,050)		(3,050)
Unrealized (loss) on cash flow hedge					(654)		(654)
Unrealized (loss) on net investment hedge					(265)		(265)

Comprehensive income							(85,041)

Dividends declared			(1,833)				(1,833)
Shares issued pursuant to long-term incentive plan		(1,225)		1,225			0
Shares forfeited pursuant to long-term incentive plan		381		(622)			(241)
Amortization (long-term incentive plan)		682					682
Net purchase of treasury stock		32		(617)			(585)

Balance at December 31, 2008	$125	$114,841	$92,700	$(13,037)	$(26,502)		$168,127

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1. Significant Accounting Policies

Nature of Business

        Hardinge Inc. (the "Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. Sales are to customers in North America, Europe, and "Asia and Other." A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Recent Developments

        The global economic recession, which intensified in the fourth quarter of 2008, has impacted the industries in which we conduct business. The reduced availability of credit has impacted our customers' ability to obtain financing. As a result we have experienced order cancellations, a softening of incoming orders, and a reduction of sales primarily beginning in the fourth quarter of 2008. In conjunction with these economic trends, we recorded an impairment charge on our goodwill. We also were not in compliance with a financial covenant under our multi-currency secured credit facility as of December 31, 2008. As a result of all of these conditions, management has implemented cost reduction initiatives throughout the Company to preserve cash flow, including reducing our quarterly dividend. On March 16, 2009, we entered into a new $10.0 million term loan (See Note 15). Management believes these actions will provide the required cash flow to enable the Company to meet its financial commitments throughout 2009.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations, financial position, or changes in shareholders' equity.

Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        We identified adjustments related to intercompany profit in inventory elimination and accounts payable which have been recorded in 2007. While these adjustments related to years 2003-2006, the effect of the adjustments was not material to net income for any of the prior periods and not significant in the aggregate to net income in 2007. The impact in 2007 was a reduction to net income of approximately $0.7 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with an original maturity of three months or less at the date of purchase. The fair value of the Company's cash and cash equivalents approximates carrying amounts due to the short maturities.

Accounts Receivable

        We perform periodic credit evaluations of the financial condition of our customers. No collateral is required for sales made on open account terms. Letters of credit from major banks back the majority of sales in the Asian region. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising our customer base. We consider trade accounts receivable to be past due when in excess of 30 days past terms, and charge off uncollectible balances when all collection efforts have been exhausted.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was $1.9 million and $1.3 million at December 31, 2008 and 2007, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

Notes Receivable

        In the past, we provided long-term financing for the purchase of our equipment by qualified end-user customers in North America. In 2002, we replaced the internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. The amount of notes receivable outstanding was $1.9 million and $3.4 million at December 31, 2008, and December 31, 2007, respectively. These amounts are net of bad debt allowances of $1.8 million and $1.5 million at December 31, 2008 and 2007, respectively. In the event of a customer default and foreclosure, it is our practice to recondition and resell the equipment. It has been our experience that such equipment resales have realized most, but not all, of the remaining contract value. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments on notes.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of prepaid insurance, prepaid real estate taxes, prepaid software license agreements, prepaid income taxes and security deposits on certain inventory purchases, as well as a pension asset for one of our Swiss plans. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying asset.

Inventories

        Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

        We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for our products is less favorable than our forecasts, inventories may be required to be reduced, which would result in additional expense.

	Years Ended December 31
Reserve for Excess and Obsolete Inventory	2008	2007	2006
	(in thousands)
Balance at Beginning of Period	$13,375	$13,456	$14,391
Additions to provision	11,725	2,858	2,600
Less deductions	7,987	2,939	3,535

Balance at End of Period	$17,113	$13,375	$13,456

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

        Depreciation expense is computed on the straight-line and accelerated methods over the assets' estimated useful lives. Total depreciation expense on property, plant and equipment was $8.1 million, $8.3 million, and $8.5 million for 2008, 2007 and 2006, respectively. The depreciable lives of our fixed assets vary according to their estimated useful lives and generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment.

Goodwill and Intangibles

        We account for goodwill and intangibles in accordance with Statements of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment or will be reviewed for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life will continue to be amortized over their estimated useful lives and are also subject to review for impairment.

        Other intangible assets include the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in November 2004. We use the Bridgeport brand name on all of our machining center lines, and therefore, the asset has been determined to have an indefinite useful life.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

        During 2008, we conducted impairment testing and noted that the implied fair value of our remaining goodwill and a portion of our intangible assets were less than its carrying value, accordingly we recorded a goodwill impairment charge of $23.7 million in 2008 as well as $0.6 million impairment on other intangible assets. No instances of impairment were noted on our goodwill and other intangible assets for the years ended December 31, 2007 and 2006. Footnote 3 provides additional detail on our impairment of goodwill and a summary of intangible assets segregated into amortizable and nonamortizable amounts.

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

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., Germany, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as Switzerland, U.K., Canada, Germany, China and Taiwan federal and provincial jurisdictions. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Accordingly, these substantial judgment items impacted the effective tax rate for 2008.

        On January 1, 2007, the Company adopted FIN 48, and thus accounts for its uncertain tax positions in accordance with the provisions of FIN 48 guidance. Refer to Note 5, Income Taxes, for information related to the effect of adoption of FIN 48, and the accounting for the Company's uncertain tax positions.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

        Changes in our product warranty accrual are as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$2,469	$1,957
Provisions for warranties	3,440	3,165
Warranties settlement costs	(3,129)	(2,751)
Other—currency translation impact	92	98

Balance at end of period	$2,872	$2,469

Research and Development Costs

        The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $9.8 million, $10.6 million, and $9.8 million, in 2008, 2007, and 2006, respectively.

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

Impairment of Long Lived Assets

        In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such events or changes in circumstances are present, a comparison is made of the carrying value of the asset to the estimated undiscounted cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. Impairment testing in 2008 on long-lived assets resulted in a charge of $0.6 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        Financial Instruments are disclosed in accordance with SFAS No. 157, "Fair Value Measurements", which defines fair value and establishes a framework for measuring fair value in applying Generally Accepted Accounting Principles, and expands disclosures about fair value measurement. We used the following methods and assumptions in estimating our fair value disclosure for financial instruments:

        Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses: The carrying value of these items approximates fair value because of the relatively short maturities of these instruments.

        Notes receivable:    At December 31, 2008 and 2007, the carrying value of these notes approximated the fair value.

        Long-term debt:    The fair value of variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.

        Interest rate swap and foreign currency swap agreement: At December 31, 2007, the fair value of the swap agreement was based on quoted market prices for similar instruments.

        Related to our term loan, we entered into a cross-currency swap agreement and an interest rate swap agreement (see Note 4). The term loan and both currency and rate swaps were terminated during 2008. At December 31, 2007 the fair market value of the currency swap was a liability of $0.6 million and the market value on the interest rate swap was immaterial. The notional amount of the cross currency swap at December 31, 2007 was $1.2 million.

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

        We enter into derivative instruments, including interest rate swaps and foreign currency forwards to manage our interest rate and foreign currency risks. Our derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on balance sheet exposures of both trade and intercompany assets and liabilities.

        We enter into foreign currency forwards to hedge fluctuations in foreign currency cash flows due to certain trade and intercompany accounts receivable and accounts payable. We hedge this exposure with contracts settling in less than a year and designate these forward contracts as fair value hedges. Gains or losses resulting from the changes in the fair value of these hedging contracts are recognized in earnings.

        At December 31, 2008 and 2007, we had notional principal amounts of approximately $22.1 million and $3.8 million, respectively, in contracts to purchase or sell currency in the future from and to major commercial banks. At December 31, 2008, we recognized fair value asset amounts of approximately $.7 million. At December 31, 2007, the fair value of these contracts was not material.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

Earnings Per Share

        We calculate earnings per share in accordance with SFAS No. 128 "Earnings Per Share". Basic earnings per share are computed by using the weighted average number of shares of common stock outstanding during the year. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related primarily to restricted stock and stock options.

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations required by SFAS No. 128:

	Year Ended December 31,
	2008	2007	2006
	(in thousands except for per share amounts)
Net (loss) income	$(34,305)	$14,926	$13,950
Numerator for basic (loss) earnings per share	(34,305)	14,926	13,950
Numerator for diluted (loss) earnings per share	(34,305)	14,926	13,950
Denominator for basic earnings per share —weighted average shares	11,309	10,442	8,770
Effect of diluted securities: restricted stock and stock options	—	120	39

Denominator for diluted earnings per share —adjusted weighted average shares	11,309	10,562	8,809

Basic (loss) earnings per share	$(3.03)	$1.43	$1.59

Diluted (loss) earnings per share	$(3.03)	$1.41	$1.58

        There is no dilutive effect of the restrictive stock and stock options for the year ended December 31, 2008 since the impact would be anti-dilutive.

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

        We issued 46,000 stock options in December of 2008. The 2008 expense recognized on these new options was immaterial. All of the previously awarded stock option grants were fully vested at the date of the adoption of SFAS 123R, thus, we did not recognize any share-based compensation expense in 2008, 2007, or 2006, related to those stock options.

        For restricted stock awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards earned over the service period of the grant. During 2008, the Company awarded 83,000 shares of restricted stock with a value of $0.7 million and awarded 13,000 units (a unit is equivalent to a share) with a value of $0.05 million. In 2008, 47,150 restricted shares vested with a market value of $0.6 million and 46,367 restricted shares/units were

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

1. Significant Accounting Policies (Continued)

forfeited. Amortization expense in 2008 for restricted stock shares and units was $0.7 million, offset by $0.3 million in forfeitures of previously amortized awards. Amortization expense in 2007 for restricted stock shares and units was $0.3 million, amortization expense in 2006 was $0.3 million offset by $0.1 million in forfeitures. There were a total of 155,483 restricted shares and 24,000 units outstanding at December 31, 2008. We amortize compensation expense for restricted stock and units over the vesting period of the grant. The compensation cost not yet recognized on these shares is $1.3 million, which will be amortized over a weighted average term of 2.7 years.

        The following characteristics apply to the Plan stock options that were fully vested, as of December 31, 2008:

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

        Additional information related to the Company's Incentive Stock Plans is detailed in Note 6 of the Notes to Consolidated Financial Statements.

Comprehensive Income

        We report comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes rules for the reporting of comprehensive income and its components and requires the components to be listed in the financial statements. Comprehensive income consists of net income, postretirement plan adjustments, foreign currency translation adjustments and unrealized gains or losses on hedging, net of tax, and is presented in the Consolidated Statements of Shareholders' Equity.

2. Inventories

        Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are as follows:

	December 31,
	2008	2007
	(in thousands)
Finished products	$74,287	$85,453
Work-in-process	32,827	32,502
Raw materials and purchased components	37,843	40,662

	$144,957	$158,617

        During 2008, we conducted a comprehensive evaluation of our operations, products, and worldwide markets. As a result of this strategic review, we decided to focus on products which are in the higher

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

2. Inventories (Continued)

end of the product spectrum. As a result of this change, we have discontinued certain product lines which target less demanding manufacturing applications. Additionally, due to the actions taken to reposition our product mix, as well as a review of other expected inventory usage patterns, we recognized a non-cash charge of approximately $7.6 million in 2008 for the impairment of inventory.

3. Goodwill and Intangibles

        The Company accounts for goodwill and intangible assets in accordance with Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. The statement requires that these assets be reviewed for impairment at least annually and reviewed if an event or conditions change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The determination of fair value used in the impairment evaluation is based on a combination of the income approach, utilizing the discounted cash flow method, and the public company comparables approach, utilizing multiples of profit measures in order to estimate fair value.

        The changes in the carrying amount of goodwill are as follows:

	Year Ended December 31,
	2008	2007
	(in thousands)
Balance at beginning of period	$22,841	$19,110
Canadian purchase—goodwill	—	2,099
Write off—impairment	(23,777)	—
Currency translation adjustment	936	1,632

Balance at end of period	$—	$22,841

        Due to recurring losses at our Canadian entity, during the third quarter of 2008 we performed a discounted cash flow analysis which indicated that the goodwill and intangible assets related to our Canadian entity were impaired. Accordingly, the Company recorded a non-cash charge of $2.1 million to reflect the impairment of the goodwill.

        During the fourth quarter of 2008 we conducted our annual impairment testing. As a result of the global economic conditions and the dramatic decreases in our equity value and the equity value of our industry peers, we determined that the carrying value of reporting units with goodwill exceeded their fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the related reporting unit to all of the reporting unit's assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We determined that the implied fair value of our remaining goodwill was $0.0 which resulted in a further $21.6 million impairment charge in 2008.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

3. Goodwill and Intangibles (Continued)

Intangible Assets

        The major components of other intangible assets are as follows:

	December 31,
	2008	2007
	(in thousands)
Amortizable intangible assets:
Technical information, patents, and other items	$8,961	$9,370
Nonamortizable intangible assets:
Trade name, trademarks & copyrights	6,500	6,582

	15,461	15,952
Less accumulated amortization	(4,736)	(4,025)

Other Intangible Assets, net	$10,725	$11,927

        Other intangible assets include $6.5 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004. The Company uses this recognized brand name on all of its machining center lines, and therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment under the provisions of SFAS 142.

        At December 31, 2008 amortizable intangible assets of $4.2 million include the technical information, patents, distribution agreements, customer lists and other items. These assets are reviewed annually for impairment under the provisions of SFAS 144. Due to recurring losses at our Canadian entity, during the third quarter of 2008 we performed a cash flow analysis which indicated that the intangible assets related to our Canadian entity were impaired: accordingly, intangible assets of $0.6 million were written off.

        Our intangible asset amortization expense for the years ended December 31, 2008 and 2007 was $0.9 million and $0.9 million. The estimated amortization expense on existing intangible assets for each of the next five years is approximately $0.7 million, $0.7 million, $0.6 million, $0.6 million, and $0.5 million, respectively. The estimated useful life of the intangible assets ranges from five to ten years.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

4. Financing Arrangements

        Long-term debt consists of:

	December 31,
	2008	2007
	(in thousands)
Note payable under revolving credit facility, with an effective interest rate of 2.22% at December 31, 2008	$24,000	$—
Note payable under revolving credit agreement, with an effective interest rate of 6.07% at December 31, 2007	—	8,000
Note payable under term loan agreement, with an effective interest rate of 5.93% at December 31, 2007	—	12,300
Real estate secured loan payable under terms of loan agreement, with interest rates of 1.48% at December 31, 2008 and 2.92% at December 31, 2007	4,121	4,718

	28,121	25,018
Less: current portion	(24,549)	(5,655)

	$3,572	$19,363

        On June 13, 2008, we entered into a new five-year $100.0 million multi-currency secured credit facility ("Credit Facility"). The Credit Facility replaced a $70.0 million revolving credit and a term loan agreement which was due to mature January 2011 as well as several other credit facilities in place in our foreign subsidiaries. The Credit Facility is secured by substantially all of the Company's and its domestic subsidiaries' assets, other than real estate, and a pledge of (i) 100% of the Company's investments in its domestic subsidiaries and (ii) 66 and 2/3% of the Company's investment in Hardinge Holdings GmbH ("Hardinge Holdings"). In addition, if certain conditions are met, Hardinge Holdings may be required to pledge its investment in certain of its material foreign subsidiaries. The obligations of the Company and Hardinge Holdings are also guaranteed by all of the Company's domestic subsidiaries and, under certain conditions, by certain of the Company's material foreign subsidiaries. Interest is based on London Interbank Offered Rates plus a spread which varies depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.20% to 0.375%, based on the Company's debt to EBITDA ratio, is payable on the unused portion of the Credit Facility. We have the option, subject to certain conditions, to increase the facility by $50.0 million. At December 31, 2008, borrowings under this agreement were $24.0 million which we have classified in current portion of long-term debt outstanding as a result of our not being in compliance with our required debt covenants.

        In November 2006, we amended and restated a Revolving Credit and Term Loan Agreement with a group of U.S. banks. The amended and restated agreement provided for a revolving loan facility of $70.0 million and a term loan of $30.0 million with quarterly principal payments of $1.2 million through December 2006 and quarterly principal payments of $1.3 million from March 2007 through March 2011. These loans were secured by substantially all of our domestic assets, other than real estate, and a pledge of 65% of our investment in the Company's major subsidiaries. The amendment increased the permitted debt to EBITDA ratio for certain portions of the term of the facility, lowered the variable commitment fee and borrowing rates at certain debt to EBITDA ratios, and provided for permitted annual acquisitions up to a certain amount. Interest charged on this debt was based on LIBOR plus a

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

4. Financing Arrangements (Continued)

spread that varied depending on our debt to EBITDA ratio. A variable commitment fee of 0.15% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the revolving loan facility. At December 31, 2007, the outstanding balance on the amended revolving loan facility was $8.0 million. At December 31, 2007, the outstanding balance on the term loan was $12.3 million. This Revolving Credit and Term Loan Agreement was replaced by the Credit Facility entered into on June 13, 2008.

        Maturities of long-term debt under the long-term financing agreements in place are as follows for the years ended December 31 (in thousands):

2009	$24,549
2010	549
2011	550
2012	549
2013	549
Thereafter	1,375

        We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. There was no balance outstanding at December 31, 2008. At December 31, 2007, the outstanding balance on this line was $2.8 million. The agreement is negotiated annually and requires no commitment fee.

        In December 2008, our Kellenberger AG ("Kellenberger") subsidiary replaced their existing credit facilities and loan agreements with two new unsecured loan facilities with banks providing for borrowing of up to 11.5 million Swiss Francs, which is equivalent to approximately $10.8 million at December 31, 2008. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At December 31, 2008 there were no borrowings under these facilities.

        Kellenberger previously maintained a loan agreement with a Swiss bank providing for borrowing of up to 7.3 million Swiss Francs, which was equivalent to approximately $6.4 million at December 31, 2007. This agreement was secured by the real property owned by Kellenberger. At December 31, 2007, there were no borrowings under this facility. This loan agreement was replaced by the new unsecured loan facilities in December 2008.

        Kellenberger also previously maintained an unsecured overdraft facility with a commercial bank that permitted borrowings of up to 7.5 million Swiss Francs, which was equivalent to approximately $6.6 million at December 31, 2007. These lines provided for interest at competitive short-term interest rates and carried no commitment fees on unused funds. At December 31, 2007 there was no outstanding balance under this facility. This overdraft facility was replaced by the new unsecured loan facilities in December 2008.

        Our HTT subsidiary (which is now part of Kellenberger) previously maintained a loan agreement with a Swiss bank which provided for borrowings of up to 4.0 million Swiss Francs, which was equivalent to approximately $3.5 million at December 31, 2007. This agreement was secured by real property owned by HTT. There were no borrowings under this agreement at December 31, 2007. This loan agreement was replaced by the new unsecured loan facilities in December 2008.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

4. Financing Arrangements (Continued)

        The former HTT also previously maintained an unsecured overdraft facility with a commercial bank that permitted borrowings of up to 8.5 million Swiss Francs, which was equivalent to approximately $7.5 million at December 31, 2007. These lines provided for interest at competitive short-term interest rates and carried no commitment fees on unused funds. There were no borrowings under this overdraft line at December 31, 2007. This overdraft facility was replaced by the new unsecured loan facilities in December 2008.

        Our Hardinge Machine Tools, Ltd. subsidiary previously maintained an overdraft facility that allowed for borrowing up to 0.4 million Pounds Sterling, which was equivalent to approximately $0.7 million in 2007. The facility was closed in 2007.

        In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 153.0 million New Taiwanese Dollars which was equivalent to approximately $4.7 million. At December 31, 2008 and 2007 borrowings under this agreement were $4.1 million and $4.7 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese Dollars, which is equivalent to approximately $0.1 million.

        We maintain a $1.6 million standby letter of credit, which expires March 31, 2009, for potential liabilities pertaining to self-insured workers compensation exposure. This standby letter of credit is renewed annually. In total, we had various letters of credit totaling $9.1 million and $5.6 million at December 31, 2008 and 2007, respectively.

        Certain of these debt agreements require, among other things, that we maintain specified ratios of debt to EBITDA and EBITDA minus capital expenditures to fixed charges, as well as, minimum equity. At December 31, 2008 the Company was not in compliance with the minimum EBITDA minus capital expenditures to fixed charges required under our multi-currency secured credit facility. As further described in Note 15, Subsequent Events, we entered into a new $10 million term loan on March 16, 2009.

        Excluding amounts associated with the multi-currency secured credit facility, with which we were not in compliance as of December 31, 2008, the Company had access of up to $17.9 million at December 31, 2008. At December 31, 2008 and March 15, 2009, the Company had borrowings of $24.0 million and $8.0 million respectively, outstanding under the multi-currency secured credit facility. Total consolidated outstanding borrowings at December 31, 2008 and 2007 were $28.1 million and $27.8 million, respectively. Interest expense in 2008, 2007, and 2006 totaled $1.7 million, $3.1 million, and $5.3 million, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

5. Income Taxes

        The Company's pre-tax income for domestic and foreign sources is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Domestic	$(16,712)	$(4,081)	$(1,290)
Foreign	(14,545)	25,517	19,806

Total	$(31,257)	$21,436	$18,516

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$20,778	$9,707
State tax credit carryforwards	6,683	4,329
Postretirement benefits	1,072	733
Deferred employee benefits	1,894	1,596
Accrued pension	13,424	1,360
Inventory valuation	582	432
Other	2,016	2,819

	46,449	20,976
Less valuation allowance	(38,001)	(17,956)

Total deferred tax assets	8,448	3,020

Deferred tax liabilities:
Tax over book depreciation	(3,978)	(4,597)
Inventory valuation	(3,118)	(2,375)
Other	(3,014)	(1,446)

Total deferred tax liabilities	(10,110)	(8,418)

Net deferred tax liabilities	$(1,662)	$(5,398)

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., Germany, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        In 2008, the valuation allowance increased by $20.0 million. This was due to an increase of $7.2 million due to not recording a tax benefit on losses in the U.S., Canada, U.K., and Germany, an increase of $10.7 million due to the increase in minimum pension liabilities in the U.S. and the U.K. (and other items also recorded in Other Comprehensive Income), an increase of $2.2 million for state

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

5. Income Taxes (Continued)

tax credits, and a decrease of $.1 million due a reduction and a reversal of tax assets in accordance with FIN 48.

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

        At December 31, 2008 and 2007, we had state investment tax credits of $6.6 million and $4.3 million, respectively, expiring at various dates through the year 2016. In addition, we have U.S. and state net operating loss carryforwards of $45.7 million and $74.9 million, respectively, which expire from 2021 through 2028. We also have foreign net operating loss carryforwards of $14.0 million. The U.S. net operating loss includes approximately $1.5 million of the net operating loss carryforward for which a benefit will be recorded in Additional Paid in Capital when realized.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current:
Federal and state	$—	$92	$—
Foreign	3,463	6,337	4,486

Total current	3,463	6,429	4,486

Deferred:
Federal and state	(634)	—	—
Foreign	219	81	80

Total deferred	(415)	81	80

	$3,048	$6,510	$4,566

        There were no income tax refunds in 2008, 2007 or 2006. Income tax payments primarily related to foreign locations totaled $5.6 million, $5.9 million, and $4.6 million, in 2008, 2007, and 2006, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

5. Income Taxes (Continued)

        The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Income:

	2008	2007	2006
Federal income taxes at statutory rate	(35.0)%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	4.0	(11.8)	(9.9)
Effect of change in the enacted rate in Swiss jurisdiction	(1.0)	(0.5)	(3.7)
Increase in valuation allowance	29.7	4.5	2.6
Recognition of state tax credits	(7.1)	—	—
Change in estimated liabilities	3.3	3.0	—
Tax effect of goodwill impairment	16.0	—	—
Other	(0.1)	.2	.7

	9.8%	30.4%	24.7%

        At the end of 2008, we concluded that we no longer plan to indefinitely reinvest all of our non-U.S. subsidiaries' earnings outside the U.S., due to capital overseas in excess of current and projected future needs. As a result, we recorded a deferred tax liability of $2.0 million at the end of 2008 to reflect the net additional U.S. tax due upon the ultimate repatriation of approximately $5.8 million of the previously undistributed earnings of our non-U.S. subsidiaries. Because of our tax loss carryforwards in the U.S., we reduced the deferred tax asset related to this item, and decreased our valuation allowance by a corresponding amount.

        The remaining undistributed earnings of the foreign subsidiaries, which amounted to approximately $109.1 million at December 31, 2008, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        We had been granted a tax holiday in China. For 2008, our tax rate for our Chinese subsidiary was 9.0%, which is 50% of the normal 18% tax rate for the jurisdiction in which we operate. As a result of new legislation effective for 2007, our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012.

        On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes: An interpretation of FASB Statement No. 109" ("FIN 48"). As a result of the adoption of FIN 48 and recognition of the cumulative effect of adoption of a new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings. This adjustment reflects the net difference between related balance sheet accounts before applying FIN 48, and then as measured pursuant to the provisions of FIN 48. In addition, we derecognized $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided. The valuation allowance was also reduced by $1.46 million as part of the adoption of FIN 48. Additionally, the adoption of FIN 48 resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in our Consolidated Balance Sheet.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

5. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2008	$1,086
Additions for tax positions related to the current year	677
Additions for tax positions of prior years	748
Reductions for tax positions of prior years	(132)
Reductions due to lapse of applicable statute of limitations	(155)
Settlements	(32)

Balance at December 31, 2008	2,192

        If recognized, essentially all of the uncertain tax benefits and related interest at December 31, 2008 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

        We record interest and penalties on tax reserves as income tax expense in the financial statements. For the year ended December 31, 2008 interest expense of $.06 million was recorded and penalties of $.05 million were reduced, and there was $.3 million of accrued interest and $.2 million of accrued penalties related to uncertain tax positions included in the liability for uncertain tax positions at December 31, 2008.

        For the year ended December 31, 2008, we recognized $.1 million of deferred tax assets that had previously been reversed, due to the lapse of applicable statutes of limitations. We determined that the deferred tax assets should be subject to a full valuation allowance, and the valuation allowance was also increased by $.1 million.

        The tax years 2005 to 2008 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, U.K., Taiwan, Germany, Canada, and China), the tax years between 2003 to 2008 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

6. Incentive Stock Plans (Continued)

        The Company recognizes share-based compensation expense in relation to restricted stock awards. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Year Ended December 31,
	2008	2007	2006
Shares at beginning of period	177,000	143,000	193,750
Shares granted	83,000	56,000	3,000
Units granted	13,000	14,500	—
Shares vested	(47,150)	(29,000)	(29,815)
Shares cancelled, forfeited or exercised	(46,367)	(7,500)	(23,935)

Shares and units at end of period	179,483	177,000	143,000

Intrinsic value of shares vested (in millions)	$0.1	$0.5	$0.5

        A total of 179,483 and 177,000 restricted shares/units of common stock were outstanding under the plans at December 31, 2008 and December 31, 2007, respectively. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

        Deferred compensation associated with these restricted stock awards is measured by the market value of the stock on the date of grant and totaled $0.7 million, $1.6 million, and $0.1 million, related to awards in 2008, 2007, and 2006, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to eight years. The unamortized deferred compensation at December 31, 2008, 2007 and 2006 totaled $1.3 million, $1.8 million and $0.6 million, respectively, and is included in additional paid in capital as a reduction of shareholders' equity.

        A summary of the stock option activity under the Incentive Stock Plans is as follows:

	Year Ended December 31,
	2008	2007	2006
Options at beginning of period	36,490	136,119	184,288
Options granted	46,000	—	—
Weighted average grant price per share	$3.84	—	—
Market value per share at date of grant	$3.84	—	—
Options canceled or forfeited	(2,250)	(29,250)	(41,917)
Weighted average price per share	$25.11	$17.19	$17.27
Options exercised	(1,500)	(70,379)	(6,252)
Weighted average price per share	$7.81	$11.04	$9.00

Options at end of period	78,740	36,490	136,119

        During 2008 and 2007, the Company received cash of $0.01 million and $0.8 million, respectively for 1,500 and 70,379 options that were exercised. The aggregate intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was $0.01 million and $1.5 million, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

6. Incentive Stock Plans (Continued)

        The following table summarizes information about the stock options outstanding as of December 31, 2008:

Range of exercise prices	Number Outstanding and exercisable at 12/31/08	Number Outstanding and non-exercisable at 12/31/08	Weighted average remaining life in years	Weighted average exercise price
$3.84		46,000	9.92	$3.84
$6.71 to $7.81	10,490	—	5.09	$7.57
$10.50 to $12.65	14,000	—	4.40	$12.02
$13.51 to $17.44	8,250	—	4.88	$14.93

Total	32,740	46,000	7.77	$6.95

        The aggregate intrinsic value of exercisable options as of December 31, 2008 was $0.

7. Industry Segment and Foreign Operations

        We operate in one business segment—industrial machine tools.

        Domestic and foreign operations consist of:

	Year ended December 31,
	2008			2007			2006
	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other
	(in thousands)
Sales
Domestic	$114,207	$150,672	$62,193	$120,755	$158,349	$52,413	$124,403	$124,507	$38,598
Export	17,773	37,094	30,411	25,931	39,269	41,908	25,959	43,413	33,846

	131,980	187,766	92,604	146,686	197,618	94,321	150,362	167,920	72,444
Less interarea eliminations	18,336	20,810	28,198	23,641	17,967	40,695	17,521	13,261	33,323

Total Net Sales	$113,644	$166,956	$64,406	$123,045	$179,651	$53,626	$132,841	$154,659	$39,121

Identifiable Assets	$112,755	$142,826	$54,244	$135,595	$172,564	$53,669	$135,295	$154,402	$40,963

        Sales attributable to European Operations and Asian Operations are based on those sales generated by subsidiaries located in Europe and Asia.

        Interarea sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales.

        No single customer accounted for more than 5% of consolidated sales in 2008 and 2007.

        Machine sales accounted for 74.4% and 74.8% of 2008 and 2007 net sales, respectively. Sales on non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

7. Industry Segment and Foreign Operations (Continued)

Revenues from external customers by country:

	Year Ended December 31,
	2008	% of Total	2007	% of Total	2006	% of Total
	(in thousands)
U.S. Sales	$99,193	28.8%	$113,423	31.8%	$109,288	33.4%
Germany	51,850	15.0%	45,295	12.7%	32,631	10.0%
China	51,503	14.9%	43,455	12.3%	45,581	14.0%
England	26,595	7.7%	35,312	9.9%	25,037	7.7%
Other Foreign	115,865	33.6%	118,837	33.3%	114,084	34.9%

Total Foreign	245,813	71.2%	242,899	68.2%	217,333	66.6%

Total Sales	$345,006	100.0%	$356,322	100.0%	$326,621	100.0%

Total Property, Plant and Equipment by country:

	Year Ended December 31,
	2008	% of Total	2007	% of Total	2006	% of Total
	(in thousands)
U.S.	$19,748	33.1%	$21,569	35.0%	$23,763	37.1%
Switzerland	30,077	50.5%	29,306	47.6%	27,202	42.5%
Taiwan	7,638	12.8%	7,791	12.7%	7,937	12.4%
Other Foreign	2,134	3.6%	2,865	4.7%	5,150	8.0%

Total Foreign	39,849		39,962		40,289

Total PP&E	$59,597	100.0%	$61,531	100.0%	$64,052	100.0%

8. Shareholders' Equity

Stock Offering

        On April 25, 2007, the Company completed its public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On December 31, 2008 and 2007, we had 11,469,164 and 11,479,916 shares of common stock outstanding, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

8. Shareholders' Equity (Continued)

Treasury Shares

        The number of shares of common stock in treasury was as follows:

	Year Ended December 31,
	2008	2007	2006
Shares—beginning of year	993,076	1,083,117	1,063,287
Shares distributed/exercised	(94,252)	(135,031)	(16,767)
Shares purchased	62,137	37,490	12,662
Shares forfeited	42,867	7,500	23,935

Shares—end of year	1,003,828	993,076	1,083,117

Share Repurchase Program

At the February 19, 2008 Board of Directors meeting, the Board approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. As of December 31, 2008, we have repurchased 45,500 shares of our common stock at an average price of $12.72.

9. Employee Benefits

Pension and Postretirement Plans

        We account for defined benefit pension and other postretirement benefits in accordance with Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158). We adopted all provisions of SFAS 158 as of December 31, 2006, which resulted in an increase of $11.9 million to accumulated other comprehensive loss, net of taxes.

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

        Domestic employees hired after March 1, 2004 have retirement benefits under our 401k defined contribution plan. After one year of service, Hardinge will contribute 4% of the employee's pay and will further match, at a rate of 25%, the employee's contributions up to 4% of their salary. Those employees, as well as domestic employees hired prior to March 1, 2004, are eligible to contribute additional funds to the plan for which there is no required Company match. We made contributions of $0.3 million and $0.2 million in 2008 and 2007, respectively.

        Hardinge provides a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement on or after reaching age 55 are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of management. We also provide a non-contributory life insurance plan to retirees who meet the same eligibility criteria as required for retiree health insurance. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

9. Employee Benefits (Continued)

        Increases in the cost of the retiree health plan are paid by the participants with the exception of premium costs for eligible employees who retired under a voluntary early retirement program. We pay the premium in excess of a scheduled amount for these retirees until they reach Medicare eligibility or for a period not to exceed five years at which point the retirees assume responsibility for any premium increases.

        The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 6.50% and 6.56% at December 31, 2008 and 2007, respectively. The change in the discount rate decreased the accumulated postretirement benefit obligation as of December 31, 2008 by less than $0.1 million.

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below. The prior year schedules have been restated to include a domestic executive supplemental pension plan.

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	(in thousands)			(in thousands)
Service cost	$3,468	$4,271	$3,695	$26	$31	$33
Interest cost	8,948	8,306	7,756	150	144	155
Expected return on plan assets	(11,042)	(9,904)	(9,228)	—	—	—
Amortization of prior service cost	(105)	(44)	(41)	(505)	(505)	(505)
Amortization of transition asset	(355)	(372)	(365)	—	—	—
Special termination benefits	582	—	—	725	—	—
Settlement/Curtailment	296	130	—	—	—	—
Amortization of loss	91	1,028	1,009	—	7	42

Net periodic benefit cost	$1,883	$3,415	$2,826	$396	$(323)	$(275)

        The net periodic benefit cost for the foreign pension plans included in the amounts above was $0.3 million, $0.8 million, and $0.5 million, for the years ended December 31, 2008, 2007, and 2006, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

9. Employee Benefits (Continued)

        A summary of the Pension and Postretirement Plans' funded status and amounts recognized in our consolidated balance sheets is as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$170,236	$179,390	$2,369	$2,595
Service cost	3,468	4,271	26	31
Interest cost	8,948	8,306	150	144
Plan participants' contributions	1,889	1,870	653	624
Actuarial (gain) loss	8,046	(18,929)	(256)	(292)
Foreign currency impact	(67)	5,650	—	—
Special termination benefits/curtailment	(1,367)	—	726	—
Benefits and administrative expenses paid	(8,740)	(10,322)	(770)	(733)

Benefit obligation at end of period	182,413	170,236	2,898	2,369

Change in plan assets:
Fair value of plan assets at beginning of period	165,537	151,341	—	—
Actual return on plan assets	(34,700)	13,228	—	—
Employer contribution	9,825	4,271	117	109
Plan participants' contributions	1,889	1,870	653	624
Foreign currency impact	1,462	5,149	—	—
Benefits and administrative expenses paid	(8,740)	(10,322)	(770)	(733)

Fair value of plan assets at end period	135,273	165,537	—	—

Reconciliation of funded status:
Funded status	(47,140)	(4,699)	(2,898)	(2,369)
Unrecognized net actuarial loss	32,047	8,028	—	—
Unrecognized transition (asset)	(1,888)	(1,927)	—	—
Unrecognized prior service cost	(693)	(730)	—	—

Net amount recognized	$(17,674)	$672	$(2,898)	$(2,369)

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2008	2007	2008	2007
	(in thousands)		(in thousands)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$436	$5,498	$—	$—
Accrued benefit liability	(47,576)	(10,197)	(2,898)	(2,369)
Accumulated other comprehensive (income) loss	29,466	5,371	(2,540)	(2,789)

Net amount recognized	$(17,674)	$672	$(5,438)	$(5,158)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

9. Employee Benefits (Continued)

        The projected benefit obligation for the foreign pension plans included in the amounts above was $89.0 million and $80.0 million at December 31, 2008 and 2007, respectively. The plan assets for the foreign pension plans included above was $71.1 million and $82.3 million at December 31, 2008 and 2007, respectively.

        Prepaid benefit cost is included in other assets on the balance sheet.

        The accumulated benefit obligation is $169.5 million and $157.2 million at December 31, 2008 and 2007, respectively.

        The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (all plans except Kellenberger Stiftung in 2008 and all plans except Kellenberger Stiftung, Kellenberger Pensionskasse and Personalstiftung HTT in 2007):

	Pension Benefits December 31,
	2008	2007
	(in thousands)
Projected benefit obligations	$177,249	$105,640
Plan assets	129,673	94,651

Excess of projected benefit obligations over plan assets	$47,576	$10,989

        The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (all plans except Hardinge Taiwan and Kellenberger Stiftung in 2008 and all plans except Hardinge U.S., Hardinge Taiwan, Kellenberger Stiftung, Kellenberger Pensionskasse, and Personalstiftung HTT for 2007):

	Pension Benefits December 31,
	2008	2007
	(in thousands)
Accumulated benefit obligations	$168,891	$14,118
Plan assets	134,613	10,818

Excess of accumulated benefit obligations over plan assets	$34,278	$3,300

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

9. Employee Benefits (Continued)

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
For the domestic pension plan:
Assumptions at January 1
Discount rate	6.77%	6.02%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.50%	3.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions at January 1,
Discount rate	3.75%	3.19%	6.56%	5.75%
Expected return on plan assets	5.24%	5.05%	N/A	N/A
Rate of compensation increase	2.72%	2.79%	N/A	N/A

        Actuarial assumptions used to determine pension obligations and other postretirement obligations include:

	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
For the domestic pension plan:
Assumptions as of December 31,
Discount rate	6.60%	6.77%
Rate of compensation increase	3.50%	3.50%
For the foreign pension plans and the domestic post-retirement benefit plans:
Weighted average assumptions as of December 31,
Discount rate	3.13%	3.93%	6.50%	6.56%
Rate of compensation increase	2.65%	2.86%	N/A	N/A

        We used a bond pricing model based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments to select a discount rate.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

9. Employee Benefits (Continued)

  Plan Assets

        Our pension plan weighted-average asset allocations at December 31, 2008 and December 31, 2007 by asset category are as follows:

	Domestic Plan Assets		Foreign Plan Assets
	December 31,		December 31,
	2008	2007	2008	2007
Asset Category
Equity securities	49%	63%	34%	44%
Debt securities	48%	32%	48%	44%
Cash and equivalents	3%	5%	1%	1%
Other	0%	0%	17%	11%

	100%	100%	100%	100%

        Domestic pension plan assets did not include any shares of Hardinge Inc. common stock at December 31, 2008 or December 31, 2007. Dividends paid on company stock were less than $0.1 million for the year ended December 31, 2007.

Investment Policies and Strategies

        For the United States defined benefit plan, the plan targets an asset allocation of 40-70% equity securities, 21-51% debt securities, and 0-8% other. The plan's expected long-term rate of return is primarily based on historical returns of similarly diversified passive portfolios and expected results from active investment management.

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

        All of our pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of management, investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines and applicable governmental regulations regarding permissible investments and risk control practices.

        Our funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of our defined benefit plans, the U.S. plan covering the parent company is the largest. The contributions to the U.S. defined benefit plan for the year ended December 31, 2008 totaled $6.3 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

9. Employee Benefits (Continued)

Cash flows

Contributions

        The expected contributions to be paid during the year ending December 31, 2009 to the domestic defined benefit plan are approximately $3.4 million. We also provide defined benefit pension plans or defined contribution pension plans for our foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2009 to the foreign defined benefit plans are $2.5 million. For each of our foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2009	$7,808	$369
2010	8,617	368
2011	9,275	374
2012	8,873	329
2013	10,225	288
Years 2014-2018	58,092	971

Retirement Savings Plan

        We maintain a 401(k) plan that covers all eligible domestic employees subject to minimum employment period requirements. In addition to the contribution provisions described previously for employees hired after March 1, 2004, provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. We did not make a voluntary or discretionary matching contribution in 2008, 2007, or 2006. Management has the ability to reinstate a matching contribution at any future date. We may also make a discretionary contribution to the plan to be distributed among all participants.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

9. Employee Benefits (Continued)

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

10. Accumulated Other Comprehensive Income (Loss)

        The components of other comprehensive income, net of tax, for the year ended December 31, 2008 and 2007 are as follows:

	For the Year Ended December 31,
	2008	2007
	(in thousands)
Other Comprehensive (Loss) Income:
Retirement related plans adjustments (net of tax of $4,710 in 2008 and ($1,360) in 2007)	$(46,767)	$20,469
Foreign currency translation adjustments	(3,050)	9,229
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $634 in 2008 and $0 2007)	(654)	67
Net investment hedges (net of tax of $0 in 2008 and 2007)	(265)	(278)

Other Comprehensive (Loss) Income	$(50,736)	$29,487

        Balances of the components of other comprehensive (loss) income, net of tax, in the Consolidated Balance Sheets are as follows:

	Accumulated balances at December 31,
	2008	2007
	(in thousands)
Accumulated Other Comprehensive (Loss) Income:
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $8,571 in 2008 and $3,861 in 2007)	$(44,433)	$2,334
Foreign currency translation adjustments	21,839	24,889
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $634 in 2007)	—	654
Net investment hedges (net of tax of $715 in 2008 and 2007)	(3,908)	(3,643)

Accumulated Other Comprehensive (Loss) Income	$(26,502)	$24,234

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

11. Fair Value of Financial Instruments

        The following methods and assumptions were used in estimating our fair value disclosure for financial instruments:

        Cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses: The carrying value of these items approximates fair value because of the relatively short maturities of these instruments.

        Notes receivable: At December 31, 2008 and 2007, the carrying value of these notes approximated the fair value.

        Long-term debt: The fair value of variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.

        In conjunction with a term loan agreement, we entered into a cross-currency swap agreement and an interest rate swap agreement. The term loan, cross-currency swap and rate swap was terminated during 2008. At December 31, 2007 the fair market value of the cross-currency swap was a liability of $0.6 million and the market value of the interest rate swap was immaterial. The notional amount of the cross currency swap at December 31, 2007 was $1.2 million.

        We adopted SFAS 157 in 2008 for all financial assets and liabilities. The adoption of SFAS 157 was not material to our financial statements or results of operations. SFAS 157 defines fair value, establishes a framework for measuring fair value in applying generally accepted accounting principles, and expands disclosures about fair value measurements. It establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the company to develop its own assumptions.

        When valuing our derivative portfolio, we use readily observable market data in conjunction with commonly used valuation models. Derivative assets of $0.7 million were recorded on the balance sheet at December 31, 2008 and are classified as Level 2 for fair value measurements using significant other observable inputs.

        Certain non-financial assets and liabilities are measured at fair value on a non-recurring basis and are not currently required to be presented on an annual basis. The FASB deferred implementation of SFAS 157 for these items until 2009.

        In February 2007, the FASB issued FAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." FAS No. 159 allows companies to choose to measure many financial assets at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, all subsequent changes in fair value for that instrument are reported in earnings. The standard is effective for fiscal years beginning after November 15, 2007, and adoption is optional. We have not elected the fair value measurement for any existing financial instruments other than those that are already being measured at fair value.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

12. Commitments and Contingencies

        The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on our financial position or results of operations.

        On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers. This complaint alleges that during the period from February 22, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. The complaint seeks unspecified compensatory damages in favor of the class, together with interest, attorneys fees, and other expenses. The Company has not yet responded to the complaint. While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

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

        A substantial portion of the Pond is located on our property. We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the "PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be between $0.7 million and $0.8 million. We estimated our portion of the study to be $0.1 million for which we established a reserve. As of December 31, 2008 we have incurred expenses of $0.08 million, thus the remaining reserve balance at year end was $0.02 million. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

12. Commitments and Contingencies (Continued)

Work Plan which now includes the PRPs' responses to EPA's comments on their December 6th submission.

        The PRPs commenced field work in the spring of 2008 and completed the field investigations that June. In the fall of 2008, the PRPs forwarded the results of the investigation to the EPA and the New York State Department of Environmental Conservation. The PRPs are currently working with the EPA to respond to and resolve EPA's comments on these results.

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

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain data processing equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.5 million, $2.0 million, and $2.2 million, during the years ended December 31, 2008, 2007, and 2006, respectively.

        Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

2009	$1,357
2010	815
2011	536
2012	246
2013	212
Thereafter	230

Total	$3,396

        The Company has entered into written employment contracts with its executive officers. The currently effective term of the employment agreements is two years and the agreements contain an automatic, successive one-year extension unless either party provides the other with 60 days prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

12. Commitments and Contingencies (Continued)

of specified termination of employment, the amount of which is increased upon certain termination events following a change in control.

        On May 22, 2008 the Company President and CEO separated from Hardinge Inc. In conjunction with his departure, the Company recognized $1.6 million in severance related expenses during the second quarter of 2008 of which $1.3 million liability still exists. Additionally, in December 2008, we recorded $0.3 million in severance related expenses associated with organizational changes in Europe.

        In 2008, the Company offered a Voluntary Employee Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94 or more as of November 1, 2008. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, which ever occurs first. We recorded a charge for the VERP of approximately $1.0 million during 2008. At December 31, 2008, the liability associated with this VERP was $1.0 million.

13. Related Party Transactions

        In the normal course of business, we retain a law firm of which a Company director and his spouse were partners, before retiring in 2007. We retain the firm for various legal matters involving corporate, employee benefit, collections, and environmental law. We paid the law firm $0.1 million, $0.1 million, and $0.3 million during the years ended December 31, 2008, 2007, and 2006, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

14. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2008 and 2007 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2008
Net sales	$85,599	$96,565	$86,614	$76,228
Gross profit	25,128	30,310	18,078	18,749
(Loss) income from operations	(397)	2,392	(7,274)	(24,603)
Net (loss) income	(730)	448	(8,338)	(25,685)
Basic (loss) earnings per share:
Weighted average shares outstanding	11,323	11,300	11,304	11,307
(Loss) earnings per share	$(0.06)	$0.04	$(0.74)	$(2.27)
Diluted (loss) earnings per share:
Weighted average shares outstanding	11,323	11,370	11,304	11,307
(Loss) earnings per share	$(0.06)	$0.04	$(0.74)	$(2.27)

        In 2008, we recorded third quarter adjustments that reduced pre-tax income by $9.0 million and net income by $8.9 million. We also recorded fourth quarter impairment charges that reduced pre-tax income and net income by $21.6 million.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

15. Subsequent Events

        In February 2009, the Company announced a Voluntary Employee Retirement Program (VERP). The VERP is designed to cover post-retirement health care costs for 60 months or until Medicare coverage begins, which ever occurs first. The VERP will also provide 10 weeks of severance pay. This program is available to employees whose sum total of current age and length of service equal 94 or more as of April 1, 2009. The Company will record a charge for the VERP of approximately $0.9 million during the first quarter.

        On March 16, 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan. This term loan replaced the multi-currency secured credit facility which as of March 15, 2009 had an outstanding balance of $8.0 million. The term loan is secured by substantially all of the Company's U.S. assets, a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 66 and 2/3% of the Company's investment in Hardinge Holdings GmbH. Interest is based on one-month London Interbank Offered Rates ("LIBOR") plus 5.0%. The interest rate will increase by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times.

        On March 16, 2009, we entered into a commitment with a bank for a three-year revolving line of credit ("Line of Credit") for up to $25.0 million to be secured by substantially all of the Company's U.S. assets and a pledge of 66 and 2/3% of the Company's investment in Hardinge Holdings GmbH. We anticipate that we will close the Line of Credit on or before April 30, 2009. The Line of Credit will replace the term loan entered into on March 16, 2009.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

16. New Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in applying Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted SFAS 157 effective January 1, 2008 for all financial assets and liabilities. The adoption of this statement did not have a significant impact on our financial statements in 2008. Refer to Note 11 (Fair Value of Financial Instruments) to the consolidated financial statements for additional information.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115 (SFAS 159). This Statement allows all entities a one-time election to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value (the "fair value option"). SFAS 159 is effective for fiscal years beginning after November 15, 2007, and the adoption is optional. We have not elected the fair value measurement for any existing financial instrument other than those that are already being measured at fair value.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (revised—2007) (SFAS 141(R)). SFAS 141(R) is a revision to previously existing guidance on accounting for business combinations. The statement retains the fundamental concept of the purchase method of accounting, and introduces new requirements for the recognition and measurement of assets acquired, liabilities assumed, and noncontrolling interests. The statement is effective for fiscal years beginning after December 15, 2008 and impacts business combinations after that date. This standard will impact our future financial statements if we conduct significant acquisitions in the future.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This Statement is effective for financial statements issued for periods beginning after November 15, 2008, with early application encouraged. This statement amends and expands the disclosure requirements in SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and other related literature. We believe that the updated disclosures will not have a material impact on our consolidated financial statements.

        In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets." This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. Early adoption is prohibited. We do not believe the new statement will have a material impact on our financial statements.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

16. New Accounting Standards (Continued)

        In November 2008, the FASB issued EITF Abstract 08-6 "Equity Method Investment Accounting Considerations" (EITF 08-6). EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2008. We believe that the adoption of this EITF will not have a material impact on our consolidated results of operations and financial condition.

        In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. Disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009, and are not required for earlier periods presented for comparative purposes. Hardinge expects to comply with the disclosure requirements of FSP FAS 132(R)-1 as required.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.—CONTROLS AND PROCEDURES

(a)
Management's Evaluation of Disclosure Controls and Procedures

        Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2008. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934(the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures include components of the Company's internal control over financial reporting.

        In Item 9A of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, management reported that a material weakness related to the Company's financial statement close process existed in the Company's internal control over financial reporting as of December 31, 2007. This material weakness in internal control over financial reporting also impacted the effectiveness of the Company's disclosure controls and procedures, resulting in management's conclusion that the Company's disclosure controls and procedures were not effective as of December 31, 2007.

        During fiscal 2008, the following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to the financial statement close process:

  •
  The Company implemented controls over the reporting process from each of its subsidiaries ensuring complete and accurate reporting of intercompany inventory and the related profit on those items. In addition, the Company strengthened controls over the review of the consolidation and related journal entries. Evidence of this review is documented.

  •
  The Company implemented new controls over the preparation and review of inventory and accrued liability reconciliations and related analyses. Evidence of this review is documented.

        As a result of these control improvements and other measures the Company has taken to date, management believes the control deficiencies identified over the financial statement close process including the elimination of profits in inventory from intercompany transactions, analysis and review of certain accrued liabilities and the review of inventory reconciliations and supporting calculations, that, when combined, constituted a material weakness in internal control over the financial statement close process in 2007, have been remediated as of December 31, 2008.

        Based upon, and as of the date of, this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective for the purpose of ensuring that material information required to be in this annual report was made known to them by others on a timely basis.

Management's Report on Internal Control over Financial Reporting

        The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of December 31, 2008.

        Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control

        Other than the control improvements discussed above, there have been no changes in the company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

/s/ RICHARD L. SIMONS Richard L. Simons President and Chief Executive Officer
/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer

(b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Hardinge Inc. and Subsidiaries

        We have audited Hardinge Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Hardinge Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008 of Hardinge Inc. and Subsidiaries and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 16, 2009

 PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2009. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	53	2008

Chief Executive Officer and President since May 2008; Senior Vice President and Chief Operating Officer March 2008-May 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005-February 2008; Executive Vice President of Hardinge Inc., April 2000-July 2005. Various other Company positions, 1983-2000.

Edward J. Gaio	55	2008

Vice President and Chief Financial Officer since March 2008; Controller and Chief Accounting Officer, September 2006-February 2008; Vice President, Finance of Agilysys, Inc., 2005-July 2006; Vice President and Controller of Agilysys, Inc., 1999-2005.

Douglas C. Tifft	54	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998-1999; Vice President—Employee Relations since 1988. Various other Company positions 1978-1988.

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

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2009.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2009.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2009.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2009.

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
	(2)
		Financial Statement Schedules: The financial statement schedules of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:
		Schedule II—Valuation and Qualifying Accounts
	(3)	Exhibits: Exhibits filed as part of this Report: See (c) below.
(b)	Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item		Description
3.1	—	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
3.2	—	By-Laws of Hardinge Inc. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
3.3	—	Amendment to the By-Laws of Hardinge Inc. dated December 9, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
4.1	—	Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
10.1	—	$8,000,000 Master Note between Hardinge Inc. and Chemung Canal Trust Company.
10.2	—	Credit Agreement dated as of June 13, 2008 among Hardinge Inc., Hardinge Holdings GmbH, the Lenders from time to time party hereto, Bank of America, N.A., as Syndication Agent and HSBC Bank USA, National Association and KeyBank National Association as Co-Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.3	—	Amendment Number One dated September 30, 2008 to the Credit Agreement dated as of June 13, 2008 among Hardinge Inc., Hardinge Holdings GmbH, the Lenders from time to time party hereto, Bank of America, N.A., as Syndication Agent and HSBC Bank USA, National Association and KeyBank National Association as Co-Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.
10.4	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.5	—	The 2002 Hardinge Inc. Incentive Stock Plan.
*10.6	—	The 1996 Hardinge Inc. Incentive Stock Plan.
*10.7	—	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2008.

Item		Description
*10.8	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.9	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.10	—	Employment Agreement with Richard L. Simons effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.
*10.11	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Richard L. Simons dated March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.12	—	Employment Agreement with Edward J. Gaio effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.
*10.13	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Edward J. Gaio dated March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.14	—	Separation and Consulting Agreement with J. Patrick Ervin dated May 22, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.
*10.15	—	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.
*10.16	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
14	—	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
(dollars in thousands)	Balance at Beg. of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
Year ended December 31, 2008:
Allowance for Bad Debts	$2,865	$1,358	$(28)	1	$518	2	$3,677
Valuation allowance for Deferred Taxes	17,956	7,274	12,897		126	3	38,001

Total	$20,821	$8,632	$12,869		$644		$41,678

Year ended December 31, 2007:
Allowance for Bad Debts	$2,531	$1,651	$137	1	$1454	2	$2,865
Valuation allowance for Deferred Taxes	26.239	957	(9,556)		(316)	3	17,956

Total	$28,770	$2,608	$(9,419)		$1,138		$20,821

Year ended December 31, 2006:
Allowance for Bad Debts	$4,990	$770	$34	1	$3,263	2	$2,531
Valuation allowance for Deferred Taxes	21,608	6,751	(2,212)		(92)	3	26,239

Total	$26,598	$7,521	$(2,178)		$3,171		$28,770

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

HARDINGE INC. (Registrant)
March 16, 2009	/s/ RICHARD L. SIMONS Richard L. Simons President and Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2009	/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer (Principal Financial Officer)
March 16, 2009	/s/ KYLE H. SEYMOUR Kyle H. Seymour Chairman of the Board of Directors
March 16, 2009	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 16, 2009	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 16, 2009	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 16, 2009	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 16, 2009	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director

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
PART II
  ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6.—SELECTED FINANCIAL DATA
  ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A.—CONTROLS AND PROCEDURES
PART III
  ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11.—EXECUTIVE COMPENSATION
  ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS
  ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  ITEM 15(a) Schedule II—Valuation and Qualifying Accounts