Form 10-Q
period 2009-03-31
HARDINGE INC
filed 2009-05-08
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 in the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).  Yes  ☐  No ☒

As of March 31, 2009 there were 11,532,252 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$10,683	$18,430
Accounts receivable, net	38,506	60,110
Notes receivable, net	1,333	994
Inventories, net	139,757	144,957
Deferred income tax	384	398
Prepaid expenses	8,627	10,964
Total current assets	199,290	235,853

Property, plant and equipment:
Property, plant and equipment	177,412	183,387
Less accumulated depreciation	120,978	123,790
Net property, plant and equipment	56,434	59,597

Non-current assets:
Notes receivable, net	795	923
Deferred income taxes	1,440	1,406
Intangible assets	10,510	10,725
Other long-term assets	886	1,321
	13,631	14,375

Total assets	$269,355	$309,825

See accompanying notes.

	March 31,	December 31,
	2009	2008
	(Unaudited)
Liabilities and shareholders’ equity

Current liabilities:
Accounts payable	$15,509	$20,059
Notes payable to bank	8,353	—
Accrued expenses	25,453	33,255
Accrued income taxes	2,985	2,911
Deferred income taxes	3,253	3,466
Current portion of long-term debt	530	24,549
Total current liabilities	56,083	84,240

Other liabilities:
Long-term debt	3,315	3,572
Accrued pension expense	43,616	44,962
Deferred income taxes	34	—
Accrued postretirement benefits	2,813	2,528
Accrued income taxes	2,208	2,153
Other liabilities	4,464	4,243
Total other liabilities	56,450	57,458

Shareholders’ equity:
Preferred stock, Series A, par value $.01 per share; Authorized 2,000,000; issued - none
Common stock, $.01 par value:
Authorized shares - 20,000,000; Issued shares — 12,472,992 at March 31, 2009 and December 31, 2008	125	125
Additional paid-in capital	114,174	114,841
Retained earnings	87,209	92,700
Treasury shares — 940,740 at March 31, 2009 and 1,003,828 shares at December 31, 2008	(12,097)	(13,037)
Accumulated other comprehensive (loss)	(32,589)	(26,502)
Total shareholders’ equity	156,822	168,127

Total liabilities and shareholders’ equity	$269,355	$309,825

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net sales	$52,114	$85,599
Cost of sales	38,063	60,471
Gross profit	14,051	25,128

Selling, general and administrative expenses	18,150	23,501
Other (income) expense	(189)	2,024
(Loss) from operations	(3,910)	(397)

Interest expense	1,232	451
Interest (income)	(46)	(40)
(Loss) before income taxes	(5,096)	(808)

Income taxes	280	(78)
Net (loss)	$(5,376)	$(730)

Per share data:

Basic (loss) per share:	$(0.47)	$(0.06)
Weighted average number of common shares outstanding (in thousands)	11,368	11,323

Diluted (loss) per share:	$(0.47)	$(0.06)
Weighted average number of common shares outstanding (in thousands)	11,368	11,323

Cash dividends declared per share	$0.01	$0.05

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Operating activities
Net (loss)	$(5,376)	$(730)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,209	2,611
Provision for deferred income taxes	(282)	663
Debt issuance amortization	1,045
Unrealized intercompany foreign currency transaction (gain) loss	(386)	1,919
Changes in operating assets and liabilities:
Accounts receivable	19,716	3,419
Notes receivable	(240)	977
Inventories	994	(6,749)
Prepaids/other assets	1,909	(1,678)
Accounts payable	(3,906)	2,345
Accrued expenses	(5,998)	(4,741)
Accrued postretirement benefits	285	(112)
Net cash provided by (used in) operating activities	9,970	(2,076)

Investing activities
Capital expenditures	(906)	(1,236)
Net cash (used in) investing activities	(906)	(1,236)

Financing activities
Increase (decrease) in short-term notes payable to bank	8,353	(2,322)
(Decrease) increase in long-term debt	(24,132)	3,575
Net sale (purchases) of treasury stock	168	(498)
Dividends paid	(115)	(576)
Debt issuance fees paid	(628)	—
Net cash (used in) provided by financing activities	(16,354)	179

Effect of exchange rate changes on cash	(457)	1,320
Net (decrease) in cash	(7,747)	(1,813)

Cash at beginning of period	18,430	16,003

Cash at end of period	$10,683	$14,190

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2009

NOTE 1—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  We operate in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the March 31, 2009 presentation.

NOTE 2 — SIGNIFICANT RECENT EVENTS

On March 16, 2009, we entered into a new financing arrangement with Manufacturers and Traders Trust Company (“M&T”), which provides the Company a $10 million term loan secured by substantially all of the Company’s U.S. assets, as well as two thirds of the Company’s investment in its foreign subsidiaries. Proceeds from the term loan were used to repay $8.0 million of Company indebtedness under the multi-currency secured credit facility entered into in June 2008. The multi-currency secured credit facility has been paid in full and terminated. The Company is currently working on an asset based revolving credit facility which will replace the term loan and provide a flexible credit facility that could adjust to working capital needs as business volumes dictate.

At March 31, 2009, the Company had borrowings of $8.4 million outstanding under the new term loan. At December 31, 2008, the Company had borrowings of $24.0 million outstanding under the former multi-currency secured credit facility. Total consolidated outstanding borrowings at March 31, 2009 and December 31, 2008 were $12.2 million and $28.1 million, respectively.

In February 2009, the Company offered a Voluntary Employee Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94 years or more as of April 1, 2009. This VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. This VERP also provided 10 weeks of severance pay.  The Company recorded a charge for the VERP of approximately $0.9 million during the quarter ended March 31, 2009

In March 2009, the Company implemented voluntary and involuntary lay-offs in North America and Europe, reducing staffing by 72 employees. The Company recorded a $0.6 million charge for severance related expenses during the quarter ended March 31, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 3—STOCK-BASED COMPENSATION

We account for stock based compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the grant date fair value of the award.

We did not issue any new stock options during the first quarter of 2009 or 2008. We did issue 46,000 stock options in December of 2008. The first quarter 2009 expense recognized on these options was immaterial. All of the other previously awarded stock option grants were fully vested at the date of the adoption of SFAS 123R, thus, we did not recognize any share-based compensation expense related to those stock options.

For restricted stock awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards earned over the service period of the grant.  A summary of the restricted stock activity under the Incentive Stock Plan for the three month periods ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
Shares and units at beginning of period	179,483	177,000
Shares/Units granted	26,000	42,000
Shares vested	(20,883)	(16,000)
Shares cancelled or forfeited	(1,600)	(8,000)
Shares and units at end of period	183,000	195,000

The value of the restricted stock awarded in the three months ended March 31, 2009 and 2008 was $0.1 million and $0.5 million, respectively. We amortize compensation expense for restricted stock over the vesting period of the grant. Total share-based compensation expense for the three months ended March 31, 2009 and 2008 was $0.1 million and $0.1 million, respectively.  At March 31, 2009, the compensation cost not yet recognized on these shares was $1.3 million, which will be amortized over a weighted average term of 2.8 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 4—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by SFAS 128:

	Three months ended
	March 31,
	2009	2008

Net (loss)	$(5,376)	$(730)
Numerator for basic (loss) per share	(5,376)	(730)
Numerator for diluted (loss) per share	(5,376)	(730)
Denominator:
Denominator for basic (loss) per share -weighted average shares (in thousands)	11,368	11,323
Effect of diluted securities:
Restricted stock and stock options (in thousands)	—	—
Denominator for diluted (loss) per share -adjusted weighted average shares (in thousands)	11,368	11,323

Basic (loss) per share	$(0.47)	$(0.06)
Diluted (loss) per share	$(0.47)	$(0.06)

There is no dilutive effect of the restrictive stock and stock options for the three months ended March 31, 2009 and 2008, since the impact would be anti-dilutive.

NOTE 5—INVENTORIES

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	March 31,	December 31,
	2009	2008
	(dollars in thousands)
Finished products	$72,296	$74,287
Work-in-process	32,971	32,827
Raw materials and purchased components	34,490	37,843
Inventories, net	$139,757	$144,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and intangibles in accordance with Statements of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations, and No. 142 (SFAS 142), Goodwill and Other Intangible Assets.  SFAS 142 provides that goodwill and other separately recognized intangible assets with indefinite lives are no longer amortized, but reviewed at least annually for impairment or will be reviewed for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life will continue to be amortized over their estimated useful lives and are also subject to review for impairment.

At March 31, 2009, we do not have any goodwill on our balance sheet.  During 2008, we conducted impairment testing and noted that the implied fair value of our remaining goodwill and a portion of our intangible assets were $0, accordingly we recorded a goodwill impairment charge of $23.7 million in 2008 as well as $0.6 million impairment on other intangible assets.

Other intangible assets include $6.6 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  We use the Bridgeport brand name on all of our machining center lines, and therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment under the provisions of SFAS 142. Amortizable intangible assets of $4.0 million include the Bridgeport technical information, patents, distribution agreements, and other items. The estimated useful lives of these intangible assets range from five to ten years.

NOTE 7—WARRANTIES

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

A reconciliation of the changes in our product warranty accrual during the three month periods ended March 31, 2009 and 2008 is as follows:

	Three months ended March 31,
	2009	2008
	(dollars in thousands)
Beginning balance	$2,872	$2,469
Provision for warranties	638	420
Warranties settlement costs	(762)	(429)
Other — currency translation impact	(123)	236
Quarter end balance	$2,625	$2,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 8—INCOME TAXES

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

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was 5.5% for the three months ended March 31, 2009.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2005 to 2008 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2003 to 2008 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At March 31, 2009 and December 31, 2008, we had a $2.2 million liability recorded for uncertain income tax positions, which included interest and penalties of $0.5 million. If recognized, the liability with related penalties and interest at March 31, 2009 and December 31, 2008 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 9—PENSION AND POST RETIREMENT PLANS

We account for defined benefit pension and other postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106 and 132(R).

A summary of the components of net periodic pension costs and post retirement costs for the consolidated company for the three months ended March 31, 2009 and 2008 is presented below.

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Service cost	$981	$856	$5	$7
Interest cost	2,146	2,261	44	37
Expected return on plan assets	(2,474)	(2,766)	—	—
Amortization of prior service cost	(35)	(12)	(126)	(126)
Amortization of transition (asset)	(54)	(89)	—	—
Amortization of loss	391	34	—	—
Net periodic cost (benefit)	$955	$284	$(77)	$(82)

The expected contributions to be paid during the year ending December 31, 2009 to the domestic defined benefit plan are $2.4 million.  Contributions to the domestic plan as of March 31, 2009 and 2008 were $0.7 million and $0.5 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2009 to the foreign defined benefit plans are $2.5 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  As of March 31, 2009 and 2008, $0.6 million and $0.7 million of contributions have been made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 10—REPORTING COMPREHENSIVE (LOSS) INCOME

The components of other comprehensive (loss) income, net of tax, for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three months ended
	March 31,
	2009	2008
	(dollars in thousands)
Net (Loss)	$(5,376)	$(730)
Other Comprehensive (Loss) Income:
Foreign currency translation adjustments	(7,498)	17,185
Pension liability adjustment, net of tax	1,411	(246)
Unrealized gain (loss) on derivatives, net of tax:
Cash flow hedges	—	(654)
Other comprehensive (loss) income	(6,087)	16,285
Total Comprehensive (Loss) Income	$(11,463)	$15,555

Accumulated balances of the components of other comprehensive (loss) consisted of the following at  March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Accumulated Other Comprehensive (Loss) Income:
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $8,233 and $8,571 in 2009 and 2008, respectively)	$(43,022)	$(44,433)
Foreign currency translation adjustments	10,433	17,931
Accumulated Other Comprehensive (Loss)	$(32,589)	$(26,502)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 11— DERIVATIVE FINANCIAL INSTRUMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161) an amendment to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.  The statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. We also have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of earnings. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $29.8 million and $22.1 million at March 31, 2009 and December 31, 2008, respectively.

The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the adjustments on the foreign currency denominated transactions. At March 31, 2009, the fair value of the foreign currency forwards was a $0.4 million asset, which was included in prepaid expenses and a $0.3 million liability which was included in accrued expenses. At December 31, 2008, the fair value of the foreign currency forwards was a $0.7 million asset, which was included in prepaid expenses. The loss recognized for derivative instruments in the statement of operations for the three months ended March 31, 2009 of $0.6 million was included in other (income) expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 12—FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted SFAS 157 as of  January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2 to fiscal years beginning after November 15, 2008, which we adopted as of January 1, 2009. As of March 31, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

Fair value is defined by SFAS No. 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. SFAS No. 157 defines the following fair value hierarchy:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for similar assets and liabilities.

Level 3 — Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of March 31, 2009:

	Classification	Total	Level 1	Level 2	Level 3
		(in thousands)
Foreign currency forwards	Prepaid expenses	$416	$—	$416	$—
Foreign currency forwards	Accrued expenses	$287	$—	$287	$—

Fair value of foreign currency derivative assets and liabilities are determined by using market prices obtained from the banks using valuation models that use readily observable market data that is actively quoted and can be validated through external sources.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159) permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have elected not to measure any additional financial instruments and other items at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 13—COMMITMENTS AND CONTINGENCIES

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers.  This complaint, as amended, alleges that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  The Company has not yet responded to the complaint. While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

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

In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination.  The Kentucky Avenue Wellfield site encompasses an area of approximately three square miles which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, we received a Special Notice Concerning a Remedial Investigation/Feasibility Study (“RI/FS”) for the Koppers Pond (the “Pond”) portion of the Kentucky Avenue Wellfield site.  The EPA has documented the release and threatened release of hazardous substances into the environment at the Kentucky Avenue Wellfield Superfund site, including releases into and in the vicinity of the Pond.  The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

A substantial portion of the Pond is located on our property.  We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.8 million. We estimated our portion of the study to be $0.11 million for which we established a reserve. As of March 31, 2009 we have incurred expenses of $0.1 million, thus the remaining reserve balance at March 31, 2009 was $0.01 million. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs’ responses to EPA’s comments on their December 6th submission.

The PRPs commenced field work in the spring of 2008 and completed the field investigations that June. In the fall of 2008, the PRPs forwarded the results of the investigation to the EPA and the New York State Department of Environmental Conservation (“DEC”). During the winter and spring of 2009, the PRPs have been working with the EPA and the DEC to respond to comments and to clarify and resolve technical issues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 13—COMMITMENTS AND CONTINGENCIES (Continued)

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

On May 22, 2008 the Company President and CEO separated from Hardinge Inc. In conjunction with his departure, the Company recognized $1.6 million in severance related expenses during the second quarter of 2008. At March 31, 2009 the liability on our balance sheet for this reserve was $0.6 million.

In 2008, the Company offered a Voluntary Employee Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94 or more as of November 1, 2008.  The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, which ever occurs first. We recorded a charge for the VERP of approximately $1.0 million during 2008. At March 31, 2009, the liability associated with this VERP was $0.7 million.

In February 2009, the Company re-offered a VERP which also provided 10 weeks of severance pay.  The Company recorded a charge for the VERP of approximately $0.9 million during the quarter ended March 31, 2009. The liability was $0.9 million at March 31, 2009.

NOTE 14—SUBSEQUENT EVENTS

In May 2009, the Company announced that future accrual of benefits under its U.S. defined benefit pension plan (which was closed to new participants in 2004) would be suspended as of June 15, 2009 and Company contributions to the 401(K) program would be suspended as of the same date.

In addition to the above measures, the Company announced that effective May 1, 2009 it was reducing the pay of all U.S. based salaried employees, including corporate officers, by 5%, which, when combined with a similar action in February 2009, brings the year to date pay decreases to 10%.  Also, as of May 1, 2009, our Board of Directors’ cash compensation will be reduced 10%.  Beginning May 11, 2009, the Elmira, NY manufacturing facility will begin a ten week furlough for approximately 80 employees in the machine manufacturing division. Other areas of the factory will continue to work a four-day workweek. These actions, along with the above discussed VERP and lay-offs, are a direct response to align our cost structure with our current order levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 15—NEW ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The adoption of this statement did not have a material impact on our financial statements.

In November 2008, the FASB issued EITF Abstract 08-6 “Equity Method Investment Accounting Considerations” (EITF 08-6). EITF 08-6 applies to all investments accounted for under the equity method and clarifies the accounting for certain transactions and impairment considerations involving equity method investments. This standard is required to be applied prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of this EITF did not have a material impact on our consolidated results of operations and financial condition.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employer’s Disclosures about Postretirement Benefit Plan Assets” (FSP FAS 132(R)-1). FSP FAS 132(R)-1 amends FASB Statement No. 132 (Revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. Disclosures required by this FSP shall be provided for fiscal years ending after December 15, 2009, and are not required for earlier periods presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2009

NOTE 15—NEW ACCOUNTING STANDARDS (Continued)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on our reporting of our financial results.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.    The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial statement notes (“Notes”) appearing elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2008.

Our primary business is designing, manufacturing, and distributing high precision computer controlled metal-cutting turning, grinding, and milling machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China, with sales to most industrialized countries. Approximately 69% of our 2008 sales were to customers outside North America, and 70% of our 2008 products were manufactured outside of North America.  At March 31, 2009 approximately 65% of our employees were located outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level compared to industry measures of market activity levels.

The global economic recession, which began in 2008, continues to impact the industries in which we conduct business.  The reduced availability of credit has impacted our customers’ ability to obtain financing.  As a result, we continue to experience order cancellations and low levels of incoming orders and related sales activity. Due to these conditions, management is continually assessing and implementing cost reduction initiatives throughout the Company to preserve cash flow.

In February 2009, the Company implemented a Voluntary Employee Retirement Program (VERP) covering post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. The VERP also provided 10 weeks of severance pay. This program was available to employees whose sum total of current age and length of service equaled 94 years or more as of April 1, 2009.  The Company recorded a charge for the VERP of approximately $0.9 million during the quarter ended March 31, 2009.

In March 2009, we implemented voluntary and involuntary lay-offs in North America and Europe, reducing staffing by 72 employees. We recorded a $0.6 million charge for severance related expenses during the quarter ended March 31, 2009

In May 2009, the Company announced that benefits under its U.S. defined benefit pension plan (which was closed to new participants in 2004) would be suspended as of June 15, 2009 and Company contributions to the 401(K) program would be suspended as of the same date.

In addition to the above measures, effective May 1, 2009, the Company reduced the pay of all U.S. based salaried employees, including corporate officers, by 5%, which, when combined with a similar action in February 2009, brings the year to date pay decreases to 10%.  Also, as of May 1, 2009, our Board of Directors’ cash compensation will be reduced by 10%. Beginning May 11, 2009 the Elmira, NY manufacturing facility will begin a ten week furlough for approximately 80 employees in the machine manufacturing division. Other areas of the factory will continue to work a four-day workweek. These actions, along with the above discussed VERP and lay-offs, are a direct response to align our cost structure with our current order levels.

The U.S. market activity metric most closely watched by our management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase our products. One such measurement is the PMI (Purchasing Manager’s Index), as reported by the Institute for Supply Management. Another is capacity utilization of U.S manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published in various trade journals.

Other key performance indicators are geographic distribution of sales and orders, income from operations, working capital changes, and debt level trends.  In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. The current global recessionary conditions and related disruptions within the financial markets have also increased our exposure to the possible liquidity and credit risks of our counterparties. We believe we have sufficient liquidity to fund our foreseeable business needs, including cash and cash equivalents, cash flows from operations, and our bank financing arrangements.

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

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons. Our primary competitors, particularly for the most technologically advanced products are now largely manufacturers in Japan, Germany, and Switzerland, which causes the worldwide valuation of the Japanese Yen, Euro, and Swiss Franc to be central to competitive pricing in all of our markets. Also, we translate the financial results of our Swiss, Taiwanese, Chinese, British, German, Dutch and Canadian subsidiaries into U.S. Dollars for consolidation and financial reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. Dollar may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

On March 16, 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan.  This term loan replaced a multi-currency secured credit facility, which as of March 15, 2009 had an outstanding balance of $8.0 million. The term loan is secured by substantially all of the Company’s assets, a negative pledge on the Company’s headquarters in Elmira, NY and a pledge of 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH. Interest is based on one-month London Interbank Offered Rates (“LIBOR”) plus 5.0%.  The interest rate will increase by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times.  The Company is currently working on an asset based revolving credit facility which will replace the term loan and provide a flexible credit facility that could adjust to working capital needs as business volumes dictate.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008	Change		% Change
	(in thousands except per share amounts)
Orders	$32,807	$93,121	$(60,314)		(65)%
Net sales	52,114	85,599	(33,485)		(39)%
Gross profit	14,051	25,128	(11,077)		(44)%
Selling, general and administrative expenses	18,150	23,501	(5,351)		(23)%
Other (income) expense	(189)	2,024	(2,213)		(109)%
(Loss) income from operations	(3,910)	(397)	(3,513)		885%
(Loss) income before income taxes	(5,096)	(808)	(4,288)		531%
Net (loss)	(5,376)	(730)	(4,646)		636%
Diluted (loss) per share	$(0.47)	$(0.06)	$(0.41)
Weighted average shares outstanding (in thousands)	11,368	11,323	45
Gross profit as % of net sales	27.0%	29.4%	(2.4	)pts.
Selling, general and administrative expenses as % of sales	34.8%	27.5%	7.3	pts.
(Loss) from operations as % of net sales	(7.5)%	(0.5)%	(7.0	)pts.
Net (loss) as % of net sales	(10.3)%	(0.9)%	(9.4	)pts.

Orders:   The table below summarizes orders by geographical region for the three months ended March 31, 2009 compared to the same period in 2008:

	Three Months Ended
	March 31,
Orders from Customers in:	2009	2008	% Change
North America	$12,439	$25,698	(52)%
Europe	11,119	43,348	(74)%
Asia & Other	9,249	24,075	(62)%
	$32,807	$93,121	(65)%

Orders for the three months ended March 31, 2009 were $32.8 million, a decrease of $60.3 million or 65% compared to the three months ended March 31, 2008.  The decrease in orders is directly related to the global economic recession and related financial crisis which has affected all of the regions and product lines in which we conduct business. Currency exchange rates had an unfavorable impact on new orders of approximately $1.5 million for the three months ended March 31, 2009 compared to the same period in 2008.

North American orders decreased by $13.3 million or 52% for the first quarter of 2009 compared to the same quarter in 2008 primarily due to the global economic recession and related financial crisis.  The decrease was noted across all of our product lines.

European orders decreased by $32.2 million or 74% for the first quarter of 2009 compared to the same quarter in 2008.  This decrease was noted across all of our product lines and countries within Europe.  The decrease from the prior year quarter was also influenced by an unfavorable foreign currency translation impact of approximately $1.6 million.

Asia & Other orders decreased by $14.8 million or 62% in the first quarter of 2009 compared to the same quarter in 2008.  The decrease was less severe in China, where we experienced declines of 42% compared to the rest of the Asia and Other region which experienced declines in excess of 95%. The decrease from the prior year quarter was influenced by a favorable foreign currency translation impact of approximately $0.2 million.

Net Sales.  The table below summarizes net sales by geographical region for the three months ended March 31, 2009 compared to the same period in 2008:

	Three Months Ended
	March 31,
Sales to Customers in:	2009	2008	% Change
North America	$16,123	$28,556	(44)%
Europe	24,287	37,563	(35)%
Asia & Other	11,704	19,480	(40)%
	$52,114	$85,599	(39)%

Net sales for the three months ended March 31, 2009 were $52.1 million, a decrease of $33.5 million or 39% compared to the three months ended March 31, 2008.  Like order activity, the decrease in sales was primarily the result of the global economic recession and the related financial crisis and has affected all of the regions in which the Company conducts business.  Sales in Grinding decreased by only 15% compared to a decrease of 49% in Turning and Milling for the quarter ended March 31, 2009.  Currency exchange rates had an unfavorable impact on sales of approximately $3.9 million for the three months ended March 31, 2009 compared to the same period in 2008.

North American sales decreased by $12.4 million or 44% for the first quarter of 2009 compared to the same quarter in 2008 primarily due to the global economic recession and related financial crisis. This decrease was noted across all of our product lines and countries within North America.

Sales for the three months ended March 31, 2009 in Europe decreased by $13.3 million or 35%. The decrease was primarily in Turning and Milling which was down 54% over the same period in 2008 while Grinding only decreased 9% over the same period. The decrease from the prior year quarter was also influenced by an unfavorable foreign currency translation impact of approximately $3.8 million. The decrease was favorably impacted by $0.4 million or 305% increase in workholding sales over the same quarter in 2008.

Net sales to customers in Asia & Other decreased by $7.8 million or 40%. The decrease was primarily in Turning and Milling which was down $6.9 million or 77% over the same period in 2008 while Grinding decreased $0.9 million or 32% over the same period. The decrease from the prior year quarter was also influenced by a favorable foreign currency translation impact of approximately $0.1 million

Under U.S. accounting standards, results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate during the periods presented. For the first quarter of 2009, the U.S. Dollar strengthened by 27% against the British Pound Sterling, 7% against the New Taiwanese Dollar, 19% against the Canadian Dollar, 7% against the Swiss Franc, and 13% against the Euro compared to the average rates during the same period in 2008. The U. S. Dollar weakened by 5% against the Chinese Renminbi.  The net of these foreign currencies relative to the U.S. Dollar was an approximate unfavorable impact of approximately $3.9 million on net sales for the three months ended March 31, 2009 compared to the same period in 2008.

Net sales of machines accounted for 73% and 74% of consolidated net sales for the three months ended March 31, 2009 and 2008, respectively. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the three months ended March 31, 2009 was $14.1 million, a decrease of $11.1 million or 44% compared to the three months ended March 31, 2008.  The decreased gross profit is primarily due to the $33.5 million reduction in sales as well as lower gross margins due to increasingly competitive business conditions.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (SG&A) expenses were $18.2 million, or 34.8% of net sales for the three months ended March 31, 2009, a decrease of $5.4 million or 23% compared to $23.5 million or 27.5% of net sales for the three months ended March 31, 2008.  SG&A for the three months ended March 31, 2009 includes $1.5 million in VERP and severance related expenses in the U.S. and Europe as well as a favorable foreign currency translation impact of approximately $1.8 million compared to the same quarter in 2008.  Exclusive of the VERP and severance related charges, SG&A was $16.7 million, a decrease of $6.8 million over the same period in 2008 which is primarily due to strategic actions taken to manage operating expenses as a result of the current sales and order activity level.

Other (Income) Expense. Other income was $0.2 million for the quarter compared to $2.0 million expense in the prior year quarter. The improvement over the prior year quarter is primarily related to realized and unrealized foreign exchange gains and losses.

(Loss) from Operations.  Loss from operations was $3.9 million, or 7.5% of net sales for the three months ended March 31, 2009, compared to a loss of $0.4 million or 0.5% of net sales for the three months ended March 31, 2008.

Interest Expense & Interest Income.  Net interest expense was $1.2 million for the three months ended March 31, 2009 compared to $0.4 million for the same period in 2008. The increase for the three months of 2009 compared to the same period in 2008 is attributed to $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which were expensed in the current quarter offset by higher levels of borrowings during the same period in the prior year.

Income Taxes.  The provision for income taxes was $0.3 million for the three months ended March 31, 2009, compared to a tax benefit of $.1 million for the three months ended March 31, 2008.  The effective tax rate was 5.5% for the three months ended March 31, 2009, compared to (9.6)% for the three months ended March 31, 2008.

This difference was driven by the non-recognition of tax benefits in 2009 for certain entities in a loss position for which a full valuation allowance has been recorded, but which were not so situated in 2008.  In addition, the effective tax rate was affected by the mix of earnings by country.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2009 effective income tax rate to be in the range of (5)% to 10%, inclusive of the effects of the valuation allowances described above.

We have recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations, and consistent with accounting for taxes under FAS109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) from continuing operations of the U.S. for 2009 or 2008 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

The effective tax rate for the period ended March 31, 2009 of 5.5% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net (Loss).  Net loss for the three months ended March 31, 2009 was $5.4 million, or (10.3%) of net sales, compared to a net loss of $0.7 million, or (0.9%) of net sales for the three months ended March 31, 2008.  Basic and diluted loss per share for the three months ended March 31, 2009 were ($0.47) compared to ($0.06) for the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2009 cash and cash equivalents were $10.7 million compared to $18.4 million at December 31, 2008.  The current ratio at March 31, 2009 was 3.55:1 compared to 2.80:1 at December 31, 2008.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the three months ended March 31, 2009 compared to the same period in 2008 are summarized in the table below:

	Three months ended March 31, (dollars in thousands)
	2009	2008
Net cash provided by (used in) operating activities	$9,970	$(2,076)
Cash flow used in investing activities	$(906)	$(1,236)
Capital expenditures (included in investing activities)	$(906)	$(1,236)

Net cash provided by operating activities was $10.0 million for the three months ended March 31, 2009 compared to $2.1 million cash used in operating activities for the same period in 2008. This represents an increase in cash provided by operating activities of $12.1 million.

Net cash used in investing activities was $0.9 million for the three months ended March 31, 2009 compared to $1.2 million for the same period in 2008. Capital expenditures for the three months ended March 31, 2009 included modest investment in manufacturing equipment and updates to our overall information technology infrastructure.

Cash Flow (Used In) Provided by Financing Activities:

Cash flow provided by (used in) financing activities for the three months ended March 31, 2009 and 2008, are summarized in the table below:

	Three months ended March 31, (dollars in thousands)
	2009	2008
Borrowings (repayments) of short-term notes payable	$8,353	$(2,322)
(Repayments) borrowings of long-term debt	(24,132)	3,575
Net sale (purchases) of treasury stock	168	(498)
Payments of dividends	(115)	(576)
Payments of debt issuance fees	(628)	—
Net cash (used in) provided by financing activities	$(16,354)	$179

Cash flow used in financing activities was $16.4 million for the three months ended March 31, 2009 compared to cash flow provided by financing activities of $0.2 million for the same period in 2008. During the three months ended March 31, 2009, we used $24.0 million to repay the multi-currency debt facility. We borrowed $8.4 on the new term loan.  Dividend payments during the first quarter of 2009 decreased by $0.5 million over the same period in 2008 as a result of our decreasing the dividend payout to $0.01 per share in December 2008. During the first quarter of 2009, we paid fees of $0.6 million related to the term loan facility and the multi-currency debt facility.

There were no shares of stock purchased under our Stock Repurchase Program during the first quarter of 2009. During the three months ended March 31, 2008, we used $0.6 million to purchase stock through this program. We repurchased 45,500 shares of stock at an average price of $12.72 per share.

Debt outstanding, including notes payable was $12.2 million on March 31, 2009 compared to $29.4 million on March 31, 2008.

Credit Facilities:

In March 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan.  This term loan replaced a multi-currency secured credit facility.  The term loan is secured by substantially all of the Company’s assets, a negative pledge on the Company’s headquarters in Elmira, NY and a pledge of 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH. Interest is based on one-month London Interbank Offered Rates (“LIBOR”) plus 5.0%.  The interest rate will increase by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times. Prior to the closing of the term loan, we used cash on hand generated from operating results to reduce the outstanding obligations under the multi-currency credit facility to $8.0 million. Borrowings were $8.4 million on the term loan at March 31, 2009.

In March 2009, we terminated the five-year $100.0 million multi-currency secured credit facility, which we entered into in June, 2008. The Company took a non-cash charge of $1.0 million in the first quarter of 2009 related to the unamortized deferred financing costs in connection with this termination.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. There was no balance outstanding at March 31, 2009 or December 31, 2008.

In December 2008, our Kellenberger AG (“Kellenberger”) subsidiary replaced their existing credit facilities and loan agreements with two new unsecured loan facilities with banks providing for borrowing of up to 11.5 million Swiss Francs, which is equivalent to approximately $10.1 million at March 31, 2009. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At March 31, 2009 there were no borrowings under these facilities.

In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 153.0 million New Taiwanese Dollars which was equivalent to approximately $4.7 million. At March 31, 2009 and December 31, 2008 borrowings under this agreement were $3.8 million and $4.1 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese Dollars, which is equivalent to approximately $0.1 million.

Certain of these debt agreements require, among other things, that we maintain specified ratios of debt to EBITDA and EBITDA minus capital expenditures to fixed charges, as well as, minimum equity. At December 31, 2008, the Company was not in compliance with the minimum EBITDA minus cash taxes and capital expenditures to fixed charge ratio required under our multi-currency secured credit facility.  At March 31, 2009, our only covenant requirements were with the Kellenberger facility which contained a minimum equity specified ratio. We were in compliance with that covenant at March 31, 2009.

The Company had access of up to $26.9 million at March 31, 2009. Total consolidated outstanding borrowings at March 31, 2009 and December 31, 2008 were $12.2 million and $28.1 million, respectively.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2008 Form 10K.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first three months of 2009.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2008 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2009. As defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures include components of the Company’s internal control over financial reporting.

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009 our disclosure controls and procedures were effective.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008, for the purpose of ensuring that material information required to be in this report was made known to them by others on a timely basis.

There has been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers.  This complaint, as amended, alleges that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  The Company has not yet responded to the complaint.  While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

Item 1.a.  Risk Factors

There is no change to risks factors disclosed in the Company’s Annual Report on Form 10K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about issuer repurchases of our common stock by month for the quarter ended March 31, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – January 31, 2009	2,349	$4.34
February 1 – February 29, 2009	—	—
March 1 – March 31, 2009	148	$2.86
Total	2,497

The above shares repurchased during the quarter were part of the Company’s Incentive Compensation Plan to satisfy tax withholding obligations.

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

Hardinge Inc.

May 8, 2009	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO

May 8, 2009	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)