Form 10-K/A
period 2008-12-31
HARDINGE INC
filed 2009-08-04
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission File Number 0-15760

HARDINGE INC.

(Exact name of registrant as specified in its charter)

New York	16-0470200
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Hardinge Drive, Elmira, New York	14902-1507
(Address of principal executive offices)	(Zip Code)

(607) 734-2281

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities pursuant to section 12(b) of the Act: None

Securities pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value per share	NASDAQ Global Select Market
Preferred stock purchase rights	(Name of exchange on which registered)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d). Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant: (1) is a large accelerated filer, an accelerated filer, a non—accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting comapny)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Hardinge Inc.’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission on or about March 31, 2009 are incorporated by reference to Part III of this Form 10-K.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 16, 2009, and is being filed to (i) conform Item 9A of the report with the requirements of Rule 13a-15 of the Securities and Exchange Act of 1934, as amended, (ii) correct errors in Item 15 of the report with respect to the identification of certain exhibits and add exhibits that were identified on the exhibit list but inadvertently omitted, and (iii) correct the signatures to the report to identify which officer of the Company signed in the capacity of principal executive officer.

This amendment is not intended to update other information presented in the annual report as originally filed.

ITEM 9A. — CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness as of December 31, 2008 of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

In Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission, management reported that a material weakness related to the Company’s financial statement close process existed in the Company’s internal control over financial reporting as of December 31, 2007. This material weakness in internal control over financial reporting also impacted the effectiveness of the Company’s disclosure controls and procedures, resulting in management’s conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

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

Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of December 31, 2008.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report, included herein, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control

Other than the control improvements discussed above, there have been no changes in the company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

/s/ Richard L. Simons
Richard L. Simons
President and Chief Executive Officer

/s/ Edward J. Gaio
Edward J. Gaio
Vice President and Chief Financial Officer

PART IV

ITEM 15. - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  (1)           Financial Statements:  The financial statements of the Registrant listed in ITEM 8. of Form 10-K as filed on March 16, 2009 are incorporated herein by reference.

(2)          Financial Statement Schedules:  The financial statement schedules of the Registrant listed in ITEM 8. of Form 10-K as filed on March 16, 2009 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

Schedule II — Valuation and Qualifying Accounts

(3)           Exhibits:  Exhibits filed as part of this Report:  See (b) below.

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

3.2 -	By-Laws of Hardinge Inc. incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

3.3 -

Amendment to the By-Laws of Hardinge Inc. dated December 9, 2008, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.

4.1 -

Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

10.1 -	$8,000,000 Master Note between Hardinge Inc. and Chemung Canal Trust Company.

10.2 -

Credit Agreement dated as of June 13, 2008 among Hardinge Inc., Hardinge Holdings GmbH, the Lenders from time to time party hereto, Bank of America, N.A., as Syndication Agent and HSBC Bank USA, National Association and KeyBank National Association as Co-Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.3 -

Amendment Number One dated September 30, 2008 to the Credit Agreement dated as of June 13, 2008 among Hardinge Inc., Hardinge Holdings GmbH, the Lenders from time to time party hereto, Bank of America, N.A., as Syndication Agent and HSBC Bank USA, National Association and KeyBank National Association as Co-Documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2008.

10.4 -	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant’s Registration Statement on Form S-8 (No. 33-65049).

*10.5 -	The 2002 Hardinge Inc. Incentive Stock Plan.

*10.6 -	The 1996 Hardinge Inc. Incentive Stock Plan.

*10.7 -	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006.

*10.8 -	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant’s Registration Statement on Form S-2 (No. 33-91644).

*10.9 -

Amendment Number One dated December 9, 2008 to the Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.

*10.10 -

Employment Agreement with Richard L. Simons effective March 3, 2008, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.

*10.11 -

Amendment Number One dated December 9, 2008 to the Employment Agreement with Richard L. Simons dated March 3, 2008, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.

*10.12 -

Employment Agreement with Edward J. Gaio effective March 3, 2008, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.

*10.13 -

Amendment Number One dated December 9, 2008 to the Employment Agreement with Edward J. Gaio dated March 3, 2008, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.

*10.14 -

Separation and Consulting Agreement with J. Patrick Ervin dated May 22, 2008, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

*10.15 -

Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.

*10.16 -	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant’s Registration Statement on Form S-2 (No. 33-91644).

14 -	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company’s website at www.hardinge.com.

21 -	Subsidiaries of the Company.

23 -	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1 -	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 -	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC.
(Registrant)

August 4, 2009	/s/ Richard L. Simons
Richard L. Simons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 4, 2009	/s/ Richard L. Simons
Richard L. Simons
President and Chief Executive Officer and Director
(Principal Executive Officer)

August 4, 2009	/s/ Edward J. Gaio
Edward J. Gaio
Vice President and Chief Financial Officer
(Principal Financial Officer)

August 4, 2009	/s/ Douglas J. Malone
Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)

August 4, 2009	/s/ Kyle H. Seymour
Kyle H. Seymour
Chairman of the Board of Directors

August 4, 2009	/s/ Daniel J. Burke
Daniel J. Burke
Director

August 4, 2009	/s/ Douglas A. Greenlee
Douglas A. Greenlee
Director

August 4, 2009	/s/ J. Philip Hunter
J. Philip Hunter
Director and Secretary

August 4, 2009	/s/ John J. Perrotti
John J. Perrotti
Director

August 4, 2009	/s/ Mitchell I. Quain
Mitchell I. Quain
Director