Form 10-Q
period 2009-06-30
HARDINGE INC
filed 2009-08-06
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009 there were 11,532,252 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(In Thousands)
Assets
Cash and cash equivalents	$16,508	$18,430
Accounts receivable, net	37,630	60,110
Notes receivable, net	1,682	994
Inventories, net	131,149	144,957
Deferred income taxes	397	398
Prepaid expenses	10,240	10,964
Total current assets	197,606	235,853

Property, plant and equipment	180,040	183,387
Less accumulated depreciation	123,093	123,790
Net property, plant and equipment	56,947	59,597

Notes receivable, net	744	923
Deferred income taxes	1,460	1,406
Intangible assets	10,516	10,725
Other long-term assets	606	1,321
Total non-current assets	13,326	14,375

Total assets	$267,879	$309,825

Liabilities and shareholders’ equity
Accounts payable	$13,432	$20,059
Notes payable to bank	8,354	—
Accrued expenses	24,136	33,255
Accrued income taxes	2,178	2,911
Deferred income taxes	3,445	3,466
Current portion of long-term debt	548	24,549
Total current liabilities	52,093	84,240

Long-term debt	3,286	3,572
Accrued pension expense	44,314	44,962
Deferred income taxes	10	—
Accrued postretirement benefits	2,552	2,528
Accrued income taxes	2,270	2,153
Other liabilities	4,456	4,243
Total other liabilities	56,888	57,458

Common Stock - $0.01 par value	125	125
Additional paid-in capital	114,288	114,841
Retained earnings	82,194	92,700
Treasury shares - 940,740 shares at June 30, 2009 and 1,003,828 shares at December 31, 2008	(12,097)	(13,037)
Accumulated other comprehensive (loss)	(25,612)	(26,502)
Total shareholders’ equity	158,898	168,127

Total liabilities and shareholders’ equity	$267,879	$309,825

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$55,262	$96,565	$107,376	$182,164
Cost of sales	42,316	66,255	80,379	126,726
Gross profit	12,946	30,310	26,997	55,438

Selling, general and administrative expenses	17,142	27,963	35,292	51,464
Other expense (income)	637	(68)	448	1,956
(Loss) income from operations	(4,833)	2,415	(8,743)	2,018

Interest expense	241	470	1,473	921
Interest income	(8)	(143)	(54)	(183)
(Loss) income before income taxes	(5,066)	2,088	(10,162)	1,280

Income tax (benefit) expense	(109)	1,640	171	1,562
Net (loss) income	$(4,957)	$448	$(10,333)	$(282)

Per share data:

Basic (loss) earnings per share:	$(0.44)	$0.04	$(0.91)	$(0.02)
Weighted average number of common shares outstanding (in thousands)	11,373	11,300	11,371	11,312

Diluted (loss) earnings per share:	$(0.44)	$0.04	$(0.91)	$(0.02)
Weighted average number of common shares outstanding (in thousands)	11,373	11,370	11,371	11,312

Cash dividends declared per share	$0.005	$0.05	$0.015	$0.10

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Operating activities
Net (loss)	$(10,333)	$(282)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	4,395	5,351
Provision for deferred income taxes	(355)	904
Loss (gain) on sale of asset	59	(23)
Debt issuance amortization	1,148	180
Unrealized intercompany foreign currency transaction (gain) loss	(7)	1,673
Changes in operating assets and liabilities:
Accounts receivable	22,172	5,257
Notes receivable	(519)	1,357
Inventories	14,685	(561)
Prepaids/other assets	1,256	(1,201)
Accounts payable	(6,514)	(2,819)
Accrued expenses	(9,360)	(5,296)
Accrued postretirement benefits	21	(216)
Net cash provided by operating activities	16,648	4,324

Investing activities
Capital expenditures	(1,655)	(2,514)
Proceeds from sale of asset	9	60
Net cash used in investing activities	(1,646)	(2,454)

Financing activities
Increase (decrease) in short-term notes payable to bank	8,354	(2,800)
(Decrease) increase in long-term debt	(24,269)	910
Net purchases of treasury stock	—	(589)
Dividends paid	(173)	(1,148)
Debt issuance fees paid	(706)	(893)
Net cash used in financing activities	(16,794)	(4,520)

Effect of exchange rate changes on cash	(130)	948
Net decrease in cash	(1,922)	(1,702)

Cash at beginning of period	18,430	16,003

Cash at end of period	$16,508	$14,301

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2009

NOTE 1—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  We operate in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the June 30, 2009 presentation.

NOTE 2 — REVENUE RECOGNITION

Revenue from product sales is generally recognized upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured and the title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives and returns.  Discounts and customer sales incentives are typically negotiated as part of the sales terms at the time of sale and are recorded.  The Company does not routinely permit customers to return machines.  In the rare case that a machine return is permitted, a restocking fee is typically charged.  Returns of spare parts and workholding products are limited to a period of 90 days subsequent to purchase, excluding special orders which are not eligible for return.  An estimate of returns, which is not significant, is recorded as a reduction of revenue and is based on historical experience. Transfer of ownership and risk of loss are generally not contingent upon contractual customer acceptance. Prior to shipment, each machine is tested to ensure the machine’s compliance with standard operating specifications as listed in our promotional literature. On an exception basis, where larger multiple machine installations are delivered which require run-offs and customer acceptance at their facility, revenue is recognized in the period of customer acceptance.

Revenue from extended warranties are deferred and recognized on a pro-rata basis across the term of the warranty contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 3 — SIGNIFICANT RECENT EVENTS

On March 16, 2009, we entered into a new financing arrangement with Manufacturers and Traders Trust Company (“M&T”), which provided the Company a $10 million term loan due March 16, 2010 secured by substantially all of the Company’s U.S. assets, as well as two thirds of the Company’s investment in Hardinge Holdings GmbH. Proceeds from the term loan were used to repay $8.0 million of Company indebtedness under the multi-currency secured credit facility entered into in June 2008. The multi-currency secured credit facility has been paid in full and terminated. The Company is currently evaluating long-term financing alternatives to replace the term loan with a flexible credit facility that could adjust to working capital needs as business volumes dictate.

At June 30, 2009, the Company had borrowings of $8.4 million outstanding under the term loan. At December 31, 2008, the Company had borrowings of $24.0 million outstanding under the former multi-currency secured credit facility. Total consolidated outstanding borrowings at June 30, 2009 and December 31, 2008 were $12.2 million and $28.1 million, respectively.  The reduction in debt was funded with cash flow from operations.  The Company had access of up to $27.4 million at June 30, 2009.

In response to the global economic recession, the Company is continually assessing and implementing cost reduction initiatives.

In February 2009, the Company implemented a Voluntary Early Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94 years or more as of April 1, 2009. This VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. This VERP also provided 10 weeks of severance pay.  The Company recorded a charge for the VERP of approximately $0.9 million during the quarter ended March 31, 2009.

In March 2009, the Company implemented voluntary and involuntary lay-offs in North America and Europe, reducing staffing by 72 employees. The Company recorded a $0.6 million charge for severance related expenses during the quarter ended March 31, 2009.

In May 2009, the Company implemented a series of actions in response to the continued weakness in the machine tool industry.  These actions included: a pay reduction for all U.S. based salaried employees, including corporate officers, by 5%, which, when combined with a similar action in February 2009, brings the year to date pay decreases to 10%; a reduction to the Board of Directors’ cash compensation of 10%; suspension of benefits under the U.S. defined benefit pension plan (which was closed to new participants in 2004), and suspension of Company contributions to the 401(K) program as of June 15, 2009.  The Company also implemented a ten week furlough for approximately 80 employees in the Elmira, NY machine manufacturing division.  The furlough ran from May 11 to July 17, 2009, with furloughed employees returning to work on July 20, 2009.

In June 2009, the Company announced it was closing its Exeter, England facility and consolidating operations into its Leicester, England facility. The Exeter facility was primarily used for back office support operations. In addition to cost savings, the consolidation with the Leicester facility will provide operational efficiencies.  In conjunction with the closure, the Company has also announced involuntary lay-offs and early retirements, reducing staff by 7 employees.  The Company expects to cease operational activities in Exeter by September 2009 and will exit the facility in December 2009, when the lease for the facility expires.  In connection with the closing of the Exeter facility, the Company recorded a charge of $0.2 million for severance related expenses in SG&A in the quarter ended June 30, 2009.  The Company also announced that it will be consolidating its German and Holland operations into a new technical center near Dusseldorf, Germany which will serve as the European hub of technical and warehousing support for turning, milling and workholding products.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 3 — SIGNIFICANT RECENT EVENTS (continued)

On July 21, 2009 the Company implemented additional involuntary lay-offs in North America, reducing staffing by 44 employees. The Company expects to record a $0.1 million charge for severance related expenses during the third quarter of 2009.

NOTE 4—STOCK-BASED COMPENSATION

We account for stock based compensation under Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which requires all equity-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on the grant date fair value of the award.

We did not issue any new stock options during the first half of 2009 or 2008. We issued 46,000 stock options in December of 2008. The three months and six months ended June 30, 2009 expense recognized on these options was immaterial. All of the other previously awarded stock option grants were fully vested at the date of the adoption of SFAS 123R, thus, we did not recognize any share-based compensation expense related to those stock options.

For restricted stock awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards over the requisite service period of the grant.  A summary of the restricted stock activity under the Incentive Stock Plan for the three month and six month periods ended June 30, 2009 and 2008 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Shares and units at beginning of period	183,000	195,000	179,483	177,000
Shares/Units granted	—	—	26,000	42,000
Shares vested	—	(17,750)	(20,883)	(33,750)
Shares cancelled, forfeited or exercised	—	(33,517)	(1,600)	(41,517)
Shares and units at end of period	183,000	143,733	183,000	143,733

The value of the restricted stock awarded in the six months ended June 30, 2009 and 2008 was $0.1 million and $0.5 million, respectively. Total share-based compensation expense relating to restricted stock for the three months and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively. Total share-based compensation expense for the three months and six months ended June 30, 2008 was $0.1 million and $0.2 million, respectively. At June 30, 2009, the compensation cost not yet recognized on these shares was $1.2 million, which will be amortized over a weighted average term of 2.5 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 5—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations required by SFAS 128: (dollars in thousands except for per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net (loss) income	$(4,957)	$448	$(10,333)	$(282)
Numerator for basic (loss) earnings per share	(4,957)	448	(10,333)	(282)
Numerator for diluted (loss) earnings per share	(4,957)	448	(10,333)	(282)
Denominator for basic (loss) earnings per share-weighted average shares (in thousands)	11,373	11,300	11,371	11,312
Effect of diluted securities:
Restricted stock and stock options (in thousands)	—	70	—	—
Denominator for diluted (loss) earnings per share-adjusted weighted average shares (in thousands)	11,373	11,370	11,371	11,312

Basic (loss) earnings per share	$(0.44)	$0.04	$(0.91)	$(0.02)
Diluted (loss) earnings per share	$(0.44)	$0.04	$(0.91)	$(0.02)

There is no dilutive effect of the restrictive stock and stock options for the three month period ended June 30, 2009 and the six month periods ended June 30, 2009 and 2008, since the impact would be anti-dilutive.

NOTE 6—INVENTORIES

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	June 30,	December 31,
	2009	2008
	(dollars in thousands)
Finished products	$72,128	$74,287
Work-in-process	26,789	32,827
Raw materials and purchased components	32,232	37,843
Inventories, net	$131,149	$144,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

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

At June 30, 2009, we do not have any goodwill on our balance sheet.  During 2008, we conducted impairment testing and noted that the implied fair value of our remaining goodwill and a portion of our intangible assets were $0, accordingly we recorded a goodwill impairment charge of $23.7 million in 2008 as well as $0.6 million impairment on other intangible assets.

Other intangible assets include $6.6 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  We use the Bridgeport brand name on all of our machining center lines, and therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment under the provisions of SFAS 142. Amortizable intangible assets of $3.9 million include the Bridgeport technical information, patents, distribution agreements, and other items. The estimated useful lives of these intangible assets range from five to ten years.

NOTE 8—WARRANTIES

We offer warranties for our products.  The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we sold the product.  We generally provide a basic limited warranty, including parts and labor for a period of up to one year.  We estimate the costs that may be incurred under the basic limited warranty, based largely upon actual warranty repair cost history, and record a liability for such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 8—WARRANTIES (continued)

A reconciliation of the changes in our product warranty accrual during the three and six month periods ended June 30, 2009 and 2008 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Balance at the beginning of period	$2,625	$2,696	$2,872	$2,469
Warranty settlement costs	(497)	(603)	(1,259)	(1,032)
Warranties Issued	703	940	1,335	1,726
Changes in accruals for pre-existing warranties	(379)	(256)	(372)	(622)
Other – currency translation impact	82	(52)	(42)	184
Balance at the end of period	$2,534	$2,725	$2,534	$2,725

NOTE 9—INCOME TAXES

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

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was (2.2)%  and 1.7% for the three months and six months ended June 30, 2009, respectively.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2005 to 2008 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2003 to 2008 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At June 30, 2009 and December 31, 2008, we had a $2.3 million and $2.2 million liability recorded for uncertain income tax positions, respectively, which included interest and penalties of $0.6 and $0.5 million, respectively. If recognized, the liability with related penalties and interest at June 30, 2009 and December 31, 2008 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

During the quarter ended June 30, 2009, we reviewed the historical tax filing positions at one of our foreign subsidiaries, and determined that it is more likely than not that $0.47 million of their deferred tax assets can be used to generate refund claims, and thus that portion of the existing valuation allowance has been released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 10—PENSION AND POST RETIREMENT PLANS

We account for defined benefit pension and other postretirement benefits in accordance with Statements of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106 and 132(R).

A summary of the components of net periodic pension costs for the consolidated company for the three and six months ended June 30, 2009 and 2008 is presented below:

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Service cost	$937	$861	$1,928	$1,722
Interest cost	2,150	2,271	4,309	4,542
Expected return on plan assets	(2,472)	(2,781)	(4,963)	(5,563)
Amortization of prior service cost	(16)	(13)	(51)	(25)
Amortization of transition asset	(55)	(91)	(110)	(181)
Amortization of loss	348	34	746	68
Net periodic benefit cost	$892	$281	$1,859	$563

A summary of the components of net postretirement benefits costs for the consolidated company for the three and six months ended June 30, 2009 and 2008 is presented below:

	Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Service cost	$3	$6	$9	$13
Interest cost	58	38	102	75
Amortization of prior service cost	(126)	(126)	(253)	(252)
Amortization of actuarial gain	(8)	—	(8)	—
Special termination benefits	(62)	—	376	—
Net periodic benefit (credit) cost	$(135)	$(82)	$226	$(164)

The expected contributions to be paid during the year ending December 31, 2009 to the domestic defined benefit plan are $2.4 million.  Contributions to the domestic plans as of June 30, 2009 and 2008 were $1.3 million and $2.0 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2009 to the foreign defined benefit plans are $2.4 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  As of June 30, 2009 and 2008, $1.2 million and $2.4 million of contributions have been made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.  The postretirement plan special termination benefits are part of the voluntary early retirement plan discussed in Note 2.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 10—PENSION AND POST RETIREMENT PLANS (continued)

In May 2009, the Company announced that future accrual of benefits under its U.S. defined benefit pension plan (which was closed to new participants in 2004) would be suspended as of June 15, 2009 and Company contributions to the 401(K) program would be suspended as of the same date.

NOTE 11—REPORTING COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss), net of tax, for the three months and six months ended June 30, 2009 and 2008 consisted of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net (Loss) Income	$(4,957)	$448	$(10,333)	$(282)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	8,256	(2,553)	758	14,632
Pension liability adjustment, net of tax	(1,279)	43	132	(203)
Unrealized (loss) on derivatives, net of tax:
Cash flow hedges	—	—	—	(654)
Other comprehensive income (loss)	6,977	(2,510)	890	13,775
Total Comprehensive Income (Loss)	$2,020	$(2,062)	$(9,443)	$13,493

Accumulated balances of the components of other comprehensive (loss) consisted of the following at June 30, 2009 and December 31, 2008:

	Accumulated balances
	June 30,	Dec. 31,
	2009	2008
Accumulated Other Comprehensive (Loss):
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $8,476 and $8,571 in 2009 and 2008, respectively)	$(44,301)	$(44,433)
Foreign currency translation adjustments	18,689	17,931
Accumulated Other Comprehensive (Loss)	$(25,612)	$(26,502)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 12— DERIVATIVE FINANCIAL INSTRUMENTS

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

We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. We have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of operations. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $32.6 million and $22.1 million at June 30, 2009 and December 31, 2008, respectively.

The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the adjustments on the foreign currency denominated transactions and revaluation of the foreign currency denominated assets and liabilities. At June 30, 2009, the fair value of the foreign currency forwards was a $0.2 million asset, which was included in prepaid expenses and a $0.5 million liability which was included in accrued expenses. At December 31, 2008, the fair value of the foreign currency forwards was a $0.7 million asset, which was included in prepaid expenses. The (gain) loss recognized for derivative instruments in the statement of operations for the three and six month periods ended June 30, 2009 of ($0.2) and $0.4 million, respectively, was included in other (income) expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” This statement establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurement. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to a transaction-specific measurement. We adopted SFAS 157 as of  January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which was delayed by FSP FAS 157-2 to fiscal years beginning after November 15, 2008, which we adopted as of January 1, 2009. As of June 30, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of  June 30, 2009:

	Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards	Prepaid expenses	$151	$—	$151	$—
Foreign currency forwards	Accrued expenses	$509	$—	$509	$—

Fair value of foreign currency derivative assets and liabilities are determined by using market prices obtained from the banks using foreign currency spot rate and forward rates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

In April 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, and trade payables approximate fair value because of the short maturity of these financial instruments.  The fair value of our debt also approximates its carrying value.

NOTE 14—COMMITMENTS AND CONTINGENCIES

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers.  This complaint, as amended, alleges that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  On May 29, 2009, the Company filed a motion to dismiss the complaint. While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time

Our operations are subject to extensive federal and state legislation and regulation relating to environmental matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

A substantial portion of the Pond is located on our property.  We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.8 million. We estimated our portion of the study to be $0.11 million for which we established a reserve. As of June 30, 2009 we have incurred expenses of $0.1 million, thus the remaining reserve balance at June 30, 2009 was $0.01 million. The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs’ responses to EPA’s comments on their December 6th submission.

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

On May 22, 2008 the Company President and CEO separated from Hardinge Inc. In conjunction with his departure, the Company recognized $1.6 million in severance related expenses during the second quarter of 2008. At June 30, 2009 the liability on our balance sheet for this reserve was $0.6 million.

In 2008, the Company offered a Voluntary Early Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94 or more as of November 1, 2008.  The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, which ever occurs first. We recorded a charge for the VERP of approximately $1.0 million during 2008.

In February 2009, the Company re-offered a VERP which provided 10 weeks of severance pay in addition to the post-retirement health care costs.  The Company recorded a charge for the VERP of approximately $0.9 million during the quarter ended March 31, 2009. At June 30, 2009, the liability associated with these VERP’s was $1.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 15—SUBSEQUENT EVENTS

On July 21, 2009 the Company implemented additional involuntary lay-offs in North America, reducing staffing by 44 employees. The Company expects to record a $0.1 million charge for severance related expenses during the third quarter of 2009.

On August 4, 2009, in its Switzerland based operations, the Company announced a reduced work schedule resulting in cutbacks of 40% in most manufacturing and support operations. The Company is also planning a workforce reduction of approximately 65 employees in those operations, which would be effective near the end of the year after the statutorily mandated notification period.  The Company anticipates that it will record a charge for severance related expenses of between $0.3 million and $0.5 million in the second half of 2009.

On August 6, 2009, the Company announced strategic changes within the Elmira, NY manufacturing facility.  This facility has long been a vertically integrated operation with machining operations converting parts from raw castings to finished goods, the costs of which have proven to be prohibitive.  During the third quarter, the Company will begin moving towards a more variable cost business model, outsourcing many of the components and subassemblies for machines currently made in this facility.  In conjunction with this change, the Company will be closing significant sections of the manufacturing operation involved in parts production.  The Company expects that these changes will further reduce the Elmira workforce by approximately 70 employees.  The Company anticipates that it will record a charge for severance related expenses of between $1.0 million and $1.5 million in the second half of the year as a result of these strategic actions. In conjunction with these strategic changes, the Company anticipates that it will record a charge of up to $10.0 million for asset write-downs during the second half of the year.

NOTE 16—NEW ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141R”). FAS 141R establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination. In addition, FAS 141R requires that changes in the amount of acquired tax attributes be included in the Company’s results of operations. FAS 141R became effective for the Company on January 1, 2009 and will be applied to business combinations that have an acquisition date on or after January 1, 2009. While FAS 141R applies only to business combinations with an acquisition date after its effective date, the amendments to FASB Statement No. 109, “Accounting for Income Taxes” (“FAS 109”), with respect to deferred tax asset valuation allowances and liabilities for income tax uncertainties, are being applied to all deferred tax valuation allowances and liabilities for income tax uncertainties recognized in prior business combinations. The adoption of FAS 141R has not impacted the Company’s consolidated financial statements for prior periods; however, the Company’s financial statements may be impacted to the extent the Company acquires entities in a purchase business combination in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 16—NEW ACCOUNTING STANDARDS (continued)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. We adopted SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3 “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. Generally Accepted Accounting Principles (GAAP). This FSP applies to all intangible assets, whether acquired in a business combination or otherwise and shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and applied prospectively to intangible assets acquired after the effective date. The adoption of this statement did not have a material impact on our financial statements.

In June 2008, the FASB issued Staff Position (“FSP”) EITF Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), in which the FASB concluded that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities. Because the awards are considered participating securities, the issuing entity is required to apply the two-class method of computing basic and diluted earnings per share. The provisions of FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and are being applied retrospectively to all prior-period earnings per share computations. The adoption of FSP EITF 03-6-1 did not impact net income attributable to the Company’s per common share for prior periods and is not expected to have a material impact on future periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2009

NOTE 16—NEW ACCOUNTING STANDARDS (Continued)

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies. This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated financial position or results of operations. Disclosures required by SFAS 107 are included in Note 13.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The Company adopted SFAS 165 in the second quarter of 2009.  We have evaluated subsequent events through August 6, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation. Disclosures required by SFAS 165 are included in Note 15.

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

Our primary business is designing, manufacturing, and distributing high precision computer controlled metal-cutting turning, grinding, and milling machines, and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China, with sales to most industrialized countries. Approximately 69% of our 2008 sales were to customers outside North America, and 70% of our 2008 products were manufactured outside of North America.  At June 30, 2009 approximately 67% of our employees were located outside of North America.

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

In February 2009, the Company implemented a Voluntary Early Retirement Program (VERP) covering post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. The VERP also provided 10 weeks of severance pay. This program was available to employees whose sum total of current age and length of service equaled 94 years or more as of April 1, 2009.  The Company recorded a charge for the VERP of approximately $0.9 million during the quarter ended March 31, 2009.

In March 2009, the Company implemented voluntary and involuntary lay-offs in North America and Europe, reducing staffing by 72 employees. The Company recorded a $0.6 million charge for severance related expenses during the quarter ended March 31, 2009.

In May 2009, the Company implemented a series of actions in response to the continued weakness in the machine tool industry.  These actions included: a pay reduction for all U.S. based salaried employees, including corporate officers, by 5%, which, when combined with a similar action in February 2009, brings the year to date pay decreases to 10%; a reduction to the Board of Directors’ cash compensation of 10%; suspension of benefits under the U.S. defined benefit pension plan (which was closed to new participants in 2004), and suspension of Company contributions to the 401(K) program as of June 15, 2009.  The Company also implemented a ten week furlough for approximately 80 employees in the Elmira, NY machine manufacturing division.  The furlough ran from May 11 to July 17, 2009, with furloughed employees returning to work on July 20, 2009.

In June 2009, the Company announced it was closing its Exeter, England facility and consolidating operations into its Leicester, England facility.  The Exeter facility was primarily used for back office support operations. In addition to cost savings, the consolidation with the Leicester facility will provide operational efficiencies.  In conjunction with the closure, the Company has also announced involuntary lay-offs and early retirements, reducing staff by 7 employees.  The Company expects to cease operational activities in Exeter by September 2009 and will exit the facility in December 2009, when the lease for the facility expires. In connection with our closure of the Exeter facility, we recorded a charge of $0.2 million in SG&A for severance related expenses in the quarter ended June 30, 2009.

On July 21, 2009 the Company announced additional involuntary lay-offs in North America, reducing staffing by 44 employees. The Company expects to record a $0.1 million charge for severance related expenses during the third quarter of 2009.

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

We are also subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks, related to creditworthiness and nonperformance, have been considered in the fair value measurements of our foreign currency forward exchange contracts.

We also expect that some of our customers and vendors may experience difficulty in maintaining the liquidity required to buy inventory or raw materials. We continue to monitor our customers’ financial condition in order to mitigate our accounts receivable collectibility risks.

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

On March 16, 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan.  This term loan replaced a multi-currency secured credit facility, which as of March 15, 2009 had an outstanding balance of $8.0 million. The term loan is secured by substantially all of the Company’s assets, a negative pledge on the Company’s headquarters in Elmira, NY and a pledge of  66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH. Interest is based on one-month London Interbank

Offered Rates (“LIBOR”) plus 5.0%.  The interest rate will increase by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times.  The Company is currently evaluating long-term financing alternatives to replace the term loan with a flexible credit facility that could adjust to working capital needs as business volumes dictate.

Results of Operations

Summarized selected financial data for the three months and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		$		%	Six months ended June 30,		$		%
	2009	2008	Change		Change	2009	2008	Change		Change
	(dollars in thousands, except per share data)
Orders	$44,566	$109,357	$(64,791)		(59)%	$77,373	$202,477	$(125,104)		(62)%
Net sales	55,262	96,565	(41,303)		(43)%	107,376	182,164	(74,788)		(41)%
Gross profit	12,946	30,310	(17,364)		(57)%	26,997	55,438	(28,441)		(51)%
Selling, general and administrative expenses	17,142	27,963	(10,821)		(39)%	35,292	51,464	(16,172)		(31)%
Other expense (income)	637	(68)	705		(1037)%	448	1,956	(1,508)		(77)%
(Loss) income from operations	(4,833)	2,415	(7,248)		(300)%	(8,743)	2,018	(10,761)		(533)%
Net (loss) income	(4,957)	448	(5,405)			(10,333)	(282)	(10,051)
Diluted (loss) earnings per share	$(0.44)	$0.04	$(0.48)			$(0.91)	$(0.02)	$(0.89)
Weighted average shares outstanding (in thousands)	11,373	11,370	3			11,371	11,312	59
Gross profit as % of net sales	23.4%	31.4%	(8.0	)pts.		25.1%	30.4%	(5.3	)pts
Selling, general and administrative expenses as % of sales	31.0%	29.0%	2.0	pts.		32.9%	28.3%	4.6	pts.
Other expense (income) as % of net sales	1.2%	(0.1)%	1.3	pts.		0.4%	1.1%	(0.7	)pts.
(Loss) income from operations as % of net sales	(8.7)%	2.5%	(11.2	)pts.		(8.1)%	1.1%	(9.2	)pts.
Net (loss) income as % of net sales	(9.0)%	0.5%	(9.5	)pts.		(9.6)%	(0.2)%	(9.4	)pts.

Orders:   The table below summarizes orders by geographical region for the three months and six months ended June 30, 2009 compared to the same period in 2008:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
Orders from Customers in:
North America	$11,107	$31,761	(65)%	$23,546	$57,459	(59)%
Europe	14,228	56,118	(75)%	30,350	99,466	(69)%
Asia & Other	19,231	21,478	(10)%	23,477	45,552	(48)%
	$44,566	$109,357	(59)%	$77,373	$202,477	(62)%

Orders, net of cancellations, for the three months ended June 30, 2009 were $44.6 million, a decrease of $64.8 million or 59% compared to the three months ended June 30, 2008.  Orders, net of cancellations, for the six months ended June 30, 2009 were $77.4 million, a decrease of $125.1 million or 62% compared to the six months ended June 30, 2008.  The decrease in orders is directly related to the global economic recession and related financial crisis which has affected all of the regions and product lines in which we conduct business. Currency exchange rates had an unfavorable impact on new orders of approximately $1.9 million for the three months and $3.4 million for the six months ended June 30, 2009 compared to the same period in 2008. Cancellations related to current economic conditions for the three and six months ended June 30, 2009 were $2.1 million and $4.2 million, respectively.

North American orders decreased by $20.7 million or 65% for the three months ended June 30, 2009 and $33.9 million or 59% for the six months ended June 30, 2009 compared to the same periods in 2008 primarily due to the global economic recession and related financial crisis.  The decreases were noted across all of our product lines.

European orders decreased by $41.9 million or 75% for the three months ended June 30, 2009 and $69.1 million or 69% for the six months ended June 30, 2009 compared to the same periods in 2008. This decrease was noted across all of our product lines and countries within Europe.  The decreases in comparison to the prior periods were influenced by an unfavorable foreign currency translation impact on European orders of approximately $1.8 million and $3.4 million for the three and six months ended June 30, 2009, respectively.

Asia & Other orders decreased by $2.2 million or 10% for the three months ended June 30, 2009 and $22.1 million or 48% for the six months ended June 30, 2009 compared to the same periods in 2008. The negative order trends were less severe in China, where we experienced a second quarter increase in orders of $4.0 million or 29% and a year-to date decline of $3.6 million or 12% compared to the rest of the Asia and Other region which experienced declines in excess of 80% for the three and six months ended June 30, 2009, compared to the same periods in 2008.  The increase in order activity in China for the three months ended June 30, 2009 can be attributed to two large orders totaling approximately $5.6 million in the computer and consumer electronics industry. The orders are expected to ship primarily during the third quarter of 2009. The impact of foreign currency translation on Asia and Other orders for the three and six months ended June 30, 2009 compared to the same periods in the prior year was not material.

Net Sales.  The table below summarizes net sales by geographical region for the three and six months ended June 30, 2009 compared to the same periods in 2008:

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
Net Sales to Customers in:
North America	$14,546	$30,549	(52)%	$30,669	$59,105	(48)%
Europe	23,779	44,753	(47)%	48,066	82,316	(42)%
Asia & Other	16,937	21,263	(20)%	28,641	40,743	(30)%
	$55,262	$96,565	(43)%	$107,376	$182,164	(41)%

Net sales for the three months ended June 30, 2009 were $55.3 million, a decrease of $41.3 million or 43% compared to the same period in 2008.  Net sales for the six months ended June 30, 2009 were $107.4 million, a decrease of $74.8 million or 41% compared to the same period in 2008. Similar to our order activity, the decreases in sales were primarily the result of the global economic recession and the related financial crisis.  We are experiencing these decreases in all of the regions in which the Company conducts business for both the three and six month periods ended June 30, 2009 compared to the same periods in the prior year, with the exception of China.  China sales increased 15% for the three months ended June 30, 2009 and decreased 10% for the six months ended June 30, 2009 compared to the same periods in the prior year.  Sales in Grinding decreased by 29% and 20% for the three and six month periods ended June 30 2009 compared to a decrease of 48% in Turning and Milling for the three and six month periods ended June 30 2009 compared to the same periods in the prior year.  Currency exchange rates had an unfavorable impact on sales of approximately $3.4 million for the three months ended June 30, 2009 compared to the same period in 2008 and approximately $7.9 million for the six months ended June 30, 2009 compared to the same period in 2008.

North American net sales decreased by $16.0 million or 52% for the three months ended June 30, 2009 and $28.4 million or 48% for the six months period ended June 30, 2009 compared to the same periods in 2008.  These decreases were primarily due to the global economic recession and related financial crisis. This decrease was noted across all of our product lines and countries within North America.

Europe net sales decreased by $21.0 million or 47% for the three months ended June 30, 2009 and $34.3 million or 42% for the six months period ended June 30, 2009 compared to the same periods in 2008. Sales in Grinding decreased by 22% and 11% for the three and six month periods ended June 30 2009 compared to a decrease of 64% and 58% in Turning and Milling for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year.  Currency exchange rates had an unfavorable impact on sales of approximately $3.1 million for the three months ended June 30, 2009 compared to the same period in 2008 and approximately $7.2 million for the six months ended June 30, 2009 compared to the same period in 2008.

Net sales to customers in Asia & Other decreased by $4.3 million or 20% for the three months ended June 30, 2009 and $12.1 million or 30% for the six months period ended June 30, 2009 compared to the same periods in 2008. Sales in Grinding decreased by 43% and 36% for the three and six month periods ended June 30, 2009 compared to a decrease of 4% and 26% in Turning and Milling for the three and six month periods ended June 30, 2009, compared to the same periods in the prior year.  The impact of foreign currency translation on sales for the three and six months ended June 30, 2009 compared to the same periods in the prior year was not material.

Results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate during the periods presented. For the second quarter of 2009, the U.S. Dollar strengthened by 21% against the British Pound Sterling, 8% against the New Taiwanese Dollar, 7% against the Swiss Franc, and 13% against the Euro compared to the average rates during the same period in 2008. The U. S. Dollar weakened by 2% against the Chinese Renminbi.  The net of these foreign currencies relative to the U.S. Dollar was an approximate unfavorable impact of approximately $3.4 million and $7.9 on net sales for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008.

Net sales of machines account for approximately 75% consolidated net sales for the three and six months ended June 30, 2009 and 2008. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the three months ended June 30, 2009 was $12.9 million, a decrease of $17.4 million or 57.3% compared to the three months ended June 30, 2008.  Gross profit for the six months ended June 30, 2009 was $27.0 million, a decrease of $28.4 million or 51.3% compared to the six months ended June 30, 2008.  The decreased gross profit is due to the $41.3 million and $74.8 million reduction in sales for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008 as well as lower gross margins due to increasingly competitive business conditions.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (SG&A) expenses were $17.1 million, or 31.0% of net sales for the three months ended June 30, 2009, a decrease of $10.8 million or 39% compared to $28.0 million or 29.0% of net sales for the three months ended June 30, 2008. SG&A expenses were $35.3 million, or 32.9% of net sales for the six months ended June 30, 2009, a decrease of $16.2 million or 31% compared to $51.5 million or 28.3% of net sales for the six months ended June 30, 2008.

SG&A for the three months ended June 30, 2009 were favorable to the same period in 2008 due to 2008 expenses of $1.9 million in severance costs in the US and UK and  $0.3 million related to the legal entity restructuring of businesses in Europe and Asia.  The decrease was also driven by the impact of lower commissions and strategic actions taken by the Company to manage operating expenses as a result of the current order and sales activity levels as well as a favorable foreign currency translation impact of approximately $1.4 million compared to the same period in 2008. Exclusive of the foreign currency translation in 2009 and severance and restructuring related charges in 2008, SG&A decreased $7.3 million over the same period in 2008 which is primarily due to the impact of lower commissions, and strategic actions taken to manage operating expenses as a result of the current sales and order activity level.

SG&A for the six months ended June 30, 2009 were favorable to the same period in 2008 due to 2008 expenses discussed above as well as the impact of lower commission levels and strategic actions taken by the Company to manage operating expenses as a result of the current order and sales activity levels.  Foreign currency translation had a favorable impact of approximately $3.2 million compared to the same period in 2008. These favorable actions were offset by a $1.5 million charge related to a Voluntary Early Retirement Program (VERP) and severance related expenses in the U.S. and Europe.  Exclusive of the foreign currency translation, VERP and severance related charges in 2009 and the $1.9 million in severance costs in the US and UK and $0.3 million related to the legal entity restructuring of business in Europe and Asia in 2008, SG&A decreased $12.3 million over the same period in 2008 which is primarily due to the impact of lower commissions and strategic actions taken to manage operating expenses as a result of the current sales and order activity level.

Other Expense (Income). Other expense was $0.6 million for the three months ended June 30, 2009 compared to $0.1 million income for the same period of the prior year. Other expense was $0.4 million for the six months ended June 30, 2009 compared to $2.0 million expense in the same period of the prior year. The improvement over the six months ended June 30, 2008 is primarily related to realized and unrealized foreign exchange gains and losses.

(Loss) Income from Operations.  Loss from operations was $4.8 million, or (8.7)% of net sales for the three months ended June 30, 2009 compared to income of $2.4 million in the same period of the prior year.  Loss from operations was $8.7 million, or (8.1)% of net sales for the six months ended June 30, 2009 compared to income of $2.0 million in the same period of the prior year.

Interest Expense & Interest Income.  Net interest expense was $0.2 million and $1.4 million for the three and six months ended June 30, 2009 compared to $0.3 million and $0.7 million for the same periods in 2008. The increase for the six months of 2009 compared to the same period in 2008 is attributed to $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which were expensed in the first half of 2009 offset by higher levels of borrowings during the same period in the prior year.

Income Taxes.  The provision for income taxes was $(0.11) million and $0.17 million for the three and six months ended June 30, 2009, compared to $1.6 million for the three and six months ended June 30, 2008.  The effective tax rate was (2.2)% and 1.7% for the three and six months ended June 30, 2009, compared to 78.5% and 122.0% for same periods in 2008.

This difference was driven by the non-recognition of tax benefits in 2009 for certain entities in a loss position for which a full valuation allowance has been recorded, but which were not so situated in 2008.  In addition, the effective tax rate was affected by the mix of earnings by country.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2009 effective income tax rate to be in the range of (5%) to 10%, inclusive of the effects of the valuation allowances described above, and excluding discrete items, which would have a 2.5% favorable impact on the effective tax rate.

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

The effective tax rate for the six month period ended June 30, 2009 of 1.7% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net (Loss).  Net loss for the three months ended June 30, 2009 was $5.0 million, or (9.0%) of net sales, compared to a net income of $0.4 million, or 0.5% of net sales for the three months ended June 30, 2008. Net loss was $10.3 million or (9.6%) of net sales for the six months ended June 30, 2009 compared to a net loss of $0.3 million or (0.2%) of net sales for the six months ended June 30, 2008.  Basic and diluted (loss) per share for the three months ended June 30, 2009 were ($0.44) compared to basic and diluted earnings of $0.04 for the three months ended June 30, 2008. Basic and diluted (loss) per share for the six months ended June 30, 2009 were ($0.91) compared to ($0.02) for the six months ended June 30, 2008.

Liquidity and Capital Resources

At June 30, 2009 cash and cash equivalents were $16.5 million compared to $18.4 million at December 31, 2008.  The $1.9 million decrease in cash was driven by a $16.6 million repayment of outstanding debt and debt issuance fees, and 1.7 million capital expenditures, offset by cash flow generated by operating activities of $16.6 million. The cash flow from operating activities was generated as a result of net working capital reductions due to global economic business conditions.  The current ratio at June 30, 2009 was 3.79:1 compared to 2.80:1 at December 31, 2008.  The improvement in the current ratio is a direct result of the reduction in net working capital, which included the $16.6 million reduction in outstanding debt and fees.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the six months ended June 30, 2009 compared to the same period in 2008 are summarized in the table below:

	Six months ended June 30,
	(dollars in thousands)
	2009	2008
Net cash provided by operating activities	$16,648	$4,324
Cash flow used in investing activities	$(1,646)	$(2,454)
Capital expenditures (included in investing activities)	$(1,655)	$(2,514)

Net cash provided by operating activities was $16.6 million for the six months ended June 30, 2009 compared to $4.3 million for the same period in 2008 an increase of $12.3 million. This increase is attributed to lower sales levels due to the global economy. In response to the reduced sales levels, we have cut manufacturing production, and reduced our workforce and discretionary spending. As the sales level and manufacturing output have decreased, our balance sheet has contracted resulting in increased cash provided by operating activities. This increase in cash provided by operating activities was primarily driven by decreases in accounts receivable and inventory of $22.2 million and $14.7 million, respectively. Reducing cash provided by operating activities were decreases in accrued expenses of $9.4 million, driven by reductions in customer prepayments, and decreases in accounts payable of $6.5 million related to spending cuts and reductions in material purchases.

Net cash used in investing activities was $1.6 million for the six months ended June 30, 2009 compared to $2.5 million for the same period in 2008. Capital expenditures for the six months ended June 30, 2009 included modest investment in manufacturing equipment and updates to our overall information technology infrastructure.

Cash Flow (Used In) Provided by Financing Activities:

Cash flow (used in) provided by financing activities for the six months ended June 30, 2009 and 2008, are summarized in the table below:

	Six months ended June 30,
	(dollars in thousands)
	2009	2008
Borrowings (repayments) of short-term notes payable	$8,354	$(2,800)
(Repayments) borrowings of long-term debt	(24,269)	910
Net purchases of treasury stock	—	(589)
Payments of dividends	(173)	(1,148)
Payments of debt issuance fees	(706)	(893)
Net cash (used in) financing activities	$(16,794)	$(4,520)

Cash flow used in financing activities was $16.8 million for the six months ended June 30, 2009 compared to cash flow used in financing activities of $4.5 million for the same period in 2008. During the six months ended June 30, 2009, we used $24.0 million to repay the multi-currency debt facility. We borrowed $8.4 on the new term loan.  Dividend payments during the first six month of 2009 decreased by $1.0 million over the same period in 2008 as a result of our decreasing the quarterly dividend payout to $0.01 per share for March 2009 and $0.005 per share for June 2009.  During the first six months of 2009, we paid fees of $0.7 million related to the term loan facility and the multi-currency debt facility compared to $0.9 million during the same period of 2008.

There were no shares of stock purchased under our Stock Repurchase Program during the first six months of 2009. During the six months ended June 30, 2008, we used $0.6 million to purchase stock through this program. We repurchased 45,500 shares of stock at an average price of $12.72 per share.

Debt outstanding, including notes payable was $12.2 million on June 30, 2009 compared to $26.2 million on June 30, 2008.

Credit Facilities:

In March 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan due on March 16, 2010.  This term loan replaced a multi-currency secured credit facility.  The term loan is secured by substantially all of the Company’s assets, a negative pledge on the Company’s headquarters in Elmira, NY and a pledge of 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH. Interest is based on one-month London Interbank Offered Rates (“LIBOR”) plus 5.0%.  The interest rate will increase by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times. Prior to the closing of the term loan, we used cash on hand generated from operating results to reduce the outstanding obligations under the multi-currency credit facility to $8.0 million. Borrowings were $8.4 million on the term loan at June 30, 2009. The Company is currently evaluating long-term financing alternatives to replace the term loan with a flexible credit facility that could adjust to working capital needs as business volumes dictate.

In March 2009, we terminated the five-year $100.0 million multi-currency secured credit facility, which we entered into in June, 2008. The Company took a non-cash charge of $1.0 million in the first quarter of 2009 related to the unamortized deferred financing costs in connection with this termination.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. There was no balance outstanding at June 30, 2009 or December 31, 2008.

In December 2008, our Kellenberger AG (“Kellenberger”) subsidiary replaced their existing credit facilities and loan agreements with two new unsecured loan facilities with banks providing for borrowing of up to 11.5 million Swiss Francs, which is equivalent to approximately $10.6 million at June 30, 2009. These lines provide for interest at competitive short-term interest rates and carry no commitment fees on unused funds. At June 30, 2009 there were no borrowings under these facilities.

In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 180.0 million New Taiwanese Dollars which was equivalent to approximately $5.5 million. At June 30, 2009 and December 31, 2008 borrowings under this agreement were $3.8 million and $4.1 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese Dollars, which is equivalent to approximately $0.1 million.

At June 30, 2009, our only covenant requirement was with the Kellenberger facility which contained a minimum equity specified ratio. We were in compliance with that covenant at June 30, 2009.

The Company had access of up to $27.4 million at June 30, 2009 and availability of $8.6 million net of current borrowings and letters of credit.  Total consolidated outstanding borrowings at June 30, 2009 and December 31, 2008 were $12.2 million and $28.1 million, respectively.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first six months of 2009.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2008 Annual Report on Form 10-K, as amended.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There has been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain of our officers and former officers.  This complaint, as amended, alleges that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  On May 29, 2009, the Company filed a motion to dismiss the complaint.  While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

Item 1.a.  Risk Factors

There is no change to risks factors disclosed in the Company’s Annual Report on Form 10K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Default upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of Shareholders of Hardinge Inc. was held on May 5, 2009.   A total of 9,954,557 of the Company’s shares were present or represented by proxy at the meeting. This represents approximately 86% of the Company’s shares outstanding. The two Class III directors below were elected to serve a three-year term and Richard L. Simons was elected to fill the vacancy created by a resignation and will serve through the remainder of that term which expires at the 2010 Annual Meeting.

	Votes For	Votes Withheld/Against
Class III Directors
Douglas A. Greenlee	9,742,686	211,871
John J. Perrotti	9,741,641	212,916

Class I Director
Richard L. Simons	9,756,863	197,694

Daniel J. Burke, J. Philip Hunter, Mitchell I. Quain, and Kyle Seymour continued as directors of the Company.  The election of Ernst & Young LLP as the Company’s independent registered public accountants for the year 2009 was ratified with 9,891,522 shares voted in favor, 39,611 shares voted against and 23,424 shares abstained.

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

Hardinge Inc.

August 6, 2009	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO
(Principal Executive Officer)

August 6, 2009	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)

August 6, 2009	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)