Form 10-Q
period 2009-09-30
HARDINGE INC
filed 2009-11-05
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of  September  30, 2009 there were 11,522,252 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands)

	September 30,	December 31,
	2009	2008
	Unaudited
Assets
Cash and cash equivalents	$25,355	$18,430
Accounts receivable, net	35,641	60,110
Notes receivable, net	1,063	994
Inventories, net	115,400	144,957
Deferred income taxes	407	398
Prepaid expenses	10,439	10,964
Total current assets	188,305	235,853

Property, plant and equipment	182,458	183,387
Less accumulated depreciation	125,161	123,790
Net property, plant and equipment	57,297	59,597

Notes receivable, net	634	923
Deferred income taxes	1,555	1,406
Intangible assets	10,554	10,725
Other long-term assets	627	1,321
Total non-current assets	13,370	14,375

Total assets	$258,972	$309,825

Liabilities and shareholders’ equity
Accounts payable	$15,703	$20,059
Notes payable to bank	8,354	—
Accrued expenses	24,670	33,255
Accrued income taxes	1,709	2,911
Deferred income taxes	3,568	3,466
Current portion of long-term debt	563	24,549
Total current liabilities	54,567	84,240

Long-term debt	3,234	3,572
Accrued pension expense	43,435	44,962
Accrued postretirement benefits	2,764	2,528
Accrued income taxes	2,321	2,153
Other liabilities	4,423	4,243
Total other liabilities	56,177	57,458

Common Stock - $0.01 par value	125	125
Additional paid-in capital	114,429	114,841
Retained earnings	67,444	92,700
Treasury shares — 950,740 shares at September 30, 2009 and 1,003,828 shares at December 31, 2008	(12,133)	(13,037)
Accumulated other comprehensive (loss)	(21,637)	(26,502)
Total shareholders’ equity	148,228	168,127

Total liabilities and shareholders’ equity	$258,972	$309,825

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$50,064	$86,614	$157,440	$268,778
Cost of sales	46,315	68,536	126,694	195,262
Gross profit	3,749	18,078	30,746	73,516

Selling, general and administrative expenses	17,856	22,482	53,148	73,923
Other expense (income)	304	150	752	2,129
Impairment charge	—	2,720	—	2,720
(Loss) income from operations	(14,411)	(7,274)	(23,154)	(5,256)

Interest expense	232	377	1,705	1,298
Interest income	(41)	(70)	(95)	(253)
(Loss) income before income taxes	(14,602)	(7,581)	(24,764)	(6,301)

Income tax expense	90	757	261	2,319
Net (loss) income	$(14,692)	$(8,338)	$(25,025)	$(8,620)

Per share data:

Basic (loss) earnings per share:	$(1.29)	$(0.74)	$(2.20)	$(0.76)
Weighted average number of common shares outstanding (in thousands)	11,373	11,304	11,372	11,309

Diluted (loss) earnings per share:	$(1.29)	$(0.74)	$(2.20)	$(0.76)
Weighted average number of common shares outstanding (in thousands)	11,373	11,304	11,372	11,309

Cash dividends declared per share	$0.005	$0.05	$0.02	$0.15

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Operating activities
Net (loss)	$(25,025)	$(8,620)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Noncash — inventory write down	7,591	6,275
Impairment charge	—	2,720
Depreciation and amortization	6,471	7,456
Provision for deferred income taxes	(468)	1,100
Loss (gain) on sale of asset	105	(23)
Debt issuance amortization	1,243	239
Unrealized intercompany foreign currency transaction (gain) loss	(215)	1,831
Changes in operating assets and liabilities:
Accounts receivable	24,937	494
Notes receivable	229	1,049
Inventories	24,669	845
Prepaids/other assets	1,015	(6,255)
Accounts payable	(4,628)	(965)
Accrued expenses	(10,316)	(1,959)
Accrued postretirement benefits	(154)	(320)
Net cash provided by operating activities	25,454	3,867

Investing activities
Capital expenditures	(2,254)	(3,356)
Proceeds from sale of asset	21	60
Net cash (used in) investing activities	(2,233)	(3,296)

Financing activities
Increase (decrease) in short-term notes payable to bank	8,354	(2,458)
(Decrease) increase in long-term debt	(24,406)	2,265
Net purchases of treasury stock	—	(589)
Dividends paid	(231)	(1,719)
Debt issuance fees paid	(706)	(893)
Net cash (used in) financing activities	(16,989)	(3,394)

Effect of exchange rate changes on cash	693	58
Net increase (decrease) in cash	6,925	(2,765)

Cash at beginning of period	18,430	16,003

Cash at end of period	$25,355	$13,238

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2009

NOTE 1—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  We operate in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the September 30, 2009 presentation.

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

Revenue from extended warranties is deferred and recognized on a pro-rata basis across the term of the warranty contract.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 3 — SIGNIFICANT RECENT EVENTS

On March 16, 2009, we entered into a new financing arrangement with a bank, which provided the Company a $10 million term loan (“term loan”) due March 16, 2010 secured by substantially all of the Company’s U.S. assets (exclusive of real property), a negative pledge on the Company’s headquarters in Elmira, NY and a pledge of 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH. Proceeds from the term loan were used to repay $8.0 million of Company indebtedness under the multi-currency secured credit facility entered into in June 2008. The multi-currency secured credit facility has been paid in full and terminated. The Company is currently evaluating long-term financing alternatives to replace the term loan with a flexible credit facility that could adjust to working capital needs as business volumes dictate.

On August 20, 2009, our Swiss subsidiary Kellenberger, AG entered into two new credit facilities with a bank.  These new agreements provide Kellenberger with a CHF 5.0 million ($4.8 million equivalent) working capital facility secured by substantially all of the Company’s real estate in St. Gallen, Switzerland and a CHF 7.5 million ($7.2 million equivalent) unsecured credit facility to provide for guarantees, documentary credit, and margin cover for foreign exchange trades. The two new facilities replaced a CHF 7.5 million ($7.2 million equivalent) credit facility with the same bank that provided CHF 3 million ($2.9 million equivalent) for working capital and up to CHF 7.5 million ($7.2 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades.  There were no borrowings on these facilities at September 30, 2009. The credit facilities contain a minimum equity ratio covenant.

At September 30, 2009, the Company had borrowings of $8.4 million outstanding under the term loan. At December 31, 2008, the Company had borrowings of $24.0 million outstanding under the former multi-currency secured credit facility. Total consolidated outstanding borrowings at September 30, 2009 and December 31, 2008 were $12.1 million and $28.1 million, respectively.  The reduction in debt was funded with cash flow from operations.  The Company had access of up to $32.7 million at September 30, 2009 and availability of $14.5 million net of current borrowings and letters of credit, of which $8.3 million is available for working capital purposes.

In response to the global economic recession and the weakness in the machine tool industry, the Company is continually assessing and implementing cost reduction initiatives. During 2009, the Company has implemented the following cost reduction actions:

In February 2009, the Company implemented a Voluntary Early Retirement Program (VERP). The VERP was offered to employees whose sum of current age and length of service equaled 94 years or more as of April 1, 2009. This VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. This VERP also provided 10 weeks of severance pay.  The Company recorded a charge for the VERP of approximately $0.9 million during the quarter ended March 31, 2009.

In March 2009, the Company implemented voluntary and involuntary lay-offs in North America and Europe, reducing staffing by 72 employees. The Company recorded a $0.6 million charge for severance related expenses during the quarter ended March 31, 2009.

In May 2009, the Company implemented a series of further cost reduction initiatives as a result of the continued weakness in the machine tool industry.  These actions included: a pay reduction for all U.S. based salaried employees, including corporate officers, by 5%, which, when combined with a similar action in February 2009, brings the year to date pay decreases to 10%; a reduction to the Board of Directors’ cash compensation of 10%; suspension of the accrual of benefits for active employees under the U.S. defined

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 3 — SIGNIFICANT RECENT EVENTS (continued)

benefit pension plan (which was closed to new participants in 2004), and suspension of Company contributions to the 401(K) program as of June 15, 2009.  The Company also implemented a ten week furlough for approximately 80 employees in the Elmira, NY machine manufacturing division. The furlough ran from May 11 to July 17, 2009, with furloughed employees returning to work on July 20, 2009.

In June 2009, the Company announced the closure of its Exeter, England facility, which was used primarily for back office support operations, and consolidated the operation into its Leicester, England facility. The consolidation with the Leicester facility provides operational efficiencies, as well as cost savings. In conjunction with the closure, the Company reduced staff by 7 employees through involuntary lay-offs and early retirements. The Company ceased operational activities in Exeter and exited the facility in September 2009.  The Company recorded a charge of $0.8 million and $1.0 million in SG&A for these severance related and restructuring expenses in the quarter and nine months ended September 30, 2009, respectively.

In August 2009, in our Switzerland based operations, the Company announced an involuntary lay-off reducing the workforce by approximately 65 employees, effective near the end of the year, which is after the statutorily mandated notification period.  The Company recorded a $0.2 million charge for severance related expenses in the quarter ended September 30, 2009. We anticipate that we will record an additional charge for severance related expenses of approximately $0.1 million in the fourth quarter of 2009.

In July 2009, the Company implemented additional involuntary lay-offs in North America.  On August 6, 2009 the Company announced strategic changes within the Elmira, NY manufacturing facility. Historically, this facility has been a vertically integrated operation converting raw material to parts and components and ultimately finished goods, the costs of which have proven to be prohibitive at today’s volumes. During the third quarter, the Company began moving towards a variable cost business model, outsourcing many of the non-critical components and subassemblies for machines currently manufactured in the Elmira facility. As a result of this strategic change, the Company will be closing significant sections of the Elmira manufacturing operation involved in parts production. These changes will reduce the Elmira workforce by approximately 112 employees by December 31, 2009. During the third quarter of 2009, the Elmira workforce was reduced by 82 employees.  The Company recorded a charge for severance related expenses of $1.6 million in the quarter ended September 30, 2009. The Company also recorded a charge of $5.0 million for inventory write-downs during the third quarter of 2009 as a result of these strategic actions. The Company intends to identify certain Elmira-based machinery and equipment as available for sale in the fourth quarter of 2009, and will record an impairment charge at that time, which is not expected to exceed $2.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 4—STOCK-BASED COMPENSATION

All of our equity-based payments to employees, including grants of employee stock options are recognized in our statement of operations based on the grant date fair value of the award.

We did not issue any new stock options during the first nine months of 2009 or 2008. We issued 46,000 stock options in December of 2008. During the three months and nine months ended September 30, 2009, expense recognized on these options was immaterial. All of the other previously awarded stock option grants were fully vested at the date of the adoption of the revised FASB standard, thus, we did not recognize any share-based compensation expense related to those stock options.

For restricted stock awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards over the requisite service period of the grant.  A summary of the restricted stock activity under the Incentive Stock Plan for the three month and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Shares and units at beginning of period	183,000	143,733	179,483	177,000
Shares/Units granted	—	—	26,000	42,000
Shares vested	—	—	(20,883)	(33,750)
Shares cancelled or forfeited	(10,000)	—	(11,600)	(41,517)
Shares and units at end of period	173,000	143,733	173,000	143,733

The value of the restricted stock awarded in the nine months ended September 30, 2009 and 2008 was $0.1 million and $0.5 million, respectively. Total share-based compensation expense relating to restricted stock for the three months and nine months ended September 30, 2009 was $0.1 million and $0.3 million, respectively. Total share-based compensation expense for the three months and nine months ended September 30, 2008 was $0.1 million and $0.3 million, respectively. At September 30, 2009, the compensation cost not yet recognized on these shares was $1.0 million, which will be amortized over a weighted average term of 2.3 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 5—EARNINGS PER SHARE AND WEIGHTED AVERAGE SHARES OUTSTANDING

Basic (loss) earnings per share are computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands except for per share data)
Net (loss)	$(14,692)	$(8,338)	$(25,025)	$(8,620)
Numerator for basic (loss) per share	(14,692)	(8,338)	(25,025)	(8,620)
Numerator for diluted (loss) per share	(14,692)	(8,338)	(25,025)	(8,620)
Denominator for basic (loss) per share-weighted average shares (in thousands)	11,373	11,304	11,372	11,309
Effect of diluted securities:
Restricted stock and stock options (in thousands)	—	—	—	—
Denominator for diluted (loss) earnings per share-adjusted weighted average shares (in thousands)	11,373	11,304	11,372	11,309

Basic (loss) per share	$(1.29)	$(0.74)	$(2.20)	$(0.76)
Diluted (loss) per share	$(1.29)	$(0.74)	$(2.20)	$(0.76)

There is no dilutive effect of the restrictive stock and stock options for the three month periods and the nine month periods ended September 30, 2009 and 2008, since the impact would be anti-dilutive.

NOTE 6—INVENTORIES

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	September 30,	December 31,
	2009	2008
	(dollars in thousands)
Finished products	$63,025	$74,287
Work-in-process	23,693	32,827
Raw materials and purchased components	28,682	37,843
Inventories, net	$115,400	$144,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but rather reviewed at least annually for impairment or reviewed for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment.

At September 30, 2009, we do not have any amounts recorded as goodwill on our balance sheet. During 2008, we conducted impairment testing and concluded that the implied fair value of our remaining goodwill and a portion of our intangible assets were $0. Therefore, we recorded a goodwill impairment charge of $23.8 million as well as $0.6 million impairment on other intangible assets in 2008.

Other intangible assets include $6.8 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  We use the Bridgeport brand name on all of our machining center lines, and therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment. Amortizable intangible assets of $3.7 million include the Bridgeport technical information, patents, distribution agreements, and other items. These assets are tested for impairment when indicators of impairment are present. The estimated useful lives of these intangible assets range from five to ten years.

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

A reconciliation of the changes in our product warranty accrual during the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Balance at the beginning of period	$2,534	$2,725	$2,872	$2,469
Warranty settlement costs	(670)	(935)	(1,928)	(1,967)
Warranties Issued	775	969	2,110	2,702
Changes in accruals for pre-existing warranties	(126)	59	(499)	(570)
Other — currency translation impact	87	(163)	45	21
Balance at the end of period	$2,600	$2,655	$2,600	$2,655

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

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

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was .6 % and 1.1% for the three months and nine months ended September 30, 2009, respectively.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2006 to 2008 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2003 to 2008 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At September 30, 2009 and December 31, 2008, we had a $2.4 million and $2.2 million liability recorded for uncertain income tax positions, respectively, which included interest and penalties of $0.7 million and $0.6 million, respectively. If recognized, the liability with related penalties and interest at September 30, 2009 and December 31, 2008 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

During the quarter ended June 30, 2009, we reviewed the historical tax filing positions at one of our foreign subsidiaries, and determined that more likely than not that $0.47 million of its deferred tax assets can be used to generate refund claims, and thus that portion of the existing valuation allowance has been released.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 10—PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs for the consolidated company for the three and nine months ended September 30, 2009 and 2008 is presented below:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Service cost	$606	$851	$2,559	$2,566
Interest cost	2,170	2,329	6,510	6,858
Expected return on plan assets	(2,501)	(2,837)	(7,503)	(8,381)
Amortization of prior service cost	(26)	(13)	(77)	(38)
Amortization of transition asset	(56)	(90)	(168)	(270)
Amortization of loss	381	(6)	1,142	64
Curtailment	70	—	70	—
Net periodic benefit cost	$644	$234	$2,533	$799

A summary of the components of net post-retirement benefits costs for the consolidated company for the three and nine months ended September 30, 2009 and 2008 is presented below:

	Post-retirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)

Service cost	$4	$7	$13	$20
Interest cost	51	37	152	113
Amortization of prior service cost	(126)	(126)	(379)	(379)
Amortization of actuarial gain	(4)	—	(11)	—
Special termination benefits	—	—	376	—
Net periodic benefit (credit) cost	$(75)	$(82)	$151	$(246)

The expected contributions to be paid during the year ending December 31, 2009 to the domestic defined benefit plan are $1.8 million.  Contributions to the domestic plans as of September 30, 2009 and 2008 were $1.8 million and $5.8 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2009 to the foreign defined benefit plans are $2.5 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  As of September 30, 2009 and 2008, $1.8 million and $3.1 million of contributions have been made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 10—PENSION AND POST RETIREMENT PLANS (continued)

In May 2009, the Company announced that future accrual of benefits under its U.S. defined benefit pension plan (which was closed to new participants in 2004) would be suspended as of June 15, 2009 and Company contributions to the 401(K) program would be suspended as of the same date.

NOTE 11—REPORTING COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss), net of tax, for the three months and nine months ended September 30, 2009 and 2008 consisted of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(dollars in thousands)		(dollars in thousands)
Net (Loss) Income	$(14,692)	$(8,338)	$(25,025)	$(8,620)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	4,464	(15,920)	5,222	(1,288)
Pension liability adjustment, net of tax	(489)	259	(357)	56
Unrealized (loss) on derivatives, net of tax:
Cash flow hedges	—	—	—	(654)
Other comprehensive income (loss)	3,975	(15,661)	4,865	(1,886)
Total Comprehensive Income (Loss)	$(10,717)	$(23,999)	$(20,160)	$(10,506)

Accumulated balances of the components of other comprehensive (loss) consisted of the following at September 30, 2009 and December 31, 2008:

	Accumulated balances
	September 30,	Dec. 31,
	2009	2008
Accumulated Other Comprehensive (Loss):
Impact of SFAS 158 and 87 on retirement related plans (net of tax of $8,549 and $8,571 in 2009 and 2008, respectively)	$(44,790)	$(44,433)
Foreign currency translation adjustments	23,153	17,931
Accumulated Other Comprehensive (Loss)	$(21,637)	$(26,502)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 12— DERIVATIVE FINANCIAL INSTRUMENTS

We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. We have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of operations. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $17.3 million and $22.1 million at September 30, 2009 and December 31, 2008, respectively.

The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the adjustments on the foreign currency denominated transactions and revaluation of the foreign currency denominated assets and liabilities. At September 30, 2009, the fair value of the foreign currency forwards was a $0.2 million asset, which was included in prepaid expenses and a $0.01 million liability which was included in accrued expenses. At December 31, 2008, the fair value of the foreign currency forwards was a $0.7 million asset, which was included in prepaid expenses. The (gain) loss recognized for derivative instruments in the statement of operations for the three and nine month periods ended September 30, 2009 of ($0.03) and $0.4 million, respectively, was included in other (income) expense.

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. We are using the following fair value hierarchy definition:

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of September 30, 2009:

	Classification	Total	Level 1	Level 2	Level 3
		(in thousands)
Foreign currency forwards	Prepaid expenses	$184	$—	$184	$—
Foreign currency forwards	Accrued expenses	$13	$—	$13	$—

Fair value of foreign currency derivative assets and liabilities are determined by using market prices obtained from the banks using foreign currency spot rate and forward rates. We have elected not to measure any additional financial instruments and other items at fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 13—FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

The carrying amounts of cash and cash equivalents, trade receivables, notes receivable, and trade payables approximate fair value because of the short maturity of these financial instruments.  The fair value of our debt also approximates its carrying value.

As of September 30, 2009, we do not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

NOTE 14—COMMITMENTS AND CONTINGENCIES

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers.  This complaint, as amended, alleges that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  On May 29, 2009, the Company filed a motion to dismiss the complaint. While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

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

A substantial portion of the Pond is located on our property.  We, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.8 million. We estimated our portion of the study to be $0.11 million for which we established a reserve. As of September 30, 2009 we have incurred expenses of $0.1 million, thus the remaining reserve balance at September 30, 2009 was $0.01 million. The PRPs developed a Draft RI/FS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In April 2008, the PRPs were notified that the EPA approved the RI/FS Work Plan which now includes the PRPs’ responses to EPA’s comments on their December 6th submission.

The PRPs commenced fieldwork in the spring of 2008 and completed the field investigations that June. In the fall of 2008, the PRPs forwarded the results of the investigation to the EPA and the New York State Department of Environmental Conservation (“DEC”). During the winter and spring of 2009, the PRPs worked with the EPA and the DEC to respond to comments and to clarify and resolve technical issues. Throughout the summer and fall of 2009, the PRPs continued to address technical issues and risk assessments with the EPA and DEC, all in accordance with the Work Plan.

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

In May 2008, the Company President and CEO separated from Hardinge Inc. In conjunction with his departure, the Company recognized $1.6 million in severance related expenses during the second quarter of 2008. At September 30, 2009 the liability on our balance sheet for this reserve was $0.5 million.

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

In June 2009, the Company announced the closure of its Exeter, England facility, which was used primarily for back office support operations, and consolidated the operation into its Leicester, England facility. In conjunction with the closure, the Company reduced staff by 7 employees through involuntary lay-offs and early retirements. The Company recorded a charge of $0.8 million and $1.0 million in SG&A for these severance related and restructuring expenses in the quarter and nine months ended September 30, 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 14—COMMITMENTS AND CONTINGENCIES (continued)

In August 2009, in our Switzerland based operations, the Company announced an involuntary lay-off reducing the workforce by approximately 65 employees, effective near the end of the year, which is after the statutorily mandated notification period.  The Company recorded a $0.2 million charge for severance related expenses in the quarter ended September 30, 2009. We anticipate that we will record an additional charge for severance related expenses of approximately $0.1 million in the fourth quarter of 2009.

In July 2009, the Company implemented additional involuntary lay-offs in North America. On August 6, 2009 the Company announced strategic changes within the Elmira, NY manufacturing facility. Historically, this facility has been a vertically integrated operation converting raw material to parts and components and ultimately finished goods, the costs of which have proven to be prohibitive at today’s volumes.  During the third quarter, the Company began moving towards a variable cost business model, outsourcing many of the non-critical components and subassemblies for machines currently manufactured in the Elmira facility. As a result of this strategic change, the Company will be closing significant sections of the Elmira manufacturing operation involved in parts production. These changes will reduce the Elmira workforce by approximately 112 employees by December 31, 2009.  During the third quarter of 2009, the Elmira workforce was reduced by 82 employees.  The Company recorded a charge for severance related expenses of $1.6 million in the quarter ended September 30, 2009.

Total severance related charges for all of the items discussed above for the three and nine months ended September 30, 2009 were $2.6 million and $4.1 million, respectively. These charges were recorded in SG&A in our Statement of Operations.  At September 30, 2009, the remaining liability associated with all of the severance related charges was $3.7 million. The Company also recorded a charge of $5.0 million for inventory write-downs during the third quarter of 2009 as a result of these strategic actions. The Company intends to identify certain Elmira-based machinery and equipment related to parts manufacturing as available for sale in the fourth quarter of 2009, and will record an impairment charge at that time, which is not expected to exceed $2.5 million.

NOTE 15—SUBSEQUENT EVENTS

On October 30, 2009, our Swiss subsidiary Kellenberger, entered into a new credit facility with a bank.  This new agreement provides Kellenberger a CHF 7.0 million ($6.8 million equivalent) facility that provides for up to CHF 3.0 million ($2.9 million equivalent) working capital facility and up to CHF 7.0 million ($6.8 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades.  This facility is secured by the Company’s real estate in Biel Switzerland up to CHF 3.0 million ($2.9 million equivalent). This new facility replaced a CHF 4.0 million ($3.9 million equivalent) credit facility with the same bank that provided up to CHF 4.0 million ($3.9 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 0.5 million ($0.5 million equivalent) of this facility could be used for working capital. This new credit facility charges interest at competitive short-term interest rates and carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant.

On October 30, 2009, our Taiwanese subsidiary, entered into a new unsecured credit facility with a bank.  This new agreement provides a NT $100.0 million ($3.1 million equivalent) facility for working capital purposes. This new credit facility charges interest at competitive short-term interest rates and carries no commitment fees on unused funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2009

NOTE 16—NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles (“GAAP”) — authoritative and nonauthoritative — and making the Accounting Standards Codification (“ASC”) the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission.  This guidance, which was incorporated into ASC Topic 105, “Generally Accepted Accounting Principles,” was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on the Company’s Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This guidance, which was incorporated into ASC Topic 855, “Subsequent Events,” was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted ASC Topic 855 in the second quarter of 2009.  The Company has evaluated subsequent events through November 5, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission. We made no significant changes to our consolidated financial statements as a result of our subsequent events evaluation. Disclosures required by ASC Topic 850 are included in Note 15.

In December 2008, the FASB issued changes to “Employer’s Disclosures about Postretirement Benefit Plan Assets.”  ASC Topic 715-20 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. These changes become effective for fiscal years ending after December 15, 2009, and are not required for earlier periods presented for comparative purposes. We are currently evaluating the disclosure requirements of this new standard.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial statement notes (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2008, as amended.

Our primary business is designing, manufacturing, and distributing high precision computer controlled metal-cutting turning, grinding, and milling machines, and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China, with sales to most industrialized countries. Approximately 69% of our 2008 sales were to customers outside North America, and 70% of our 2008 products were manufactured outside of North America.  At September 30, 2009 approximately 67% of our employees were located outside of North America.

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

Beginning in late 2008 and during the first nine months of 2009, the Company has implemented a series of actions in response to the continued weakness in the machine tool industry.  These actions included: a Voluntary Early Retirement Program (VERP) covering post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first; voluntary and involuntary lay-offs as well as workforce reductions at our U.S. and European operations; a pay reduction for all U.S. based salaried employees, including corporate officers of 10%; a reduction to the Board of Directors’ cash compensation of 10%; suspension of the accrual of benefits for active employees under the U.S. defined benefit pension plan (which was closed to new participants in 2004), and suspension of Company contributions to the 401(K) program as of June 15, 2009; furloughs of employees and reduced work schedules.  The Company closed its Exeter, England facility, which was used primarily for back office support operations, and consolidated the operations into its Leicester, England facility. The consolidation with the Leicester facility provides operational efficiencies, as well as cost savings.

In August of 2009, the Company announced strategic changes within the Elmira, NY manufacturing facility. Historically, this facility has long been a vertically integrated operation with machining operations converting parts from raw castings to finished goods, the costs of which proven to be prohibitive at today’s volumes. During the third quarter, the Company began moving towards a more variable cost business model, outsourcing many of the components and subassemblies for machines currently made in the Elmira facility. The Company will be closing significant sections of the Elmira manufacturing operation involved in parts production with this change.

Total severance related charges for all of the items discussed above for the three and nine months ended September 30, 2009 were $2.6 million and $4.1 million, respectively. These charges were recorded in SG&A in our Statement of Operations.  At September 30, 2009, the remaining liability associated with the severance related charges was $3.7 million. The Company also recorded a charge of $5.0 million for inventory write-downs during the third quarter ended September 30, 2009 as a result of these strategic actions. This charge was recorded in cost of goods sold in our Statement of Operations. The Company intends to identify certain Elmira-based machinery and equipment as available for sale in the fourth quarter of 2009, and will record an impairment charge at that time, which is not expected to exceed $2.5 million.

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

Foreign currency exchange rate changes can be significant to our reported financial results for several reasons. Our primary competitors are now largely manufacturers in Japan, Germany, Switzerland, Korea and Taiwan which causes the worldwide valuation of the Japanese Yen, Euro, Swiss Franc, Korean Won, and New Taiwanese Dollar to be central to competitive pricing in all of our markets. Also, we translate the financial results of our Swiss, Taiwanese, Chinese, British, German, Dutch and Canadian subsidiaries into U.S. Dollars for consolidation and financial reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. Dollar may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

During March 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan.  This term loan replaced a multi-currency secured credit facility, which as of March 15, 2009 had an outstanding balance of $8.0 million.  During August 2009, we entered into two new credit facilities at our Swiss subsidiary.  These new facilities provide a working capital line of credit up to CHF 5.0 million ($4.8 million equivalent) and up to CHF 7.5 million ($7.2 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades.  These two new facilities replaced a CHF 7.5 million ($7.2 million equivalent) facility with the same bank that provided up to CHF 3 million ($2.9 million equivalent) for working capital and up to CHF 7.5 million ($7.2 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades.  Refer to Liquidity and Capital Resources for further details.

On October 30, 2009, we entered into a new CHF 7.0 million ($6.8 million equivalent) credit facility in our Swiss subsidiary.  This new facility provides a working capital line of credit up to CHF 3.0 million ($2.9 million equivalent) and up to CHF 7.0 million ($6.8 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades.  This facility replaced a CHF 4.0 million ($3.9 million equivalent) with the same bank that provided up to CHF 0.5 million ($.05 million equivalent) for working capital and up to CHF 4.0 million ($3.9 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades.  Additionally, on October 30, 2009, we entered into a NT $100.0 million ($3.1 million equivalent) unsecured credit facility in our Taiwanese subsidiary.  This new facility is for working capital purposes.  Refer to Liquidity and Capital Resources for further details.

Results of Operations

Summarized selected financial data for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended					Nine months ended
	September 30,		$		%	September 30,		$		%
	2009	2008	Change		Change	2009	2008	Change		Change
	(in thousands, except per share data)
Orders	$46,738	$92,149	$(45,411)		(49)%	$124,111	$294,626	$(170,515)		(58)%
Net sales	50,064	86,614	(36,550)		(42)%	157,440	268,778	(111,338)		(41)%
Gross profit	3,749	18,078	(14,329)		(79)%	30,746	73,516	(42,770)		(58%)
Selling, general and administrative expenses	17,856	22,482	(4,626)		(21)%	53,148	73,923	(20,775)		(28)%
Other expense (income)	304	150	154		103%	752	2,129	(1,377)		(65)%
(Loss) income from operations	(14,411)	(7,274)	(7,137)		98%	(23,154)	(5,256)	(17,898)		(341)%
Net (loss) income	(14,692)	(8,338)	(6,354)		76%	(25,025)	(8,620)	(16,405)		190%
Diluted (loss) earnings per share	$(1.29)	$(0.74)	$(0.55)			$(2.20)	$(0.76)	$(1.44)
Weighted average shares outstanding (in thousands)	11,373	11,304	69			11,372	11,309	63
Gross profit as % of net sales	7.5%	20.9%	(13.4)	pts.		19.5%	27.4%	(7.9)	pts
Selling, general and administrative expenses as % of sales	35.7%	26.0%	9.7	pts.		33.8%	27.5%	6.3	pts.
Other expense (income) as % of net sales	0.6%	0.2%	0.4	pts.		0.5%	0.8%	(0.3)	pts.
(Loss) income from operations as % of net sales	(28.8)%	(8.4)%	(20.4)	pts.		(14.7)%	(2.0)%	(12.7)	pts.
Net (loss) income as % of net sales	(29.3)%	(9.6)%	(19.7)	pts.		(15.9)%	(3.2)%	(12.7)	pts.

Orders:  The table below summarizes orders by geographical region for the three months and nine months ended September 30, 2009 compared to the same period in 2008:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Orders from Customers in:	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
North America	$11,433	$27,659	(59)%	$34,979	$85,118	(59)%
Europe	12,891	35,723	(64)%	38,238	135,189	(72)%
Asia & Other	22,414	28,767	(22)%	50,894	74,319	(32)%
	$46,738	$92,149	(49)%	$124,111	$294,626	(58)%

Orders, net of cancellations, for the three months ended September 30, 2009 were $46.7 million, a decrease of $45.4 million or 49% compared to the three months ended September 30, 2008.  Orders, net of cancellations, for the nine months ended September 30, 2009 were $124.1 million, a decrease of $170.5 million or 58% compared to the nine months ended September 30, 2008.  The decrease in orders is directly related to the global economic recession and related financial crisis which has affected all of the regions and product lines in which we conduct business, and is generally in line with overall industry statistics. Currency exchange rates had an unfavorable impact on new orders of approximately $0.8 million for the three months and $4.1 million for the nine months ended September 30, 2009 compared to the same period in 2008. Cancellations related to current economic conditions for the three and nine months ended September 30, 2009 were $1.6 million and $8.9 million, respectively.

North American orders decreased by $16.2 million or 59% for the three months ended September 30, 2009 and $50.1 million or 59% for the nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to the global economic recession and related financial crisis.  Decreases were noted across all of our product lines.

European orders decreased by $22.8 million or 64% for the three months ended September 30, 2009 and $97.0 million or 72% for the nine months ended September 30, 2009 compared to the same periods in 2008. Decreases were noted across all of our product lines and all of the countries within Europe. Unfavorable foreign currency translation impact on European orders of approximately $0.7 million and $4.2 million for the three and nine months ended September 30, 2009, respectively, also caused some of the decrease.

Asia & Other orders decreased by $6.4 million or 22% for the three months ended September 30, 2009 and $23.4 million or 32% for the nine months ended September 30, 2009 compared to the same periods in 2008. The decrease was noted in Grinding, and Turning and Milling.  Our China market, which had a strong second quarter with a $4.0 million or 29% increase over the prior year, experienced a decrease of $2.8 million or 14% for the three months ended September 30, 2009 and $3.6 million or 8% for the nine months ended September 30, 2009 compared to the same periods in 2008.  The second quarter increase in order activity in China was attributed to two large orders in June totaling approximately $5.6 million in the computer and consumer electronics industry. The impact of foreign currency translation on Asia and Other orders for the three and nine months ended September 30, 2009 compared to the same periods in the prior year was not material.

Net Sales.  The table below summarizes net sales by geographical region for the three and nine months ended September 30, 2009 compared to the same periods in 2008:

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
Net Sales to Customers in:	2009	2008	Change	2009	2008	Change
	(dollars in thousands)
North America	$15,704	$25,501	(38)%	$46,373	$84,606	(45)%
Europe	18,581	41,610	(55)%	66,647	123,926	(46)%
Asia & Other	15,779	19,503	(19)%	44,420	60,246	(26)%
	$50,064	$86,614	(42)%	$157,440	$268,778	(41)%

Net sales for the three months ended September 30, 2009 were $50.1 million, a decrease of $36.6 million or 42% compared to the same period in 2008.  Net sales for the nine months ended September 30, 2009 were $157.4 million, a decrease of $111.3 million or 41% compared to the same period in 2008. As with our order activity, the decreases in sales were primarily the result of the global economic recession and the related financial crisis. We experienced these decreases in all of the regions in which the Company conducts business for both the three and nine month periods ended September 30, 2009 compared to the same periods in the prior year with sales in Grinding decreasing by 32% and 28% and sales in Turning and Milling decreasing by 46% and 48%, respectively. Currency exchange rates also had an unfavorable impact on sales of approximately $0.8 million for the three months ended September 30, 2009 compared to the same period in 2008 and approximately $8.5 million for the nine months ended September 30, 2009, compared to the same period in 2008.

North American net sales decreased by $9.8 million or 38% for the three months ended September 30, 2009 and $38.2 million or 45% for the nine month period ended September 30, 2009, compared to the same periods in 2008. These decreases were primarily due to the global economic recession and related financial crisis. This decrease was noted across all of our product lines.

Net sales to customers in Europe decreased by $23.0 million or 55% for the three months ended September 30, 2009 and $57.3 million or 46% for the nine month period ended September 30, 2009 compared to the same periods in 2008. Sales in Grinding decreased by 38% and 26% for the three and nine month periods ended September 30 2009. Turning and Milling sales decreased by 70% and 63% for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year.  Currency exchange rates also had an unfavorable impact on sales of approximately $0.6 million for the three months ended September 30, 2009 compared to the same period in 2008 and approximately $7.9 million for the nine months ended September 30, 2009 compared to the same period in 2008.

Net sales to customers in Asia & Other decreased by $3.7 million or 19% for the three months ended September 30, 2009 and $15.8 million or 26% for the nine month period ended September 30, 2009 compared to the same periods in 2008. Sales in Grinding decreased by 49% and 40% for the three and nine month periods ended September 30, 2009. Turning and Milling decreased by 11% and 20% for the three and nine month periods ended September 30, 2009, compared to the same periods in the prior year.  Currency exchange rates also had unfavorable impacts on sales of approximately $0.2 million for the three months ended September 30, 2009 compared to the same period in 2008 and approximately $0.6 million for the nine months ended September 30, 2009 compared to the same period in 2008.

Results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate during the periods presented. For the third quarter of 2009, the U.S. Dollar strengthened by 13% against the British Pound Sterling, and by 5% against the New Taiwanese Dollar, the Canadian Dollar, and the Euro compared to the average rates during the same period in 2008. The U. S. Dollar weakened by 1% against the Swiss Franc, and remained stable against the Chinese Renminbi.  The net effect of these foreign currency rate changes relative to the U.S. Dollar was an unfavorable impact of approximately $0.8 million and $8.5 million on net sales for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.

Net sales of machines accounted for approximately 75% of consolidated net sales for the three and nine months ended September 30, 2009 and 2008. Sales of non-machine products and services consist of workholding, repair parts, service, and accessories.

Gross Profit.  Gross profit for the three months ended September 30, 2009 was $3.7 million, a decrease of $14.3 million or 79% compared to the three months ended September 30, 2008.  Gross profit for the nine months ended September 30, 2009 was $30.7 million, a decrease of $42.8 million or 58% compared to the nine months ended September 30, 2008.  The decreased gross profit is primarily due to the $36.6 million and $111.3 million reduction in sales for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008.  Gross profit for the three and nine months ended September 30, 2009 was negatively impacted by an inventory charge of $5.0 million related to the strategic decision to cease manufacturing non-critical parts and certain machine models in our Elmira, NY facility. Additionally, gross margin was negatively impacted by $1.1 million lower of cost or market write-downs taken on machines as a result of the current market conditions, which have forced many manufacturers and distributors to cut prices to reduce inventories. Gross profit for the three and nine month periods ended September 30, 2008 was negatively impacted by an inventory charge of $6.3 million related to the discontinuance of baseline machines and certain other machine models.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (SG&A) expenses were $17.9 million, or 35.7% of net sales for the three months ended September 30, 2009, a decrease of $4.6 million or 21% compared to $22.5 million or 26.0% of net sales for the three months ended September 30, 2008. SG&A expenses were $53.1 million, or 33.8% of net sales for the nine months ended September 30, 2009, a decrease of $20.8 million or 28% compared to $73.9 million or 27.5% of net sales for the nine months ended September 30, 2008.

SG&A for the three months ended September 30, 2009 includes $2.6 million primarily related to severance costs associated with the discontinuance of manufacturing non-critical parts and certain machine models in our Elmira, NY facility as well as workforce reductions in Europe. SG&A for the three months ended September 30, 2009 excluding these costs was $15.3 million or 30.5% of sales, a decrease of $7.2 million or 32% compared to the same period in 2008.  This decrease was driven by the impact of lower commissions and strategic actions taken by the Company to manage operating expenses as a result of the current order and sales activity levels as well as a favorable foreign currency translation impact of approximately $0.5 million compared to the same period in 2008.

SG&A for the nine months ended September 30, 2009 includes $4.1 million primarily related to severance costs.  During 2009, in addition to the workforce impact related to the discontinuance of manufacturing non-critical parts and certain machine models in our Elmira, NY facility, we have implemented workforce reduction programs in all of our subsidiaries with the exception of China as a result of the global economic crisis.  SG&A for the nine months ended September 30, 2009 excluding these costs was $49.0 million or 31.1% of sales, a decrease of $24.9 million or 34% compared to the same period in 2008.  This decrease was driven by the impact of lower commissions and strategic actions taken by the Company to manage operating expenses as a result of the current order and sales activity levels. We had a favorable foreign currency translation impact of approximately $3.3 million for the nine months ended September 30, 2009, as compared to the same period in 2008.

Impairment Charge.  There was no impairment charge for the three or nine month period ended September 30, 2009, compared to a non-cash $2.7 million impairment charge in the third quarter of 2008. In October of 2008, based on a comprehensive market evaluation, the Company determined that its model of doing business in Canada did not provide adequate returns.  As a result of this conclusion, the Company closed its facility in Mississauga, Ontario on October 28, 2008. Changes to the Company’s planned product strategy and method of delivering support to our Canadian customers, as well as a third quarter analysis of historical cash flows, triggered a review of the goodwill. The Company recorded a non-cash charge of $2.7 million in the third quarter of 2008, to reflect the diminished value of goodwill of $2.1 million and $0.6 million of intangible assets associated with our Canadian operation.

Other Expense (Income). Other expense was $0.3 million for the three months ended September 30, 2009 compared to $0.2 million expense for the same period of the prior year. Other expense was $0.8 million for the nine months ended September 30, 2009 compared to $2.1 million expense in the same period of the prior year. The improvement over the nine months ended September 30, 2008 is primarily related to realized and unrealized foreign exchange gains and losses.

(Loss) from Operations.  Loss from operations was $14.4 million, or (28.8)% of net sales for the three months ended September 30, 2009 compared to a net loss of $7.3 million in the same period of the prior year.  Loss from operations was $23.2 million, or (14.7)% of net sales for the nine months ended September 30, 2009 compared to a net loss of $5.3 million in the same period of the prior year.

Interest Expense & Interest Income.  Net interest expense was $0.2 million and $1.6 million for the three and nine months ended September 30, 2009 compared to $0.3 million and $1.0 million for the same periods in 2008. The increase for the nine months of 2009 compared to the same period in 2008 is attributed to $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which were expensed in the first half of 2009 offset by higher levels of borrowings during the same period in the prior year.

Income Taxes.  The provision for income taxes was $0.09 million and $0.26 million for the three and nine months ended September 30, 2009, compared to $0.8 million and $2.3 million for the three and nine months ended September 30, 2008.  The effective tax rate was .6% and 1.1% for the three and nine months ended September 30, 2009, compared to 10.0% and 36.8% for same periods in 2008.

This difference was driven by the non-recognition of tax benefits in 2009 for certain entities in a loss position for which a full valuation allowance has been recorded, but which were not so situated in 2008.  In addition, the effective tax rate was affected by the mix of earnings by country, and the discrete items described in Note 9.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2009 effective income tax rate to be in the range of (5)% to 10%, inclusive of the effects of the valuation allowances described above, and excluding discrete items, which would have a 1.7% favorable impact on the effective tax rate.

We have recorded a valuation allowance for the full value of the deferred tax assets of our U.S. operations, and consistent with accounting for taxes under FAS109, no tax expense (benefits) were recorded as a result of the pre-tax income (loss) from continuing operations of the U.S. for 2009 or 2008 to offset the taxes accrued for pre-tax earnings from profitable foreign subsidiaries.

The effective tax rate for the nine month period ended September 30, 2009 of 1.1% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net (Loss).  Net loss for the three months ended September 30, 2009 was $14.7 million, or (29.3%) of net sales, compared to a net loss of $8.3 million, or (9.6%) of net sales for the three months ended September 30, 2008. Net loss was $25.0 million or (15.9%) of net sales for the nine months ended September 30, 2009 compared to a net loss of $8.6 million or (3.2%) of net sales for the nine months ended September 30, 2008.  Basic and diluted (loss) per share for the three months ended September 30, 2009 were ($1.29) compared to basic and diluted (loss) of ($0.74) for the three months ended September 30, 2008. Basic and diluted (loss) per share for the nine months ended September 30, 2009 were ($2.20) compared to ($0.76) for the nine months ended September 30, 2008.

Liquidity and Capital Resources

At September 30, 2009 cash and cash equivalents were $25.4 million compared to $18.4 million at December 31, 2008.  The $7.0 million increase in cash was driven by cash flow generated by operating activities of $25.5 million, offset by a $16.8 million net decrease in outstanding debt and payment of debt issuance fees as well as $2.3 million capital expenditures. The cash flow from operating activities was generated as a result of net working capital reductions driven by global economic business conditions.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the nine months ended September 30, 2009 compared to the same period in 2008 are summarized in the table below:

	Nine months ended September 30,
	(dollars in thousands)
	2009	2008
Net cash provided by operating activities	$25,454	$3,867
Cash flow used in investing activities	$(2,233)	$(3,296)
Capital expenditures (included in investing activities)	$(2,254)	$(3,356)

Net cash provided by operating activities was $25.5 million for the nine months ended September 30, 2009 compared to $3.9 million for the same period in 2008, an increase of $21.6 million. In response to the reduced sales levels, we have cut manufacturing production, reduced our workforce and discretionary spending. As the sales level and manufacturing output have decreased, our balance sheet has contracted resulting in increased cash provided by operating activities. This increase in cash provided by operating activities was primarily driven by decreases in accounts receivable and inventory of $24.9 million and $24.7 million, respectively. Reducing cash provided by operating activities were decreases in accrued expenses of $10.3 million, driven by reductions in customer prepayments, and decreases in accounts payable of $4.6 million related to spending cuts and reductions in material purchases.

Net cash used in investing activities was $2.2 million for the nine months ended September 30, 2009 compared to $3.3 million for the same period in 2008. Capital expenditures for the nine months ended September 30, 2009 included modest investment in manufacturing equipment and updates to our overall information technology infrastructure.

Cash Flow (Used In) Provided by Financing Activities:

Cash flow (used in) provided by financing activities for the nine months ended September 30, 2009 and 2008, are summarized in the table below:

	Nine months ended September 30, (dollars in thousands)
	2009	2008
Borrowings (repayments) of short-term notes payable	$8,354	$(2,458)
(Repayments) borrowings of long-term debt	(24,406)	2,265
Net purchases of treasury stock	—	(589)
Payments of dividends	(231)	(1,719)
Payments of debt issuance fees	(706)	(893)
Net cash (used in) financing activities	$(16,989)	$(3,394)

Cash flow used in financing activities was $17.0 million for the nine months ended September 30, 2009 compared to $3.4 million for the same period in 2008. During the nine months ended September 30, 2009, we used $24.0 million to repay the multi-currency debt facility. We borrowed $8.4 million on the new term loan.  Dividend payments during the first nine months of 2009 decreased by $1.5 million over the same period in 2008 as a result of our decreasing the quarterly dividend payout to $0.01 per share for March 2009 and to $0.005 per share for June and September 2009.  During the first nine months of 2009, we paid fees of $0.7 million related to the term loan facility and the multi-currency debt facility compared to $0.9 million during the same period of 2008.

There were no shares of stock purchased under our Stock Repurchase Program during the first nine months of 2009. During the nine months ended September 30, 2008, we used $0.6 million to purchase stock through this program. We repurchased 45,500 shares of stock at an average price of $12.72 per share.

Debt outstanding, including notes payable was $12.2 million on September 30, 2009 compared to $28.1 million on December 31, 2008.

Credit Facilities:

In March 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan due on March 16, 2010.  This term loan replaced a multi-currency secured credit facility.  The term loan is secured by substantially all of the Company’s U.S. assets (exclusive of real property), a negative pledge on the Company’s headquarters in Elmira, NY and a pledge of 66 and 2/3% of the Company’s investment in Hardinge Holdings GmbH. Interest is based on one-month London Interbank Offered Rates (“LIBOR”) plus 5.0%.  The interest rate will increase by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times. Prior to the closing of the term loan, we used cash on hand generated from operating results to reduce the outstanding obligations under the multi-currency credit facility to $8.0 million. Borrowings were $8.4 million on the term loan at September 30, 2009. We are currently evaluating long-term financing alternatives to replace the term loan with a flexible credit facility that could adjust to working capital needs as business volumes dictate.

In March 2009, we terminated the five-year $100.0 million multi-currency secured credit facility, which we entered into in June 2008. The Company took a non-cash charge of $1.0 million in the first quarter of 2009 related to the unamortized deferred financing costs in connection with this termination.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate. There was no balance outstanding at September 30, 2009 or December 31, 2008.

On August 20, 2009, our Swiss subsidiary Kellenberger, entered into two new credit facilities with a bank.  These new facilities provide Kellenberger a CHF 5.0 million ($4.8 million equivalent) working capital facility secured by the Company’s real estate in St. Gallen Switzerland and a CHF 7.5 million ($7.2 million equivalent) unsecured credit facility which provides guarantees, documentary credit and margin cover for foreign exchange trades. The two new facilities replaced a CHF 7.5 million ($7.2 million equivalent) credit facility with the same bank. Kellenberger also has an unsecured credit facility with a bank for CHF 4.0 million ($3.9 million) for guarantees and up to CHF 0.5 million ($0.5 million equivalent) of this facility can be used for working capital advances.  At September 30, 2009, these facilities provide credit lines of up to CHF 16.5 million ($15.9 million equivalent) of which CHF 5.5 million ($5.3 million equivalent) is available for working capital needs. These lines charge interest at competitive short-term interest rates and carry no commitment fees on unused funds. At September 30, 2009 there were no borrowings under these facilities.

In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 180.0 million New Taiwanese Dollars which was equivalent to approximately $5.5 million. At September 30, 2009 and December 31, 2008 borrowings under this agreement were $3.8 million and $4.1 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese Dollars ($0.1 million equivalent).

At September 30, 2009, our only financial covenant requirements are with our Kellenberger facilities. These facilities contain a minimum equity rratio. We were in compliance with the covenants at September 30, 2009.

The Company had access of up to $32.7 million in credit facilities at September 30, 2009 and availability of $14.5 million net of current borrowings and letters of credit of which $8.3 million is available for working capital purposes. Total consolidated outstanding borrowings at September 30, 2009 and December 31, 2008 were $12.2 million and $28.1 million, respectively.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2008 Form 10K, as amended.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first nine months of 2009.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2008 Annual Report on Form 10-K, as amended.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There has been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers.  This complaint, as amended, alleges that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws.  On May 29, 2009, the Company filed a motion to dismiss the complaint.  While the Company believes the lawsuit to be without merit and intends to vigorously defend itself, the impact of the lawsuit on the Company cannot be assessed at this time.

Item 1.a.  Risk Factors

There is no change to risks factors disclosed in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

Hardinge Inc.

November 5, 2009	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO
(Principal Executive Officer)

November 5, 2009	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)

November 5, 2009	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)