Form 10-K
period 2009-12-31
HARDINGE INC
filed 2010-03-15
CIK 313716

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

(607) 734-2281
(Registrant's telephone number, including area code)

Securities pursuant to section 12(b) of the Act: None

Securities pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value per share Preferred stock purchase rights	NASDAQ Global Select Market (Name of exchange on which registered)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

         Indicate by check mark whether the registrant: (1) is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was $47.6 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2009.

         There were 11,610,789 shares of Hardinge stock outstanding as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Hardinge Inc.'s Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Commission on or about March 31, 2010 are incorporated by reference to Part III of this Form 10-K.

 PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive office is located within Chemung County at One Hardinge Drive, Elmira, New York 14902-1507.

        Our website, www.hardinge.com, provides links to all of the Company's filings with the Securities and Exchange Commission. A copy of the 10-K is available on the website or can be obtained free of charge by contacting the Investor Relations Department at our principal executive office. Alternatively, such reports may be accessed at the Internet address of the SEC, which is www.sec.gov, or at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information about the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

        We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metal-cutting machines. The Company has the following direct and indirect wholly owned subsidiaries:

Canadian Hardinge Machine Tools, Ltd
Hardinge Technology Systems, Inc.
Hardinge Holdings GmbH
Hardinge Holdings B.V.
Hardinge GmbH
Hardinge Machine Tools, Ltd.
Hardinge Machine Tools B.V.
L. Kellenberger & Co. AG
Hardinge China, Limited
Hardinge Machine (Shanghai) Co., Ltd.
Hardinge Taiwan Precision Machinery Limited
Hardinge Machine Tools B.V., Taiwan Branch ("Hardinge Taiwan")	Toronto, Ontario, Canada
Elmira, New York
St. Gallen, Switzerland
Amsterdam, Netherlands
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

        Our Kellenberger precision grinding technology is complemented by the Hauser and Tschudin grinding brands. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and mold-making applications. Tschudin product technology is focused on the specialized grinding of cylindrical parts when the customer requires high volume production. Our Tschudin machines are generally equipped with automatic loading and unloading mechanisms for the part being machined. These loading and unloading mechanisms significantly reduce the level of involvement a machine operator has to perform in the production process.

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

        During 2008, we discontinued product lines which targeted the less demanding manufacturing applications. Products in this category, which were referred to as baseline machines, were typically sold on price and delivery, with minimal technical differentiation from a multitude of producers around the world, and were used in less demanding applications. This strategic change allowed us to focus our efforts on products and solutions for companies making parts from hard to machine materials with hard to sustain close tolerances and hard to achieve surface finishes and which also may be hard to hold in the machine. We believe that with our high precision and super precision lathes, our grinding machines, and our rugged machining centers, combined with our accessory products and our technical expertise, we are uniquely qualified to be the supplier of choice for customers manufacturing to demanding specifications.

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

        In addition, we offer an extensive line of accessories including workholding, toolholding and other industrial support products, which may be used on both our machines and those produced by others. We consider our Company to be a worldwide leader in the design and manufacture of workholding devices for turning equipment. In addition to our traditional products, we are expanding our range of industrial products that are utilized on milling machines. With our growth in milling over the last few years, milling accessories and industrial products fit well in our product offering.

        A key component in milling accessory growth is our family of rotary indexing systems and high-speed direct-drive rotary table indexers, which are available in single, dual, triple and quad spindle configurations. These indexing systems and indexers are ideal for difficult, high-precision machining or jig grinding applications that require 4 or 5-axis interpolated machining, or for parts that require extremely accurate angular positioning. These products are workhorses for high speed and high accuracy contouring applications. Many of these products can be used as a standalone unit with Hardinge controls, or integrated as a true 4th axis.

        We offer various warranties on our equipment and consider post-sale support to be a critical element of our business. Warranties on machines typically extend for twelve months after purchase. Services provided include operation and maintenance training, in-field maintenance, and in-field repair. We offer these post sales support services on a paid basis throughout the life of the machine. In territories covered by distributors, this support and service is offered through the distributor.

Sales, Markets and Distribution

        We sell our products in most of the industrialized countries of the world through a combination of distributors, agents and manufacturers' representatives. In certain areas of the United States, China, Germany, and the United Kingdom, we have also used a direct sales force. Generally, our distributors have an exclusive right to sell our products in a defined geographic area. Our distributors operate as independent businesses and purchase products from us at discounted prices for their customers, while agents and representatives sell products on our behalf and receive commissions on sales. Our discount schedule is adjusted to reflect the level of pre and post sales support offered by our distributors. Our direct sales personnel earn a fixed salary plus commission. Sales through distributors are made only on standard commercial open account terms or through letters of credit. Distributors generally take title to products upon shipment from our facilities and do not have any special return privileges.

        In February 2010, our United States sales channels were restructured from a joint distributor network and direct sales force to a new group of distributors. These new distributors have exclusive sales, service, and support responsibilities for Hardinge machines and repair parts in virtually all of the United States, with the exception of kneemills and workholding accessories, where they will operate on a non-exclusive basis. Additionally, this new distributor network will act as agents for our grinding products working with our direct technical team.

        Our non-machine products are sold in the United States mainly through direct telephone orders to a toll-free telephone number and via our web site. In most cases, we are able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. We can package and ship items with heavy demand within a few hours. In other parts of the world, these products are sold on either a direct sales basis or through distributor arrangements.

        We promote recognition of our products in the marketplace through advertising in trade publications, web presences, email newsletters, and participation in industry trade shows. In addition, we market our non-machine products through publication of general catalogues and other targeted catalogues, which we distribute to existing and prospective customers. We have a substantial presence on the internet at www.hardinge.com where customers can obtain information about our products and place orders for workholding, rotary, and kneemill products.

        A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by us include aerospace, automotive, computer, communications, consumer-electronics, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment and transportation.

        One customer in the automotive industry accounted for 6.8% of our consolidated sales in 2009. No single customer accounted for more than 5% of consolidated sales in 2008. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

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

        We compete in the various segments of the machine tool market within the products of turning, milling, grinding and workholding. We compete with numerous vendors in each market segment we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as Mori-Seiki, Mazak, Nakamura Tome, and Okuma, which are based in Japan, and DMG, which is based in Germany. Competition in our more standard turning and milling equipment comes to some degree from those companies as well as Hyundai-Kia and Doosan, which are based in South Korea, and Haas which is based in the U.S., as well as several smaller Taiwanese and Korean companies. Our cylindrical grinding machines compete primarily with Studer, a Swiss Company, Voumard, also based in Switzerland, and Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore, which is based in the U.S., and some Japanese suppliers. Our accessories products compete with many smaller companies.

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

Sources and Availability of Components

        We produce certain of our lathes, knee-mills, and related products at our Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. We produce machining centers and lathes at both Hardinge Taiwan in Nan Tou, Taiwan and Hardinge Machine (Shanghai) Co., Ltd. in Shanghai, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and historically, we have not experienced a serious supply interruption.

        During the second half of 2009, we announced strategic changes within our Elmira, NY manufacturing facility. Historically, this facility was vertically integrated with machining operations converting parts from raw castings to finished goods, the costs of which have proven to be prohibitive at current volumes. As a result, we implemented initiatives to move towards a more variable cost business model, outsourcing many of the non-critical components and subassemblies for machines currently made in the Elmira facility.

        A major component of our computer controlled machines is the computer and related electronics package. We purchase these components for our lathes and machining centers primarily from Fanuc Limited, a large Japanese electronics company and Heidenhain, a German control supplier. We utilize controls from Siemens, another German control manufacturer, on certain machine models in our line of machining centers. We also offer Heidenhain and Fanuc controls on our grinding machines. While we believe that design changes could be made to our machines to allow sourcing from several other existing suppliers, and we occasionally do so for special orders, a disruption in the supply of the computer controls from one of our suppliers could cause us to experience a substantial disruption of our operations, depending on the circumstances at the time. We purchase parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

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

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $9.3 million, $9.8 million and $10.6 million, in 2009, 2008, and 2007, respectively.

Patents

        Although Hardinge Inc. holds several patents with respect to certain of its products, we do not believe that our business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        Hardinge's business, and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, our quarterly results are subject to fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. Traditionally, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our U.S. and European customers' plants and our policy of closing our U.S. and Switzerland facilities for two weeks during the third quarter. While not reflective of 2009 and 2008, due to the economic crisis (discussed further in Item 1A—Risk Factors), our third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year.

        The ability to deliver products within a short period of time is an important competitive criterion. We must have inventory on hand to meet customers' delivery expectations, which for standard machines are typically from immediate to eight weeks delivery. Meeting this requirement is especially difficult with products made in Taiwan, where delivery is extended due to ocean travel times, depending on the location of the customer. This creates a need to have inventory of finished machines available in our major markets to serve our customers in a timely manner.

        We deliver many of our machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases the customer usually observes and inspects the parts being made on the machine at our facility before it is shipped and the timing of the sale is dependent upon the customer's schedule and acceptance. Therefore, sales from quarter-to-quarter can vary depending upon the timing of those customers' acceptances and the significance of those orders.

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

        In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield Site (the "Site") encompasses an area which includes sections of the Town of

Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Site. The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be approximately $0.84 million. We estimate our portion of the study to be $0.12 million for which we have established a reserve of $0.13 million. As of December 31, 2009 we have incurred total expenses of $0.10 million with respect to the study and other activities relating to the Site. In February 2010, we incurred an additional $0.02 million; thus our remaining reserve balance is $0.01 million.

        The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In May 2008, the EPA approved the RI/FS Work Plan. The PRPs commenced field work in the spring of 2008 and submitted a Draft Site Characterization Report to EPA in the fall. The PRPs currently are performing Risk Assessments in accordance with the Remedial Investigation portion of the RI/FS.

        Until receipt of this Special Notice, Hardinge had never been named as a PRP at the Site nor had we received any requests for information from the EPA concerning the site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond and found no evidence that our operations or property have or are contributing to the contamination. Other than as described above, we have not established a reserve for any potential costs relating to this Site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available, that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to Hardinge.

Employees

        As of December 31, 2009 Hardinge Inc. employed 1,138 persons, 385 of whom were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Management believes that relations with its employees are good.

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

        Many of our customers finance their purchases of our products through cash flow from operations, the incurrence of debt or from the proceeds received in connection with an issuance of equity. Commencing in the fourth quarter of 2008, the global financial markets have experienced significant losses due to failures of many dominant financial institutions. During late 2008 and early 2009, the governments of the United States and several foreign countries instituted bailout plans to assist many banks and others impacted by the economic crisis. This crisis has resulted in, among other things, a significant decline in the credit markets and the availability of credit, the impact of which is still being experienced today. Additionally, many of our customers' equity values have substantially declined. The combination of a reduction in borrowing bases under asset based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers' spending for our products and may impact the ability of our customers to pay amounts owed to us. In addition, this crisis and economic uncertainty has resulted in an overall decrease in consumer and business spending, which negatively impacted the need our customers have for our products. Slow or negative growth in the global economy may materially and adversely affect our business, financial condition and results of operations for the foreseeable future.

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

        The machine tool industry is subject to technological change, rapidly evolving industry standards, changing customer requirements and improvements in and expansion of product offerings, especially with respect to computer-controlled products. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in our ability to compete and grow. Moreover, if technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Developments by others may render our products or technologies obsolete or noncompetitive. Failure to effectively introduce new products or product enhancements on a timely basis could materially adversely affect our business, operating results and financial condition.

We rely on a single supplier or a limited number of suppliers to obtain certain components, sub-assemblies, assemblies and products. The loss of any of these suppliers may cause us to incur additional costs, result in delays in manufacturing and delivering our products or cause us to carry excess or obsolete inventory.

        Some components, sub-assemblies or assemblies we use in the manufacturing of our products are purchased from a single supplier or a limited number of suppliers. For example, a large Japanese company and two European companies supply the computer and related electronics package used in our CNC machines. In addition, some of the products we sell are purchased by us from a single supplier. Our purchases from these suppliers are generally not made pursuant to long-term contracts and are subject to additional risks associated with purchasing products internationally, including risks associated with potential import restrictions and exchange rate fluctuations, as well as changes in tax laws, tariffs and freight rates. Although we believe that our relationships with these suppliers are good, there can be no assurance that we will be able to obtain these products from these suppliers on satisfactory terms indefinitely. The present economic environment could also pose the risk of one of these key suppliers going out of business, or cause delays in delivery times when business conditions begin to rebound from the current historical low volumes.

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

        We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2009, approximately 70% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. These factors include:

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

        Our quarterly results are subject to significant fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. With individual machines priced as high as $1,500,000 and several machines frequently sold together as a package, a request by a customer to delay shipment at quarter end could significantly affect our quarterly results. Historically, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our customers' plants and our policy of closing our U.S. and Swiss facilities for two weeks in July or August. As a result, exclusive of the impact of the economic downturn experienced during 2008 and 2009, our third-quarter net sales, income from operations, and net income typically have been the lowest of any quarter during the year.

Our expenditures for post-retirement pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect or we are required to use different assumptions.

        We provide defined benefit pension plans to eligible employees. Our pension expense, the funding status of our plans and related charges in other comprehensive income, and our required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate.

        Our market-related value of assets recognizes asset losses and gains over a five-year period, which we believe is consistent with the long-term nature of our pension obligations. As a result, the effect of changes in the market value of assets on our pension expense may be experienced in future years rather than fully reflected in the expense for the year immediately following the year in which the fluctuations actually occurred.

        For the year ended December 31, 2009, the value of our Pension Plan Assets increased by $25.0 million due to increases in market value of the underlying assets as the world markets began to recover from the impacts the global economic recession had on the world financial markets and related investment valuations at the end of 2008. The future investment performance of our pension plan assets could significantly impact the plan assets and future growth of the plan assets. Should the assets earn a return less than the assumed rate of return over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of the assumed rate of return may reduce future pension expenses and funding requirements.

        For our domestic and foreign plans, we use bond pricing models based on high grade corporate bonds in each market constructed to match the projected liability benefit payments to select the discount rates used to determine the present value of the projected and accumulated benefit obligation at the end of each year. A change in the discount rate would impact the funded status of our plans. An increase to the discount rate would reduce the pension liability and future pension expense and conversely, a lower discount rate would raise pension liability and the future pension expense.

        To develop the expected long-term rate of return on assets assumption, for our domestic and foreign plans, we consider the current level of expected returns on risk free investments (primarily government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

        For pension accounting purposes in our U.S. based plan, which is the largest of our plans, the rate of return assumed on the market-related value of plan assets for determining pension expense was 8.00% for 2009 and 8.50% for 2008. The discount rate used for determining the obligation was 6.27% at December 31, 2009 compared to 6.60% at December 31, 2008.

        In our Swiss subsidiary, we have two defined benefit plans, which when taken as a whole are about as large as the U.S. defined benefit plan. The rate of return assumed on the market-related value of plan assets for determining pension expense on plan assets was 5.00% for 2009 and 5.25% for 2008. The discount rate used for determining the obligation was 3.5% at December 31, 2009 compared to 2.75% at December 31, 2008.

        Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we may be required to make a cash contribution of approximately $0.6 million to our U.S. pension plan in 2010 and approximately $2.2 million to the foreign plans in 2010. If our current assumptions and estimates are not correct, a contribution in years beyond 2010 may be more or less than the projected 2010 contribution.

        In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2009, the excess of consolidated projected benefit obligations over plan assets was $20.2 million and the excess of consolidated accumulated benefit obligations over plan assets was $14.3 million.

        Employees hired by our U.S. operating company on or after March 1, 2004 are no longer eligible for the defined benefit plan. The United Kingdom's defined benefit plan was closed to new entrants in April 2005. These employees are provided a defined contribution plan instead.

        In May 2009, the Company announced that future accrual of benefits under its U.S. defined benefit pension plan would be suspended as of June 15, 2009 and Company contributions to the 401(k) program would be suspended as of the same date.

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

        The technology within our products change and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, we may have to write off unusable inventory at some time in the future, which may adversely affect our results of operations and financial condition. In 2009, we recorded a $5.0 million inventory write-down related to the strategic decision to cease manufacturing of non-critical parts and certain machine models in our Elmira, NY facility. In 2008, we recorded $7.6 million in inventory write-downs associated with discontinued product lines and the review of other expected inventory usage patterns.

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

        In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2009, approximately 70% of our sales were through distributors and agents. In December 2009, we reorganized our U.S. distribution from a joint distributor network and direct sales force to a new group of distributors. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs and inaccuracies in such forecasts could adversely affect our business.

        We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or labor hired to minimize the effect of the lost revenue on our business. During 2009 and 2008, orders and related sales were impacted by order cancellations of $7.3 million and $8.8 million, respectively, primarily due to the global economic conditions.

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

        In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United

States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield Site (the "Site") encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Site. The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be approximately $0.84 million. We estimate our portion of the study to be $0.12 million for which we have established a reserve of $0.13 million. As of December 31, 2009 we have incurred total expenses of $0.10 million with respect to the study and other activities relating to the Site. In February 2010, we incurred an additional $0.02 million; thus our remaining reserve balance is $0.01 million.

        The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In May 2008, the EPA approved the RI/FS Work Plan. The PRPs commenced field work in the spring of 2008 and submitted a Draft Site Characterization Report to EPA in the fall. The PRPs currently are performing Risk Assessments in accordance with the Remedial Investigation portion of the RI/FS.

        Until receipt of this Special Notice, Hardinge had never been named as a PRP at the Site nor had we received any requests for information from the EPA concerning the site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond and found no evidence that our operations or property have or are contributing to the contamination. Other than as described above, we have not established a reserve for any potential costs relating to this Site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available, that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to Hardinge.

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

Anti-takeover provisions in our charter documents, in our Rights Agreement and under New York law may discourage a third party from acquiring us.

        Certain provisions of our certificate of incorporation and bylaws may have the effect of discouraging a third party from making a proposal to acquire us and, as a result, may inhibit a change in control of the Company under circumstances that could give the shareholders the opportunity to realize a premium over the then-prevailing market price of our common shares. These include:

        A Staggered Board of Directors.    Our certificate of incorporation and bylaws provide that our Board of Directors, currently consisting of seven members, is divided into three classes of directors, with each class consisting of two or three directors, and with the classes serving staggered three-year terms. This classification of the directors has the effect of making it more difficult for shareholders, including those holding a majority of our outstanding shares, to force an immediate change in the composition of our Board of Directors.

        Removal of Directors and Filling of Vacancies.    Our certificate of incorporation provides that a member of our Board of Directors may be removed only for cause and upon the affirmative vote of the holders of 75% of the securities entitled to vote at an election of directors. Newly created directorships and Board of Director vacancies resulting from death, removal or other causes may be filled only by a majority vote of the then remaining directors. Accordingly, it is more difficult for shareholders, including those holding a majority of our outstanding shares, to force an immediate change in the composition of our Board of Directors.

        Supermajority Voting Provisions for Certain Business Combinations.    Our certificate of incorporation requires the affirmative vote of at least 75% of all of the securities entitled to vote and at least 75% of shareholders who are not Major Shareholders (defined as 10% beneficial holders) in order to effect certain mergers, sales of assets or other business combinations involving the Company. These provisions could have the effect of delaying, deferring or preventing a change of control of the Company.

        Also, on February 17, 2010, the Board of Directors adopted a Share Purchase Rights Plan. The Rights Agreement imposes a significant penalty upon any person or group which acquires 20% or more of the outstanding common stock of the Company without the approval of the Board of Directors. Although, the Rights Agreement should not interfere with any merger or other business combination approved by the Board of Directors, the existence of our Rights Agreement could have the effect of delaying or preventing a third party from making an acquisition proposal for us and may inhibit a change in control that some, or a majority, of our shareholders might believe to be in their best interest or that could give our shareholders the opportunity to realize a premium over the then-prevailing market prices for their shares.

        In addition, as a New York corporation we are subject to provisions of the New York Business Corporation Law which may make it more difficult for a third party to acquire and exercise control over us pursuant to a tender offer or request or invitation for tenders. These provisions could have the effect of deterring or delaying changes in incumbent management, proxy contests or changes in control.

Item 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Owned Properties:
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, and Turnkey Systems	4 acres 41,500 sq. ft.

Location	Type of Facility	Square Footage	Lease Expiration Date
Leased Properties:
Shanghai, People's Republic of China	Product Assembly, Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	68,620 sq. ft.	2/29/12
Leicester, England	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
Biel, Switzerland	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	19,375 sq. ft.	6/30/10
Krefeld, Germany	Sales, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	8/01/11
Raamsdonksveer, Netherlands	Sales, Service, and Demonstration	10,226 sq. ft.	9/15/11

ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which we are currently involved, individually or in the aggregate, is anticipated to be material to our financial condition, results of operations, or cash flows.

        On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers. This complaint, as amended, alleged that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. On May 29, 2009, the Company filed a motion to dismiss the complaint. By a decision and order dated February 2, 2010, the Court dismissed the class action lawsuit. The plaintiff did not file a notice to appeal the Court's dismissal of the lawsuit, and the time to appeal has expired.

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

	2009			2008
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$5.64	$2.60	$0.01	$18.90	$11.95	$0.05
June 30,	6.00	2.75	0.005	18.25	12.28	0.05
September 30,	6.65	3.83	0.005	17.45	11.29	0.05
December 31,	6.19	4.54	0.005	13.77	3.37	0.01

        At March 9, 2010, there were 2,170 holders of common stock. This number includes both record holders and individual participants in security position listings.

Issuer Purchases of Equity Securities

        There were no issuer repurchases of our common stock for the quarter ended December 31, 2009.

Share Repurchase Program

        At the February 19, 2008 Board of Directors meeting, the Board approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. As of December 31, 2009, we have repurchased 45,500 shares of our common stock at an average price of $12.72.

Performance Graph

        The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of eight peer issuers. Our peer group includes Circor International Inc., Flow International Corp., Hurco Companies Inc., Kadant Inc., Kaydon Corp., Magnetek Inc., NN Inc., and Sun Hydraulics Corp. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2004. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., The NASDAQ Composite Index
And A Peer Group

*
$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.	12/04	12/05	12/06	12/07	12/08	12/09
Hardinge, Inc.	100.00	131.11	115.04	129.29	31.55	43.19
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
Peer Group	100.00	105.57	135.05	167.50	91.84	101.20

 ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2009	2008	2007	2006	2005
STATEMENT OF OPERATIONS DATA
Net sales	$214,071	$345,006	$356,322	$326,621	$289,925
Cost of sales	173,275	252,741	248,911	226,470	199,642

Gross profit	40,796	92,265	107,411	100,151	90,283
Selling, general and administrative expense	68,556	97,796	84,520	77,054	74,723
Loss (gain) on sale of assets	240	(54)	(1,372)	—	—
Impairment charges(1)	1,650	24,351	—	—	—

Operating (loss) income	(29,650)	(29,828)	24,263	23,097	15,560
Interest expense	1,926	1,714	3,051	5,294	4,284
Interest (income)	(114)	(285)	(224)	(713)	(569)

(Loss) income before income taxes	(31,462)	(31,257)	21,436	18,516	11,845
Income taxes	1,847	3,048	6,510	4,566	2,373

Net (loss) income	(33,309)	(34,305)	14,926	13,950	9,472
Net income attributable to non-controlling interest	—	—	—	—	(2,466)

Net (loss) income attributable to shareholders of Hardinge Inc.(1)	$(33,309)	$(34,305)	$14,926	$13,950	$7,006

PER SHARE DATA:
Average common shares used in basic computation	11,372	11,309	10,442	8,686	8,649
Basic (loss) earnings per share(2)	$(2.93)	$(3.04)	$1.41	$1.58	$0.79

Weighted average number of
Common shares outstanding—diluted	11,372	11,309	10,482	8,720	8,692
Diluted (loss) earnings per share(2)	$(2.93)	$(3.04)	$1.40	$1.57	$0.79

Cash dividends declared per share	$0.025	$0.16	$0.20	$0.14	$0.12

BALANCE SHEET DATA
Working capital	$129,549	$151,613	$189,464	$156,994	$126,421
Total assets	242,204	309,825	361,828	330,660	300,276
Total debt	5,022	28,121	27,819	77,861	67,114
Hardinge Shareholders' equity	161,530	168,127	255,145	157,109	138,993

(1)
2009 results include a non-cash charge for impairment of $1.7 million associated with certain machinery and equipment formerly utilized in the manufacture of non-critical parts in our Elmira, NY facility. 2008 results include a non-cash charge for impairment of goodwill and intangible assets of $24.3 million due to the diminished value of goodwill and intangible assets in our Canadian, English, and Swiss entities.

(2)
We adopted the provisions of ASC 260 on January 1, 2009, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions resulted in an increase in (loss) per share of $0.01 in 2008, and a reduction in income per share of $0.02 in 2007, $0.01 in 2006 and $0.01 in 2005. Diluted (loss) per share was impacted by an increase in (loss) per share of $0.01 in 2008, and a reduction in income per share of $0.01 in 2007 and $0.01 in 2006.

 ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in the U.S., Switzerland, Taiwan, and China and with sales to most industrialized countries. Approximately 70% of our 2009 sales were to customers outside of North America, 69% of our 2009 products sold were manufactured outside of North America, and 66% of our employees were outside of North America.

        Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

        The global economic recession, which began in 2008, continued to impact the industries in which we conduct business throughout 2009. The reduced availability of credit has impacted our customers' ability to obtain financing. As a result, we continued to experience order cancellations and low levels of incoming orders and related sales activity during the year. Due to these conditions, management continually assessed and implemented cost reduction initiatives throughout the Company to preserve cash flow.

        Beginning in late 2008, and during 2009, the Company implemented a series of actions in response to the continued weakness in the machine tool industry. These actions included: a Voluntary Early Retirement Program (VERP) covering post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first; voluntary and involuntary lay-offs as well as workforce reductions at our U.S. and European operations; a pay reduction for all U.S. based salaried employees, including a reduction for corporate officers in the amount of 10%; a reduction to the Board of Directors' cash compensation of 10%; suspension of the accrual of benefits for active employees under the U.S. defined benefit pension plan (which was closed to new participants in 2004), and suspension of Company contributions to the 401(k) program as of June 15, 2009; furloughs of employees and reduced work schedules. The Company also closed its Exeter, England facility, which was used primarily for back office support operations, and consolidated the operations into its Leicester, England facility. The consolidation with the Leicester facility provides operational efficiencies, as well as cost savings.

        During the second half of 2009, the Company announced strategic changes within the Elmira, NY manufacturing facility. Historically, this facility was vertically integrated with machining operations converting parts from raw castings to finished goods, the costs of which have proven to be prohibitive at 2009 volumes. As a result, the Company implemented initiatives to move towards a more variable cost business model, outsourcing many of the non-critical components and subassemblies for machines currently made in the Elmira facility. In conjunction with the decision to outsource non-critical components, significant sections of the Elmira manufacturing operation involved in parts production have been shut down. Along with this shut down, we identified assets with a historical cost of $37.9 million and a net book value of $1.9 million that will no longer be used in its operations, of which assets with a historical cost of $15.0 million and a net book value of $1.1 million were determined to have no value and were disposed of resulting in a $1.1 million impairment charge. We reclassified assets with a historical cost of $22.9 million and a net book value of $0.8 million as available for sale with a value of $0.2 million and thus recorded an impairment charge of $0.6 million during 2009. This charge was determined by an analysis of current book value and the related assets fair value, if any, less costs to sell.

        Total severance related charges for all of the actions taken by the Company for the year ended December 31, 2009 were $4.3 million. These charges were recorded in SG&A in our Statement of Operations. At December 31, 2009, the remaining liability associated with the severance related charges was $3.1 million. The Company recorded a charge of $5.0 million for inventory write-downs during 2009 as a result of these strategic actions, which was recorded in cost of goods sold in our Statement of Operations.

        The U.S. market activity metrics most closely watched by our management are: reporting of metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers; and machine tool consumption as reported annually by Gardner Publications in the Metalworking Insiders Report. In 2009, industry-wide orders for metal-cutting machine tools reported by the AMT declined 60.4% versus 2008. The 2009 decrease was primarily related to the sharp decline in world-wide order activity brought on by the global economic conditions. In 2008 orders decreased by 0.3% over 2007. The AMT's statistics are reported on a voluntary basis from member companies. The report includes metal-cutting machines of all types and sizes, including segments in which we do not compete.

        World machine tool consumption data (domestic production plus imports, less exports) as reported by the Metalworking Insiders Report, an annual report on machine-tool output and consumption, shows a decrease in consumption of 33% in 2009 due to the worldwide economic conditions. This report indicates that consumption in China, the world's largest market, remained stable over the course of 2009 versus 2008, and increased by 11% in 2008 versus 2007. Consumption in Germany, the world's second largest market, decreased by 41% in 2009 versus 2008 as measured in local currencies, and increased 25% in 2008 compared to 2007. In the United Kingdom, machine tool consumption measured in pound sterling decreased by 40% in 2009 versus 2008 and increased by 16% in 2008 versus 2007. Machine tool consumption in the U.S. decreased by 51% in 2009 versus 2008 and increased by 15% in 2008 compared to 2007.

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

        Non-machine sales, which include collets, accessories, repair parts, and service revenue, have typically accounted for approximately 26% of overall sales and are an important part of our business, especially in the U.S. where Hardinge has an installed base of thousands of machines. Sales of these products do not vary on a year-to-year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

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

        We are also subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance has been considered in the fair value measurements of our foreign currency forward exchange contracts.

        We also expect that some of our customers and vendors may experience difficulty in maintaining the liquidity required to buy inventory or raw materials. We continue to monitor our customers' financial condition in order to mitigate our accounts receivable collectability risks.

        Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan which causes the worldwide valuation of the Japanese Yen, Euro, Swiss Franc, South Korean Won, and New Taiwanese Dollar to be central to competitive pricing in all of our markets. Also, we translate the results of our Swiss, Taiwanese, Chinese, British, German, Dutch and Canadian subsidiaries into U.S. Dollars for consolidation and reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. Dollar may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

        In March 2009, after using cash on hand generated from operating results to reduce the outstanding obligations under our $100.0 million multi-currency secured credit facility to $8.0 million, the facility was terminated. We took a non-cash charge of $1.0 million in the first quarter of 2009 related to the unamortized deferred financing costs in connection with this termination.

        On March 16, 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan due on March 16, 2010. This term loan replaced the $100.0 million multi-currency secured credit facility.

        In December 2009, we replaced the $10.0 million term loan due March 16, 2010 with a $10.0 million revolving credit facility due March 31, 2011. Simultaneous with closing the new credit agreement, the Company used cash on hand generated from operating results to repay the $8.4 million that was outstanding under the $10.0 million term loan. There are no amounts outstanding under this credit facility as of December 31, 2009.

        During August 2009, we entered into two new credit facilities at our Swiss subsidiary. These new facilities provide a working capital line of credit up to CHF 5.0 million ($4.8 million equivalent) and up to CHF 7.5 million ($7.2 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades.

        In October 2009, we entered into a new CHF 7.0 million ($6.8 million equivalent) credit facility in our Swiss subsidiary. This new facility provides a working capital line of credit up to CHF 3.0 million ($2.9 million equivalent) and up to CHF 7.0 million ($6.8 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades. Additionally, in October 2009, we entered into a NT$100.0 million ($3.1 million equivalent) unsecured credit facility in our Taiwanese subsidiary. This new facility is for working capital purposes.

        Refer to Liquidity and Capital Resources for further details on all of the above credit facilities.

Results of Operations

2009 Compared to 2008

        The following table summarizes certain financial data for year 2009 and 2008:

	2009	2008	Change	% Change
	(dollars in thousands)
Orders	$175,039	$341,174	$(166,135)	(49)%
Net sales	214,071	345,006	(130,935)	(38)%
Gross profit	40,796	92,265	(51,469)	(56)%
Selling, general and administrative expenses	68,556	97,796	(29,240)	(30)%
Impairment charges	1,650	24,351	(22,701)	(93)%
(Loss) from operations	(29,650)	(29,828)	178	—
Net (loss)	(33,309)	(34,305)	996	(3)%
Diluted (loss) per share	$(2.93)	$(3.04)	$0.11
Weighted average shares outstanding (in thousands)	11,372	11,309	63
Gross profit as % of net sales	19.1%	26.7%	(7.6) pts
Selling, general and administrative expenses as % of net sales	32.0%	28.3%	3.7 pts
(Loss) from operations as % of net sales	(13.9)%	(8.6)%	(5.3) pts
Net (loss) as % of net sales	(15.6)%	(9.9)%	(5.7) pts

        Orders.    Orders, net of cancellations for 2009 were $175.0 million, a decrease of $166.1 million or 49% compared to 2008 orders of $341.2 million. Order cancellations for 2009 and 2008 were $7.3 million and $8.8 million, respectively. The year over year decrease in orders, and the order cancellation activity is directly related to the global economic recession and related financial crisis which has affected all of the regions and product lines in which we conduct business, and is generally consistent with overall industry statistics. The following table presents 2009 and 2008 new orders by region:

Orders from Customers in:	2009	2008	Change	% Change
	(dollars in thousands)
North America	$52,547	$103,249	$(50,702)	(49)%
Europe	50,254	156,320	(106,066)	(68)%
Asia & Other	72,238	81,605	(9,367)	(11)%

Total	$175,039	$341,174	$(166,135)	(49)%

        Currency exchange rates had an unfavorable impact on new orders of approximately $2.8 million for the year 2009 compared to 2008. Without the currency impact, new orders for the year would have decreased $163.3 million or 48% compared to 2008.

        North American orders decreased $50.7 million or 49% compared to the prior year. The decline in North American orders can be attributed to the global economic recession and related financial crisis. Decreases were noted across all of our product lines.

        European orders decreased by $106.1 million or 68% for the year 2009 compared to 2008. Decreases were noted across all of our product lines and all of the countries within Europe, and as with North America, were primarily the result of the global economic recession and related financial crisis. The decrease over 2008 was also driven by unfavorable foreign currency translation on European orders of approximately $3.1 million for the year.

        Asia & Other order activity decreased $9.4 million or 11% compared to 2008. The decrease was noted across all of our product lines and countries, with the exception of China. Our China market experienced an increase of $5.0 million or 8.9% for the year 2009 compared to 2008. The increase in order activity in China was attributed to two large orders totaling approximately $5.6 million from the computer, communications and consumer-electronics industry. The impact of foreign currency translation on Asia and Other orders for the year ended December 31, 2009 compared to the same periods in the prior year was not material.

        Net Sales.    Net sales for 2009 were $214.1 million, a $130.9 million or a 38% decline compared to 2008 net sales of $345.0 million. Net sales for the year were down in all regions and countries with the exception of China, which was flat compared to 2008. On a full year basis, net sales were unfavorably impacted by approximately $5.9 million related to foreign currency translation. Without the currency impact, sales for the year would have declined $125.0 million or 36% compared to 2008. 2009 sales benefited from $96.9 million in order backlog at December 31, 2008, which was generated before the financial crisis began. The following table presents 2009 and 2008 sales by region:

Sales to Customers in:	2009	2008	Change	% Change
	(dollars in thousands)
North America	$64,327	$108,501	$(44,174)	(41)%
Europe	87,304	158,947	(71,643)	(45)%
Asia & Other	62,440	77,558	(15,118)	(19)%

Total	$214,071	$345,006	$(130,935)	(38)%

        The geographic mix of sales as a percentage of total net sales is shown in the table below:

Sales to Customers in:	2009	2008	Percentage Point Change
North America	30.0%	31.4%	(1.4)
Europe	40.8%	46.1%	(5.3)
Asia & Other	29.2%	22.5%	6.7

Total	100.0%	100.0%

        Machine sales represented approximately 74% of 2009 and 2008 net sales. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

        Gross Profit.    Gross profit was $40.8 million or 19.1% of net sales in 2009, compared to $92.3 million, or 26.7% of net sales in 2008. The reduction in gross profit due to the $130.9 million reduced sales volume was $35.0 million. 2009 gross profit was also negatively impacted by approximately $11.9 million as a result of significantly reduced margins as we discounted machines to reduce inventory levels, sometimes below cost, as well as approximately $4.6 million related to lower capacity utilization in the U.S. and Taiwan. 2009 gross profit was negatively impacted by a $0.5 million year over year increase in inventory write-down charges. This increase in the inventory write-down charge over 2008 is primarily due to the discontinuance of production of non-critical manufacturing parts and certain machines in our Elmira, NY facility, as well as lower of cost or market write-downs on machines due to competitive pressures related to the worldwide economic crisis offset by 2008 charges related to the discontinuance of certain product lines. The decrease over 2008 was also negatively impacted by foreign currency translation of approximately $1.5 million for the year.

        Selling, General, and Administrative Expense.    Selling, general and administrative ("SG&A") expense for the year 2009 was $68.6 million, or 32.0% of net sales, compared to $97.8 million, or 28.3% of net sales, in 2008. 2009 SG&A expense was negatively impacted by $4.3 million related to severance expense and early retirement costs associated with the discontinuance of manufacturing non-critical parts and certain machine models in the Elmira, NY facility as well as workforce reductions in Europe. 2008 SG&A expense was negatively impacted by $2.3 million related to severance expense in the U.S. and Europe and $1.0 million related to a U.S. voluntary early retirement program. In addition to the severance, and early retirement costs, 2008 SG&A expense included approximately $1.9 million due to foreign currency transaction losses associated with our New Taiwanese Dollar—U.S. Dollar exposure. Severance expense for both 2009 and 2008 was a result of workforce reduction programs we implemented in all of our subsidiaries with the exception of China as a result of the global economic crisis. Excluding these costs, SG&A for the year ended December 31, 2009 was $64.3 million or 30.0% of sales, a decrease of $28.3 million or 30.6% compared to the same period in 2008. This decrease was driven by the impact of lower commissions and strategic actions taken by the Company to manage operating expenses as a result of the current order and sales activity levels. We had a favorable foreign currency translation impact of approximately $3.0 million for the year 2009, as compared to 2008.

        Impairment Charge.    We recorded non-cash impairment charges of $1.7 million in 2009 related to machinery and equipment and $24.4 million in 2008 related to goodwill and intangible assets. In December 2009, as a result of the Company's decision to outsource non-critical components, significant sections of the Elmira manufacturing operation involved in parts production were shut down. In conjunction with this shut down, we identified assets with a historical cost of $37.9 million and a net book value of $1.9 million that will no longer be used in its operations, of which assets with a historical cost of $15.0 million and a net book value of $1.1 million were determined to have no value and disposed of resulting in a $1.1 million impairment charge. We reclassified assets with a historical cost of $22.9 million and a net book value of $0.8 million as available for sale at $0.2 million and recorded an impairment charge of $0.6 million during 2009. This charge was determined by an analysis of current book value and the related assets fair value, if any, less costs to sell. In October of 2008, based on a comprehensive market evaluation, the Company determined that its model of doing business in Canada did not provide adequate returns, which triggered a review of the goodwill. The Company recorded a non-cash charge of $2.7 million in 2008, to reflect the diminished value of goodwill of $2.1 million and $0.6 million of intangible assets associated with our Canadian operation. Our 2008 annual impairment testing for recorded goodwill and indefinite lived intangible assets determined that all of our goodwill was impaired, thus we recorded a $21.7 million impairment charge.

        (Loss) from Operations.    Loss from operations in 2009 was ($29.7) million compared to ($29.8) million in 2008. The 2009 loss can primarily be attributed to the $130.9 million reduction in net sales compared to 2008. These decreases were primarily the result of the global economic crisis. While the Company aggressively reacted to this severe business downturn through restructuring activities in North America and Europe, the full impact of the reduction was not eliminated during 2009. As a result of the restructuring activities we recorded an inventory write-down of $5.0 million resulting from discontinued production of non-critical manufacturing parts and certain machines in our Elmira, NY facility, a severance charge of $4.3 million and $1.7 million due to impairment of machinery and equipment in the Elmira, NY facility. Additionally, during the last half of 2009, the Company, like many machine tool manufacturers, began discounting machines in order to liquidate inventory resulting in machines being sold at below costs in some cases. Also as a result of this discounting we recorded a lower of cost or market charge of $1.5 million for machines remaining in inventory.

        The 2008 loss was due to: the goodwill and intangible asset impairment charges of $24.4 million; $7.6 million in impairment charges associated with the discontinuance of certain product lines and other expected inventory usage patterns; and $3.2 million related to severance charges associated with our restructuring activities.

        (Loss) Gain on Sale of Assets.    The 2009 loss on sale of assets is related to asset disposals in North America and Europe as a result of the Company's restructuring activities.

        Interest Expense & Interest Income.    Interest expense includes interest payments under our credit facilities and amortization of deferred financing costs associated with our credit facility. Interest expense for the year 2009 was $1.9 million compared to $1.7 million for 2008. The increase is attributable to $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility in 2009, offset by lower levels of borrowing in the current year. Interest income was $0.1 million in 2009 compared to $0.3 million in 2008.

        Income Tax Expense.    Income tax expense in 2009 was $1.8 million compared to $3.0 million for 2008. The effective tax rate was 5.9% in 2009 and 9.8% in 2008. The decrease in the effective tax rate from 2008 was due primarily to the non-recurring goodwill impairment charges, which were non-deductible, resulting in a significant negative impact of 16.0% in 2008. Other items that negatively affected the 2009 tax rate included an increase in our valuation allowance due to not recording a tax benefit on losses in the U.S., U.K., German, Canadian, and Netherlands operations, a net increase in our liability for uncertain tax benefits due to foreign tax positions and liabilities, as well as a change in the mix of profits by country. The income tax expense fundamentally represents tax expense on profits in certain of the Company's foreign subsidiaries.

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., German, Canadian, and Dutch deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        In 2009, the valuation allowance increased by $8.4 million. This was due to an increase of $11.2 million due to not recording a tax benefit on losses in the U.S., U.K., Germany, Canada, and the Netherlands, a decrease of $3.3 million due to the decrease in minimum pension liabilities in the U.S. and the U.K. (recorded in Other Comprehensive Income), and an increase of $0.5 million due to derecognition of uncertain tax positions.

        We regularly review recent results and projected future results of operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

        Net (Loss) Income.    Net loss for 2009 was ($33.3) million or (15.6%) of net sales, compared to ($34.3) million net loss, or (9.9%) of net sales in 2008. Basic and diluted loss per share for 2009 were ($2.93) compared to basic and diluted loss per share of ($3.04) in 2008.

Results of Operations

2008 Compared to 2007

        The following table summarizes certain financial data for 2008 and 2007:

	2008	2007	Change	% Change
	(dollars in thousands)
Orders	$341,174	$360,540	$(19,366)	(5)%
Net sales	345,006	356,322	(11,316)	(3)%
Gross profit	92,265	107,411	(15,146)	(14)%
Selling, general and administrative expenses	97,796	84,520	13,276	16%
Impairment charges	24,351	—	24,351	—
(Loss) income from operations	(29,828)	24,263	(54,091)	(223)%
Net (loss) income	(34,305)	14,926	(49,231)	(330)%
Diluted (loss) earnings per share	$(3.04)	$1.40	$(4.44)	(317)%
Weighted average shares outstanding (in thousands)	11,309	10,482	827	8%
Gross profit as % of net sales	26.7%	30.1%	(3.4) pts
Selling, general and administrative expenses as % of net sales	28.3%	23.7%	4.6 pts
(Loss) income from operations as % of net sales	(8.6)%	6.8%	(15.4) pts
Net (loss) income as % of net sales	(9.9)%	4.2%	(14.1) pts

        Net Sales.    Net sales for 2008 were $345.0 million, an $11.3 million or 3% decline compared to 2007 net sales of $356.3 million. Net sales for the year increased in Asia and Other offset by declines in Europe and North America. On a full year basis, net sales were favorably impacted by approximately $14.5 million in foreign currency translation. Without the currency impact, sales for the year would have declined $25.8 million or 7% compared to 2007.

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

        Machine sales represented 74.4% of 2008 net sales, as compared to 74.8% of 2007 net sales. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

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

        Asia and Other order activity for the full year increased 13% despite the reduction in fourth quarter activity. New orders averaged over $24.5 million in new orders through September 30, 2008 with the fourth quarter declining to $7.3 million, a $17.2 million or 70% decrease. The growth in 2008 was primarily in China which had new orders in excess of $53.8 million, or 66% of the total region's orders.

        Gross Profit.    Gross profit was $92.3 million or 26.7% of net sales in 2008, compared to $107.4 million, or 30.1% of net sales in 2007. The reduction in gross profit can be attributed to $8.8 million in reduced sales volume, a $4.7 million year over year increase in inventory obsolescence reserves (the obsolescence reserve increase is primarily due to the discontinuance of certain product lines during 2008), approximately $3.9 million in reduced margin due to product and channel mix as well as the impact of discounts on discontinued product lines and approximately $3.0 million related to lower capacity utilization in the U.S. and Taiwan. These increases were offset by approximately $4.6 million related to the foreign currency translation.

        Selling, General, and Administrative Expense.    Selling, general and administrative ("SG&A") expense for the year 2008 was $97.8 million, or 28.3% of net sales, compared to $84.5 million, or 23.7% of net sales, in 2007. SG&A expense as a percentage of net sales increased over 2007 as a result of $2.3 million related to severance expense in the U.S. and Europe, $1.4 million due to increased sales and marketing efforts, including trade shows, and $1.0 million related to a voluntary early retirement program offered in the U.S. during the fourth quarter of 2008. In addition to the severance, marketing, and early retirement costs, 2008 SG&A expense increased by approximately $3.6 million due to foreign currency transaction losses which were primarily related to our New Taiwanese Dollar—U.S. Dollar exposure and approximately $3.3 million related to foreign currency translation.

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

        Income Tax Expense.    Income tax expense in 2008 was $3.0 million compared to $6.5 million in 2007. The effective tax rate was 9.8% in 2008 and 30.4% in 2007. The 2008 effective rate was negatively impacted by a significant amount of the goodwill impairment charges, which were non-deductible, resulting in a negative impact of 16.0%. Other changes from 2007 include an increase in our valuation allowance due to not recording a tax benefit on losses in the U.S., U.K., German, and Canadian operations. In addition, we experienced a net increase in 2008 in our liability for uncertain tax benefits due to foreign tax positions and settlements, as well as a change in the mix of profits by country. The income tax expense fundamentally represents tax expense on profits in certain of the Company's foreign subsidiaries.

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

        In 2008, the valuation allowance increased by $20.0 million. This was due to an increase of $7.2 million due to not recording a tax benefit on losses in the U.S., Canada, U.K., and Germany, an increase of $10.7 million due to the increase in minimum pension liabilities in the U.S. and the U.K. (and other items also recorded in Other Comprehensive Income), an increase of $2.2 million for state tax credits, and a decrease of $.1 million due a reduction and a reversal of tax assets in accordance with ASC Topic 740.

        As specified in SFAS 109, the Company regularly reviews recent results and projected future results of its operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

        Net (Loss) Income.    Net loss for 2008 was ($34.3) million or (9.9%) of net sales, compared to $14.9 million net income, or 4.2% of net sales in 2007. Basic and diluted loss per share for 2008 were ($3.04), compared to basic and diluted earnings per share of $1.41 and $1.40 in 2007. Earnings per share were impacted by the increase in average shares outstanding as a result of our stock offering in April 2007.

Liquidity and Capital Resources

        The Company's principal capital requirements are to fund its operations, including working capital, to purchase and fund improvements to its facilities, machines and equipment, and to fund acquisitions.

        At December 31, 2009, cash and cash equivalents were $24.6 million, compared to $18.4 million at December 31, 2008. The current ratio at December 31, 2009 was 3.89:1 compared to 2.80:1 at December 31, 2008.

  Cash Flows from Operating Activities:

        As shown in the Consolidated Statements of Cash Flows, cash provided by operating activities was $32.8 million in 2009 compared to $10.7 million in 2008. This represents an increase in cash provided by operations of $22.1 million.

        The table below shows the changes in cash flows from operating activities by component:

	Cash Flows from Operating Activities
	2009	2008	Change in Cash Flow
	(dollars in thousands)
Cash provided by/(used in):
Net (loss)	$(33,309)	$(34,305)	$996
Non-cash inventory write downs	8,127	7,560	567
Impairment charge	1,650	24,351	(22,701)
Depreciation and amortization	8,504	9,439	(935)
Debt issuance amortization	1,341	421	920
Provision for deferred taxes	347	1,278	(931)
Loss (gain) on sale of assets	240	(54)	294
Accounts receivable	21,009	8,503	12,506
Notes receivable	(580)	1,512	(2,092)
Inventories	41,474	2,909	38,565
Prepaids/Other assets	1,459	(3,437)	4,896
Accounts payable	(3,574)	(6,036)	2,462
Accrued expenses/accrued post-retirement benefits	(13,754)	(3,082)	(10,672)
Other	(140)	1,673	(1,813)

Cash provided by operating activities	$32,794	$10,732	$22,062

        In 2009, $32.8 million cash was provided by operating activities. Cash provided by operations was used to fund the net loss adjusted for non-cash expenses which included depreciation and amortization and inventory write downs. Cash was provided by changes in accounts receivable, inventories, and prepaid and other assets. Cash was used for accrued expenses which were primarily driven by decreases in customer deposits and accounts payable which decreased as a result of reduced purchasing activity driven by the economic downturn. The decrease in accounts receivable is due to lower sales levels during the end of 2008 and 2009. The decrease in inventory levels is due to special customer incentive programs, decreased production levels, and concentrated inventory reduction efforts.

        In 2008, cash was provided primarily by adding non-cash expenses including depreciation and amortization, inventory write down, impairment charge and provision for deferred taxes to the net loss. Cash was also provided by changes in accounts receivable, notes receivable, inventories, and other operating activities. Cash was used for prepaid and other assets, accrued expenses which were primarily driven by decreases in customer deposits and accounts payable which decreased as a result of reduced purchasing activity driven by the economic downturn. The decrease in accounts receivable is due to lower sales levels during the fourth quarter of 2008. The decrease in inventory levels is due to special customer incentive programs, decreased production levels, and concentrated inventory reduction efforts.

  Cash (Used In) Provided By Investing Activities:

        The table below shows the changes in cash flows from investing activities by component:

	Cash Flow from Investing Activities
	2009	2008	Change in Cash Flow
	(dollars in thousands)
Cash (used in)/provided by:
Capital expenditures	$(3,178)	$(4,693)	$1,515
Proceeds from sale of assets	125	106	19
Purchase of technical information	(142)	(175)	33

Cash (used in) provided by investing activities	$(3,195)	$(4,762)	$1,567

        Cash used in investing activities was $3.2 million for 2009, compared to $4.8 million in 2008. Capital expenditures for 2009 and 2008 were $3.2 million and $4.7 million, respectively. Capital expenditures in 2009 and 2008 included investment in manufacturing equipment and upgrades to information technology infrastructure.

  Cash (Used in)/ Provided by Financing Activities:

        Cash (used in)/provided by financing activities for 2009 and 2008 are summarized in the table below:

	Cash Flow from Financing Activities
	2009	2008	Change in Cash Flow
	(dollars in thousands)
Cash (used in)/ provided by:
(Repayments) borrowings on long-term debt	$(24,545)	$3,129	$(27,674)
Borrowings on short term notes payable	11,357	49,010	(37,653)
Repayments on short term notes payable	(10,038)	(51,810)	41,772
Net (purchases) of treasury stock	—	(585)	585
Debt issuance fees paid	(739)	(993)	254
Payments of dividends	(288)	(1,833)	1,545

Cash (used in) financing activities	$(24,253)	$(3,082)	$(21,171)

        Cash flow used in financing activities was $24.3 million for 2009, compared to $3.1 million for 2008. During 2009, we used $24.0 million generated from operations to repay the multi-currency debt facility. We borrowed $8.4 million on a 366 day term loan in March 2009 which was repaid in December 2009. In addition, we borrowed $3.0 million and repaid $1.7 million for general operational needs under our short term credit facility in 2009. In 2008, we borrowed $49.0 million and repaid $51.8 million under our short term credit facility. Dividend payments decreased by $1.5 million in 2009 as a result of decreasing the quarterly dividend payout to $0.01 per share for March 2009 and to $0.005 per share for June, September and December of 2009. During 2009, we also paid fees of $0.7 million related to the term loan facility compared to $1.0 million related to the term loan facility and the multi-currency debt facility during the same period of 2008.

        There were no shares of stock purchased under our Stock Repurchase Program during 2009. During 2008, we used $0.6 million to purchase stock through this program. Under the Stock Repurchase Program, we repurchased 45,500 shares of stock at an average price of $12.72 per share.

        At December 31, 2009 debt outstanding, including notes payable was $5.0 million compared to $28.1 million on December 31, 2008.

  Credit Facilities:

        In June 2008, we entered into a five-year $100.0 million multi-currency secured credit facility ("Credit Facility"). The Credit Facility replaced a $70.0 million revolving credit and a term loan agreement which was due to mature January 2011 as well as several other credit facilities in place in our foreign subsidiaries. The Credit Facility was secured by substantially all of the Company's and its domestic subsidiaries' assets, other than real estate, and a pledge of (i) 100% of the Company's investments in its domestic subsidiaries and (ii) 66 2/3% of the Company's investment in Hardinge Holdings GmbH the parent corporation of our significant foreign subsidiaries. In addition, if certain conditions were met, Hardinge Holdings GmbH may have been required to pledge its investment in certain of its material foreign subsidiaries. The obligations of the Company and Hardinge Holdings were also guaranteed by all of the Company's domestic subsidiaries and, under certain conditions, by certain of the Company's material foreign subsidiaries. Interest was based on London Interbank Offered Rates plus a spread which varied depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.20% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the Credit Facility. At December 31, 2008, borrowings under this agreement were $24.0 million.

        In March 2009, after using cash on hand generated from operating results to reduce the outstanding obligations under our $100.0 million multi-currency secured credit facility to $8.0 million, the facility was terminated. We recorded a non-cash charge of $1.0 million in the first quarter of 2009 related to the unamortized deferred financing costs in connection with this termination.

        In March 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan due on March 16, 2010. This term loan replaced the $100.0 million multi-currency secured credit facility. The term loan was secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 66 2/3% of the Company's investment in Hardinge Holdings GmbH. Interest was based on one-month London Interbank Offered Rates ("LIBOR") plus 5.0%. The interest rate increased by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times.

        In December 2009, we replaced the $10.0 million term loan due March 16, 2010 with a $10.0 million revolving credit facility due March 31, 2011. This new credit facility is secured by substantially all of the Company's U. S. assets (exclusive of real property), a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 65% of the Company's investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Systems, Inc., a wholly-owned subsidiary of the Company and owner of the real property comprising the Company's world headquarters in Elmira, New York. The credit facility's interest is based on the one-month LIBOR with a minimum interest rate of 5.5%. The new credit facility does not include any financial covenants. Simultaneous with closing the new credit agreement, the Company used cash on hand generated from operating results to repay the $8.4 million that was outstanding under the $10.0 million term loan. There are no amounts outstanding under this credit facility as of December 31, 2009.

        We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16%. There was no balance outstanding at December 31, 2009 or 2008 on this line. The agreement is negotiated annually and requires no commitment fee. It is payable on demand.

        In December 2008, our Kellenberger AG ("Kellenberger") subsidiary replaced their existing credit facilities and loan agreements with two new unsecured loan facilities with banks providing for borrowing of up to CHF 11.5 million ($10.8 million equivalent). These lines provided for interest at competitive short-term interest rates and carried no commitment fees on unused funds. At December 31, 2008 there were no borrowings under these facilities. These credit facilities were terminated and replaced with the new credit facilities discussed below in 2009.

        In August 2009, Kellenberger entered into two Credit Agreements with a bank. The first Credit Facility provides for borrowing of up to CHF 7.5 million ($7.2 million equivalent) which can be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity conducted with the bank with maximum terms of 12 months. The interest rate, which is currently 1.2% per annum, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of Kellenberger. The second Credit Facility is a working capital facility which can provide for borrowing of up to CHF 5.0 million ($4.8 million equivalent), and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The interest rate, which is currently LIBOR plus 1.5% or 1.8% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of Kellenberger. Both credit facilities are secured by the real property owned by Kellenberger. The agreements are also subject to a minimum equity covenant requirement where the minimum equity for Kellenberger must be at least 35% of its balance sheet total assets. Indebtedness under both agreements is payable upon demand. At December 31, 2009, we were in compliance with the required minimum equity ratios.

        In October 2009, Kellenberger entered into another Credit Agreement with a bank. This new agreement provides Kellenberger a CHF 7.0 million ($6.8 million equivalent) facility, that provides for up to CHF 7.0 million ($6.8 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($2.9 million equivalent) of the facility can be used for working capital. This facility is secured by the Company's real estate in Biel Switzerland up to CHF 3.0 million ($2.9 million equivalent). This new facility replaced a CHF 4.0 million ($3.9 million equivalent) credit facility with the same bank that provided up to CHF 4.0 million ($3.9 million equivalent) for similar borrowings. This new credit facility charges interest at the current rate of 5.75% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant. At December 31, 2009, we were in compliance with the required minimum equity ratios.

        In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of NTD 153.0 million ($4.7 million equivalent). At December 31, 2009 borrowings under this agreement were NTD 117.0 million ($3.7 million equivalent). Principal on the mortgage loan is repaid quarterly in the amount of NTD 4.5 million ($0.1 million equivalent).

        In October 2009, Hardinge Taiwan entered into an unsecured credit facility with a bank. This agreement provides a working capital facility of NTD 100.0 million ($3.1 million equivalent). This credit facility charges interest at the banks current base rate of 2.5% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds. At December 31, 2009 the balance outstanding under this facility was NTD 43.6 million ($1.4 million equivalent).

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.6 at December 31, 2009. It was reduced to $1.3 million on January 14, 2010 and expires on March 15, 2011. In total, we had various outstanding letters of credit totaling $7.2 million and $9.1 million at December 31, 2009 and 2008, respectively.

        The Company had total credit availability of up to $38.6 million at December 31, 2009. The unused amount available for working capital borrowings was $20.8 million. Total consolidated outstanding borrowings at December 31, 2009 and 2008 were $5.0 million and $28.1 million, respectively. Interest expense in 2009, 2008, and 2007 totaled $1.9 million, $1.7 million, and $3.1 million, respectively.

        We conduct some of our manufacturing, sales and service operations from leased space, with lease terms up to 10 years, and use certain data processing equipment under lease agreements expiring at various dates. Rent expense under these leases totaled $1.9 million, $2.5 million, and $2.0 million, during the years ended December 31, 2009, 2008, and 2007, respectively.

        The following table shows our future commitments in effect as of December 31, 2009 (in thousands):

	2010	2011	2012	2013	2014	There- after	Total
Notes payable and debt payments	$1,925	$563	$563	$563	$563	$843	$5,020
Operating lease obligations	1,305	1,010	658	589	482	1,304	5,348
Purchase commitments	8,840	—	—	—	—	—	8,840
Standby letters of credit	7,247	—	—	—	—	—	7,247

        We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table. In 2010, we anticipate making $2.9 million contributions to our domestic and foreign defined benefit pension plans and $0.4 million contributions to our domestic post-retirement plan.

        We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2010.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        Our earnings are affected by changes in short-term interest rates as a result of our floating interest rate debt. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $0.3 million in 2009 and $0.6 million in 2008. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost.

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

        Inventories.    We use a number of assumptions and estimates in determining the value of our inventory. An allowance is provided for the value of inventory quantities of specific items that are deemed to be excessive based on an annual review of past usage and anticipated future usage. While we feel this is the most appropriate methodology for determining excess quantities, the possibility exists that customers will change their buying habits in the future should their own requirements change. Changes in metal-cutting technology can render certain products obsolete or reduce their market value. We continually evaluate changes in technology and adjust our products and inventory carrying values accordingly, either by write-off or by price reductions. Changes in market conditions and realizable selling prices for our machines could reduce the value of our inventory. We continually evaluate the carrying value of our machine inventory against the estimated selling price, less related costs to sell and adjust our inventory carrying values accordingly. However, the possibility exists that a future technological development, currently unanticipated, might affect the marketability of specific products produced by the company.

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

        Intangible Assets.    We have acquired other machine tool companies or assets of companies. When doing so, we have used outside specialists to assist in determining the value of assets acquired, and have used traditional models for establishing purchase price based on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples and present value of future cash flows. Consequently, the value of goodwill and other purchased intangible assets on our balance sheet have been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity. During 2008, the Company recorded non-cash impairment charges of $24.4 million. See Note 4 to the Company's consolidated financial statements for additional information on these non-cash charges.

        Net Deferred Tax Assets.    We annually review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable. We continue to record a valuation allowance against deferred tax assets in the U.S., U.K., Germany, Canada, and the Netherlands.

        Retirement Plans.    We sponsor various defined benefit pension plans, defined contribution plans, and one postretirement benefit plan, all as described in Note 8 of the Consolidated Financial Statements. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

        We annually review the discount rate to be used for retirement plan liabilities, using bond pricing models based on high grade corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using a rate of 6.27% and 6.60% at our plan measurement date of December 31, 2009 and 2008, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.84% and 3.13% at their measurement dates of December 31, 2009 and 2008, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $11.3 million. An increase of one percent would decrease U.S. pension obligations by approximately $9.4 million. A decrease of one percent in the discount rate would increase the Kellenberger pension obligations by approximately $9.4 million. An increase of one percent would decrease the Kellenberger pension obligations by approximately $6.5 million.

        A change in the discount rate can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. An increase of one percent would increase U.S. pension expense by approximately $0.2 million. A decrease of one percent would increase the Kellenberger pension expense by approximately $1.0 million. An increase of one percent would decrease the Kellenberger pension expense by approximately $0.6 million.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return of each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. We used an expected rate of return of 8.00% and 8.50% at our measurement dates of December 31, 2009 and 2008, respectively, for our domestic plan. We used rates of return appropriate for each country for our foreign plans which resulted in a blended expected rate of return of 5.14% and 5.24% at their measurement dates of December 31, 2009 and 2008, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Kellenberger pension expense by approximately $0.7 million. Conversely, an increase of one percent would decrease the Kellenberger pension expense by approximately $0.7 million.

New Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued new guidance, on "Non-controlling Interests in Consolidated Financial Statements. ASC Topic 810 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. ASC Topic 810 also requires that the consolidated net income attributable to the parent and to the non-controlling interests be identified and displayed on the face of the consolidated income statement. We adopted the provisions of ASC Topic 810 January 1, 2009. The impact of adoption was not material to our consolidated financial statements.

        In June 2008, the FASB updated ASC Topic 260 to clarify that unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. The standard was effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. All prior period earnings per share data presented have been adjusted to comply with the provisions of ASC 260. The adoption of the two-class method increased the basic (loss) per share by $0.01 for year ended December 31, 2008 and reduced the basic earnings per share by $0.02 for the year ended December 31, 2007. Diluted (loss) per share increased by $0.01 for the year ended December 31, 2008 and the diluted earnings per share was reduced by $0.01 for the year ended December 31, 2007.

        In December 2008, the FASB issued changes to "Employer's Disclosures about Postretirement Benefit Plan Assets." ASC Topic 715-20 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. These changes become effective for 2009, and are not required for earlier periods presented for comparative purposes. We adopted ASC Topic 715-20 in the year ended December 31, 2009 and the required disclosures can be found in our Notes 8 and 9 to our consolidated financial statements.

        In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our consolidated financial position, cash flows, and results of operations was not significant.

        In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, "Interim Reporting," to require those disclosures in summarized financial information at interim reporting periods. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our disclosures was not significant.

        In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, "Subsequent Events," was effective in 2009. The Company adopted ASC Topic 855 during the year ended December 31, 2009. We have evaluated subsequent events through the date our consolidated financial statements were issued, noting no events that require adjustment of, or disclosure in, the consolidated financial statements except for the matters disclosed in Note 19 to our consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles ("GAAP")—authoritative and nonauthoritative—and making the Accounting Standards Codification ("ASC") the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Topic 105, "Generally Accepted Accounting Principles," was effective in 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition ASC Topic 605: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

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
December 31, 2009

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hardinge Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Notes 1 and 6 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes with the adoption of the guidance originally issued in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109" (codified in FASB ASC Topic 740, "Income Taxes") on January 1, 2007, and as discussed in Note 18 to the consolidated financial statements, the Company retrospectively adjusted the consolidated financial statements as a result of the Company's adoption of FASB Staff Position No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (codified in FASB ASC Topic 260 "Earnings per Share") on January 1, 2009.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 15, 2010

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In Thousands Except Share and Per Share Data)
Assets
Cash and cash equivalents	$24,632	$18,430
Accounts receivable, net	39,936	60,110
Notes receivable, net	2,364	994
Inventories, net	97,266	144,957
Deferred income taxes	732	398
Prepaid expenses	9,375	10,964

Total current assets	174,305	235,853
Property, plant and equipment	144,635	183,387
Less accumulated depreciation	89,924	123,790

Net property, plant and equipment	54,711	59,597
Notes receivable, net	157	923
Deferred income taxes	446	1,406
Intangible assets	10,527	10,725
Pension assets	2,032	437
Other long-term assets	26	884

Total non-current assets	13,188	14,375

Total assets	$242,204	$309,825

Liabilities and shareholders' equity
Accounts payable	$16,285	$20,059
Notes payable to bank	1,364	—
Accrued expenses	22,177	33,255
Accrued income taxes	1,535	2,911
Deferred income taxes	2,832	3,466
Current portion of long-term debt	563	24,549

Total current liabilities	44,756	84,240
Long-term debt	3,095	3,572
Accrued pension liability	22,082	47,442
Accrued postretirement benefits	2,472	2,528
Accrued income taxes	2,377	2,153
Deferred income taxes	4,030	—
Other liabilities	1,862	1,763

Total non-current liabilities	35,918	57,458
Common Stock—$0.01 par value	125	125
Additional paid-in capital	114,387	114,841
Retained earnings	59,103	92,700
Treasury shares—939,240 shares at December 31, 2009 and 1,003,828 shares at December 31, 2008	(11,978)	(13,037)
Accumulated other comprehensive (loss)	(107)	(26,502)

Total shareholders' equity	161,530	168,127

Total liabilities and shareholders' equity	$242,204	$309,825

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In Thousands Except Per Share Data)
Net sales	$214,071	$345,006	$356,322
Cost of sales	173,275	252,741	248,911

Gross profit	40,796	92,265	107,411
Selling, general and administrative expense	68,556	97,796	84,520
Loss (gain) on sale of assets	240	(54)	(1,372)
Impairment charge	1,650	24,351	—

(Loss) income from operations	(29,650)	(29,828)	24,263
Interest expense	1,926	1,714	3,051
Interest (income)	(114)	(285)	(224)

(Loss) income before income taxes	(31,462)	(31,257)	21,436
Income taxes	1,847	3,048	6,510

Net (loss) income	$(33,309)	$(34,305)	$14,926

Per share data:
Basic (loss) earnings per share	$(2.93)	$(3.04)	$1.41

Diluted (loss) earnings per share	$(2.93)	$(3.04)	$1.40

Cash dividends declared per share	$0.025	$0.16	$0.20

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Operating activities
Net (loss) income	$(33,309)	$(34,305)	$14,926
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash—inventory write down	8,127	7,560	—
Impairment charge	1,650	24,351	—
Depreciation and amortization	8,504	9,439	9,446
Debt issuance amortization	1,341	421	288
Provision for deferred income taxes	347	1,278	250
Loss (gain) on sale of assets	240	(54)	(1,372)
Unrealized intercompany foreign currency transaction (gain) loss	(140)	1,673	(1,062)
Changes in operating assets and liabilities:
Accounts receivable	21,009	8,503	5,560
Notes receivable	(580)	1,512	2,495
Inventories	41,474	2,909	(21,448)
Prepaids/other assets	1,459	(3,437)	2,401
Accounts payable	(3,574)	(6,036)	(4,857)
Accrued expenses	(12,744)	(3,162)	1,262
Accrued postretirement benefits	(1,010)	80	(432)

Net cash provided by operating activities	32,794	10,732	7,457
Investing activities
Capital expenditures	(3,178)	(4,693)	(5,582)
Proceeds on sale of assets	125	106	3,629
Purchase of Canadian entity net of cash acquired	—	—	(240)
Purchase of technical information	(142)	(175)	—

Net cash (used in) investing activities	(3,195)	(4,762)	(2,193)
Financing activities
Borrowings under short-term notes payable to bank	11,357	49,010	84,484
Repayments of short-term notes payable to bank	(10,038)	(51,810)	(86,026)
(Decrease) increase in long-term debt	(24,545)	3,129	(48,724)
Net proceeds from issuance of common stock	—	—	55,946
Net (purchases) of treasury stock	—	(585)	(89)
Debt issuance fees paid	(739)	(993)	(152)
Dividends paid	(288)	(1,833)	(2,164)

Net cash (used in) provided by financing activities	(24,253)	(3,082)	3,275
Effect of exchange rate changes on cash	856	(461)	702

Net increase in cash	6,202	2,427	9,241
Cash and cash equivalents at beginning of year	18,430	16,003	6,762

Cash and cash equivalents at end of year	$24,632	$18,430	$16,003

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comp. Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2006	$99	$59,741	$116,438	$(13,916)	$(5,253)	$157,109
Comprehensive Income
Net income			14,926			14,926
Other comprehensive income (loss)
Postretirement plans					20,469	20,469
Foreign currency translation adjustment					9,229	9,229
Unrealized gain on cash flow hedge					67	67
Unrealized (loss) on net investment hedge					(278)	(278)

Comprehensive income						44,413

Dividends declared			(2,164)			(2,164)
Adoption of FIN48			(362)			(362)
Secondary Equity Offering	26	55,920				55,946
Shares issued pursuant to long-term incentive plan		(847)		847		0
Shares forfeited pursuant to long-term incentive plan		65		(105)		(40)
Amortization (long-term incentive plan)		333				333
Net purchase of treasury stock		(241)		151		(90)

Balance at December 31, 2007	$125	$114,971	$128,838	$(13,023)	$24,234	$255,145

Comprehensive Income (Loss)
Net (loss)			(34,305)			(34,305)
Other comprehensive income (loss)
Postretirement plans					(46,767)	(46,767)
Foreign currency translation adjustment					(3,050)	(3,050)
Unrealized (loss) on cash flow hedge					(654)	(654)
Unrealized (loss) on net investment hedge					(265)	(265)

Comprehensive (loss)						(85,041)

Dividends declared			(1,833)			(1,833)
Shares issued pursuant to long-term incentive plan		(1,225)		1,225		0
Shares forfeited pursuant to long-term incentive plan		381		(622)		(241)
Amortization (long-term incentive plan)		682				682
Net purchase of treasury stock		32		(617)		(585)

Balance at December 31, 2008	$125	$114,841	$92,700	$(13,037)	$(26,502)	$168,127

Comprehensive Income (Loss)
Net (loss)			(33,309)			(33,309)
Other comprehensive income (loss)
Postretirement plans					21,018	21,018
Foreign currency translation adjustment					5,377	5,377

Comprehensive (loss)					0	(6,914)

Dividends declared			(288)			(288)
Shares issued pursuant to long-term incentive plan		(530)		530		0
Shares forfeited pursuant to long-term incentive plan		64		(64)		0
Amortization (long-term incentive plan)		438		0		438
Net purchase of treasury stock		(426)		593		167

Balance at December 31, 2009	$125	$114,387	$59,103	$(11,978)	$(107)	$161,530

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

1. Significant Accounting Policies

Nature of Business

        Hardinge Inc. (the "Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. Sales are to customers in North America, Europe, and 'Asia and Other.' A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, telecommunications, and transportation.

FASB Accounting Standards Codification

        Effective in 2009, the Financial Accounting Standards Board (FASB) has defined a new hierarchy for U.S. generally accepted accounting principles ("GAAP") and established the FASB Accounting Standards Codification (ASC) as the sole source for authoritative guidance to be applied by non-governmental entities. Adoption of the ASC changes the manner in which GAAP guidance is referenced, but it does not have any impact on our financial position or results of operations.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Recent Developments

        The global economic recession, which began in 2008, continued to impact the industries in which we conduct business throughout 2009. The reduced availability of credit has impacted our customers' ability to obtain financing. As a result, we continued to experience order cancellations and low levels of incoming orders and related sales activity during the year. Due to these conditions, management continually assessed and implemented cost reduction initiatives throughout the Company to preserve cash flow. During 2009, we successfully negotiated new credit facilities in the US, Switzerland and Taiwan providing the liquidity needed for working capital when we rebound from this current economic downturn. Management believes the actions taken during the second half of 2008 and throughout 2009 will provide the required cash flow to enable us to meet our financial commitments throughout 2010.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current-year presentation. These reclassifications had no impact on our results of operations, financial position, or changes in shareholders' equity.

Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

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

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was $2.7 million and $1.9 million at December 31, 2009 and 2008, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

Notes Receivable

        In the past, we provided long-term financing for the purchase of our equipment by qualified end-user customers in North America. In 2002, we replaced the internal program by offering lease programs from selected established equipment lease financing companies in the U.S. and Canada. Before that change, customer financing was generally offered for a term of up to seven years, with the Company retaining a security interest in the purchased equipment and filing appropriate liens. We also have notes receivable in our Asian subsidiaries. These notes are fully guaranteed by local financial institutions and are generally for periods of less than one year. The amount of notes receivable outstanding was $2.5 million and $1.9 million at December 31, 2009, and December 31, 2008, respectively. These amounts are net of bad debt allowances of $2.2 million and $1.8 million at December 31, 2009 and 2008, respectively. In the event of a customer default and foreclosure, it is our practice to recondition and resell the equipment. It has been our experience that such equipment resales have realized most, but not all, of the remaining contract value. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments on notes.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of prepaid insurance, prepaid real estate taxes, prepaid software license agreements, prepaid income taxes and security deposits on certain inventory purchases. Prepayments are expensed on a straight-line basis over the corresponding life of the underlying asset.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

1. Significant Accounting Policies (Continued)

Inventories

        Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Major additions, renewals or improvements that extend the useful lives of assets are capitalized. Maintenance and repairs are expensed to operations as incurred. Depreciation expense is computed on the straight-line and accelerated methods over the assets' estimated useful lives. The depreciable lives of our fixed assets vary according to their estimated useful lives and generally are: 40 years for buildings, 12 years for machinery, 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment. Depreciation expense was $7.2 million, $8.1 million, and $8.3 million for 2009, 2008 and 2007, respectively.

Goodwill and Intangibles

        Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization, but are reviewed at least annually for impairment or are reviewed for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment.

Impairment of Long Lived Assets

        We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To assess whether impairment exists, we use undiscounted cash flows and measure any impairment loss using discounted cash flows. Assets to be held for sale are reported at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated.

Income Taxes

        We account for income taxes using the liability method where deferred tax assets and liabilities are recognized based on differences between financial reporting and tax bases of assets and liabilities. These deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In addition, the amount of any future tax benefits is reduced by a valuation allowance until it is more likely than not those benefits will be realized.

        The Company recorded a full valuation allowance for its U.S. net deferred tax assets. A valuation allowance is established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market conditions in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc. that will result in future profits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore,

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

1. Significant Accounting Policies (Continued)

cumulative losses weigh heavily in the overall assessment and were a major consideration in our decision to establish a valuation allowance.

        We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., German, Canadian, and Dutch deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as federal and provincial jurisdictions in Switzerland, U.K., Canada, Germany, the Netherlands, China and Taiwan. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Accordingly, these substantial judgment items impacted the effective tax rate for 2009.

        On January 1, 2007, the Company adopted ASC 740, and thus accounts for its uncertain tax positions in accordance with the provisions of ASC 740 guidance. Refer to Note 6, Income Taxes, for information related to the effect of the adoption of the accounting for the Company's uncertain tax positions.

Revenue Recognition

        Revenue from product sales is generally recognized upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectibility is reasonably assured, and the title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives, and returns. Discounts and customer sales incentives are typically negotiated as part of the sales terms at the time of sale and are recorded as a reduction of revenue. The Company does not routinely permit customers to return machines. In the rare case that a machine return is permitted, a restocking fee is typically charged. Returns of spare parts and workholding products are limited to a period of 90 days subsequent to purchase, excluding special orders which are not eligible for return. An estimate of returns, which is not significant, is recorded as a reduction of revenue and is based on historical experience. Transfer of ownership and risk of loss are generally not contingent upon contractual customer acceptance. Prior to shipment, each machine is tested to ensure the machine's compliance with standard operating specifications as listed in our promotional literature. On an exception basis, where larger multiple machine installations are delivered which require run-offs and customer acceptance at their facility, revenue is recognized in the period of customer acceptance.

        Revenue from extended warranties are deferred and recognized on a pro-rata basis across the term of the warranty contract.

Sales Tax/VAT

        We collect and remit taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

1. Significant Accounting Policies (Continued)

taxes may include sales, use, and value-added taxes. We report the collection of these taxes on a net basis (excluded from revenues).

Shipping and Handling Costs

        Shipping and handling cost are recorded as part of cost of goods sold.

Warranties

        We offer warranties for our products. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we sold the product. We generally provide a basic limited warranty for a period of one year. We estimate the costs that may be incurred under our basic limited warranty, based largely upon actual warranty repair cost history, and record a liability for such costs in the month that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

        We also sell extended warranties for some of our products. These extended warranties usually cover a 12-24 month period that begins up to 12 months after time of sale. Revenues for these extended warranties are recognized monthly as a portion of the warranty expires.

        These liabilities are reported in accrued expenses on our consolidated balance sheet.

        A reconciliation of the changes in our product warranty accrual during the year ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$2,872	$2,469
Warranty settlement costs	(2,541)	(3,129)
Warranties issued	2,817	3,785
Changes in accruals for pre-existing warranties	(760)	(345)
Other—currency translation impact	48	92

Balance at end of period	$2,436	$2,872

Research and Development Costs

        The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $9.3 million, $9.8 million, and $10.6 million, in 2009, 2008, and 2007, respectively.

Foreign Currency Translation and Re-measurement

        The functional currency of our foreign subsidiaries is their local currency. Net assets are translated at month end exchange rates while income, expense, and cash flow items are translated at average exchange rates for the applicable period. Translation adjustments are recorded within Accumulated

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

1. Significant Accounting Policies (Continued)

Other Comprehensive Income (loss). Gains and losses resulting from foreign currency denominated transactions are included as a component of selling, general and administrative expense in our Consolidated Statement of Operations.

Fair Value of Financial Instruments

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, long-term debt and foreign currency forwards. The carrying values for our financial instruments approximate fair value. See Note 9 for additional disclosure.

Derivative Financial Instruments

        As a multinational Company, we are exposed to market risk from changes in foreign currency exchange rates that could affect our results of operations and financial condition. To manage this risk, we enter into derivative instruments namely in the form of foreign currency forwards. Our derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on balance sheet exposures of both trade and intercompany assets and liabilities. We hedge this exposure with contracts settling in less than a year and designate these forward contracts as fair value hedges. These derivatives do not qualify for hedge accounting treatment. Gains or losses resulting from the changes in the fair value of these hedging contracts are recognized in earnings.

Stock-Based Compensation

        We account for stock-based compensation based on the estimated fair value of the award as of the grant date and recognize as expense the value of the award over the required service period.

Comprehensive Income

        Comprehensive income consists of net income, postretirement plan adjustments, foreign currency translation adjustments and unrealized gains or losses on hedging, net of tax, and is presented in the Consolidated Statements of Shareholders' Equity.

Earnings Per Share

        Basic earnings per common share is computed by dividing net (loss) income available to common shareholders by the weighted average number of common shares outstanding for the period. Net (loss) income available to common shareholders represents net (loss) income reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options.

        Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. Recipients of restricted stock are entitled to receive non-forfeitable dividends during the vesting period, therefore, meeting the definition of a participating security.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

2. Net Inventories

        Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are as follows:

	December 31,
	2009	2008
	(in thousands)
Finished products	$51,314	$74,287
Work-in-process	19,019	32,827
Raw materials and purchased components	26,933	37,843

	$97,266	$144,957

        We assess the valuation of our inventories and reduce the carrying value of those inventories that are obsolete or in excess of our forecasted usage to their estimated net realizable value. We estimate the net realizable value of such inventories based on analyses and assumptions including, but not limited to, historical usage, future demand, and market requirements. We also review the carrying value of our inventory compared to the estimated selling price less costs to sell and adjust our inventory carrying value accordingly. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for our products is less favorable than our forecasts, inventories may need to be reduced, which would result in additional expense.

Reserve for Excess and Obsolete Inventory

	Years Ended December 31,
	2009	2008	2007
	(in thousands)
Balance at Beginning of Period	$17,215	$14,085	$13,456
Additions to provision	11,365	11,317	3,434
Less deductions	4,421	8,187	2,805

Balance at End of Period	$24,159	$17,215	$14,085

        During 2009, we recognized a non-cash charge of $8.1 million for the impairment of inventory. $5.0 million of this charge resulted from the discontinued production of non-critical manufacturing parts and certain machines in our Elmira, NY facility. $1.5 million of this charge was related to lower of cost or market write-downs on machines reflecting the current competitive market conditions and $1.6 million was related to excess and obsolescence reserve requirements.

        During 2008, we conducted a comprehensive evaluation of our operations, products, and worldwide markets. As a result of this strategic review, we decided to focus on products which were in the higher end of the product spectrum. As a result of this change, we discontinued certain product lines which targeted less demanding manufacturing applications. Additionally, due to the actions taken to reposition our product mix, as well as a review of other expected inventory usage patterns, we recognized a non-cash charge of approximately $7.6 million in 2008 for the impairment of inventory.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

3. Property, Plant and Equipment

        Components of property, plant and equipment at December 31 consisted of the following:

	December 31,
	2009	2008
	(in thousands)
Land, buildings and improvements	$64,675	$63,957
Machinery, equipment and fixtures	65,292	96,750
Office furniture, equipment and vehicles	14,668	22,680

	144,635	183,387
Less accumulated depreciation and amortization	89,924	123,790

Property, plant and equipment, net	$54,711	$59,597

        During 2009, as part of restructuring our North American manufacturing operations, we began moving towards a variable cost business model, outsourcing many of our non-critical components and subassemblies for machines currently manufactured in the Elmira, NY facility. As a result, we ceased manufacturing operations involved in the non-critical parts production in Elmira, NY in December 2009. In conjunction with this action, we identified certain property, plant and equipment with an acquisition cost of $22.9 million and net book value of $0.8 million that would no longer be utilized in our manufacturing operations and have made them available for sale. These assets were recorded on the balance sheet at $0.2 million as of December 31, 2009 based on the lower of the assets carrying value or fair value less estimated costs to sell, with a related impairment charge of $0.6 million. We expect that these assets will be sold during 2010.

        In addition to the assets that were classified as available for sale, we identified certain property, plant and equipment with an acquisition cost of $15.0 million and a net book value of $1.1 million that would no longer be utilized in our manufacturing operations and disposed of them. As of December 31, 2009 we recorded an impairment charge of $1.1 million related to these assets.

4. Goodwill and Intangibles

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

        During the third quarter of 2008, due to recurring losses at our Canadian entity, we performed a discounted cash flow analysis which indicated that the goodwill and intangible assets related to our Canadian entity were impaired. Accordingly, the Company recorded a non-cash charge of $2.1 million to reflect the impairment of the goodwill, as well as $0.6 million impairment charge on other intangible assets.

        During the fourth quarter of 2008 we conducted our annual impairment testing. As a result of the global economic conditions and the dramatic decreases in our equity value and the equity value of our industry peers, we determined that the carrying value of reporting units with goodwill exceeded their

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

4. Goodwill and Intangibles (Continued)

fair value, indicating that goodwill was potentially impaired. As a result, we initiated the second step of the goodwill impairment test which involves calculating the implied fair value of our goodwill by allocating the fair value of the related reporting unit to all of the reporting unit's assets and liabilities other than goodwill and comparing it to the carrying amount of goodwill. We determined that the implied fair value of our remaining goodwill was $0.0 which resulted in a further $21.6 million impairment charge in 2008.

        At December 31, 2009 and 2008, we do not have any amounts recorded as goodwill on our balance sheet. The major components of intangible assets are as follows:

	December 31,
	2009	2008
	(in thousands)
Amortizable intangible assets:
Technical information, patents, and other items	$8,961	$8,961
Nonamortizable intangible assets:
Trade name, trademarks & copyrights	6,849	6,500

	15,810	15,461
Less accumulated amortization	(5,283)	(4,736)

Intangible Assets, net	$10,527	$10,725

        Nonamortizable intangible assets represent the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004. The Company uses this recognized brand name on all of its machining center lines, and therefore, the asset has been determined to have an indefinite useful life.

        Amortization of intangible assets for the years ended December 31, 2009 and 2008 was $0.7 million and $0.9 million. The estimated amortization expense on existing intangible assets for each of the next five years is approximately $0.8 million, $0.6 million, $0.6 million, $0.6 million, and $0.6 million, respectively. The estimated weighted average useful life of these amortizing intangible assets is 6 years.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

5. Financing Arrangements

        Long-term debt consists of:

	December 31,
	2009	2008
	(in thousands)
Note payable under revolving credit facility, with an effective interest rate of 2.22% at December 31, 2008	$—	$24,000
Real estate secured loan payable under terms of loan agreement, with interest rates of 1.57% at December 31, 2009 and 1.48% at December 31, 2008.	3,658	4,121

	3,658	28,121
Less: current portion	(563)	(24,549)

	$3,095	$3,572

        Maturities of long-term debt under the long-term financing agreements in place are as follows for the years ended December 31, (in thousands):

2010	$563
2011	563
2012	563
2013	563
2014	563
Thereafter	843

        In June 2008, we entered into a five-year $100.0 million multi-currency secured credit facility ("Credit Facility"). The Credit Facility replaced a $70.0 million revolving credit and a term loan agreement which was due to mature January 2011 as well as several other credit facilities in place in our foreign subsidiaries. The Credit Facility was secured by substantially all of the Company's and its domestic subsidiaries' assets, other than real estate, and a pledge of (i) 100% of the Company's investments in its domestic subsidiaries and (ii) 66 2/3% of the Company's investment in Hardinge Holdings GmbH. In addition, if certain conditions were met, Hardinge Holdings GmbH may have been required to pledge its investment in certain of its material foreign subsidiaries. The obligations of the Company and Hardinge Holdings GmbH were also guaranteed by all of the Company's domestic subsidiaries and, under certain conditions, by certain of the Company's material foreign subsidiaries. Interest was based on London Interbank Offered Rates plus a spread which varies depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.20% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the Credit Facility. We had the option, subject to certain conditions, to increase the facility by $50.0 million. At December 31, 2008, borrowings under this agreement were $24.0 million which we classified as current portion of long-term debt outstanding as a result of our not being in compliance with our required debt covenants.

        In March 2009, after using cash on hand generated from operating results to reduce the outstanding obligations under the $100.0 million multi-currency secured credit facility to $8.0 million,

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

5. Financing Arrangements (Continued)

the credit facility was terminated. We recorded a non-cash charge of $1.0 million in the first quarter of 2009 related to the unamortized deferred financing costs in connection with this termination.

        In March 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan due on March 16, 2010. This term loan replaced the $100.0 million multi-currency secured credit facility. The term loan was secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 66 2/3% of the Company's investment in Hardinge Holdings GmbH. Interest was based on one-month London Interbank Offered Rates ("LIBOR") plus 5.0%. The interest rate increased by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times.

        In December 2009, we replaced the $10.0 million term loan due March 16, 2010 with a $10.0 million revolving credit facility due March 31, 2011. This new credit facility is secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 65% of the Company's investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Systems, Inc., a wholly-owned subsidiary of the Company and owner of the real property comprising the Company's world headquarters in Elmira, New York. The credit facility's interest is based on the one-month LIBOR with a minimum interest rate of 5.5%. The new credit facility does not include any financial covenants but does contain other customary representations, affirmative and negative covenants, and events of default. Simultaneous with closing the new credit agreement, the Company used cash on hand generated from operating results to pay the $8.4 million term loan. There are no amounts outstanding under this credit facility as of December 31, 2009.

        We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16%. There was no balance outstanding at December 31, 2009 or 2008 on this line. The agreement is negotiated annually and requires no commitment fee. It is payable on demand.

        In December 2008, our Kellenberger AG ("Kellenberger") subsidiary replaced their existing credit facilities and loan agreements with two new unsecured loan facilities with banks providing for borrowing of up to CHF 11.5 million ($10.8 million equivalent). These lines provided for interest at competitive short-term interest rates and carried no commitment fees on unused funds. At December 31, 2008 there were no borrowings under these facilities. These credit facilities were terminated and replaced with the new credit facilities discussed below in 2009.

        In August 2009, Kellenberger entered into two Credit Agreements with a bank. The first Credit Facility provides for borrowing of up to CHF 7.5 million ($7.2 million equivalent) which can be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity conducted with the bank with maximum terms of 12 months. The interest rate, which is currently 1.2% per annum, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of the borrower. The second Credit Facility is a working capital facility which can provide for borrowing of up to CHF 5.0 million ($4.8 million equivalent), can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The interest rate, which is currently LIBOR plus 1.5% or 1.8% for a 90 day borrowing, is determined by the bank based on prevailing money and capital

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

5. Financing Arrangements (Continued)

market conditions and the bank's risk assessment of the borrower. Both credit facilities are secured by the real property owned by Kellenberger. The agreements are also subject to a minimum equity covenant requirement where the minimum equity must be at least 35% of the balance sheet total assets. Indebtedness under both agreements is payable upon demand. At December 31, 2009, there were no borrowings under these facilities. At December 31, 2009, we were in compliance with the required minimum equity ratios.

        In October 2009, Kellenberger entered into a Credit Agreement with a bank. This new agreement provides Kellenberger a CHF 7.0 million ($6.8 million equivalent) facility, that provides for up to CHF 7.0 million ($6.8 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($2.9 million equivalent) of the facility can be used for working capital. This facility is secured by the Company's real estate in Biel Switzerland up to CHF 3.0 million ($2.9 million equivalent). This new facility replaced a CHF 4.0 million ($3.9 million equivalent) credit facility with the same bank that provided up to CHF 4.0 million ($3.9 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 0.5 million ($0.5 million equivalent) of this facility could be used for working capital. This new credit facility charges interest at the current rate of 5.75% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant. At December 31, 2009, we were in compliance with the required minimum equity ratios. There were no borrowings under this facility at December 31, 2009.

        In June 2006, our Taiwan subsidiary negotiated a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of NTD 153.0 million ($4.7 million equivalent). At December 31, 2009 borrowings under this agreement were NTD 117.0 million ($3.7 million equivalent). Principal on the mortgage loan is repaid quarterly in the amount of NTD 4.5 million, ($0.1 million equivalent).

        In October 2009, Hardinge Machine Tools B.V., Taiwan Branch entered into an unsecured credit facility with a bank. This agreement provides a working capital facility of NTD 100.0 million ($3.1 million equivalent). This credit facility charges interest at the banks current base rate of 2.5% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds. At December 31, 2009 the balance outstanding under this facility was NTD 43.6 million ($1.4 million equivalent).

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.6 at December 31, 2009. It was reduced to $1.3 million on January 14, 2010 and expires on March 15, 2011. In total, we had various letters of credit totaling $7.2 million and $9.1 million at December 31, 2009 and 2008, respectively.

        The Company had total credit availability of up to $38.6 million at December 31, 2009. The unused amount available for working capital borrowings was $20.8 million. Total consolidated outstanding borrowings at December 31, 2009 and 2008 were $5.0 million and $28.1 million, respectively. Interest expense in 2009, 2008, and 2007 totaled $1.9 million, $1.7 million, and $3.1 million, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

6. Income Taxes

        The Company's pre-tax income for domestic and foreign sources is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Domestic	$(23,465)	$(16,712)	$(4,081)
Foreign	(7,997)	(14,545)	25,517

Total	$(31,462)	$(31,257)	$21,436

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$26,714	$20,778
State tax credit carryforwards	6,712	6,683
Postretirement benefits	1,079	1,072
Deferred employee benefits	2,366	1,894
Accrued pension	6,259	13,424
Inventory valuation	334	582
Other	5,479	2,016

	48,943	46,449
Less valuation allowance	(46,448)	(38,001)

Total deferred tax assets	2,495	8,448

Deferred tax liabilities:
Tax over book depreciation	(4,405)	(3,978)
Inventory valuation	(2,562)	(3,118)
Other	(1,212)	(3,014)

Total deferred tax liabilities	(8,179)	(10,110)

Net deferred tax liabilities	$(5,684)	$(1,662)

        We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Canadian and Dutch net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        In 2009, the valuation allowance increased by $8.4 million. This was due to an increase of $11.2 million due to not recording a tax benefit on losses in the U.S., U.K., Germany, Canada, and the Netherlands, a decrease of $3.3 million due to the decrease in minimum pension liabilities in the U.S. and the U.K. (recorded in Other Comprehensive Income), and an increase of $0.5 million due to a derecognition of uncertain tax positions.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

6. Income Taxes (Continued)

        In 2008, the valuation allowance increased by $20.0 million. This was due to an increase of $7.2 million due to not recording a tax benefit on losses in the U.S., Canada, U.K., and Germany, an increase of $10.7 million due to the increase in minimum pension liabilities in the U.S. and the U.K. (recorded in Other Comprehensive Income), an increase of $2.2 million for state tax credits, and a decrease of $.1 million due a reduction and a reversal of tax assets in accordance with FIN 48.

        At December 31, 2009 and 2008, we had state investment tax credits of $6.7 million and $6.6 million, respectively, expiring at various dates through the year 2017. In addition, we have U.S. and state net operating loss carryforwards of $52.2 million and $100.9 million, respectively, which expire from 2023 through 2029. We also have foreign net operating loss carryforwards of $26.6 million. The U.S. net operating loss includes approximately $1.5 million of the net operating loss carryforward for which a benefit will be recorded in Additional Paid in Capital when realized.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current:
Federal and state	$—	$—	$92
Foreign	1,313	3,463	6,337

Total current	1,313	3,463	6,429

Deferred:
Federal and state	100	(634)	—
Foreign	434	219	81

Total deferred	534	(415)	81

	$1,847	$3,048	$6,510

        There were tax refunds of $1.4 million in 2009, and none in 2008 or 2007. Income tax payments primarily related to foreign locations totaled $2.5 million, $5.6 million, and $5.9 million, in 2009, 2008, and 2007, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

6. Income Taxes (Continued)

        The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Income:

	2009	2008	2007
Federal income taxes at statutory rate	(35.0)%	(35.0)%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	1.4	4.0	(11.8)
Effect of change in the enacted rate in Swiss jurisdiction	0.8	(1.0)	(0.5)
Increase in valuation allowance	34.8	29.7	4.5
Recognition of state tax credits	—	(7.1)	—
Change in estimated liabilities	4.1	3.3	3.0
Tax effect of goodwill impairment	—	16.0	—
Other	(0.2)	(0.1)	0.2

	5.9%	9.8%	30.4%

        At the end of 2009, we concluded that we no longer plan to indefinitely reinvest all of our non-U.S. subsidiaries' earnings outside the U.S. due to capital overseas in excess of current and projected future needs. As a result, we recorded a deferred tax liability of $0.45 million at the end of 2009 to reflect the net additional U.S. tax due upon the ultimate repatriation of approximately $2.0 million of the previously undistributed earnings of our non-U.S. subsidiaries. Because of our tax loss carryforwards in the U.S., we reduced the deferred tax asset related to this item, and decreased our valuation allowance by a corresponding amount, resulting in a deferred tax liability of $0.1 million.

        The remaining undistributed earnings of the foreign subsidiaries, which amounted to approximately $119.6 million at December 31, 2009, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        We had been granted a tax holiday in China. For 2009, our tax rate for our Chinese subsidiary was 20%, and our tax rate in China will be phased in until ultimately reaching a rate of 25% in 2012.

        On January 1, 2007, we adopted the provisions of FIN 48, as subsequently codified in ASC Topic 740, "Income Taxes." As a result of the adoption of and recognition of the cumulative effect of adoption of the new accounting principle, the Company recorded a $0.4 million increase in the liability for uncertain income tax benefits, with an offsetting reduction in retained earnings. This adjustment reflects the net difference between related balance sheet accounts before and then as measured pursuant to the provisions of uncertain income tax benefit. In addition, we derecognized $1.46 million of deferred tax assets, for which a full valuation allowance had previously been provided. The valuation allowance was also reduced by $1.46 million as part of the adoption. Additionally, the adoption resulted in the accrual for uncertain tax positions being reclassified from accrued income taxes to other liabilities in our Consolidated Balance Sheet.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

6. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2009	2008
	(in thousands)
Balance at beginning of period	$2,192	$1,086
Additions for tax positions related to the current year	24	677
Additions for tax positions of prior years	318	748
Reductions for tax positions of prior years	—	(132)
Reductions due to lapse of applicable statute of limitations	(52)	(155)
Settlements	(39)	(32)

Balance at end of period	$2,443	$2,192

        If recognized, essentially all of the uncertain tax benefits and related interest at December 31, 2009 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

        We record interest and penalties on tax reserves as income tax expense in the financial statements. For the year ended December 31, 2009 interest expense of $0.2 million was recorded and penalties of $.04 million were recorded, and there was $0.5 million of accrued interest and $0.3 million of accrued penalties related to uncertain tax positions included in the liability for uncertain tax positions at December 31, 2009.

        For the year ended December 31, 2008, we recognized $0.1 million of deferred tax assets that had previously been reversed, due to the lapse of applicable statutes of limitations. We determined that the deferred tax assets should be subject to a full valuation allowance, and the valuation allowance was also increased by $0.1 million.

        The tax years 2006 to 2009 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, U.K., Taiwan, Germany, Canada, and China), the tax years between 2004 to 2009 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

7. Industry Segment and Foreign Operations

        We operate in one business segment—industrial machine tools.

        Domestic and foreign operations consist of:

	Year ended December 31,
	2009			2008			2007
	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other
	(in thousands)
Sales
Domestic	$65,940	$88,365	$58,854	$114,207	$150,672	$62,193	$120,755	$158,349	$52,413
Export	7,669	18,648	8,902	17,773	37,094	30,411	25,931	39,269	41,908

	73,609	107,013	67,756	131,980	187,766	92,604	146,686	197,618	94,321
Less inter-area eliminations	7,558	15,685	11,064	18,336	20,810	28,198	23,641	17,967	40,695

Total Net Sales	$66,051	$91,328	$56,692	$113,644	$166,956	$64,406	$123,045	$179,651	$53,626

Identifiable Assets	$65,457	$111,378	$65,369	$112,755	$142,826	$54,244	$135,595	$172,564	$53,669

        Sales attributable to European Operations and Asian Operations are based on those sales generated by subsidiaries located in Europe and Asia.

        Inter-area sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales.

        One customer in the automotive industry accounted for 6.8% of our net sales in 2009 and no single customer accounted for more than 5% of consolidated sales in 2008 and 2007.

        Machine sales accounted for approximately 74% of 2009, 2008, and 2007 net sales. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

Revenues from external customers by country:

	Year Ended December 31,
	2009	% of Total	2008	% of Total	2007	% of Total
	(in thousands)
U.S. Sales	$60,550	28.3%	$99,193	28.8%	$113,423	31.8%
China	51,667	24.1%	51,503	14.9%	43,455	12.3%
Germany	40,349	18.8%	51,850	15.0%	45,295	12.7%
England	15,973	7.5%	26,595	7.7%	35,312	9.9%
Other Foreign	45,532	21.3%	115,865	33.6%	118,837	33.3%

Total Foreign	153,521	71.7%	245,813	71.2%	242,899	68.2%

Total Sales	$214,071	100.0%	$345,006	100.0%	$356,322	100.0%

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

7. Industry Segment and Foreign Operations (Continued)

Total Property, Plant and Equipment by country:

	Year Ended December 31,
	2009	% of Total	2008	% of Total	2007	% of Total
	(in thousands)
U.S.	$16,691	30.5%	$19,748	33.1%	$21,569	35.0%
Switzerland	28,660	52.4%	30,077	50.5%	29,306	47.6%
Taiwan	7,564	13.8%	7,638	12.8%	7,791	12.7%
Other Foreign	1,796	3.3%	2,134	3.6%	2,865	4.7%

Total Foreign	38,020		39,849		39,962

Total PP&E	$54,711	100.0%	$59,597	100.0%	$61,531	100.0%

8. Employee Benefits

Pension and Postretirement Plans

        We provide a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The Plan bases benefits upon both years of service and earnings. Our policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. For each of our foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Also, each of these foreign plans requires employee and employer contributions except Hardinge Taiwan, which requires only employer contributions. Effective June 15, 2009, we suspended future accrual of benefits under the U.S. defined benefit pension plan (which was closed to new participants in 2004).

        Domestic employees hired after March 1, 2004 have retirement benefits under our 401(k) defined contribution plan. After one year of service, we will contribute 4% of the employee's pay and will further match, at a rate of 25%, the employee's contributions up to 4% of their salary. Those employees, as well as domestic employees hired prior to March 1, 2004, are eligible to contribute additional funds to the plan for which there is no required Company match. We made contributions of $0.1 million and $0.3 million in 2009 and 2008, respectively. Effective June 15, 2009, we suspended Company contributions to the 401(k) program.

        As a result of our 2009 restructuring activities in North America and Europe, we realized a reduction of participants in our defined benefit pension and post-retirement plans. Accordingly, we recognized settlement and curtailment losses of $0.6 in our defined benefit pension plans and a curtailment gain of $0.6 in our post-retirement plan.

        We provide a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement on or after reaching age 55 are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of management. We also provide a non-contributory life insurance plan to retirees who meet the same eligibility criteria as

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

8. Employee Benefits (Continued)

required for retiree health insurance. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

        In 2009 and 2008, we offered a Voluntary Early Retirement Program (VERP) to eligible employees. Employees were eligible to participate in the VERP if the sum of their current age and length of service equaled 94 years. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first.

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

        The discount rate for determining benefit obligations in the Postretirement Benefits Plan was 5.80% and 6.50% at December 31, 2009 and 2008, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2009 by $0.1 million.

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below. The prior year schedules have been restated to include a domestic executive supplemental pension plan.

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2009	2008	2007	2009	2008	2007
	(in thousands)			(in thousands)
Service cost	$2,401	$3,468	$4,271	$17	$26	$31
Interest cost	8,592	8,948	8,306	203	150	144
Expected return on plan assets	(9,927)	(11,042)	(9,904)	—	—	—
Amortization of prior service cost	(145)	(105)	(44)	(505)	(505)	(505)
Amortization of transition asset	(228)	(355)	(372)	—	—	—
Special termination benefits	—	582	—	376	725	—
Settlement/Curtailment loss (gain)	622	296	130	(634)	—	—
Amortization of loss	1,657	91	1,028	(15)	—	7

Net periodic benefit cost	$2,972	$1,883	$3,415	$(558)	$396	$(323)

        The net periodic benefit cost for the foreign pension plans included in the amounts above was $2.8 million, $0.3 million, and $0.8 million, for the years ended December 31, 2009, 2008, and 2007, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

8. Employee Benefits (Continued)

        A summary of the changes in pension and postretirement benefits recognized in Other Comprehensive (Income) Loss is presented below.

	Pension Benefits Year Ended December 31,		Postretirement Benefits Year Ended December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Accumulated Other Comprehensive Loss (Income) at beginning of period	$55,545	$4,317	$(2,540)	$(2,789)
Net loss (gain) arising during period	(24,320)	53,688	(50)	(256)
Amortization of transition asset	221	180	—	—
Amortization of prior service cost	397	(779)	989	505
Amortization of gain (loss)	(2,623)	(1,256)	15	—
Foreign currency exchange impact	1,054	(605)	—	—

Total recognized in other comprehensive (income) loss	(25,271)	51,228	954	249

Accumulated Other Comprehensive Loss (Income) at end of period	$30,274	$55,545	$(1,586)	$(2,540)

        We expect to recognize $0.9 million of net loss, $0.2 million credit of transition asset obligation and $0.1 million of net prior service cost credit as components of net periodic pension cost in 2010 for our defined benefit pension plans. We expect to recognize $0.4 million of net prior service credit as components of net periodic postretirement benefit cost in 2010.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

8. Employee Benefits (Continued)

        A summary of the Pension and Postretirement Plans' funded status and amounts recognized in our consolidated balance sheets is as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$182,413	$170,236	$2,898	$2,369
Service cost	2,401	3,468	17	26
Interest cost	8,592	8,948	203	150
Plan participants' contributions	1,834	1,889	732	653
Actuarial (gain) loss	(1,921)	8,046	(50)	(256)
Foreign currency impact	3,606	(67)	—	—
Special termination benefits/curtailment	(7,539)	(1,367)	226	726
Benefits and administrative expenses paid	(17,737)	(8,740)	(1,108)	(770)

Benefit obligation at end of period	171,649	182,413	2,918	2,898

Change in plan assets:
Fair value of plan assets at beginning of period	135,273	165,537	—	—
Actual return on plan assets	24,951	(34,700)	—	—
Employer contribution	4,408	9,825	376	117
Plan participants' contributions	1,834	1,889	732	653
Foreign currency impact	2,736	1,462	—	—
Benefits and administrative expenses paid	(17,737)	(8,740)	(1,108)	(770)

Fair value of plan assets at end of period	151,465	135,273	—	—

Reconciliation of funded status:
Funded status	(20,184)	(47,140)	(2,918)	(2,898)
Unrecognized net loss (gain)	32,866	58,761	(256)	(221)
Unrecognized transition (asset)	(1,639)	(1,888)	—	—
Unrecognized prior service cost	(953)	(1,328)	(1,330)	(2,319)

Net amount recognized	$10,090	$8,405	$(4,504)	$(5,438)

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$2,032	$436	$—	$—
Accrued benefit liability	(22,216)	(47,576)	(2,918)	(2,898)
Accumulated other comprehensive (income) loss	30,274	55,545	(1,586)	(2,540)

Net amount recognized	$10,090	$8,405	$(4,504)	$(5,438)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

8. Employee Benefits (Continued)

        The projected benefit obligation for the foreign pension plans included in the amounts above was $79.3 million and $89.0 million at December 31, 2009 and 2008, respectively. The plan assets for the foreign pension plans included above was $75.8 million and $71.1 million at December 31, 2009 and 2008, respectively.

        The accumulated benefit obligation is $165.8 million and $169.5 million at December 31, 2009 and 2008, respectively.

        The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (all plans except Kellenberger Stiftung in 2009 and 2008):

	Pension Benefits December 31,
	2009	2008
	(in thousands)
Projected benefit obligations	$167,439	$177,249
Plan assets	145,223	129,673

Excess of projected benefit obligations over plan assets	$22,216	$47,576

        The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (all plans except Hardinge Taiwan, Kellenberger Pensionskasse and Kellenberger Stiftung in 2009 and all plans except Hardinge Taiwan and Kellenberger Stiftung in 2008):

	Pension Benefits December 31,
	2009	2008
	(in thousands)
Accumulated benefit obligations	$105,471	$168,891
Plan assets	85,189	134,613

Excess of accumulated benefit obligations over plan assets	$20,282	$34,278

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

8. Employee Benefits (Continued)

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
For the domestic pension plan and the domestic post-retirement benefit plan:
Assumptions at January 1
Discount rate	6.60%	6.77%	6.50%	6.56%
Expected return on plan assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	3.50%	3.50%	N/A	N/A
For domestic post-retirement benefit plan:
Weighted average assumptions at April 1,
Discount rate			7.65%
For the foreign pension plans:
Weighted average assumptions at January 1,
Discount rate	3.40%	3.75%
Expected return on plan assets	5.14%	5.24%
Rate of compensation increase	2.76%	2.72%

        Actuarial assumptions used to determine pension obligations and other postretirement obligations include:

	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
For the domestic pension plan and the domestic post-retirement benefit plan:
Assumptions as of December 31,
Discount rate	6.27%	6.60%	5.80%	6.50%
Rate of compensation increase	N/A	3.50%	N/A	N/A
For the foreign pension plans:
Weighted average assumptions as of December 31,
Discount rate	3.84%	3.13%
Rate of compensation increase	2.83%	2.65%

        For our domestic and foreign plans, we used bond pricing models based on high grade corporate bonds in each market constructed to match the projected liability benefit payments to select the discount rates.

        To develop the expected long-term rate of return on assets assumption, for our domestic and foreign plans, we considered the current level of expected returns on risk free investments (primarily

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

8. Employee Benefits (Continued)

government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

Investment Policies and Strategies

        For the domestic defined benefit plan, the plan targets an asset allocation of approximately 55% equity securities, 36% debt securities, and 9% other. For the foreign defined benefit plans, the plans target blended asset allocation of 41% equity securities, 45% debt securities, and 14% other.

        Given the relatively long horizon of our aggregate obligation, our investment strategy is to improve and maintain the funded status of our domestic and foreign plans over time without exposure to excessive asset value volatility. We manage this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, we ensure that diversification across various investment subcategories within each plan are also maintained within specified ranges.

        Our domestic and foreign pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of management, investment committees, plan trustees, and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines and applicable governmental regulations regarding permissible investments and risk control practices.

        Our funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of our defined benefit plans, the U.S. plan covering the parent company is the largest. The contributions to the U.S. defined benefit plan for the year ended December 31, 2009 totaled $1.7 million.

Cash flows

Contributions

        The expected contributions to be paid during the year ending December 31, 2010 to the domestic defined benefit plan are approximately $0.6 million. We also provide defined benefit pension plans or defined contribution pension plans for our foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2010 to the foreign defined benefit plans are $2.2 million. For each of our foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

8. Employee Benefits (Continued)

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2010	$8,468	$446
2011	8,218	451
2012	8,144	379
2013	9,073	328
2014	9,108	179
Years 2015-2019	51,891	836

Retirement Savings Plan

        We maintain a 401(k) plan that covers all eligible domestic employees subject to minimum employment period requirements. In addition to the contribution provisions described previously for employees hired after March 1, 2004, provisions of the plan allow employees to defer from 1% up to 100% of their pre-tax salary to the plan. Those contributions may be invested at the option of the employees in a number of investment alternatives, one being Hardinge Inc. common stock. Effective June 15, 2009, we suspended all Company contributions to the plan.

Foreign Operations

        Hardinge also has employees in certain foreign countries that are covered by defined contribution pension plans and other employee benefit plans. Related obligations and costs charged to operations for these are not material. The foreign entities with defined benefit plans are included in the consolidated pension plan described earlier within this Employee Benefits Note. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. We are using the following fair value hierarchy definition:

9. Fair Value of Financial Instruments

Level
1— Quoted prices in active markets for identical assets and liabilities.

Level
2— Observable inputs other than quoted prices in active markets for similar assets and liabilities.

Level
3— Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

9. Fair Value of Financial Instruments (Continued)

        The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of December 31, 2009:

	Classification	Total	Level 1	Level 2	Level 3
		(in thousands)
Foreign currency forwards	Prepaid expenses	$63	$—	$63	$—
Foreign currency forwards	Accrued expenses	$33	$—	$33	$—

        Fair value of foreign currency derivative assets and liabilities are determined by using market prices obtained from the banks using foreign currency spot rate and forward rates. At December 31, 2009 and 2008, the carrying value of notes receivable approximated their fair value. The fair value of our variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable. During 2009, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities other than the impairment related to machinery and equipment referred to in Note 3.

Pension Plan Assets

        The following table presents the fair values and classification of our defined benefit plan assets as of December 31, 2009:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Growth funds(1)	$36,347	$35,451	$896	$—
Income funds(2)	22,236	21,182	1,054	—
Growth and Income funds(3)	60,423	—	60,423
Hedge funds(4)	23,859	—	—	23,859
Real Estate funds	2,549	765	1,784	—
Cash and equivalents	6,051	6,051	—	—

Total	$151,465	$63,449	$64,157	$23,859

(1)
Growth funds represent a type of fund containing a diversified portfolio of domestic and international equities with a goal of capital appreciation.

(2)
Income funds represent a type of fund with an emphasis on current income as opposed to capital appreciation. Such funds may contain a variety of domestic and international government and corporate debt obligations, preferred stock, money market instruments, and dividend-paying stocks.

(3)
Growth and Income funds represent a type of fund containing a combination of growth and income securities.

(4)
Hedge funds represent a managed portfolio of investments that use advanced investment strategies such as leveraged, long, short and derivative positions in both domestic and international markets with the goal of generating high returns. These funds are subject to quarterly redemptions and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

9. Fair Value of Financial Instruments (Continued)

  advanced notification requirements as well as the right to delay redemption until sufficient fund liquidity exists.

        The table below sets forth a summary of the changes in the fair value of the defined benefit plans level 3 assets for the year ended December 31, 2009:

Year ending December 31, 2009
(in thousands)
Beginning of Period	$19,082
Unrealized gains (losses)	3,036
Realized gains (losses)	414
Purchases	6,000
Sales/settlements	(4,673)

End of Period	$23,859

10. Derivative Financial Instruments

        We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. These derivatives do not qualify for hedge accounting treatment. We have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of operations. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $12.4 million and $22.1 million at December 31, 2009 and December 31, 2008, respectively.

        Foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the adjustments on the foreign currency denominated transactions and revaluation of the foreign currency denominated assets and liabilities. At December 31, 2009, the fair value of the foreign currency forwards was a $0.06 million asset, which was included in prepaid expenses and a $0.03 million liability which was included in accrued expenses. At December 31, 2008, the fair value of the foreign currency forwards was a $0.7 million asset, which was included in prepaid expenses. The loss recognized for derivative instruments in the statement of operations for the year ended December 31, 2009 of $0.6 million, was included in other (income) expense.

11. Commitments and Contingencies

        The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on our financial position or results of operations.

        On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers. This complaint, as amended, alleged that during the period from January 16, 2007 to February 21, 2008 the defendants

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

11. Commitments and Contingencies (Continued)

made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. On May 29, 2009, the Company filed a motion to dismiss the complaint. By a decision and order dated February 2, 2010, the Court dismissed the class action lawsuit. The plaintiff did not file a notice to appeal the Court's dismissal of the lawsuit and the time to appeal has expired.

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

        In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield Site (the "Site") encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Site. The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be approximately $0.84 million. We estimate our portion of the study to be $0.12 million for which we have established a reserve of $0.13 million. As of December 31, 2009 we have incurred total expenses of $0.10 million with respect to the study and other activities relating to the Site. In February 2010, we incurred an additional $0.02 million; thus our remaining reserve balance is $0.01 million.

        The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In May 2008, the EPA approved the RI/FS Work Plan. The PRPs commenced field work in the spring of 2008 and submitted a Draft Site Characterization Report to EPA in the fall. The PRPs currently are performing Risk Assessments in accordance with the Remedial Investigation portion of the RI/FS.

        Until receipt of this Special Notice, Hardinge had never been named as a PRP at the Site nor had we received any requests for information from the EPA concerning the site. Environmental sampling on

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

11. Commitments and Contingencies (Continued)

our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond and found no evidence that our operations or property have or are contributing to the contamination. Other than as described above, we have not established a reserve for any potential costs relating to this Site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available, that except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to Hardinge.

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $1.9 million, $2.5 million, and $2.0 million, during the years ended December 31, 2009, 2008, and 2007, respectively.

        Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

2010	$1,305
2011	1,010
2012	658
2013	589
2014	482
Thereafter	1,304

Total	$5,348

        The Company has entered into written employment contracts with its executive officers. The currently effective term of the employment agreements is two years and the agreements contain an automatic, successive one-year extension unless either party provides the other with 60 days prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment, the amount of which is increased upon certain termination events following a change in control.

        In November 2008, the Company offered a Voluntary Employee Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94 or more as of November 1, 2008. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. We recorded a charge for the VERP of approximately $1.0 million during 2008.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

11. Commitments and Contingencies (Continued)

        In February 2009, the Company offered a VERP which provided 10 weeks of severance pay in addition to the post-retirement health care costs. The Company recorded a charge for this VERP and related severance of approximately $1.1 million during the first quarter of 2009.

        In June 2009, the Company announced the closure of its Exeter, England facility and consolidated the operation into its Leicester, England facility. In conjunction with the closure, the Company recorded a charge of $1.2 million in SG&A in 2009 for severance related and restructuring expenses.

        In August 2009, in our Swiss operations, we announced an involuntary lay-off which reduced the workforce by approximately 65 employees. We recorded a $0.3 million charge for severance related expenses in 2009.

        In July 2009, the Company implemented additional involuntary lay-offs in North America. On August 6, 2009 the Company announced strategic changes within the Elmira, NY manufacturing facility. Historically, this facility had been a vertically integrated operation converting raw material to parts and components and ultimately finished goods, the costs of which proved to be prohibitive at current volumes. During the third quarter, the Company began moving towards a variable cost business model, outsourcing many of the non-critical components and subassemblies for machines currently manufactured in the Elmira facility. As a result of this strategic change, the Company closed significant sections of the Elmira manufacturing operation involved in parts production. These changes reduced the Elmira workforce by approximately 96 employees during 2009. The Company recorded a charge for severance related expenses of $1.7 million in 2009 related to this.

        Total severance related charges in 2009 for all of the items discussed were $4.3 million. These charges were recorded in SG&A in our Statement of Operations. At December 31, 2009, the remaining liability associated with all of the severance related charges was $3.1 million.

12. Related Party Transactions

        In the normal course of business, we retain a law firm of which a Company director and his spouse were partners, before retiring in 2007. We retain the firm for various legal matters involving corporate, employee benefit, collections, and environmental law. We paid the law firm $0.1 million, $0.1 million, and $0.1 million during the years ended December 31, 2009, 2008, and 2007, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

13. Shareholders' Equity

Stock Offering

        On April 25, 2007, the Company completed a secondary public offering of 2,553,000 shares of common stock, including a 330,000 share over-allotment option exercised in full by the underwriters, with net proceeds of approximately $55.9 million after deducting underwriting discounts and commissions, and offering expenses. We used these funds to repay indebtedness under our U.S. overdraft and revolving line of credit facilities. On December 31, 2009, 2008 and 2007, we had 11,533,752, 11,469,164 and 11,479,916 shares of common stock outstanding, respectively.

Treasury Shares

        The number of shares of common stock in treasury was as follows:

	Year Ended December 31,
	2009	2008	2007
Shares—beginning of year	1,003,828	993,076	1,083,117
Shares distributed/exercised	(78,685)	(94,252)	(135,031)
Shares purchased	2,497	62,137	37,490
Shares forfeited	11,600	42,867	7,500

Shares—end of year	939,240	1,003,828	993,076

Share Repurchase Program

        At the February 19, 2008 Board of Directors meeting, the Board approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. As of December 31, 2009, we have repurchased 45,500 shares of our common stock at an average price of $12.72.

Share Purchase Rights Plan

        In February 2010, the Company adopted a one-year Share Purchase Rights Plan designed to ensure that all stockholders of Hardinge receive fair and equal treatment in the case of a takeover bid and to enable our stockholders to realize the full long-term value of their investment.

        The rights were distributed as a non-taxable dividend on March 1, 2010, payable to stockholders of record on that date, and expire on March 1, 2011. The rights will be exercisable if a person or group acquires 20 percent or more of Hardinge's Common Stock. Initially each right will entitle stockholders to buy one one-hundredth of a share of a new series of Series B Preferred Stock at an exercise price of $35.00. If a person triggers the rights plan by acquiring 20 percent or more of Hardinge's Common Stock, all rights holders except the buyer who triggered the plan will be entitled to acquire, at the rights' then-current exercise price, a number of shares of Hardinge's Common Stock having a market value of twice such price. Other terms of the rights are set forth in, and the foregoing description is qualified in its entirety by, the Rights Agreement dated February 18, 2010 between the Company and Computershare Trust Company, N.A., as Rights Agent.

        The rights will trade with Hardinge's Common Stock, unless and until the Rights Plan is triggered. The rights distribution is not taxable to the stockholders. Hardinge's Board of Directors may amend the Rights Plan at any time or redeem the rights for one cent per right prior to the time the rights are triggered.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

14. Earnings Per Share

        We calculate earnings per share using the two-class method. Basic earnings per common share is computed by dividing net (loss) income applicable to common shareholders by the weighted average number of common shares outstanding for the period. Net (loss) income applicable to common shareholders represents net (loss) income reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options. The computation of earnings per share is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands except for per share data)
Net (loss) income	$(33,309)	$(34,305)	$14,926
Earnings allocated to participating stock awards	(4)	(24)	(225)

Net (loss) income applicable to common shareholders	$(33,313)	$(34,329)	$14,701

Denominator for basic and diluted calculations
Average common shares used in basic computation	11,372	11,309	10,442
Stock options	—	—	40
Restricted stock	—	—	—

Average common shares used in diluted computation	11,372	11,309	10,482

(Loss) earnings per share:
Basic (loss) earnings per share	$(2.93)	$(3.04)	$1.41

Diluted (loss) earnings per share(1)	$(2.93)	$(3.04)	$1.40

(1)
For 2007, options and participating securities were included in the calculation of diluted EPS using the two-class method, as this computation was more dilutive than the calculation using the treasury-stock method.

        There is no dilutive effect of the restrictive stock and stock options for the year ended December 31, 2009 and 2008 since the impact would be anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

15. Incentive Stock Plans

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

        The Company recognizes share-based compensation expense in relation to restricted stock awards. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Year Ended December 31,
	2009	2008	2007
Shares and units at beginning of period	179,483	177,000	143,000
Shares granted	37,500	83,000	56,000
Units granted	—	13,000	14,500
Shares vested	(20,883)	(47,150)	(29,000)
Shares cancelled or forfeited	(11,600)	(46,367)	(7,500)

Shares and units at end of period	184,500	179,483	177,000

Intrinsic value of shares vested (in millions)	$0.0	$0.5	$0.5

        A total of 184,500 and 179,483 restricted shares/units of common stock were outstanding under the plans at December 31, 2009 and December 31, 2008, respectively. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the co`mpletion of a specified period ranging from three to eight years from date of grant.

        Deferred compensation associated with these restricted stock awards is measured by the market value of the stock on the date of grant and totaled $0.2 million, $0.7 million, and $1.6 million, related to awards in 2009, 2008, and 2007, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to eight years. The unamortized deferred compensation at December 31, 2009, 2008, and 2007 totaled $1.0 million, $1.3 million and $1.8 million, respectively, and is included in additional paid in capital as a reduction of shareholders' equity.

        We use shares of stock held in treasury to fulfill restricted stock awards or shares earned from the exercise of stock options.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

15. Incentive Stock Plans (Continued)

        A summary of the stock option activity under the Incentive Stock Plans is as follows:

	Year Ended December 31,
	2009	2008	2007
Options at beginning of period	78,740	36,490	136,119
Options granted	—	46,000	—
Weighted average grant price per share	—	$3.84	—
Market value per share at date of grant	—	$3.84	—
Options canceled or forfeited	(1,500)	(2,250)	(29,250)
Weighted average price per share	$17.44	$25.11	$17.19
Options exercised	—	(1,500)	(70,379)
Weighted average price per share	—	$7.81	$11.04

Options at end of period	77,240	78,740	36,490

        There were no options exercised in 2009. During 2008 and 2007, the Company received cash of $0.01 million and $0.8 million, respectively, for 1,500 and 70,379 options that were exercised. The aggregate intrinsic value of options exercised during the year ended December 31, 2009, 2008, and 2007 was $0.0 million, $0.1 million, and $1.5 million, respectively.

        The following table summarizes information about the stock options outstanding as of December 31, 2009:

Range of exercise prices	Number Outstanding and exercisable at 12/31/09	Number Outstanding and non-exercisable at 12/31/09	Weighted average remaining life in years	Weighted average exercise price
$3.84	15,333	30,667	8.92	$3.84
$6.71 to $7.81	10,490	—	4.09	$7.57
$10.50 to $12.65	14,000	—	3.40	$12.02
$13.51 to $17.44	6,750	—	4.89	$14.37

Total	46,573	30,667	6.91	$6.75

        The aggregate intrinsic value of exercisable options as of December 31, 2009 was $0.1 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

16. Accumulated Other Comprehensive Income (Loss)

        The components of Other Comprehensive Income (Loss), net of tax, for the year ended December 31, 2009 and 2008 are as follows:

	For the Year Ended December 31,
	2009	2008
	(in thousands)
Other Comprehensive Income (Loss):
Retirement related plans adjustments (net of tax of $3,299 in 2009 and $4,710 in 2008)	$21,018	$(46,767)
Foreign currency translation adjustments	5,377	(3,050)
Unrealized gain (loss) on derivatives:
Cash flow hedges (net of tax of $634 in 2008)	—	(654)
Net investment hedges (no tax)	—	(265)

Other Comprehensive Income (Loss)	$26,395	$(50,736)

        Balances of the components of Accumulated Other Comprehensive Income (Loss), net of tax, in the Consolidated Balance Sheets are as follows:

	Accumulated balances at December 31,
	2009	2008
	(in thousands)
Accumulated Other Comprehensive (Loss):
Retirement related plans (net of tax of $5,273 in 2009 and $8,572 in 2008)	$(23,415)	$(44,433)
Foreign currency translation adjustments	27,216	21,839
Net investment hedges (net of tax of $715 in 2009 and 2008)	(3,908)	(3,908)

Accumulated Other Comprehensive (Loss)	$(107)	$(26,502)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

17. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2009 and 2008 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2009
Net sales	$52,114	$55,262	$50,064	$56,631
Gross profit	14,051	12,946	3,749	10,050
(Loss) from operations	(3,910)	(4,833)	(14,411)	(6,496)
Net (loss)	(5,376)	(4,957)	(14,692)	(8,284)
Basic (loss) per share:
Weighted average shares outstanding	11,368	11,373	11,373	11,373
(Loss) per share	$(0.47)	$(0.44)	$(1.29)	$(0.73)
Diluted (loss) per share:
Weighted average shares outstanding	11,368	11,373	11,373	11,373
(Loss) per share	$(0.47)	$(0.44)	$(1.29)	$(0.73)

        2009 results include a non-cash charge for impairment of $1.7 million associated with certain machinery and equipment formerly utilized in the manufacture of non-critical parts in our Elmira, NY facility.

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2008
Net sales	$85,599	$96,565	$86,614	$76,228
Gross profit	25,128	30,310	18,078	18,749
(Loss) income from operations	(397)	2,415	(7,274)	(24,572)
Net (loss) income	(730)	448	(8,338)	(25,685)
Basic (loss) earnings per share:
Weighted average shares outstanding	11,323	11,300	11,304	11,307
(Loss) earnings per share	$(0.06)	$0.04	$(0.74)	$(2.27)
Diluted (loss) earnings per share:
Weighted average shares outstanding	11,323	11,370	11,304	11,307
(Loss) earnings per share	$(0.06)	$0.04	$(0.74)	$(2.27)

        In 2008, we recorded third quarter adjustments that reduced pre-tax income by $9.0 million and net income by $8.9 million. We also recorded fourth quarter impairment charges that reduced pre-tax income and net income by $21.6 million.

        We adopted the provisions of ASC 260 on January 1, 2009, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

        Due to the changes in outstanding shares from quarter to quarter, the total of the four quarters may not necessarily equal the annual earnings per share for the year.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

18. New Accounting Standards

        In December 2007, the Financial Accounting Standards Board ("FASB") issued new guidance, on "Non-controlling Interests in Consolidated Financial Statements. ASC Topic 810 requires that ownership interests in subsidiaries held by parties other than the parent be presented separately within equity in the consolidated balance sheet. ASC Topic 810 also requires that the consolidated net income attributable to the parent and to the non-controlling interests be identified and displayed on the face of the consolidated income statement. We adopted the provisions of ASC Topic 810 January 1, 2009. The impact of adoption was not material to our consolidated financial statements.

        In June 2008, the FASB updated ASC Topic 260 to clarify that unvested share-based payment awards with non-forfeitable rights to dividends or dividend equivalents are considered participating securities and should be included in the calculation of earnings per share pursuant to the two-class method. The standard was effective for financial statements issued for periods beginning after December 15, 2008 with early adoption prohibited. All prior period earnings per share data presented have been adjusted to comply with the provisions of ASC 260. The adoption of the two-class method increased the basic (loss) per share by $0.01 for year ended December 31, 2008 and reduced the basic earnings per share by $0.02 for the year ended December 31, 2007. Diluted (loss) per share increased by $0.01 for the year ended December 31, 2008 and the diluted earnings per share was reduced by $0.01 for the year ended December 31, 2007.

        In December 2008, the FASB issued changes to "Employer's Disclosures about Postretirement Benefit Plan Assets." ASC Topic 715-20 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. Required disclosures address: how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. These changes become effective for 2009, and are not required for earlier periods presented for comparative purposes. We adopted ASC Topic 715-20 in the year ended December 31, 2009 and the required disclosures can be found in our Notes 8 and 9 to our consolidated financial statements.

        In April 2009, the FASB issued guidance now codified as FASB ASC Topic 820, "Fair Value Measurements and Disclosures," which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes provisions for identifying circumstances that indicate a transaction is not orderly. The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our consolidated financial position, cash flows, and results of operations was not significant.

        In April 2009, the FASB issued guidance now codified as FASB ASC Topic 825, "Financial Instruments," which amends previous Topic 825 guidance to require disclosures about the fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amends previous guidance in FASB ASC Topic 270, "Interim Reporting," to require those disclosures in summarized financial information at interim reporting periods. We adopted the provisions of this guidance during the year ended December 31, 2009 and its impact on our disclosures was not significant.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

18. New Accounting Standards (Continued)

        In May 2009, the FASB issued authoritative guidance establishing general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance, which was incorporated into ASC Topic 855, "Subsequent Events," was effective in 2009. The Company adopted ASC Topic 855 during the year ended December 31, 2009. We have evaluated subsequent events through the date our consolidated financial statements were issued, noting no events that require adjustment of or disclosure in, the consolidated financial statements except for the matters disclosed in Note 19 to our consolidated financial statements.

        In June 2009, the FASB issued authoritative guidance establishing two levels of U.S. generally accepted accounting principles ("GAAP")—authoritative and nonauthoritative—and making the Accounting Standards Codification ("ASC") the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. This guidance, which was incorporated into ASC Topic 105, "Generally Accepted Accounting Principles," was effective in 2009. The adoption changed certain disclosure references to U.S. GAAP, but did not have any other impact on our consolidated financial statements.

        In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition ASC Topic 605: Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrangements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

19. Subsequent Event

Share Purchase Rights Plan

        In February 2010, the Company adopted a one-year Share Purchase Rights Plan designed to ensure that all stockholders of Hardinge receive fair and equal treatment in the case of a takeover bid and to enable our stockholders to realize the full long-term value of their investment. The rights were distributed as a non-taxable dividend on March 1, 2010, payable to stockholders of record on that date, and expire in one year. Refer to Note 13 for details of the plan.

Class-Action Lawsuit Dismissed

        On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers. This complaint, as amended, alleged that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. On May 29, 2009, the Company filed a motion to dismiss the complaint. By a decision and order dated February 2, 2010, the Court dismissed the class action lawsuit. The plaintiff did not file a notice to appeal the Court's dismissal of the lawsuit and the time to appeal has expired.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.—CONTROLS AND PROCEDURES

(a)
Management's Evaluation of Disclosure Controls and Procedures

        Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness as of December 31, 2009 of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

        Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting

        The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of December 31, 2009.

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

        We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hardinge Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009 of Hardinge Inc. and Subsidiaries and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 15, 2010

 PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2010. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	54	2008	President and Chief Executive Officer since May 2008; Senior Vice President and Chief Operating Officer March 2008-May 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005-February 2008; Executive Vice President of Hardinge Inc., April 2000-July 2005. Member of the Board of Directors of Hardimge from 2001-July 2005. Various other Company positions, 1983-2000.
Edward J. Gaio	56	2008

Vice President and Chief Financial Officer since March 2008; Controller and Chief Accounting Officer, September 2006-February 2008; Vice President, Finance of Agilysys, Inc., 2005-July 2006; Vice President and Controller of Agilysys, Inc., 1999-2005.

James P. Langa	51	2009

Vice President—Global Engineering, Quality and Strategic Sourcing since September 2008; Vice President/General Manager—North American Operations January, 2008-September 2008; Vice President/General Manager North American Machine Operations, June 2007-January 2008; Director, Original Equipment Sales & Marketing for Wellman Products Group (Division of Hawk Corporation) 2006-2007 and Focus Factory Manager for Wellman Products Group, 2005-2006.

Douglas C. Tifft	55	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998-1999; Vice President—Employee Relations since 1988. Various other Company positions 1978-1988.

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

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2010.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2010.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2010.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2010.

 PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements: The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.
	(2)
		Financial Statement Schedules: The financial statement schedules of the Registrant listed in ITEM 8. of Form 10-K as filed on March 15, 2010 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:
		Schedule II—Valuation and Qualifying Accounts
	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)	Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item		Description
3.1	—	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995.
3.2	—	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010.
3.3	—	By-Laws of Hardinge Inc. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
3.4	—	Amendment to the By-Laws of Hardinge Inc. dated December 9, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
4.1	—	Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
4.2	—	Rights Agreement, dated as of February 18, 2010, between Hardinge Inc. and Computershare Trust Company, N.A., which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010.
10.1	—	$3,000,000 Line of Credit between Hardinge Inc. and Chemung Canal Trust Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.
10.2	—	Credit Agreement dated December 10, 2009 between Hardinge Inc. and M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.3	—	Revolving LIBOR Grid Note dated December 10, 2009 in the principal amount of $10,000,000 by Hardinge Inc. to M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.4	—	General Security Agreement dated December 10, 2009 by Hardinge Inc. in favor of M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.

Item		Description
10.5	—	Pledge of Securities dated December 10, 2009 between Hardinge Inc. and M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.6	—	Negative Pledge Agreement dated December 10, 2009 by Hardinge Technology Systems, Inc. in favor of M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.7	—	Post Closing Agreement dated December 10, 2009 by and among Hardinge Inc., Hardinge Technology Systems, Inc., and M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.8	—	Credit Agreement dated August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.
10.9	—	Amendment Number One, dated December 10, 2009 to the Credit Agreement dated as of August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.10	—	Credit Agreement dated August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 5,000,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.
10.11	—	Credit Agreement dated October 30, 2009 between Kellenberger & Co. AG and UBS AG in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 2009.
10.12	—	Credit Agreement dated October 30, 2009 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co, Ltd. in the amount of NT$100,000,000, incorporated by reference from the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 2009.
10.13	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.14	—	The 2002 Hardinge Inc. Incentive Stock Plan., incorporated by reference from the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2008.
*10.15	—	The 1996 Hardinge Inc. Incentive Stock Plan, incorporated by reference from the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2008.
*10.16	—	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006.
*10.17	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.18	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.19	—	Employment Agreement with Richard L. Simons effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.

Item		Description
*10.20	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Richard L. Simons dated March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.21	—	Employment Agreement with Edward J. Gaio effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.
*10.22	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Edward J. Gaio dated March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.23	—	Separation and Consulting Agreement with J. Patrick Ervin dated May 22, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.
*10.24	—	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.
*10.25	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
14	—	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beg. of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
	(dollars in thousands)
Year ended December 31, 2009:
Allowance for Bad Debts	$3,677	$1,879	$130	1	$822	2	$4,864
Valuation allowance for Deferred Taxes	38,001	11,254	(3,273)		(466)	3	46,448

Total	$41,678	$13,133	$(3,143)		$356		$51,312

Year ended December 31, 2008:
Allowance for Bad Debts	$2,865	$1,358	$(28)	1	$518	2	$3,677
Valuation allowance for Deferred Taxes	17,956	7,274	12,897		126	3	38,001

Total	$20,821	$8,632	$12,869		$644		$41,678

Year ended December 31, 2007:
Allowance for Bad Debts	$2,531	$1,651	$137	1	$1,454	2	$2,865
Valuation allowance for Deferred Taxes	26,239	957	(9,556)		(316)	3	17,956

Total	$28,770	$2,608	$(9,419)		$1,138		$20,821

1.
Currency translation for balances recorded in foreign currencies, charged to Cumulative Translation Adjustment.

2.
Uncollectable accounts written off, net of recoveries.

3.
See Note 6 to the Financial Statements for further details.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC. (Registrant)
March 15, 2010	/s/ RICHARD L. SIMONS Richard L. Simons President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2010	/s/ RICHARD L. SIMONS Richard L. Simons President and Chief Executive Officer and Director (Principal Executive Officer)
March 15, 2010	/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer (Principal Financial Officer)
March 15, 2010	/s/ DOUGLAS J. MALONE Douglas J. Malone Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
March 15, 2010	/s/ KYLE H. SEYMOUR Kyle H. Seymour Chairman of the Board of Directors
March 15, 2010	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 15, 2010	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 15, 2010	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 15, 2010	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 15, 2010	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director

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
  ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A.—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
HARDINGE INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Dollars in thousands)
HARDINGE INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2009
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