Form 10-Q
period 2010-03-31
HARDINGE INC
filed 2010-05-07
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).  Yes ☐  No ☒

As of  March 31, 2010 there were 11,610,789 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$28,307	$24,632
Accounts receivable, net	30,380	39,936
Notes receivable, net	2,927	2,364
Inventories, net	101,646	97,266
Deferred income taxes	576	732
Prepaid expenses	10,591	9,375
Total current assets	174,427	174,305

Property, plant and equipment	142,491	144,635
Less accumulated depreciation	89,362	89,924
Net property, plant and equipment	53,129	54,711

Notes receivable, net	100	157
Deferred income taxes	451	446
Intangible assets	10,458	10,527
Pension assets	2,220	2,032
Other long-term assets	27	26
Total non-current assets	13,256	13,188
Total assets	$240,812	$242,204

Liabilities and shareholders’ equity
Accounts payable	$21,997	$16,285
Notes payable to bank	2,263	1,364
Accrued expenses	22,051	22,177
Accrued income taxes	1,360	1,535
Deferred income taxes	2,745	2,832
Current portion of long-term debt	567	563
Total current liabilities	50,983	44,756

Long-term debt	2,977	3,095
Accrued pension expense	21,677	22,082
Accrued postretirement benefits	2,416	2,472
Accrued income taxes	2,394	2,377
Deferred income taxes	4,048	4,030
Other liabilities	1,796	1,862
Total other liabilities	35,308	35,918

Common Stock - $0.01 par value	125	125
Additional paid-in capital	113,723	114,387
Retained earnings	53,859	59,103
Treasury shares — 862,203 shares at March 31, 2010 and 939,240 shares at December 31, 2009	(10,999)	(11,978)
Accumulated other comprehensive (loss)	(2,187)	(107)
Total shareholders’ equity	154,521	161,530
Total liabilities and shareholders’ equity	$240,812	$242,204

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net sales	$43,170	$52,114
Cost of sales	34,230	38,063
Gross profit	8,940	14,051

Selling, general and administrative expenses	14,398	18,150
Other (income)	(201)	(189)
(Loss) from operations	(5,257)	(3,910)

Interest expense	110	1,232
Interest income	(35)	(46)
(Loss) before income taxes	(5,332)	(5,096)

Income tax (benefit) expense	(146)	280
Net (loss)	$(5,186)	$(5,376)

Per share data:

Basic (loss) per share:	$(0.45)	$(0.47)

Diluted (loss) per share:	$(0.45)	$(0.47)

Cash dividends declared per share	$0.005	$0.01

See accompanying notes.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Operating activities
Net (loss)	$(5,186)	$(5,376)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,807	2,209
Provision for deferred income taxes	(8)	(282)
(Gain) on sale of assets	(273)	—
Debt issuance amortization	80	1,045
Unrealized intercompany foreign currency transaction loss (gain)	59	(386)
Changes in operating assets and liabilities:
Accounts receivable	9,152	19,716
Notes receivable	(504)	(240)
Inventories	(5,917)	994
Prepaids/other assets	(794)	2,077
Accounts payable	5,641	(3,906)
Accrued expenses	(346)	(5,998)
Accrued postretirement benefits	(149)	285
Net cash provided by operating activities	3,562	10,138

Investing activities
Capital expenditures	(657)	(906)
Proceeds from sale of assets	283	—
Net cash (used in) investing activities	(374)	(906)

Financing activities
Increase in short-term notes payable to bank	884	8,353
(Decrease) in long-term debt	(141)	(24,132)
Dividends paid	(58)	(115)
Debt issuance fees paid	(67)	(628)
Net cash provided by (used in) financing activities	618	(16,522)

Effect of exchange rate changes on cash	(131)	(457)
Net increase (decrease) in cash	3,675	(7,747)

Cash at beginning of period	24,632	18,430

Cash at end of period	$28,307	$10,683

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2010

NOTE 1—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  We operate in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the March 31, 2010 presentation.

NOTE 2 — SIGNIFICANT RECENT EVENTS

Class-Action Lawsuit Dismissed

In October 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers.  This complaint, as amended, alleged that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. On May 29, 2009, the Company filed a motion to dismiss the complaint. By a decision and order dated February 2, 2010, the Court dismissed the class action lawsuit. The plaintiff did not file a notice to appeal the Court’s dismissal of the lawsuit and the time to appeal has expired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 2 — SIGNIFICANT RECENT EVENTS (continued)

Unsolicited Tender Offer by Industrias Romi S.A.

On March 30, 2010, Industrias Romi S.A. (“Romi”), through a wholly-owned subsidiary, commenced an unsolicited tender offer to acquire the outstanding Common Shares of Stock of Hardinge Inc. for $8.00 per share, subject to a number of terms and conditions contained in the tender offer documents filed by Romi with the SEC (“Romi’s Offer”).  Unless extended, the offer expires on May 10, 2010.  On April 5, 2010, our Company’s Board of Directors filed a Schedule 14D-9 with the SEC in which our Board unanimously determined that Romi’s Offer is not in the best interests of the Company and the Company’s shareholders and recommended that Company shareholders reject Romi’s Offer and not tender their shares.  The Schedule 14D-9 and amendments thereto include a complete discussion of the reasons and other material factors contributing to the Board of Director’s recommendation.

NOTE 3—INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Finished products	$48,212	$51,314
Work-in-process	18,677	19,019
Raw materials and purchased components	34,757	26,933
Inventories, net	$101,646	$97,266

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment at March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
	(in thousands)

Land, buildings and improvements	$64,162	$64,675
Machinery, equipment and fixtures	61,806	62,857
Office furniture, equipment and vehicles	16,523	17,103
	142,491	144,635
Less accumulated depreciation and amortization	89,362	89,924
Property, plant and equipment, net	$53,129	$54,711

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

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

At March 31, 2010 and December 31, 2009, we do not have any amounts recorded as goodwill on our balance sheet.

Nonamortizable intangible assets include $6.9 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport, which were acquired in 2004.  We use the Bridgeport brand name on all of our machining center lines, therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment.

Amortizable intangible assets of $3.6 million include the Bridgeport technical information, patents, distribution agreements, and other items. These assets are tested for impairment when indicators of impairment are present. The estimated useful lives of these intangible assets range from five to ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 6—INCOME TAXES

We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Canadian and Dutch net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was (2.7)% for the three months ended March 31, 2010.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2006 to 2009 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2004 to 2009 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At March 31, 2010 and December 31, 2009, we had a $2.3 million and $2.4 million liability recorded for uncertain income tax positions, respectively, which included interest and penalties of $0.7 million and $0.8 million, respectively. If recognized, essentially all of the uncertain tax benefits and related interest and penalties at March 31, 2010 and December 31, 2009 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

During the quarter ended March 31, 2010, we recognized the settlement of an uncertain tax position at one of our foreign subsidiaries, and recorded a benefit to the tax provision of $0.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 7—WARRANTIES (continued)

A reconciliation of the changes in our product warranty accrual during the three month periods ended March 31, 2010 and 2009 is as follows:

	Three months ended March 31,
	2010	2009
	(in thousands)
Balance at the beginning of period	$2,436	$2,872
Warranty settlement costs	(266)	(762)
Warranties Issued	507	632
Changes in accruals for pre-existing warranties	(386)	7
Other — currency translation impact	(27)	(124)
Balance at the end of period	$2,264	$2,625

NOTE 8—PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs and post retirement costs for the consolidated company for the three months ended March 31, 2010 and 2009 is presented below.

	Pension Benefits		Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$334	$981	$4	$5
Interest cost	2,139	2,146	39	44
Expected return on plan assets	(2,350)	(2,474)	—	—
Amortization of prior service cost	(30)	(35)	(92)	(126)
Amortization of transition (asset)	(54)	(54)	—	—
Amortization of loss	215	391	—	—
Net periodic cost (benefit)	$254	$955	$(49)	$(77)

The expected contributions to be paid during the year ending December 31, 2010 to the domestic defined benefit plans are $0.6 million.  Contributions to the domestic plans as of March 31, 2010 and 2009 were $0.03 million and $0.7 million, respectively.  The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2010 to the foreign defined benefit plans are $2.2 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  As of March 31, 2010 and 2009, $0.5 million and $0.6 million of contributions have been made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

Effective June 15, 2009, the Company suspended future accrual of benefits under its U.S. defined benefit pension plan (which was closed to new participants in 2004) and also suspended Company contributions to the 401(k) program as of the same date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 9— DERIVATIVE FINANCIAL INSTRUMENTS

We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. These derivatives do not qualify for hedge accounting treatment. We have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of operations. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $11.9 million and $12.4 million at March 31, 2010 and December 31, 2009, respectively.

The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the adjustments on the foreign currency denominated transactions and revaluation of the foreign currency denominated assets and liabilities. At March 31, 2010, the fair value of the foreign currency forwards was a $0.02 million asset, which was included in prepaid expenses and a $0.01 million liability which was included in accrued expenses. At December 31, 2009, the fair value of the foreign currency forwards was a $0.06 million asset, which was included in prepaid expenses and a $0.03 million liability which was included in accrued expenses. The loss recognized for derivative instruments in the statement of operations for the three month period ended March 31, 2010 of $.08 million, was included in other (income) expense.

NOTE 10—FAIR VALUE

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. We are using the following fair value hierarchy definition:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for similar assets and liabilities.

Level 3 – Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis:

	Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
	As of March 31, 2010
Foreign currency forwards	Prepaid expenses	$21	$—	$21	$—
Foreign currency forwards	Accrued expenses	$6	$—	$6	$—

	As of December 31, 2009
Foreign currency forwards	Prepaid expenses	$63	$—	$63	$—
Foreign currency forwards	Accrued expenses	$33	$—	$33	$—

Fair value of foreign currency derivative assets and liabilities are determined by using market prices obtained from the banks using foreign currency spot rate and forward rates. We have elected not to measure any additional financial instruments and other items at fair value.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 10—FAIR VALUE (continued)

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.  At March 31, 2010 and December 31, 2009, the carrying value of notes receivable approximated their fair value.  The fair value of our variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.  We did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination.  The Kentucky Avenue Wellfield Site (the “Site”) encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, New York. In February 2006, we received a Special Notice Concerning a Remedial Investigation/Feasibility Study (“RI/FS”) for the Koppers Pond (the “Pond”) portion of the Site.  The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond.  The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

A substantial portion of the Pond is located on our property.  Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.84 million. We estimated our portion of the study to be $0.12 million for which we established a reserve of $0.13 million. As of March 31, 2010 we have incurred total expenses of $0.12 million with respect to the study and other activities relating to the Site, thus the remaining reserve balance at March 31, 2010 was $0.01 million.

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

Until receipt of this Special Notice, Hardinge had never been named as a PRP at the Site nor had we received any requests for information from the EPA concerning the site.  Environmental sampling on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 11—COMMITMENTS AND CONTINGENCIES (continued)

property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond and found no evidence that our operations or property have or are contributing to the contamination.  Other than as described above, we have not established a reserve for any potential costs relating to this Site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate.  We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

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

During 2008 and 2009, the Company offered a Voluntary Early Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, which ever occurs first.  The Company also incurred various restructuring related charges in 2009 due to workforce reductions in Europe, the closure of our Exeter England facility, and the reduction in our U.S. workforce due the strategic changes within the Elmira, NY manufacturing facility. During the quarter ended March 31, 2010, we utilized $1.3 million of the restructuring reserves, of which $0.1 million was for the VERP and $1.2 million was related to severance. At March 31, 2010, the remaining liability on our balance sheet associated with all of these restructuring related charges was $1.8 million. The VERP which is the post-retirement health care benefit is $1.3 million of this liability and will be relieved through April 2014. The remaining $0.5 million liability is severance related and will be paid out during the balance of 2010.

NOTE 12—STOCK-BASED COMPENSATION

All of our equity-based payments to employees, including grants of employee stock options are recognized in our statement of operations based on the grant date fair value of the award.

We did not issue any new stock options during the first three months of 2010 or 2009. Expense related to stock options was not material for the three months ended March 31, 2010 and 2009.  For restricted stock awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards over the requisite service period of the grant.  A summary of the restricted stock activity under the Incentive Stock Plan for the three month period ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
	2010	2009
Shares and units at beginning of period	184,500	179,483
Shares/Units granted	70,340	26,000
Shares vested	(3,500)	(20,883)
Shares cancelled or forfeited	—	(1,600)
Shares and units at end of period	251,340	183,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 12—STOCK-BASED COMPENSATION (continued)

The fair value of the restricted stock/units awarded in the three months ended March 31, 2010 and 2009 was $0.4 million and $0.1 million, respectively. Total share-based compensation expense relating to restricted stock for the three months ended March 31, 2010 and 2009 was $0.1 million and $0.1 million, respectively. At March 31, 2010, the compensation cost not yet recognized on these shares was $1.1 million, which will be amortized over a weighted average term of 2.2 years.

NOTE 13—EARNINGS PER SHARE

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

The computation of earnings per share is as follows:

	Three months ended March 31,	Three months ended March 31,
	2010	2009
	(in thousands except per share data)
Net (loss)	$(5,186)	$(5,376)
Earnings allocated to participating stock awards	1	2
Net (loss) applicable to common shareholders	$(5,187)	$(5,378)

Denominator for basic and diluted calculations
Average common shares used in basic computation	11,408	11,368
Stock options	—	—
Restricted stock	—	—
Average common shares used in diluted computation	11,408	11,368

(Loss) earnings per share:
Basic (loss) per share	$(0.45)	$(0.47)
Diluted (loss) per share	$(0.45)	$(0.47)

There is no dilutive effect of the restrictive stock and stock options for the three months ended March 31, 2010 and 2009 since the impact would be anti-dilutive. 110,519 and 27,582 shares would have been included in the diluted earnings per share calculations at March 31, 2010 and 2009, respectively, had the impact of including these diluted securities not been anti-dilutive. All restricted shares are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from the date of grant.  Stock options vest over a three year period and are exercisable over ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 14—REPORTING COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss), net of tax, for the three months ended March 31, 2010 and 2009 are as follows:

	Three months ended
	March 31,
	2010	2009
	(in thousands)
Net (Loss)	$(5,186)	$(5,376)
Other Comprehensive Income (Loss):
Retirement plan- related adjustments (net of tax of $53 in 2010 and $338 in 2009)	402	1,411
Foreign currency translation adjustments	(2,482)	(7,498)
Other Comprehensive (Loss)	(2,080)	(6,087)
Total Comprehensive (Loss)	$(7,266)	$(11,463)

Balances of the components of Accumulated Other Comprehensive Income (Loss), net of tax, in the Consolidated Balance Sheets are as follows:

	Accumulated balances at
	March 31,	December 31,
	2010	2009
	(in thousands)
Accumulated Other Comprehensive (Loss):

Retirement plan- related adjustments (net of tax of $5,220 in 2010 and $5,273 in 2009)	$(23,013)	$(23,415)
Foreign currency translation adjustments	24,734	27,216
Net investment hedges (net of tax of $715 in 2010 and 2009)	(3,908)	(3,908)
Accumulated Other Comprehensive (Loss)	$(2,187)	$(107)

NOTE 15—SUBSEQUENT EVENTS

Hardinge Acquires the Assets of Jones and Shipman

On April 8, 2010, L. Kellenberger & Co. AG, an indirect wholly owned subsidiary of Hardinge Inc. acquired the assets of Jones and Shipman (“J&S”), a UK-based manufacturer of grinding and super-abrasive machines and machining systems, for £2 million from Precision Technologies Group Ltd. Located in Leicester, UK, J&S manufactures and distributes a range of high-quality grinding (surface, creep feed and cylindrical) machines used by a diverse range of industries, including aerospace, medical, mould tool & die, power generation and high-end automotive.  The J&S business has operated continuously in the UK, under various owners, since 1899. The company currently has approximately 65 employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2010

NOTE 16—NEW ACCOUNTING STANDARDS

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-13, Revenue Recognition ASC Topic 605: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. ASU 2009-13 is required to be applied prospectively to new or materially modified revenue arrang ements in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We do not expect adoption of this standard to have a material impact on our consolidated results of operations and financial condition.

In January 2010, the FASB issued an amendment to ASC Topic 820 Fair Value Measurements and Disclosures. The amendment requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The following Management’s Discussion and Analysis (“MD&A”) is written to help the reader understand our Company. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited condensed financial statements, the accompanying condensed financial statement notes (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The global economic recession, which began in 2008, continues to impact the industries in many of the regions in which we conduct business. The reduced availability of credit has impacted our customers’ ability to obtain financing.  As a result, we continue to experience lower levels of incoming orders and related sales activity in several regions in which we conduct business.  Order volumes in the Asia and Other market have shown dramatic improvements over the past 18 months as those economies begin the rebound to more normalized levels.

The U.S. market activity metric most closely watched by our management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers, and machine tool consumption as reported annually by Gardner Publications in the Metalworking Insiders Report. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase our products.  One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management.  Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published in various trade journals.

Non-machine sales, which include collets, accessories, repair parts, and service revenue, have typically accounted for approximately 27% of overall sales and are an important part of our business, especially in the U.S. where Hardinge has an installed base of thousands of machines.  Sales of these products do not vary on a year-to-year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

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

In March 2010, our Taiwan subsidiary amended their NTD 100.0 million (approximately $3.2 million) unsecured credit facility.  The amendment changed the facility from an NTD based facility to a USD based facility and increased the available credit to $5.0 million. This credit facility charges interest at the banks current base rate of 2.5% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds.

Refer to Liquidity and Capital Resources for further details on the Company’s credit facilities.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009	Change		% Change
	(in thousands except per share amounts)
Orders	$57,487	$32,807	$24,680		75%
Net sales	43,170	52,114	(8,944)		(17)%
Gross profit	8,940	14,051	(5,111)		(36)%
Selling, general and administrative expenses	14,398	18,150	(3,752)		(21)%
Other (income)	(201)	(189)	(12)		6%
(Loss) from operations	(5,257)	(3,910)	(1,347)		35%
(Loss) before income taxes	(5,332)	(5,096)	(236)		5%
Net (loss)	(5,186)	(5,376)	190		(4)%

Diluted (loss) per share	$(0.45)	$(0.47)	$0.02
Weighted average shares outstanding (in thousands)	11,408	11,368	40
Gross profit as % of net sales	20.7%	27.0%	(6.3)	pts.
Selling, general and administrative expenses as % of sales	33.4%	34.8%	(1.4)	pts.
(Loss) from operations as % of net sales	(12.2)%	(7.5)%	(4.7)	pts.
Net (loss) as % of net sales	(12.0)%	(10.3)%	(1.7)	pts.

Orders:   The table below summarizes orders by geographical region for the three months ended March 31, 2010 compared to the same period in 2009:

	Three months ended
	March 31,
Orders from Customers in:	2010	2009	% Change
North America	$12,820	$12,439	3%
Europe	18,422	11,119	66%
Asia & Other	26,245	9,249	184%
	$57,487	$32,807	75%

Orders for the quarter ended March 31, 2010 were $57.5 million, an increase of $24.7 million or 75% compared to the same quarter in 2009.  The increase in orders was driven by overall strong market conditions in the Asia and Other market.  European orders showed improved activity on a year over year basis. Currency exchange rates had a favorable impact on new orders of approximately $1.6 million for the quarter ended March 31, 2010 compared to the same period in 2009.

North American orders increased by $.4 million or 3% for the first quarter of 2010 compared to the same quarter in 2009.  This slight increase was driven by a strong 2010 quarter in parts and accessories which were up 18% over the same quarter in 2009.  This increase was offset by weaker performance in machine orders.  The decrease in machine orders can be attributed to the continued recessionary conditions as well as the transition period associated with the change to our new U.S. distributor based model during the first quarter of 2010.

European orders increased by $7.3 million or 66% for the first quarter of 2010 compared to the same quarter in 2009.  This increase was primarily driven by strong machine order activity in Turkey, Germany and Italy for specialized grinding machines while order activity in most of the remaining European countries lag 2009 orders as a result of continued recessionary conditions.  The increase from the prior year quarter was also influenced by a favorable foreign currency translation impact of approximately $1.4 million.

Asia & Other orders increased by $17.0 million or 184% in the first quarter of 2010 compared to the same quarter in 2009.  This increase was primarily driven by strong machine order activity in China, Taiwan and Thailand, which collectively increased $14.8 million or 169% over the same quarter in 2009.  The increase from the prior year quarter was also influenced by a favorable foreign currency translation impact of approximately $0.2 million.

Net Sales.  The table below summarizes net sales by geographical region for the three months ended March 31, 2010 compared to the same period in 2009:

	Three months ended
	March 31,
Sales to Customers in:	2010	2009	% Change
North America	$11,550	$16,123	(28)%
Europe	12,418	24,287	(49)%
Asia & Other	19,202	11,704	64%
	$43,170	$52,114	(17)%

Net sales for the quarter ended March 31, 2010 were $43.2 million, a decrease of $8.9 million or 17% compared to the same quarter in 2009.  First quarter 2009 sales in Europe benefited from shipments out of the backlog of orders generated prior to the collapse of worldwide demand. Sales in the first quarter 2010 were negatively influenced by temporary supply chain shortages for computer controls in addition to logistical delays in large turnkey orders that required customer run-offs, which translated to approximately $3.0 million in revenue being deferred to subsequent quarters in 2010. The China market continues to be a strong market with a year over year increase in net sales of 79%.  Currency exchange rates had a favorable impact on sales of approximately $1.6 million for the quarter ended March 31, 2010 compared to the same period in 2009.

North American sales decreased by $4.6 million or 28% for the first quarter of 2010 compared to the same quarter in 2009 primarily due to the continued effects of the global economic recession and related financial crisis as well as the transition to our new U.S. distributor based model during the quarter. This decrease was noted across all of our machine product lines and countries within North America.

European sales decreased by $11.9 million or 49% for the first quarter of 2010 compared to the same quarter in 2009. As in North America, the decrease was primarily related to the continued effects of the global economic recession and related financial crisis, and was noted across all of our machine product lines and countries within Europe.  The decrease from the prior year quarter was favorably influenced by foreign currency translation impact of approximately $1.2 million.

Asia & Other increased by $7.5 million or 64% for the first quarter of 2010 compared to the same quarter in 2009. This increase was primarily driven by strong machine order activity in China which increased $6.6 million or 79% over the same quarter in 2009.  The increase from the prior year quarter was also influenced by a favorable foreign currency translation impact of approximately $0.4 million

Under U.S. generally accepted accounting standards, results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate during the periods presented. For the first quarter of 2010, the U.S. Dollar weakened by 9% against the British Pound Sterling, 6% against the New Taiwanese Dollar, 20% against the Canadian Dollar, 9% against the Swiss Franc, and 6% against the Euro compared to the average rates during the same period in 2009. The U. S. Dollar remained relatively flat against the Chinese

Renminbi.  The net of these foreign currencies relative to the U.S. Dollar was an approximate favorable impact of approximately $1.6 million on net sales for the quarter ended March 31, 2010 compared to the same period in 2009.

Net sales of machines accounted for 68% and 73% of consolidated net sales for the quarter ended March 31, 2010 and 2009, respectively. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the first quarter of 2010 was $8.9 million, a decrease of $5.1 million or 36% when compared to the same quarter of 2009. The decrease was a direct result of reduced sales, continued market pricing pressures, and the impact of lower production volumes against fixed manufacturing expenses. Gross margin in the first quarter of 2010 was 20.7%, compared to 27.0% in the first quarter of 2009.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (SG&A) expenses for the quarter decreased by $3.8 million to $14.4 million, or 21% lower when compared to the same quarter of the prior year.  First quarter 2010 SG&A included charges of $0.9 million for professional services expenses related to the tender offer and $0.2 million related to Jones and Shipman acquisition costs, while first quarter 2009 SG&A included severance related charges of $1.4 million. Exclusive of these charges, SG&A for the first quarter of 2010 would have been $13.3 million, or 21% below the first quarter of 2009. The reduction is a direct result of transformational changes to the Company’s business model as well as reductions in variable expenses given the lower sales levels. Foreign currency translation had an unfavorable impact of approximately $0.6 million during the first quarter compared to the same quarter of 2009.

Other (Income) Expense. Other income was $0.2 million for the quarter ended March 31, 2010 and 2009.

(Loss) from Operations.  Loss from operations was ($5.3) million or (12.2%) of net sales for the quarter, compared to a loss of ($3.9) million or (7.5%) of net sales for the same quarter of the prior year.

Interest Expense & Interest Income.  Net interest expense was $0.1 million for the quarter compared to $1.2 million for the same quarter of the prior year. The decrease for the quarter is attributed to $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which were expensed in the prior year quarter.

Income Taxes.  The provision for income taxes was a benefit of $0.1 million for the three months ended March 31, 2010, compared to tax expense of $0.3 million for the three months ended March 31, 2009.  The effective tax rate was (2.7)% for the three months ended March 31, 2010, compared to 5.5% for the three months ended March 31, 2009. This difference was driven by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded and by the mix of earnings by country.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2010 effective income tax rate to be in the range of (5)% to 10%, inclusive of the effects of the valuation allowances described above.

We maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Canadian, and Dutch net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

The effective tax rate for the period ended March 31, 2010 of (2.7)% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net (Loss).  Net loss for the three months ended March 31, 2010 was ($5.2) million, or (12.0%) of net sales, compared to a net loss of ($5.4) million, or (10.3%) of net sales for the three months ended March 31, 2009.  Basic and diluted loss per share for the three months ended March 31, 2010 were ($0.45) compared to ($0.47) for the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2010 cash and cash equivalents were $28.3 million compared to $24.6 million at December 31, 2009.  The $3.7 million increase in cash was driven by cash flow generated by operating activities of $3.6 million. The cash flow from operating activities was generated as a result of net working capital reductions as a result of the global economic business conditions.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the three months ended March 31, 2010 compared to the same period in 2009 are summarized in the table below:

	Three months ended March 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$3,562	$10,138
Cash flow used in investing activities	$(374)	$(906)
Capital expenditures (included in investing activities)	$(657)	$(906)

Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2010 compared to $10.1 million for the same period in 2009, a decrease of $6.5 million. The primary driver of this decrease is related to the contraction of our balance sheet as a result of reduced sales levels in late 2008 and the first quarter of 2009.  As a result of these decreased sales levels, our accounts receivable balances decreased dramatically during the first quarter of 2009 providing $19.7 million in cash flow.  These same business conditions existed during the first quarter of 2010, however, as the sales levels had been depressed since late 2008, the magnitude of the decreases in accounts receivable were diminished resulting in $9.2 million in cash flow provided, a year over year decrease in cash flow provided by accounts receivable reductions of $10.5 million. Additionally, during the first quarter of 2010, our purchases of raw materials and parts increased due to the increased order activity, resulting in cash used of $5.9 million, which was offset by an increase in accounts payable of $5.6 million due to the increased inventory purchasing activity.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2010 compared to $0.9 million for the same period in 2009. Capital expenditures for the three months ended March 31, 2010 included modest investment in manufacturing equipment.

Cash Flow Provided by (Used In) Financing Activities:

Cash flow provided by (used in) financing activities for the three months ended March 31, 2010 and 2009, are summarized in the table below:

	Three months ended March 31,
	2010	2009
	(in thousands)
Borrowings of short-term notes payable	$884	$8,353
(Repayments) of long-term debt	(141)	(24,132)
Payments of dividends	(58)	(115)
Payments of debt issuance fees	(67)	(628)
Net cash provided by (used in) financing activities	$618	$(16,522)

Cash flow provided by financing activities was $0.6 million for the three months ended March 31, 2010 compared to cash flow used in financing activities of $16.5 million for the same period in 2009. During the first quarter of 2009, we used $24.0 million to repay and terminate our multi-currency debt facility.  Dividend payments during the first three months of 2010 decreased by $0.06 million over the same period in 2009 as a result of our decreasing the quarterly dividend payout to $0.005 per share at June 2009.  During the first three months of 2010, we paid fees of $0.07 million related to the revolving credit facility compared to $0.6 million paid for the term loan and the multi-currency debt facility during the same period of 2009.

Debt outstanding, including notes payable was $5.8 million on March 31, 2010 compared to $5.0 million on December 31, 2009.

Credit Facilities:

We have a $10.0 million revolving credit facility due March 31, 2011. This credit facility is secured by substantially all of the Company’s U. S. assets (exclusive of real property), a negative pledge on the Company’s headquarters in Elmira, NY and a pledge of 65% of the Company’s investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Systems, Inc., a wholly-owned subsidiary of the Company and owner of the real property comprising the Company’s world headquarters in Elmira, New York.  The credit facility’s interest is based on the one-month LIBOR with a minimum interest rate of 5.5%. The credit facility does not include any financial covenants.  There are no amounts outstanding under this credit facility as of March 31, 2010 or December 31, 2009.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16%. There was no balance outstanding at March 31, 2010 or December 31, 2009 on this line. The agreement is negotiated annually and requires no commitment fee. It is payable on demand.

At our Swiss subsidiary, Kellenberger, we have two credit agreements with a bank. The first facility provides for borrowing of up to CHF 7.5 million ($7.1 million equivalent) which can be used for guarantees,  documentary credit, or margin cover for foreign exchange hedging activity conducted with the bank with maximum terms of 12 months.  The interest rate, which is currently 1.5% per annum, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger.  The credit facility is secured by the real property owned by Kellenberger.

The second credit facility is a working capital facility which can provide for borrowing of up to CHF 5.0 million ($4.7 million equivalent), and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months.  The interest rate, which is currently LIBOR plus 1.5% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger. The credit facility is secured by the real property owned by Kellenberger.

The above two facilities are also subject to a minimum equity covenant requirement where the minimum equity for Kellenberger must be at least 35% of its balance sheet total assets.  Indebtedness under both facilities is payable upon demand.   At March 31, 2010 and December 31, 2009, we were in compliance with the required minimum equity ratios. At March 31, 2010 and December 31, 2009, there were no borrowings under the working capital facility.

At our Swiss subsidiary, Kellenberger, we also have a credit agreement with another bank that provides a CHF 7.0 million ($6.6 million equivalent) facility, that provides for up to CHF 7.0 million ($6.6 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($2.8 million equivalent) of the facility can be used for working capital. This facility is secured by the Company’s real estate in Biel Switzerland up to CHF 3.0 million ($2.8 million equivalent). This credit facility charges interest at the current rate of 5.75% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant. At March 31, 2010 and December 31, 2009, we were in compliance with the required minimum equity ratios. At March 31, 2010 and December 31, 2009, there were no borrowings under the working capital facility.

At our Taiwan subsidiary we have a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 180.0 million New Taiwanese Dollars which was equivalent to approximately $5.5 million. At March 31, 2010 and December 31, 2009 borrowings under this agreement were $3.5 million and $3.7 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of 4.5 million New Taiwanese Dollars ($0.1 million equivalent).

At our Taiwan subsidiary we have an unsecured credit facility with a bank.  This agreement provided a working capital facility of NTD 100.0 million ($3.2 million equivalent). On March 19, 2010, we amended the credit facility. The amendment changed the facility from an NTD based facility to a USD based facility and increased the available credit to $5.0 million. This credit facility charges interest at the banks current base rate of 2.5% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds.  At March 31, 2010 and December 31, 2009 the balance outstanding under this facility was and $2.3 million and NTD 43.6 million ($1.4 million equivalent) respectively.

Under our current credit facilities, the Company has total credit availability of up to $40.0 million at March 31, 2010 of which $25.6 million is available for working capital needs. Of the $25.6 million working capital capacity under these credit facilities, $22.0 million was available at March 31, 2010. Total consolidated outstanding borrowings at March 31, 2010 and December 31, 2009 were $5.8 million and $5.0 million, respectively.

We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2010.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2009 Form 10K.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Accordingly, there can be no assurance that our expectations will be realized. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the Company’s ability to control, and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the Company’s entry into new product and geographic markets, the Company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first three months of 2010.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2009 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2010, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In October 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers.  This complaint, as amended, alleged that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. On May 29, 2009, the Company filed a motion to dismiss the complaint. By a decision and order dated February 2, 2010, the Court dismissed the class action lawsuit. The plaintiff did not file a notice to appeal the Court’s dismissal of the lawsuit and the time to appeal has expired.

Item 1.a.  Risk Factors

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Default upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

10.1	—	Amendment Number One to the Credit Agreement dated October 30, 2009 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co., Ltd.

31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

May 7, 2010	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO
(Principal Executive Officer)

May 7, 2010	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)

May 7, 2010	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)