Form 10-Q
period 2010-06-30
HARDINGE INC
filed 2010-08-06
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010 there were 11,607,289 shares of Common Stock of the Registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$24,845	$24,632
Accounts receivable, net	38,381	39,936
Notes receivable, net	2,966	2,364
Inventories, net	109,100	97,266
Deferred income taxes	517	732
Prepaid expenses	11,305	9,375
Total current assets	187,114	174,305

Property, plant and equipment	142,192	144,635
Less accumulated depreciation	90,473	89,924
Net property, plant and equipment	51,719	54,711

Notes receivable, net	54	157
Deferred income taxes	616	446
Intangible assets	10,460	10,527
Pension assets	2,369	2,032
Other long-term assets	26	26
Total non-current assets	13,525	13,188
Total assets	$252,358	$242,204

Liabilities and shareholders’ equity
Accounts payable	$32,362	$16,285
Notes payable to bank	3,439	1,364
Accrued expenses	18,621	17,777
Customer deposits	8,164	4,400
Accrued income taxes	1,761	1,535
Deferred income taxes	2,643	2,832
Current portion of long-term debt	558	563
Total current liabilities	67,548	44,756

Long-term debt	2,788	3,095
Accrued pension expense	21,392	22,082
Accrued postretirement benefits	2,361	2,472
Accrued income taxes	1,558	2,377
Deferred income taxes	3,924	4,030
Other liabilities	1,782	1,862
Total other liabilities	33,805	35,918

Common Stock — $0.01 par value	125	125
Additional paid-in capital	113,889	114,387
Retained earnings	53,027	59,103
Treasury shares — 865,703 shares at June 30, 2010 and 939,240 shares at December 31, 2009	(11,019)	(11,978)
Accumulated other comprehensive (loss)	(5,017)	(107)
Total shareholders’ equity	151,005	161,530
Total liabilities and shareholders’ equity	$252,358	$242,204

See accompanying notes

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$59,899	$55,262	$103,068	$107,376
Cost of sales	45,228	42,316	79,458	80,379
Gross profit	14,671	12,946	23,610	26,997

Selling, general and administrative expenses	16,041	17,142	30,439	35,292
Other expense (income)	(669)	637	(871)	448
(Loss) from operations	(701)	(4,833)	(5,958)	(8,743)

Interest expense	121	241	231	1,473
Interest income	(35)	(8)	(70)	(54)
(Loss) before income taxes	(787)	(5,066)	(6,119)	(10,162)

Income tax (benefit) expense	(13)	(109)	(159)	171
Net (loss)	$(774)	$(4,957)	$(5,960)	$(10,333)

Per share data:

Basic (loss) earnings per share:	$(0.07)	$(0.44)	$(0.52)	$(0.91)

Diluted (loss) earnings per share:	$(0.07)	$(0.44)	$(0.52)	$(0.91)

Cash dividends declared per share	$0.005	$0.005	$0.01	$0.015

See accompanying notes

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Operating activities
Net (loss)	$(5,960)	$(10,333)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	3,593	4,395
Provision for deferred income taxes	515	(355)
(Gain) loss on sale of assets	(228)	59
(Gain) on purchase of Jones & Shipman	(626)	—
Debt issuance amortization	165	1,148
Unrealized intercompany foreign currency transaction loss (gain)	9	(7)
Changes in operating assets and liabilities:
Accounts receivable	3,088	22,172
Notes receivable	(497)	(519)
Inventories	(11,469)	14,685
Prepaids/other assets	(1,890)	1,256
Accounts payable	13,900	(6,514)
Accrued expenses/other liabilities	2,458	(9,360)
Accrued postretirement benefits	(296)	21
Net cash provided by operating activities	2,762	16,648

Investing activities
Capital expenditures	(1,077)	(1,655)
Proceeds from sale of assets	282	9
Purchase of Jones & Shipman	(2,903)	—
Net cash (used in) investing activities	(3,698)	(1,646)

Financing activities
Increase in short-term notes payable to bank	2,113	8,354
(Decrease) in long-term debt	(282)	(24,269)
Dividends paid	(116)	(173)
Debt issuance fees paid	(100)	(706)
Net cash provided by (used in) financing activities	1,615	(16,794)

Effect of exchange rate changes on cash	(466)	(130)
Net increase (decrease) in cash	213	(1,922)

Cash at beginning of period	24,632	18,430

Cash at end of period	$24,845	$16,508

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2010

NOTE 1—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period and the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  We operate in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the June 30, 2010 presentation.

NOTE 2 — SIGNIFICANT RECENT EVENTS

Acquisition of the Assets of Jones and Shipman Precision Limited

On April 7, 2010, Kellenberger & Co. AG (Kellenberger), an indirect wholly owned subsidiary of Hardinge Inc. completed the acquisition of certain assets of  Jones and Shipman Precision Limited (“J&S”), a UK based manufacturer of grinding and super-abrasive machines and machining systems, for £2.0 million ($3.0 million equivalent) from Precision Technologies Group Limited. In conjunction with this asset acquisition, Kellenberger established Jones & Shipman Grinding Limited, a new UK based wholly owned subsidiary. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The Company expensed acquisition related costs of $0.3 million during the six months ended June 30, 2010 and recorded it in SG&A expense on the Consolidated Statement of Operations.

The acquisition agreement contains provisions for a contingent purchase price payment based on sales through March 31, 2014.  The contingent purchase price payment is 5.42% of sales in excess of £36.4 million (approximately $54.5 million), with a maximum payment of £0.3 million (approximately $0.45 million).  Based on the company’s current forecasted revenue over this period, the fair value of this contingent purchase price is £0.2 (approximately $0.3 million).  This contingent liability is recorded on the balance sheet within accrued expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 2 — SIGNIFICANT RECENT EVENTS (continued)

Acquisition of the Assets of Jones and Shipman Precision Limited (continued)

The following table summarizes the allocation of the preliminary purchase price to the fair value of the assets acquired and liabilities assumed on the date of acquisition:

Assets acquired:
Accounts receivable, net	$2,778
Inventory	3,731
Property, plant and equipment, net	452
Other assets	294
Tradename and other intangible assets	312
Total assets acquired	$7,567

Liabilities assumed:
Accounts payable, accrued expenses and other liabilities	3,961

Net assets acquired	$3,606

The assets acquired and liabilities assumed are measured at fair value.  Acquired inventory is valued based on one of the following methods:  for acquired finished goods inventory, the value is based on the expected sales price less an allowance for direct selling costs and profits thereon; for acquired work in process the value is based on the expected sales price less an allowance for costs to complete the manufacturing process, direct selling costs and profits thereon; and for acquired raw materials, the value is based on the on current market price. Acquired property, plant and equipment are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. The weighted average life of these intangible assets is 6.6 years.  Other assets, accounts payable, accrued expenses and other liabilities are expected to be settled at face value; therefore face value is assumed to approximate fair value.  The fair value of the net assets acquired exceeded the purchase price; accordingly, a gain of £0.4 million (approximately $0.6 million) was recorded during the quarter within other expense (income) in the Consolidated Statement of Operations. The allocation of the purchase price is preliminary pending the finalization of the fair value of the assets acquired.

Revised Kellenberger Working Capital Credit Facility

In June 2010, our Swiss subsidiary, L. Kellenbergrer & Co. AG (“Kellenberger”) entered into a new working capital credit facility with a bank to provide up to CHF 6.0 million ($5.6 million equivalent) and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months.  The interest rate, which is currently LIBOR plus 1.5% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger. The credit facility is secured by the real property owned by Kellenberger.  This new facility replaced a CHF 5.0 million ($4.6 million equivalent) credit facility with substantially the same terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 2 — SIGNIFICANT RECENT EVENTS (continued)

Unsolicited Tender Offer by Industrias Romi S.A.

On March 30, 2010, Industrias Romi S.A. (“Romi”), through a wholly-owned subsidiary, commenced an unsolicited tender offer to acquire the outstanding Common Shares of Stock of Hardinge Inc. (“Hardinge” or the “Company”) for $8.00 per share, subject to a number of terms and conditions contained in the tender offer documents filed by Romi with the SEC (“Romi’s Offer”).  Hardinge had previously received on February 4, 2010 an unsolicited acquisition proposal from Romi at the same price.  On May 10, 2010, Romi increased their offer to $10.00 per share (“Romi’s Amended Offer”).  After multiple extensions, on July 15, 2010 Romi announced the expiration of their tender offer to acquire all of the outstanding shares of Hardinge and did not further extend the offer.  No shares of Hardinge stock were purchased pursuant to the offer, and Romi indicated that all shares of Hardinge previously tendered and not withdrawn were returned.

As noted in the Company’s Schedule 14D-9 filings with the SEC, our Board unanimously determined that Romi’s Offer and Romi’s Amended Offer were not in the best interests of the Company and the Company’s shareholders and recommended that Company shareholders reject Romi’s Offer and not tender their shares. The Schedule 14D-9 and the amendments thereto include a complete discussion of the reasons and other material factors contributing to the Board of Director’s recommendations.

NOTE 3—INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)
Finished products	$49,173	$51,314
Work-in-process	20,650	19,019
Raw materials and purchased components	39,277	26,933
Inventories, net	$109,100	$97,266

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment at June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)

Land, buildings and improvements	$63,414	$64,675
Machinery, equipment and fixtures	62,076	62,857
Office furniture, equipment and vehicles	16,702	17,103
	142,192	144,635
Less accumulated depreciation and amortization	90,473	89,924
Property, plant and equipment, net	$51,719	$54,711

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

At June 30, 2010 and December 31, 2009, we do not have any amounts recorded as goodwill on our balance sheet.

Nonamortizable intangible assets include $6.8 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport.  We use the Bridgeport brand name on all of our machining center lines, therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment.

Amortizable intangible assets of $3.7 million include the Bridgeport technical information,  Jones & Shipman trade name, patents, distribution agreements, customer lists, and other items. These assets are tested for impairment when indicators of impairment are present. The estimated useful lives of these intangible assets range from five to ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 6—INCOME TAXES

We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Canadian and Dutch net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was (1.7)% and (2.6)%  for the three and  six months ended June 30, 2010.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2006 to 2009 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2004 to 2009 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At June 30, 2010 and December 31, 2009, we had a $1.8 million and $2.4 million liability recorded for uncertain income tax positions, respectively, both of which included interest and penalties of $0.7 million. If recognized, the uncertain tax benefits, with related penalties and interest at June 30, 2010 and December 31, 2009, would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

During the quarter ended March 31, 2010, we recognized the settlement of an uncertain tax position at one of our foreign subsidiaries, and recorded a benefit to the tax provision of $0.1 million. During the quarter ended June 30, 2010, we determined, based on guidance issued by foreign tax authorities, that it is more likely than not that $0.5 million of our liability for uncertain tax positions should be reversed.  In addition, the corporate tax rate in Taiwan was reduced, and as a result we reduced our net deferred tax assets there by $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

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

These liabilities are reported as accrued expenses on our consolidated balance sheet.

A reconciliation of the changes in our product warranty accrual during the three and six month periods ended June 30, 2010 and 2009 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Balance at the beginning of period	$2,264	$2,625	$2,436	$2,872
Warranty settlement costs	(509)	(497)	(775)	(1,259)
Warranties Issued	1,031	703	1,538	1,335
Changes in accruals for pre-existing warranties	(297)	(379)	(683)	(372)
Other – currency translation impact	(37)	82	(64)	(42)
Balance at the end of period	$2,452	$2,534	$2,452	$2,534

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 8—PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs for our consolidated Company for the three and six months ended June 30, 2010 and 2009 is presented below.

	Pension Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$318	$937	$652	$1,928
Interest cost	2,105	2,150	4,244	4,309
Expected return on plan assets	(2,313)	(2,472)	(4,663)	(4,963)
Amortization of prior service cost	(29)	(16)	(59)	(51)
Amortization of transition asset	(51)	(55)	(105)	(110)
Amortization of loss	205	348	420	746
Net periodic benefit cost	$235	$892	$489	$1,859

A summary of the components of net postretirement benefits costs for our consolidated Company for the three and six months ended June 30, 2010 and 2009 is presented below:

	Postretirement Benefits
	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$4	$3	$8	$9
Interest cost	39	58	78	102
Amortization of prior service cost	(93)	(126)	(185)	(253)
Amortization of actuarial gain	—	(8)	—	(8)
Special termination benefits	—	(62)	—	376
Net periodic benefit (credit) cost	$(50)	$(135)	$(99)	$226

The expected contributions to be paid during the year ending December 31, 2010 to the domestic defined benefit plans are $0.6 million.  Contributions to the domestic plans as of June 30, 2010 and 2009 were $0.1 million and $1.3 million, respectively. The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2010 to the foreign defined benefit plans are $2.2 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  As of June 30, 2010 and 2009, $1.0 million and $1.2 million of contributions have been made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

Effective June 15, 2009, the Company suspended future accrual of benefits under its U.S. defined benefit pension plan (which was closed to new participants in 2004) and also suspended Company contributions to the 401(k) program as of the same date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 9— DERIVATIVE FINANCIAL INSTRUMENTS

We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. These derivatives do not qualify for hedge accounting treatment. We have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of operations. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $12.4 million at both June 30, 2010 and December 31, 2009.

The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the adjustments on the foreign currency denominated transactions and revaluation of the foreign currency denominated assets and liabilities. At June 30, 2010, the fair value of the foreign currency forwards was a $0.07 million asset, which was included in prepaid expenses and a $0.10 million liability which was included in accrued expenses. At December 31, 2009, the fair value of the foreign currency forwards was a $0.06 million asset, which was included in prepaid expenses and a $0.03 million liability which was included in accrued expenses. The loss recognized for derivative instruments in the statement of operations for the three and six month periods ended June 30, 2010 of $0.2 million and $0.3 million, respectively, was included in other (income) expense.

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

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis:

	Classification	Total	Level 1	Level 2	Level 3
		(in thousands)
		As of June 30, 2010
Foreign currency forwards	Prepaid expenses	$67	$—	$67	$—
Foreign currency forwards	Accrued expenses	$103	$—	$103	$—

		As of December 31, 2009
Foreign currency forwards	Prepaid expenses	$63	$—	$63	$—
Foreign currency forwards	Accrued expenses	$33	$—	$33	$—

Fair value of foreign currency derivative assets and liabilities are determined by using market prices obtained from the banks using foreign currency spot rates and forward rates. We have elected not to measure any additional financial instruments and other items at fair value.

CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 10—FAIR VALUE (continued)

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.  At June 30, 2010 and December 31, 2009, the carrying value of notes receivable approximated their fair value.  The fair value of our variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.  In conjunction with the Jones & Shipman asset acquisition, trade names and other intangible assets of £0.2 million (approximately $0.3 million) are valued using an income approach (level 3). Other than the Jones & Shipman intangible assets, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

A substantial portion of the Pond is located on our property.  Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the”PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.84 million. We estimated our portion of the study to be $0.12 million for which we established a reserve of $0.13 million. As of June 30, 2010 we have incurred total expenses of $0.12 million with respect to the study and other activities relating to the Site, thus the remaining reserve balance at June 30, 2010 was $0.01 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 11—COMMITMENTS AND CONTINGENCIES (continued)

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

During 2008 and 2009, the Company offered a Voluntary Early Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first.  The Company also incurred various restructuring related charges in 2009 due to workforce reductions in Europe, the closure of our Exeter England facility, and the reduction in our U.S. workforce due the strategic changes within the Elmira, NY manufacturing facility. During the three and six month period ended June 30, 2010, respectively, we utilized $0.4 million and $1.7 million of the restructuring reserves. At June 30, 2010, the remaining liability on our balance sheet associated with all of these restructuring related charges was $1.4 million. The VERP, which is the post-retirement health care benefit, is $1.2 million of this liability and will be relieved through April 2014. The remaining $0.2 million liability is severance related and will be paid out during the balance of 2010.

NOTE 12—STOCK-BASED COMPENSATION

All of our equity-based payments to employees, including grants of employee stock options are recognized in our statement of operations based on the grant date fair value of the award.

We did not issue any new stock options during the first six months of 2010 or 2009. Expense related to stock options was not material for the three months and six months ended June 30, 2010 and 2009.  For restricted stock awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards over the requisite service period of the grant.  A summary of the restricted stock activity under the Incentive Stock Plan for the three month and six month period ended June 30, 2010 and 2009 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Shares and units at beginning of period	251,340	183,000	184,500	179,483
Shares/Units granted	—	—	70,340	26,000
Shares vested	—	—	(3,500)	(20,883)
Shares cancelled, forfeited or exercised	(3,500)	—	(3,500)	(1,600)
Shares and units at end of period	247,840	183,000	247,840	183,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 12—STOCK-BASED COMPENSATION (continued)

The fair value of the restricted stock/units awarded in the six months ended June 30, 2010 and 2009 was $0.4 million and $0.1 million, respectively. Total share-based compensation expense relating to restricted stock for the three months and six months ended June 30, 2010 was $0.1 million and $0.3 million, Total share-based compensation expense relating to restricted stock for the three months and six months ended June 30, 2009 was $0.1 million and $0.2 million, respectively. At June 30, 2010, the compensation cost not yet recognized on these shares was $1.1 million, which will be amortized over a weighted average term of 1.9 years.

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

The computation of earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands except per share data)
Net (loss)	$(774)	$(4,957)	$(5,960)	$(10,333)
Earnings allocated to participating stock awards	1	1	2	2
Net (loss) applicable to common shareholders	$(775)	$(4,958)	$(5,962)	$(10,335)

Denominator for basic and diluted calculations
Average common shares used in basic and diluted computation	11,409	11,373	11,409	11,371

(Loss) earnings per share:
Basic (loss) per share	$(0.07)	$(0.44)	$(0.52)	$(0.91)
Diluted (loss) per share	$(0.07)	$(0.44)	$(0.52)	$(0.91)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 13—EARNINGS PER SHARE (continued)

There is no dilutive effect of the restrictive stock and stock options for the three months and the six months ended June 30, 2010 and 2009 since the impact would be anti-dilutive. 152,203 and 131,361 shares would have been included in the diluted earnings per share calculations for the three and six months ended June 30, 2010, respectively, had the impact of including these diluted securities not been anti-dilutive. 45,575 and 36,578 shares would have been included in the diluted earnings per share calculations for the three and six months ended June 30, 2009, respectively, had the impact of including these diluted securities not been anti-dilutive. All restricted shares are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from the date of grant.  Stock options vest over a three year period and are exercisable over ten years.

NOTE 14—REPORTING COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss), net of tax, for the three months and six months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(dollars in thousands)		(dollars in thousands)
Net (Loss)	$(774)	$(4,957)	$(5,960)	$(10,333)
Other Comprehensive Income (Loss):
Retirement plan-related adjustments (net of tax of $59 and $112 in 2010 and $243 and $96 in 2009)	189	(1,279)	591	132
Foreign currency translation adjustments	(3,019)	8,256	(5,501)	758
Other Comprehensive Income (Loss)	(2,830)	6,977	(4,910)	890
Total Comprehensive Income (Loss)	$(3,604)	$2,020	$(10,870)	$(9,443)

Accumulated balances of the components of Other Comprehensive (Loss) consisted of the following at June 30, 2010 and December 31, 2009:

	Accumulated balances at
	June 30,	December 31,
	2010	2009
	(in thousands)
Accumulated Other Comprehensive (Loss):

Retirement plan- related adjustments (net of tax of $5,161 in 2010 and $5,273 in 2009)	$(22,824)	$(23,415)
Foreign currency translation adjustments	21,715	27,216
Net investment hedges (net of tax of $715 in 2010 and 2009)	(3,908)	(3,908)
Accumulated Other Comprehensive (Loss)	$(5,017)	$(107)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2010

NOTE 15—SUBSEQUENT EVENTS

On July 12, 2010, our Taiwan subsidiary entered into a new unsecured credit facility replacing the existing $5.0 million facility. The new facility provides a $10.0 million facility for working capital purposes and expires on May 31, 2011. Interest is charged at the bank’s current base rate of 2.5% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds.

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

In January 2010, the FASB issued an amendment to ASC Topic 820 Fair Value Measurements and Disclosures. The amendment requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We have applied the new disclosure requirements as of January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our consolidated financial statements.

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

Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in Switzerland, Taiwan, United States, China, and United Kingdom, and with sales to most industrialized countries.  Approximately 70% of our 2009 sales were to customers outside of North America, 69% of our 2009 products sold were manufactured outside of North America, and 66% of our employees in 2009 were located outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

The global economic recession, which began in 2008, continues to have an impact on industries in several of the regions in which we conduct business. The reduced availability of credit has impacted our customers’ ability to obtain financing.  As a result, we continue to experience lower levels of incoming orders and related sales activity in several regions in which we conduct business.  Order volumes in the Asia and Other market have shown dramatic improvements over the past 18 months as those economies began the rebound to more normalized levels.

The U.S. market activity metric most closely watched by our management has been metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers, and machine tool consumption in the Metalworking Insiders Report published annually by Gardner Publications. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that might purchase our products.  One such measurement is the PMI (formerly called the Purchasing Manager’s Index), as reported by the Institute for Supply Management.  Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published in various trade journals.

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

Other key performance indicators are geographic distribution of net sales and orders, gross profit as a percent of net sales, income from operations, working capital changes, and debt level trends. In an industry where constant product technology development has led to an average model life of three- to- five years, effectiveness of technological innovation and development of new products are also key performance indicators.

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

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal. Our cash and cash equivalents are diversified among counterparties to minimize exposure to any one of these entities.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan which causes the worldwide valuation of the Japanese Yen, Euro, Swiss Franc, South Korean Won, and New Taiwanese Dollar to be central to competitive pricing in all of our markets.  Also, we translate the results of our Swiss, Taiwanese, Chinese, British, German, Dutch and Canadian subsidiaries into U.S. Dollars for consolidation and reporting purposes.  Period- to- period changes in the exchange rate between their local currency and the U.S. Dollar may affect comparative data significantly.  We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

In June 2010, our Swiss subsidiary, L. Kellenbergrer & Co. AG (“Kellenberger”) entered into a new working capital credit facility with a bank to provide up to CHF 6.0 million ($5.6 million equivalent) and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months.  The interest rate, which is currently LIBOR plus 1.5% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger. The credit facility is secured by the real property owned by Kellenberger.  This new facility replaced a CHF 5.0 million ($4.6 million equivalent) credit facility with substantially the same terms.

In July 2010, our Taiwan subsidiary entered into a new unsecured credit facility replacing the existing $5.0 million facility. This new credit facility provides a $10.0 million facility for working capital purposes and expires on May 31, 2011.  Interest is charged at the bank’s current base rate of 2.5% subject to change by the bank based on market conditions. This new credit facility carries no commitment fees on unused funds.

Refer to Liquidity and Capital Resources for further details on the Company’s credit facilities.

Results of Operations

Summarized selected financial data for the three months and six months ended June 30, 2010 and 2009:

	Three months ended					Six months ended
	June 30,		$		%	June 30,		$		%
	2010	2009	Change		Change	2010	2009	Change		Change
	(dollars in thousands, except per share data)
Orders	$85,664	$44,566	$41,098		92%	$143,152	$77,373	$65,779		85%
Net sales	59,899	55,262	4,637		8%	103,068	107,376	(4,308)		(4)%
Gross profit	14,671	12,946	1,725		13%	23,610	26,997	(3,387)		(13)%
Selling, general and administrative expenses	16,041	17,142	(1,101)		(6)%	30,439	35,292	(4,853)		(14)%
Other expense (income)	(669)	637	(1,306)		(205)%	(871)	448	(1,319)		(294)%
(Loss) income from operations	(701)	(4,833)	4,132		(85)%	(5,958)	(8,743)	2,785		(32)%
Net (loss)	(774)	(4,957)	4,183		(84)%	(5,960)	(10,333)	4,373		(42)%
Diluted (loss) per share	$(0.07)	$(0.44)	$0.37			$(0.52)	$(0.91)	$0.39
Weighted average shares outstanding (in thousands)	11,409	11,373	36			11,409	11,371	38
Gross profit as % of net sales	24.5%	23.4%	1.1	pts.		22.9%	25.1%	(2.2	)pts
Selling, general and administrative expenses as % of net sales	26.8%	31.0%	(4.2	)pts.		29.5%	32.9%	(3.4	)pts.
Other expense (income) as % of net sales	(1.1)%	1.2%	(2.3	)pts.		(0.8)%	0.4%	(1.2	)pts.
(Loss) from operations as % of net sales	(1.2)%	(8.7)%	7.5	pts.		(5.8)%	(8.1)%	2.3	pts.
Net (loss) % of net sales	(1.3)%	(9.0)%	7.7	pts.		(5.8)%	(9.6)%	3.8	pts.

Reconciliation of Net Income to EBITDA

		Three months ended			Six months ended
		June 30,			June 30,
		2010	2009	$ Change	2010	2009	$ Change
		(dollars in thousands)
GAAP Net Income (Loss)		$(774)	$(4,957)	$4,183	$(5,960)	$(10,333)	$4,373
Plus:	Interest expense net of interest income	86	233	(147)	161	1,419	(1,258)
	Taxes	(13)	(109)	96	(159)	171	(330)
	Depreciation and amortization	1,786	2,186	(400)	3,593	4,395	(802)
EBITDA (1)		$1,085	$(2,647)	$3,732	$(2,365)	$(4,348)	$1,983

(1)          EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. The comparable financial measure to EBITDA under GAAP is net income. EBITDA is used by management to evaluate the operating performance of our business for comparable periods. EBITDA should not be used by investors or others as the sole basis for formulating investment decisions, as it excludes a number of important items. We compensate for this limitation by using GAAP financial measures as well in managing our business.

Orders:  The table below summarizes orders by geographical region for the three months and six months ended June 30, 2010 compared to the same periods in 2009:

	Three Months Ended			Six Months Ended
Orders from	June 30,		%	June 30,		%
Customers in:	2010	2009	Change	2010	2009	Change
	(dollars in thousands)
North America	$19,770	$11,107	78%	$32,591	$23,546	38%
Europe	17,798	14,228	25%	36,225	25,347	43%
Asia & Other	48,096	19,231	150%	74,336	28,480	161%
	$85,664	$44,566	92%	$143,152	$77,373	85%

Orders, net of cancellations, for the quarter ended June 30, 2010 were $85.7 million, an increase of $41.1 million or 92% compared to the same quarter in 2009.  Orders, net of cancellations, for the six months ended June 30, 2010 were $143.2 million, an increase of $65.8 million or 85% compared to the six months ended June 30, 2009. Orders were up in most of the regions where we conduct our business, as the global economy begins to rebound from the economic recession. Asia and Other represents 52% of the Company’s total orders through the first six months of 2010. Currency exchange rates impact on orders for the quarter was not material.  Currency exchange rates had a favorable impact on new orders of approximately $1.7 million for the six months ended June 30, 2010 compared to the same period in 2009.

North American orders increased by $8.7 million or 78% for the second quarter of 2010 compared to the same quarter in 2009.  North American orders for the six months ended June 30, 2010 increased by $9.0 million or 38% compared to the same period in 2009. This increase was driven by strong machine orders in the second quarter of 2010 which were up $6.7 million or 160% over the same period in 2009.  This increase in machine orders can be attributed to the global economy rebounding from the recessionary conditions as well as a successful transition to our new U.S. distributor based model.

European orders increased by $3.6 million or 25% for the second quarter of 2010 compared to the same quarter in 2009.  European orders for the six months ended June 30, 2010 increased by $10.9 million or 43% compared to the same period in 2009. The increases were primarily driven by strong machine order activity in Turkey for specialized grinding machines. The impact of foreign currency translation on orders for the three month and six month periods ended June 30, 2010 compared to the same periods in the prior year was unfavorable by $0.2 million and favorable by $1.2 million, respectively.

Asia & Other orders increased by $28.9 million or 150% and $45.9 million or 161%, for the respective three month and six month periods ended June 30, 2010 compared to the same periods in 2009. This increase was driven by $23.1 million in orders during the second quarter from a China-based supplier to the consumer electronics industry. Foreign currency translation on Asian and Other orders for the three and six month periods ended June 30, 2010 compared to the same periods in the prior year had a favorable impact of $0.3 million and $0.5 million, respectively.

Net Sales.  The table below summarizes net sales by geographical region for the three and six month periods ended June 30, 2010 compared to the same periods in 2009:

	Three Months Ended			Six Months Ended
Net Sales to	June 30,		%	June 30,		%
Customers in:	2010	2009	Change	2010	2009	Change
	(dollars in thousands)
North America	$18,698	$14,546	29%	$30,247	$30,669	(1)%
Europe	13,512	23,779	(43)%	25,930	48,066	(46)%
Asia & Other	27,689	16,937	63%	46,891	28,641	64%
	$59,899	$55,262	8%	$103,068	$107,376	(4)%

Net sales for the quarter ended June 30, 2010 were $59.9 million, an increase of $4.6 million or 8% compared to the same quarter in 2009.  Net sales for the six months ended June 30, 2010 were $103.1 million, a decrease of $4.3 million or 4% compared to the same period in 2009.  Sales in Europe in 2010 continued to trail 2009 activity with the most significant decreases in Germany and Switzerland. Sales in the first half of 2010 were negatively influenced by delivery difficulties within the machine tool industry supply chain which struggled to respond to the sudden and extraordinary demand growth in Asian markets. Currency exchange rates for the three and six month periods ended June 30, 2010 compared to the same periods in the prior year was unfavorable by $0.2 million and favorable by $1.4 million, respectively.

North American sales increased by $4.2 million or 29% for the three months ended June 30, 2010 and decreased $0.4 million or 1% for the six months ended June 30, 2010 compared to the same periods in 2009.  The increase in the second quarter was mostly attributable to increased sales of grinding and milling machines and workholding as we transition to our new U.S. distributor based model. The year-to-date decrease was primarily due to the remnant effects of the global economic recession.

European sales decreased by $10.3 million or 43% for the three months ended June 30, 2010 and decreased by $22.1 million or 46% for the six month period ended June 30, 2010 compared to the same periods in 2009. These decreases were primarily related to the continued effects of the global economic recession and related financial crisis still entrenched in this region, and were noted across most of the countries within Europe. First half 2009 sales levels benefited from shipment of machine orders obtained prior to the collapse of the market. Currency exchange rates had an unfavorable impact on sales of $0.6 million for the three months ended June 30, 2010 and a favorable impact of $0.7 million for the six months ended June 30, 2010 compared to the same periods in 2009.

Asia & Other net sales increased by $10.8 million or 63% for the second quarter of 2010 compared to the same quarter in 2009.  Net sales increased by $18.3 million or 64% for the six month period ended June 30, 2010 compared to the same period in 2009. These increases were primarily driven by strong machine sales in China which increased $13.2 million or 55% year to date 2010 over the same period in 2009. Sales to a China-based supplier to the consumer electronics industry contributed approximately $5.5 million and $7.1 million for the respective three and six month periods ended June 30, 2010. The impact of foreign currency translation on sales for the three and six months ended June 30, 2010 compared to the corresponding periods in the prior year was a favorable $0.4 million and $0.8 million, respectively.

Under U.S. generally accepted accounting standards, results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate during the periods presented. For the first half of 2010, the U.S. Dollar weakened by 2% against the New Taiwanese Dollar and by 6% against the Canadian Dollar, while it strengthened by 3% against the Euro and by 2% against the British Pound Sterling compared to the average rates during the same period in 2009. The U.S. Dollar remained relatively flat against the Swiss Franc and Chinese Renminbi.  The net of these foreign currencies relative to the U.S. Dollar was a favorable impact of approximately $1.4 million on net sales for the six months ended June 30, 2010 compared to the same period in 2009. The impact for the quarter comparison was not material.

Net sales of machines accounted for approximately 73% of consolidated net sales for the three and six month periods ended June 30, 2010 and 2009. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the three months ended June 30, 2010 was $14.7 million, an increase of $1.7 million or 13% when compared to the same period in 2009. Gross profit for the six months ended June 30, 2010 was $23.6 million, a decrease of $3.4 million or 13% when compared to the six months ended June 30, 2009. The increased gross profit is primarily attributable to the increased sales volumes and product mix. The increase was offset by the impact of lower manufacturing volumes against fixed manufacturing expenses.  The year-to-date decrease was a direct result of lower sales, continued market pricing pressures, and the impact of lower production volumes against fixed manufacturing expenses. Gross margin for the three and six month period ended June 30, 2010 was 24.5% and 22.9%, respectively, compared to 23.4% and 25.1% for the same periods in 2009.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (SG&A) expenses were $16.0 million, or 26.8% of net sales for the three months ended June 30, 2010, a decrease of $1.1 million or 6% compared to $17.1 million, or 31% of net sales for the three months ended June 30, 2009. The second quarter of 2010 SG&A included charges of $1.2 million for professional services expenses related to the unsolicited tender offer initiated by Industrias Romi S.A., and $0.1 million related to Jones and Shipman acquisition costs.  The second quarter of 2009 SG&A included a $0.1 million charge for severance related expenses in Europe. Exclusive of these charges, SG&A for the second quarter of 2010 would have been $14.7 million, or 13% below the second quarter of 2009.

SG&A expenses were $30.4 million, or 29.5% of net sales for the six months ended June 30, 2010, a decrease of $4.9 million or 14% compared to $35.3 million, or 32.9% of net sales for the six months ended June 30, 2009. The first half of 2010 SG&A included charges of $2.1 million for professional services expenses related to the unsolicited tender offer initiated by Industrias Romi S.A., and $0.3 million related to Jones and Shipman acquisition costs.  The first half of 2009 SG&A included a $1.5 million charge related to a Voluntary Early Retirement Program (VERP) and severance related expenses in the U.S. and Europe. Exclusive of these charges, SG&A for the first half of 2010 would have been $28.0 million, or 17% below the first half of 2009.

The reductions in SG&A are a direct result of transformational changes to the Company’s business model as well as reductions in variable expenses given the lower sales levels. Foreign currency translation was not material for the quarter, but had an unfavorable impact of approximately $0.6 million for the six months ended June 30, 2010 compared to the same period of 2009.

Other (Income) Expense. Other income was $0.7 million for the quarter ended June 30, 2010 compared to expense of $0.6 million for the same period in the prior year, an improvement of $1.3 million.  Second quarter 2010 income includes $0.6 million associated with the gain on the purchase of Jones & Shipman. The 2009 second quarter loss is primarily related to foreign exchange loss. Other income was $0.9 million for the six months ended June 30, 2010 compared to expense of $0.4 million for the same period in the prior year.

(Loss) from Operations.  Loss from operations was ($0.7) million or (1.2%) of net sales for the three months ended June 30, 2010 compared to a loss of ($4.8) million or (8.7%) of net sales for the same period of the prior year. Loss from operations was ($6.0) million or (5.8%) of net sales for the six months ended June 30, 2010 compared to a loss of ($8.7) million or (8.1%) of net sales for the same period of 2009.

Interest Expense & Interest Income.  Net interest expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2010 compared to $0.2 million and $1.4 million for the same periods in 2009. The decrease for the first half of 2010 compared to the same period in 2009 is attributed to the $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which was expensed in 2009.

Income Taxes.  The provision for income taxes was $(0.01) million and $(0.16) million for the three and six months ended June 30, 2010 compared to a tax provision of $(0.11) million and $0.17 million for the three and six months ended June 30, 2009.  The effective tax rate was (1.7)% and (2.6)% for the three and six months ended June 30, 2010 compared to (2.2)% and 1.7% for the same periods in 2009.

This difference was driven by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded, and by the mix of earnings by country.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2010 effective income tax rate to be in the range of (5%) to 10%, inclusive of the effects of the valuation allowances described above.

We maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Canadian, and Dutch net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

The effective tax rate for the quarter ended June 30, 2010 of (1.7)% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net (Loss).  Net loss for the three months ended June 30, 2010 was ($0.8) million, or (1.3%) of net sales, compared to a net loss of ($5.0) million, or (9.0%) of net sales for the three months ended June 30, 2009. Net loss for the six months ended June 30, 2010 was ($6.0) million, or (5.8%) of net sales, compared to a net loss of ($10.3) million, or (9.6%) of net sales for the six months ended June 30, 2009.  Basic and diluted loss per share for the three months and six months ended June 30, 2010 were ($0.07) and ($0.52), respectively, compared to basic and diluted loss of ($0.44) and ($0.91), respectively, for the three and six months ended June 30, 2009.

Liquidity and Capital Resources

At June 30, 2010 cash and cash equivalents were $24.8 million compared to $24.6 million at December 31, 2009.

Cash Flow Provided By (Used In) Operating Activities and Investing Activities:

Cash flow provided by (used in) operating and investing activities for the six months ended June 30, 2010 compared to the same period in 2009 are summarized in the table below:

	Six months ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$2,762	$16,648
Cash flow used in investing activities	$(3,698)	$(1,646)
Capital expenditures (included in investing activities)	$(1,077)	$(1,655)

Net cash provided by operating activities was $2.8 million for the six months ended June 30, 2010 compared to $16.6 million for the same period in 2009, a decrease of $13.8 million. As a result of lower sales levels, our accounts receivable balances decreased dramatically during the first six months of 2009 providing $22.2 million in cash flow.  Accounts receivable balances continued to contract during the first six months of 2010, however, as the sales levels had been depressed since late 2008, the magnitude of the decreases was diminished resulting in $3.1 million in cash flow provided. During the first six months of 2010 as a result of new order volumes, our raw material and parts purchase activity increased, resulting in a cash use of $11.5 million as compared to $14.7 million in cash provided by the reduction of inventory during the first six months of 2009.  The inventory reduction during the first half of 2009 was the result of the economic downturn and active working capital management.  During the first six months of 2010, accounts payable increased by $13.9 million, primarily due to increased inventory related activity.  During the first six months of 2009, accounts payable decreased by $6.5 million as we curtailed our spending activity due to the economic downturn.  During the first six months of 2010, accrued expenses/other liabilities increased by $2.5 million, primarily due to increases in customer deposits, which is related to order activity.  During the first six months of 2009, accrued expenses/other liabilities decreased by $9.4 million primarily due to decreases in customer deposits, which was related to reduced order activity levels.

Net cash used in investing activities was $3.7 million for the six months ended June 30, 2010 compared to $1.6 million for the same period in 2009. We used $2.9 million to purchase Jones & Shipman. Capital expenditures for the six months ended June 30, 2010 included modest investment in manufacturing equipment.

Cash Flow Provided by (Used In) Financing Activities:

Cash flow provided by (used in) financing activities for the six months ended June 30, 2010 and 2009 are summarized in the table below:

	Six months ended June 30,
	2010	2009
	(in thousands)
Borrowings of short-term notes payable	$2,113	$8,354
(Repayments) of long-term debt	(282)	(24,269)
Payments of dividends	(116)	(173)
Payments of debt issuance fees	(100)	(706)
Net cash provided by (used in) financing activities	$1,615	$(16,794)

Cash flow provided by financing activities was $1.6 million for the six months ended June 30, 2010 compared to cash flow used in financing activities of $16.8 million for the same period in 2009. During the six months ended June 30, 2009, we used $24.0 million to repay and terminate our multi-currency debt facility.  Dividend payments during the first six months of 2010 decreased by $0.06 million over the same period in 2009 as a result of our decreasing the quarterly dividend payout to $0.005 per share at June 2009.  During the first six months of 2010, we paid fees of $0.1 million related to the revolving credit facility compared to $0.7 million paid for the term loan and the multi-currency debt facility during the same period of 2009.

Debt outstanding, including notes payable was $6.8 million on June 30, 2010 compared to $5.0 million on December 31, 2009.

Credit Facilities:

We have a $10.0 million revolving credit facility due March 31, 2011. This credit facility is secured by substantially all of the Company’s U. S. assets (exclusive of real property), a negative pledge on the Company’s headquarters in Elmira, New York and a pledge of 65% of the Company’s investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Systems, Inc., a wholly-owned subsidiary of the Company and owner of the real property comprising the Company’s headquarters in Elmira, New York.  The credit facility’s interest is based on the one-month LIBOR with a minimum interest rate of 5.5%. The credit facility does not include any financial covenants.  There are no amounts outstanding under this credit facility as of June 30, 2010and as of December 31, 2009.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16%. There was no balance outstanding at June 30, 2010 and as of December 31, 2009 on this line. The credit agreement is negotiated annually and requires no commitment fee. It is payable on demand.

At our Swiss subsidiary, Kellenberger, we have two credit agreements with a bank. The first facility provides for borrowing of up to CHF 7.5 million ($7.0 million equivalent) which can be used for guarantees,  documentary credit, or margin cover for foreign exchange hedging activity conducted with the bank with maximum terms of 12 months.  The interest rate, which is currently 1.5% per annum, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger. The credit facility is secured by real property owned by Kellenberger.

The second credit facility is a working capital facility which can provide for borrowing of up to CHF 5.0 million ($4.6 million equivalent), and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months.  The interest rate, which is currently LIBOR plus 1.5% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of

Kellenberger. The credit facility is secured by real property owned by Kellenberger.  On June 17, 2010, we replaced this agreement with a new agreement which has substantially the same terms except for an increase in the borrowing limit to CHF 6.0 million ($5.6 million equivalent).

The above two facilities are also subject to a minimum equity covenant requirement where the minimum equity for Kellenberger must be at least 35% of its balance sheet total assets.  Indebtedness under both facilities is payable upon demand.   At June 30, 2010 and December 31, 2009, we were in compliance with the required minimum equity ratios. At June 30, 2010 and December 31, 2009, there were no borrowings under the working capital facility.

At our Swiss subsidiary, Kellenberger, we also have a credit agreement with a bank that provides a CHF 7.0 million ($6.5 million equivalent) facility, that provides for up to CHF 7.0 million ($6.5 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($2.8 million equivalent) of the facility can be used for working capital. This facility is secured by the Company’s real estate in Biel, Switzerland up to CHF 3.0 million ($2.8 million equivalent). This credit facility charges interest at the current rate of 5.75% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant. At June 30, 2010 and December 31, 2009, we were in compliance with the required minimum equity ratios and there were no borrowings under the working capital facility.

At our Taiwan subsidiary we have a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 180.0 million New Taiwanese Dollars (“NTD”) which was equivalent to approximately $5.5 million. At June 30, 2010 and December 31, 2009 borrowings under this agreement were $3.3 million and $3.7 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of NTD 4.5 million ($0.1 million equivalent).

At our Taiwan subsidiary we have an unsecured credit facility with a bank.  This agreement provided a working capital facility of NTD 100.0 million ($3.2 million equivalent). On March 19, 2010, the credit facility was amended. The amendment changed the facility from an NTD based facility to a USD based facility and increased the available credit to $5.0 million. This credit facility charges interest at the banks current base rate of 2.5% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds.  At June 30, 2010 and December 31, 2009 the balance outstanding under this facility was $3.4 million and NTD 43.6 million ($1.4 million equivalent) respectively.

On July 12, 2010, we entered into a new unsecured credit facility at our Taiwan subsidiary replacing the existing $5.0 million facility and maturing on May 31, 2011.  The agreement provides a $10.0 million facility for working capital purposes.  Interest is charged at the bank’s current base rate of 2.5% subject to change by the bank based on market conditions. This credit facility carries no commitment fees on unused funds

Under our current credit facilities, the Company has total credit availability of up to $40.4 million at June 30, 2010 of which $26.4 million is available for working capital needs. Of the $26.4 million working capital capacity under these credit facilities, $21.6 million was available at June 30, 2010. Total consolidated outstanding borrowings at June 30, 2010 and December 31, 2009 were $6.8 million and $5.0 million, respectively.

We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2010.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our 2009 Form 10-K.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first six months of 2010.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2009 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2010, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1.a.  Risk Factors

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Default upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

Item 6.  Exhibits

10.1	-	Credit Agreement dated June 17, 2010 between L. Kellenberger & Co. AG, and Credit Suisse AG.

10.2	-	Credit Agreement dated July 12, 2010 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co., Ltd.

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

August 6, 2010	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO
(Principal Executive Officer)

August 6, 2010	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)

August 6, 2010	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)