Form 10-Q
period 2010-09-30
HARDINGE INC
filed 2010-11-05
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010 there were 11,607,289 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$22,407	$24,632
Accounts receivable, net	52,116	39,936
Notes receivable, net	1,015	2,364
Inventories, net	114,175	97,266
Deferred income taxes	531	732
Prepaid expenses	12,441	9,375
Total current assets	202,685	174,305
Property, plant and equipment	152,453	144,635
Less accumulated depreciation	98,131	89,924
Net property, plant and equipment	54,322	54,711
Notes receivable, net	14	157
Deferred income taxes	863	446
Intangible assets	10,605	10,527
Pension assets	2,809	2,032
Other long-term assets	43	26
Total non-current assets	14,334	13,188
Total assets	$271,341	$242,204

Liabilities and shareholders’ equity
Accounts payable	$35,124	$16,285
Notes payable to bank	5,351	1,364
Accrued expenses	22,641	17,777
Customer deposits	10,491	4,400
Accrued income taxes	1,273	1,535
Deferred income taxes	3,084	2,832
Current portion of long-term debt	577	563
Total current liabilities	78,541	44,756
Long-term debt	2,740	3,095
Accrued pension expense	21,315	22,082
Accrued postretirement benefits	2,308	2,472
Accrued income taxes	1,885	2,377
Deferred income taxes	4,151	4,030
Other liabilities	1,734	1,862
Total other liabilities	34,133	35,918
Common Stock - $0.01 par value	125	125
Additional paid-in capital	114,036	114,387
Retained earnings	51,771	59,103
Treasury shares — 865,703 shares at September 30, 2010 and 939,240 shares at December 31, 2009	(11,022)	(11,978)
Accumulated other comprehensive income (loss)	3,757	(107)
Total shareholders’ equity	158,667	161,530
Total liabilities and shareholders’ equity	$271,341	$242,204

See accompanying notes

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$71,931	$50,064	$174,999	$157,440
Cost of sales	53,994	46,315	133,451	126,694
Gross profit	17,937	3,749	41,548	30,746

Selling, general and administrative expenses	18,717	17,856	49,156	53,148
Other expense (income)	(741)	304	(1,612)	752
(Loss) from operations	(39)	(14,411)	(5,996)	(23,154)

Interest expense	103	232	334	1,705
Interest income	(18)	(41)	(87)	(95)
(Loss) before income taxes	(124)	(14,602)	(6,243)	(24,764)

Income tax expense	1,074	90	915	261
Net (loss)	$(1,198)	$(14,692)	$(7,158)	$(25,025)

Per share data:

Basic (loss) earnings per share:	$(0.11)	$(1.29)	$(0.63)	$(2.20)

Diluted (loss) earnings per share:	$(0.11)	$(1.29)	$(0.63)	$(2.20)

Cash dividends declared per share	$0.005	$0.005	$0.015	$0.02

See accompanying notes

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Operating activities
Net (loss)	$(7,158)	$(25,025)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Non-cash inventory write-down	—	7,591
Impairment charge (recovery)	(25)	—
Depreciation and amortization	5,330	6,471
Provision for deferred income taxes	856	(468)
(Gain) loss on sale of assets	(960)	105
(Gain) on purchase of Jones & Shipman	(647)	—
Debt issuance amortization	234	1,243
Unrealized intercompany foreign currency transaction loss (gain)	94	(215)
Changes in operating assets and liabilities:
Accounts receivable	(8,728)	24,937
Notes receivable	1,513	229
Inventories	(11,049)	24,669
Prepaids/other assets	(3,182)	1,015
Accounts payable	15,395	(4,628)
Accrued expenses/other liabilities	6,553	(10,316)
Accrued postretirement benefits	(441)	(154)
Net cash (used in) provided by operating activities	(2,215)	25,454

Investing activities
Capital expenditures	(2,154)	(2,254)
Proceeds from sale of assets	1,469	21
Purchase of Jones & Shipman	(2,949)	—
Net cash (used in) investing activities	(3,634)	(2,233)

Financing activities
Increase in short-term notes payable to bank	3,867	8,354
(Decrease) in long-term debt	(423)	(24,406)
Dividends paid	(174)	(231)
Debt issuance fees paid	(97)	(706)
Net cash provided by (used in) financing activities	3,173	(16,989)

Effect of exchange rate changes on cash	451	693
Net (decrease) increase in cash	(2,225)	6,925

Cash at beginning of period	24,632	18,430

Cash at end of period	$22,407	$25,355

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2010

NOTE 1—BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month and the nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  We operate in only one business segment — industrial machine tools.

The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the September 30, 2010 presentation.

NOTE 2 — SIGNIFICANT RECENT EVENTS

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

As noted in the Company’s Schedule 14D-9 filings with the SEC, our Board unanimously determined that Romi’s Offer and Romi’s Amended Offer were not in the best interests of the Company and the Company’s shareholders and recommended that Company shareholders reject Romi’s Offers and not tender their shares. The Schedule 14D-9 and the amendments thereto include a complete discussion of the reasons and other material factors contributing to the Board of Director’s recommendations.

Total 2010 year to date costs incurred for professional services and expenses related to this unsolicited tender offer initiated by Romi was $3.5 million.

Credit Facilities

On July 12, 2010, our Taiwan subsidiary, Hardinge Machine Tools B.V., Taiwan Branch, entered into a new unsecured credit facility replacing its existing $5.0 million facility. The new facility provides a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 2 — SIGNIFICANT RECENT EVENTS (continued)

Credit Facilities (continued)

$10.0 million facility for working capital purposes and expires on May 31, 2011. Interest is charged at the bank’s current base rate of 1.6% subject to change by the bank based on market conditions. The new facility carries no commitment fees on unused funds.

On August 10, 2010, Kellenberger amended one of its credit agreements with a bank. The amendment increases the total facility from CHF 7.0 million to CHF 9.0 million, the entire amount of which is available for guarantees, documentary credit, and margin cover for foreign exchange trades.  The amendment also increases the portion of the facility that can be used for working capital from CHF 3.0 million to CHF 5.0 million. The amendment increases the bank’s security in Kellenberger’s real estate in Biel Switzerland from CHF 3.0 million to CHF 5.0 million.

Assets Held for Sale

During 2009, as part of restructuring our North American manufacturing operations, we identified certain assets that would no longer be utilized in our manufacturing operations and made them available for sale.  In September of 2010, the Company conducted an auction to sell these and other identified assets. Total proceeds from the sale of these assets were $1.2 million. The Company recognized a gain of $0.8 million on this sale which is included in other income in the statement of operations.

NOTE 3—INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of cost include materials, labor and overhead and are as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
Finished products	$50,835	$51,314
Work-in-process	24,989	19,019
Raw materials and purchased components	38,351	26,933
Inventories, net	$114,175	$97,266

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 4—PROPERTY, PLANT AND EQUIPMENT

Components of property, plant and equipment at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)

Land, buildings and improvements	$66,618	$64,675
Machinery, equipment and fixtures	68,591	62,857
Office furniture, equipment and vehicles	17,244	17,103
	152,453	144,635
Less accumulated depreciation and amortization	98,131	89,924
Property, plant and equipment, net	$54,322	$54,711

During 2009, as part of restructuring our North American manufacturing operations, we ceased manufacturing operations involved in the non-critical parts production in our Elmira, NY facility. In conjunction with this action, we identified certain property, plant and equipment with an acquisition cost of $22.9 million and net book value of $0.8 million that would no longer be utilized in our manufacturing operations and made them available for sale.  These assets were recorded on the balance sheet at $0.2 million as of December 31, 2009 based on the lower of the assets’ carrying value or fair value less estimated costs to sell, with a related impairment charge of $0.6 million.

In September of 2010, we changed our plan to sell some of these assets identified in December 2009.  In conjunction with this change in plan, we have reclassified these assets from “held for sale” to “held and used.” The assets reclassified to “held and used” had an original acquisition cost of $4.7 million and a net book value of $0.05 million at September 30, 2010. Upon returning these assets to “held and used,” we measured them at the lower of their (a) carrying amount before they were classified as “held for sale,” adjusted by any depreciation expense or impairment losses that would have been recognized had the assets continuously been classified as “held for sale” or (b) fair value at the date of the subsequent decision not to sell, which resulted in a recovery of $0.03 million.

NOTE 5—INTANGIBLE ASSETS

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

Nonamortizable intangible assets include $7.0 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport.  We use the Bridgeport brand name on all of our machining center lines, therefore, the asset has been determined to have an indefinite useful life. These assets are reviewed annually for impairment.

Amortizable intangible assets of $3.6 million include the Bridgeport technical information, Jones & Shipman trade name, patents, distribution agreements, customer lists, and other items. These assets are tested for impairment when indicators of impairment are present. The estimated useful lives of these intangible assets range from five to ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 6—INCOME TAXES

We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Canadian and Dutch net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year to date tax expense to reflect our full year anticipated tax rate.  The effective tax rate was 866.1% and 14.7% for the three and nine months ended September 30, 2010, respectively.  The anticipated full year tax rate has been affected by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2007 to 2009 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, UK, Taiwan, Germany, Canada, and China), the tax years 2004 to 2009 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At September 30, 2010 and December 31, 2009, we had a $2.1 million and $2.4 million liability recorded for uncertain income tax positions, respectively, both of which included interest and penalties of $0.7 million. If recognized, the uncertain tax benefits, with related penalties and interest at September 30, 2010 and December 31, 2009, would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

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

During the quarter ended September 30, 2010, we increased the liability for uncertain tax positions at one of our foreign subsidiaries, and recorded a charge to the tax provision of $0.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

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

A reconciliation of the changes in our product warranty accrual during the three and nine month periods ended September 30, 2010 and 2009 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Balance at the beginning of period	$2,452	$2,534	$2,436	$2,872
Warranty settlement costs	(482)	(670)	(1,257)	(1,928)
Warranties Issued	1,090	775	2,629	2,110
Changes in accruals for pre-existing warranties	(329)	(126)	(1,012)	(499)
Other — currency translation impact	147	87	82	45
Balance at the end of period	$2,878	$2,600	$2,878	$2,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 8—PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs for our consolidated Company for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Service cost	$466	$631	$1,118	$2,559
Interest cost	2,025	2,201	6,269	6,510
Expected return on plan assets	(2,363)	(2,540)	(7,026)	(7,503)
Amortization of prior service cost	(30)	(26)	(89)	(77)
Amortization of transition asset	(56)	(58)	(161)	(168)
Amortization of loss	218	396	638	1,142
Curtailment	—	70	—	70
Net periodic benefit cost	$260	$674	$749	$2,533

A summary of the components of net postretirement benefits costs for our consolidated Company for the three and nine months ended September 30, 2010 and 2009 is presented below:

	Postretirement Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Service cost	$5	$4	$13	$13
Interest cost	39	50	117	152
Amortization of prior service cost	(93)	(126)	(278)	(379)
Amortization of actuarial gain	—	(3)	—	(11)
Special termination benefits	—	—	—	376
Net periodic benefit (credit) cost	$ (49)	$(75)	$(148)	$151

The expected contributions to be paid during the year ending December 31, 2010 to the domestic defined benefit plans are $0.6 million.  Contributions to the domestic plans as of September 30, 2010 and 2009 were $0.3 million and $1.8 million, respectively. The Company also provides defined benefit pension plans or defined contribution pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2010 to the foreign defined benefit plans are $2.2 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  As of September 30, 2010 and 2009, $1.5 million and $1.8 million of contributions have been made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

Effective June 15, 2009, the Company suspended future accrual of benefits under its U.S. defined benefit pension plan (which was closed to new participants in 2004) and also suspended Company contributions to the 401(k) program as of the same date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 8—PENSION AND POST RETIREMENT PLANS (continued)

Effective September 30, 2010, the Company froze benefit accruals under the defined benefit pension plan at its UK based subsidiary, Hardinge Machine Tools, Ltd.  The impact of the plan curtailment was not material. Employees impacted by this action are eligible to participate in Hardinge Machine Tools, Ltd defined contribution retirement plan which, for this group, will provide for matching contributions up to 8% of an employee’s salary.

NOTE 9— DERIVATIVE FINANCIAL INSTRUMENTS

 We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. These derivatives do not qualify for hedge accounting treatment. We have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of operations. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $24.3 million and $12.4 million at September 30, 2010 and December 31, 2009, respectively.

The foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the adjustments on the foreign currency denominated transactions and revaluation of the foreign currency denominated assets and liabilities. At September 30, 2010, the fair value of the foreign currency forwards was a $0.05 million asset, which was included in prepaid expenses and the liability which was included in accrued expenses was not material. At December 31, 2009, the fair value of the foreign currency forwards was a $0.06 million asset, which was included in prepaid expenses and a $0.03 million liability which was included in accrued expenses. The (gain) recognized for derivative instruments in the statement of operations for the three and nine month periods ended September 30, 2010 of ($0.36) million and ($0.04) million, respectively, was included in other (income) expense. The (gain) loss recognized for derivative instruments in the statement of operations for the three and nine month periods ended September 30, 2009 of ($0.03) million and $0.37 million, respectively, was included in other (income) expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 10—FAIR VALUE (continued)

The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis:

		Total	Level 1	Level 2	Level 3
		(in thousands)
	Classification	As of September 30, 2010
Foreign currency forwards	Prepaid expenses	$47	$—	$47	$—
Foreign currency forwards	Accrued expenses	$2	$—	$2	$—

		As of December 31, 2009
Foreign currency forwards	Prepaid expenses	$63	$—	$63	$—
Foreign currency forwards	Accrued expenses	$33	$—	$33	$—

Foreign currency derivative assets and liabilities are valued by reference to similar financial instruments, adjusted for credit risk, restrictions and other terms specific to the contracts. We have elected not to measure any additional financial instruments and other items at fair value.

The carrying amounts of cash and cash equivalents, trade receivables and trade payables approximate fair value because of the short maturity of these financial instruments.  At September 30, 2010 and December 31, 2009, the carrying value of notes receivable approximated their fair value.  The fair value of our variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable.  In conjunction with the Jones & Shipman asset acquisition, trade names and other intangible assets of £0.2 million (approximately $0.3 million) are valued using an income approach (level 3). Other than the Jones & Shipman intangible assets, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities.

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

A substantial portion of the Pond is located on our property.  Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the”PRPs”) have agreed to voluntarily

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 11—COMMITMENTS AND CONTINGENCIES (continued)

participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.84 million. We estimated our portion of the study to be $0.12 million for which we established a reserve of $0.13 million. As of September 30, 2010, we have incurred total expenses of $0.12 million with respect to the study and other activities relating to the Site, thus the remaining reserve balance at September 30, 2010 was $0.01 million.

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

During 2008 and 2009, the Company offered a Voluntary Early Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first.  The Company also incurred various restructuring related charges in 2009 due to workforce reductions in Europe, the closure of our Exeter England facility, and the reduction in our U.S. workforce due the strategic changes within the Elmira, NY manufacturing facility. During the three and nine month period ended September 30, 2010, respectively, we utilized $0.2 million and $1.9 million of the restructuring reserves. At September 30, 2010, the remaining liability on our balance sheet associated with all of these restructuring related charges was $1.2 million. The VERP, which is the post-retirement health care benefit, is $1.1 million of this liability and will be relieved through April 2014. The remaining $0.1 million liability is severance related and will be paid out during the balance of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 12—STOCK-BASED COMPENSATION

 All of our equity-based payments to employees, including grants of employee stock options are recognized in our statement of operations based on the grant date fair value of the award.

We did not issue any new stock options during the first nine months of 2010 or 2009. Expense related to stock options was not material for the three months and nine months ended September 30, 2010 and 2009.   For restricted stock awards issued, the cost is equal to the fair value of the award at the date of grant and compensation expense is recognized for those awards over the requisite service period of the grant.  A summary of the restricted stock activity under the Incentive Stock Plan for the three month and nine month period ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Shares and units at beginning of period	251,340	183,000	184,500	179,483
Shares/Units granted	—	—	70,340	26,000
Shares vested	—	—	(3,500)	(20,883)
Shares cancelled, forfeited or exercised	(3,500)	(10,000)	(3,500)	(11,600)
Shares and units at end of period	247,840	173,000	247,840	173,000

The fair value of the restricted stock shares/units awarded in the nine months ended September 30, 2010 and 2009 was $0.4 million and $0.1 million, respectively. Total share-based compensation expense relating to restricted stock for the three months and nine months ended September 30, 2010 was $0.1 million and $0.4 million, respectively. Total share-based compensation expense relating to restricted stock for the three months and nine months ended September 30, 2009 was $0.1 million and $0.3 million, respectively. At September 30, 2010, the compensation cost not yet recognized on these shares was $1.0 million, which will be amortized over a weighted average term of 1.7 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

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

The computation of earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands except per share data)
Net (loss)	$(1,198)	$(14,692)	$(7,158)	$(25,025)
Earnings allocated to participating stock awards	1	1	3	3
Net (loss) applicable to common shareholders	$(1,199)	$(14,693)	$(7,161)	$(25,028)

Denominator for basic and diluted calculations
Average common shares used in basic and diluted computation	11,409	11,373	11,409	11,372

(Loss) earnings per share:
Basic (loss) per share	$(0.11)	$(1.29)	$(0.63)	$(2.20)
Diluted (loss) per share	$(0.11)	$(1.29)	$(0.63)	$(2.20)

There is no dilutive effect of the restrictive stock and stock options for the three months and the nine months ended September 30, 2010 and 2009 since the impact would be anti-dilutive. 161,419 and 141,380 shares would have been included in the diluted earnings per share calculations for the three and nine months ended September 30, 2010, respectively, had the impact of including these diluted securities not been anti-dilutive. 65,441 and 46,199 shares would have been included in the diluted earnings per share calculations for the three and nine months ended September 30, 2009, respectively, had the impact of including these diluted securities not been anti-dilutive. All restricted shares are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from the date of grant. Stock options vest over a three year period and are exercisable over ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 14—REPORTING COMPREHENSIVE INCOME (LOSS)

The components of Other Comprehensive Income (Loss) for the three months and nine months ended September 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net (Loss)	$(1,198)	$(14,692)	$(7,158)	$(25,025)
Other Comprehensive Income (Loss):
Retirement plan-related adjustments (net of tax of $173 and $61 in 2010 and $73 and ($23) in 2009)	(992)	(489)	(401)	(357)
Foreign currency translation adjustments	9,766	4,464	4,265	5,222
Other Comprehensive Income (Loss)	8,774	3,975	3,864	4,865
Total Comprehensive Income (Loss)	$7,576	$(10,717)	$(3,294)	$(20,160)

Accumulated balances of the components of Other Comprehensive Income (Loss) consisted of the following at September 30, 2010 and December 31, 2009:

	Accumulated balances at
	September 30,	December 31,
	2010	2009
	(in thousands)
Accumulated Other Comprehensive Income (Loss):

Retirement plan- related adjustments (net of tax of $5,334 in 2010 and $5,273 in 2009)	$(23,816)	$(23,415)
Foreign currency translation adjustments	31,481	27,216
Net investment hedges (net of tax of $715 in 2010 and 2009)	(3,908)	(3,908)
Accumulated Other Comprehensive Income (Loss)	$3 ,757	$(107)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

NOTE 15—ACQUISITION OF THE ASSETS OF JONES AND SHIPMAN

On April 7, 2010, Kellenberger & Co. AG (Kellenberger), an indirect wholly owned subsidiary of Hardinge Inc. completed the acquisition of certain assets of Jones and Shipman Precision Limited (“J&S”), a UK based manufacturer of grinding and super-abrasive machines and machining systems, for £2.0 million ($3.0 million equivalent) from Precision Technologies Group Limited. In conjunction with this asset acquisition, Kellenberger established Jones & Shipman Grinding Limited, a new UK based wholly owned subsidiary. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. The Company expensed acquisition related costs of $0.3 million during the nine months ended September 30, 2010 and recorded it in SG&A expense on the Consolidated Statement of Operations.

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

The assets acquired and liabilities assumed are measured at fair value.  Acquired inventory is valued based on one of the following methods:  for acquired finished goods inventory, the value is based on the expected sales price less an allowance for direct selling costs and profits thereon; for acquired work in process the value is based on the expected sales price less an allowance for costs to complete the manufacturing process, direct selling costs and profits thereon; and for acquired raw materials, the value is based on the on current market price. Acquired property, plant and equipment are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. The weighted average life of these intangible assets is 6.6 years.  Other assets, accounts payable, accrued expenses and other liabilities are expected to be settled at face value; therefore face value is assumed to approximate fair value.  The fair value of the net assets acquired exceeded the purchase price; accordingly, a gain of £0.4 million (approximately $0.6 million) was recorded during the second quarter of 2010 within other expense (income) in the Consolidated Statement of Operations. The Company continues to finalize the purchase price allocation. There were no significant changes or measurement period adjustments during the third quarter of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2010

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

While general economic conditions around the world appear to be improving, the global economic recession, which began in 2008, continues to have an impact on industries in several of the regions in which we conduct business. The reduced availability of credit continues to impact our customers’ ability to obtain financing.  As a result, we continue to experience lower levels of incoming orders and related sales activity in several regions in which we conduct business.  While Europe and North America are showing some signs of recovery, order levels are currently running at about 50% of early 2008. Excluding the large order from a supplier in the consumer electronic industry, order volumes in the Asia and Other market have returned to early 2008 levels, as those economies rebound to normalized levels.

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

In June 2010, our Swiss subsidiary, L. Kellenbergrer & Co. AG (“Kellenberger”) entered into a new working capital credit facility with a bank to provide up to CHF 6.0 million ($6.1 million equivalent) which can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months.  The interest rate, which is currently LIBOR plus 1.5% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger. The credit facility is secured by the real property owned by Kellenberger.  This new facility replaced a CHF 5.0 million ($5.1 million equivalent) credit facility with substantially the same terms.

In July 2010, our Taiwan subsidiary, Hardinge Machine Tools B.V., Taiwan Branch entered into a new unsecured credit facility replacing its existing $5.0 million facility. This new credit facility provides a $10.0 million facility for working capital purposes and expires on May 31, 2011.  Interest is charged at the bank’s current base rate of 1.6% subject to change by the bank based on market conditions. This new credit facility carries no commitment fees on unused funds.

In August 2010, Kellenberger amended its Master Credit Agreement with a bank. The amendment increases the total facility from CHF 7.0 million to CHF 9.0 million, the entire amount of which is available for guarantees, documentary credit, and margin cover for foreign exchange trades.  The amendment also increases the portion of the facility that can be used for working capital from CHF 3.0 million to CHF 5.0 million. The amendment increases the bank’s security in Kellenberger’s real estate in Biel Switzerland from CHF 3.0 million to CHF 5.0 million.

Refer to Liquidity and Capital Resources for further details on the Company’s credit facilities.

Results of Operations

Summarized selected financial data for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended					Nine months ended
	September 30,		$		%	September 30,		$		%
	2010	2009	Change		Change	2010	2009	Change		Change
	(in thousands, except per share data)
Orders	$70,563	$46,738	$23,825		51%	$213,714	$124,111	$89,603		72%
Net sales	71,931	50,064	21,867		44%	174,999	157,440	17,559		11%
Gross profit	17,937	3,749	14,188		378%	41,548	30,746	10,802		35%
% of net sales	24.9%	7.5%	17.4	pts.		23.7%	19.5%	4.2	pts
Selling, general and administrative expenses	18,717	17,856	861		5%	49,156	53,148	(3,992)		(8)%
% of net sales	26.0%	35.7%	(9.7	)pts.		28.1%	33.8%	(5.7	)pts.
Other expense (income)	(741)	304	(1,045)		(344)%	(1,612)	752	(2,364)		(314)%
% of net sales	(1.0)%	0.6%	(1.6	)pts.		(0.9)%	0.5%	(1.4	)pts.
(Loss) income from operations	(39)	(14,411)	14,372		(100)%	(5,996)	(23,154)	17,158		(74)%
% of net sales	(0.1)%	(28.8)%	28.7	pts.		(3.4)%	(14.7)%	11.3	pts.
Net (loss)	(1,198)	(14,692)	13,494		(92)%	(7,158)	(25,025)	17,867		(71)%
% of net sales	(1.7)%	(29.3)%	27.6	pts.		(4.1)%	(15.9)%	11.8	pts.

Diluted (loss) per share	$(0.11)	$(1.29)	$1.18			$(0.63)	$(2.20)	$1.57
Weighted average shares outstanding (in thousands)	11,409	11,373	36			11,409	11,372	37

Reconciliation of Net (Loss) Income to EBITDA

	Three months ended			Nine months ended
	September 30,			September 30,
	2010	2009	$ Change	2010	2009	$ Change
	(dollars in thousands)
GAAP Net (Loss) Income	$(1,198)	$(14,692)	$13,494	$(7,158)	$(25,025)	$17,867
Plus: Interest expense net of interest income	85	191	(106)	247	1,610	(1,363)
Taxes	1,074	90	984	915	261	654
Depreciation and amortization	1,737	2,076	(339)	5,330	6,471	(1,141)
EBITDA (1)	$1,698	$(12,335)	$14,033	$(666)	$(16,683)	$16,017

(1)   EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Orders:   The table below summarizes orders by geographical region for the three months and nine months ended September 30, 2010 compared to the same periods in 2009:

	Three Months Ended			Nine Months Ended
Orders from	September 30,		%	September 30,		%
Customers in:	2010	2009	Change	2010	2009	Change
	(dollars in thousands)
North America	$15,462	$11,433	35%	$48,052	$34,979	37%
Europe	22,366	12,891	74%	58,591	38,238	53%
Asia & Other	32,735	22,414	46%	107,071	50,894	110%
	$70,563	$46,738	51%	$213,714	$124,111	72%

Orders, net of cancellations, for the quarter ended September 30, 2010 were $70.6 million, an increase of $23.8 million or 51% compared to the same quarter in 2009.  Orders, net of cancellations, for the nine months ended September 30, 2010 were $213.7 million, an increase of $124.1 million or 72% compared to the nine months ended September 30, 2009. Worldwide demand for machine tools continued to improve during the third quarter of 2010 as reflected in the increases in orders for all of our major markets compared to 2009. Asia and Other represents 50% of the Company’s total orders through the first nine months of 2010 driven by a $29.1 million order from a China-based supplier to the consumer electronics industry. Currency exchange rates impact on orders for the quarter was not material.  Currency exchange rates had a favorable impact on new orders of approximately $1.6 million for the nine months ended September 30, 2010 compared to the same period in 2009.

North American orders increased by $4.0 million or 35% for the third quarter of 2010 compared to the same quarter in 2009.  North American orders for the nine months ended September 30, 2010 increased by $13.1 million or 37% compared to the same period in 2009. The year over year increase was driven by strong machine orders in 2010 which were up $8.9 million or 63% over 2009.  The increase in machine orders can be attributed to the global economy rebounding from the recessionary conditions as well as a successful transition to our new U.S. distributor based model.

European orders increased by $9.5 million or 74% for the third quarter of 2010 compared to the same quarter in 2009.  European orders for the nine months ended September 30, 2010 increased by $20.4 million or 53% compared to the same period in 2009. The increase in orders for the quarter was driven by strong machine order activity in Germany, Switzerland, and Russia.  The increase for the nine months ended September 30, 2010 was primarily driven by strong machine order activity in Turkey, as well as the addition of Jones & Shipman to our product line. The impact of foreign currency translation on orders for the three month and nine month periods ended September 30, 2010 compared to the same periods in the prior year was unfavorable by $0.3 million and favorable by $0.9 million, respectively.

Asia & Other orders increased by $10.3 million or 46% and $56.2 million or 110%, for the respective three month and nine month periods ended September 30, 2010 compared to the same periods in 2009. The increases were driven by $4.1 million in orders for the third quarter and $29.1 million in orders year to date 2010 from a China-based supplier to the consumer electronics industry. Orders also increased during the third quarter due to several multi-machine orders from technology and automotive companies in China. Foreign currency translation on Asian and Other orders for the three and nine month periods ended September 30, 2010 compared to the same periods in the prior year had a favorable impact of $0.2 million and $0.6 million, respectively.

Net Sales.  The table below summarizes net sales by geographical region for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009:

	Three Months Ended			Nine Months Ended
Net Sales to	September 30,		%	September 30,		%
Customers in:	2010	2009	Change	2010	2009	Change
	(dollars in thousands)
North America	$12,877	$15,704	(18)%	$43,124	$46,373	(7)%
Europe	18,230	18,581	(2)%	44,161	66,647	(34)%
Asia & Other	40,824	15,779	159%	87,714	44,420	97%
	$71,931	$50,064	44%	$174,999	$157,440	11%

Net sales for the quarter ended September 30, 2010 were $71.9 million, an increase of $21.9 million or 44% compared to the same quarter in 2009.  Net sales for the nine months ended September 30, 2010 were $175.0 million, an increase of $17.6 million or 11% compared to the same period in 2009.  The quarter and year to date increases were driven by $13.5 million and $20.6 million in sales to a China-based supplier to the consumer electronics industry, respectively. Sales in the first nine months of 2010 were negatively influenced by delivery difficulties within the machine tool industry supply chain which struggled to respond to the sudden and extraordinary demand growth in Asian markets. Currency exchange rates for the three and nine month periods ended September 30, 2010 compared to the same periods in the prior year were favorable by $0.4 million and $1.8 million, respectively.

North American sales decreased by $2.8 million or 18% for the three months ended September 30, 2010 and decreased $3.2 million or 7% for the nine months ended September 30, 2010 compared to the same periods in 2009.  The quarter and year-to-date decreases are a result of the lagging effects of the global economic recession and were in all of our product lines with the exception of workholding, which is experiencing increases on both a quarter and year to date basis as productivity begins to return to more normalized levels.

European sales for the three months ended September 30, 2010 were relatively flat compared to the same quarter in 2009. European sales decreased $22.5 million or 34% for the nine month period ended September 30, 2010 compared to the same period in 2009.  Sales for the quarter, while flat compared to 2009, remain below historical levels as the effect of the global economic recession continues to impact the region.  The year to date decrease in 2010 sales activity compared to 2009 is attributable to the favorable impact in 2009 of sales out of machine order backlog that were received before the market collapse in 2008 as well as the lingering effects of the global economic recession. Currency exchange rates had a favorable impact on sales of $0.6 million for the nine months ended September 30, 2010 compared to the same period for 2009 and was immaterial for the quarter.

Asia & Other net sales increased by $25.0 million or 159% for the third quarter of 2010 compared to the same quarter in 2009.  Net sales increased by $43.3 million or 97% for the nine month period ended September 30, 2010 compared to the same period in 2009. These increases were primarily driven by strong sales in China which increased $21.4 million or 161% and $34.7 million or 93% for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009. Sales to a China-based supplier to the consumer electronics industry contributed approximately $13.5 million and $20.6 million for the respective three and nine month periods ended September 30, 2010. The impact of foreign currency translation on sales for the three and nine months ended September 30, 2010 compared to the corresponding periods in the prior year was a favorable $0.4 million and $1.2 million, respectively.

Under U.S. generally accepted accounting standards, results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate during the periods presented. For the nine months of 2010, the U.S. Dollar weakened by 2% against the New Taiwanese Dollar and by 6% against the Canadian Dollar, while it strengthened by 5% against the Euro and by 3% against the British Pound Sterling compared to the average rates during the same period in 2009. The U.S. Dollar remained relatively flat against the Swiss

Franc and Chinese Renminbi.  The net of these foreign currencies relative to the U.S. Dollar was a favorable impact of approximately $0.4 million and $1.8 million on net sales for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Net sales of machines accounted for approximately 78% and 75% of consolidated net sales for the three and nine month periods ended September 30, 2010 and 2009. Sales of non-machine products and services consist of workholding, repair parts, service and accessories.

Gross Profit.  Gross profit for the three months ended September 30, 2010 was $17.9 million, an increase of $14.2 million or 378% when compared to the same period in 2009. Gross profit for the nine months ended September 30, 2010 was $41.5 million, an increase of $10.8 million or 35% when compared to the nine months ended September 30, 2009. The increased gross profit is attributable to the increased sales volumes and product mix, offset by the impact of lower manufacturing volumes against fixed manufacturing expenses.  Gross profit for the three and nine months ended September 30, 2009 was negatively impacted by an inventory charge of $5.0 million related to the strategic decision to cease manufacturing non-critical parts and certain machine models in our Elmira, NY facility. Additionally, gross margin was negatively impacted by $1.1 million lower of cost or market write-downs taken on machines as a result of the 2009 market conditions, which forced many manufacturers and distributors to cut prices to reduce inventories. Excluding these 2009 non-recurring charges, gross profit for the three and nine months ended September 30, 2010 increased by $8.1 million and $4.7 million, respectively, or 82% and 13%, respectively, compared to the same periods in 2009.  Gross margin for the three and nine month periods ended September 30, 2010 was 24.9% and 23.7%, respectively, compared to 7.5% and 19.5% for the same periods in 2009. Excluding the above mentioned charges, gross margin percentage for the three and nine months ended September 30, 2009 would have been 19.7% and 23.4%, respectively.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (SG&A) expenses were $18.7 million, or 26.0% of net sales, for the three months ended September 30, 2010, an increase of $0.8 million or 5% compared to $17.9 million, or 35.7% of net sales for the three months ended September 30, 2009. SG&A expenses were $49.2 million, or 28.1% of net sales, for the nine months ended September 30, 2010, a decrease of $3.9 million or 8% compared to $53.1 million, or 33.8% of net sales for the nine months ended September 30, 2009.

The third quarter of 2010 SG&A included charges of $1.5 million for professional services costs related to an unsuccessful unsolicited tender offer and $0.6 million associated with the settlement of a tax audit in a foreign subsidiary. The third quarter of 2009 SG&A included $2.6 million primarily related to severance costs associated with the discontinuance of manufacturing non-critical parts and certain machine models in our Elmira, NY facility as well as workforce reductions in Europe. Exclusive of these charges, SG&A for the third quarter of 2010 and 2009 would have been $16.6 million (23.1% of sales) and $15.3 million (30.5% of sales), respectively, an increase of $1.4 million or 9% compared to the third quarter of 2009. This increase was driven by the impact of the Jones & Shipman acquisition and increased commissions offset by the favorable effects of the strategic actions taken by the Company to reduce operating expenses since late 2008.

SG&A for the nine months ended September 30, 2010 includes charges of $3.5 million for professional services costs related to the unsolicited tender offer, $0.6 million associated with the settlement of a tax audit in a foreign subsidiary, and $0.3 million related to Jones and Shipman acquisition costs.  SG&A for the nine months ended September 30, 2009 included $4.1 million primarily related to severance costs mentioned above. Exclusive of these charges, SG&A for the nine months ended September 30, 2010 and 2009 would have been $44.8 million (25.6% of sales) and $49.0 million (31.2% of sales), respectively, a decrease of $4.3 million or 9% compared to the nine months ended September 30, 2009. This decrease was driven by the favorable effects of the strategic actions taken by the Company to reduce operating expenses since late 2008 offset by the impact of the Jones & Shipman acquisition and increased commissions.

Foreign currency translation was not material for the quarter, but had an unfavorable impact of approximately $0.6 million for the nine months ended September 30, 2010 compared to the same period of

2009.

Other (Income) Expense.  Other income was $0.7 million for the quarter ended September 30, 2010 compared to expense of $0.3 million for the same period in the prior year, an improvement of $1.0 million.  The 2010 third quarter gain is primarily related to a $0.8 million gain on the sale of certain assets held for sale at the Company’s Elmira, New York manufacturing facility. Other income was $1.6 million for the nine months ended September 30, 2010 compared to expense of $0.8 million for the same period in the prior year.   Year to date 2010 other income includes $0.8 million from the sale of certain assets held for sale at the Company’s Elmira, New York manufacturing facility and $0.6 million associated with the gain on the purchase of Jones & Shipman in the second quarter.

(Loss) from Operations.  Loss from operations was ($0.04) million or (0.1%) of net sales for the three months ended September 30, 2010 compared to a loss of ($14.4) million or (28.8%) of net sales for the same period of the prior year. Loss from operations was ($6.0) million or (3.4%) of net sales for the nine months ended September 30, 2010 compared to a loss of ($23.2) million or (14.7%) of net sales for the same period of 2009.

Interest Expense & Interest Income.  Net interest expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2010 compared to $0.2 million and $1.6 million for the same periods in 2009. The decrease for 2010 compared to 2009 is attributed to the $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which was expensed in 2009.

Income Taxes.  The provision for income taxes was $1.1 million and $0.9 million for the three and nine months ended September30, 2010 compared to a tax provision of $0.1 million and $0.3 million for the three and nine months ended September 30, 2009.  The effective tax rate was 866.1% and 14.7% for the three and nine months ended September 30, 2010 compared to 0.6% and 1.1% for the same periods in 2009.

This difference was driven by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded (U.S., U.K., Germany, Canada, and the Netherlands), and by the mix of earnings by country, and discrete items as described in Note 6.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year to date income tax expense to reflect the full year anticipated effective tax rate. We expect the 2010 effective income tax rate to be in the range of (20%) to 10%, inclusive of the effects of the valuation allowances described above.

We maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Canadian, and Dutch net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

The effective tax rate for the nine month period ended September 30, 2010 of 14.7% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net (Loss).  Net loss for the three months ended September 30, 2010 was ($1.2) million, or (1.7%) of net sales, compared to a net loss of ($14.7) million, or (29.3%) of net sales, for the three months ended September 30, 2009. Net loss for the nine months ended September 30, 2010 was ($7.2) million, or (4.1%) of net sales, compared to a net loss of ($25.0) million, or (15.9%) of net sales, for the nine months ended September 30, 2009.  Basic and diluted loss per share for the three months and nine months ended September 30, 2010 were ($0.11) and ($0.63), respectively, compared to basic and diluted loss of ($1.29) and ($2.20), respectively, for the three and nine months ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2010, cash and cash equivalents were $22.4 million compared to $24.6 million at December 31, 2009.

Cash Flow (Used In) Provided By Operating Activities and Investing Activities:

Cash flow (used in) provided by operating and investing activities for the nine months ended September 30, 2010 compared to the same period in 2009 are summarized in the table below:

	Nine months ended September 30,
	2010	2009
	(in thousands)
Net cash (used in) provided by operating activities	$(2,215)	$25,454
Cash flow used in investing activities	$(3,634)	$(2,233)
Capital expenditures (included in investing activities)	$(2,154)	$(2,254)

Net cash used in operating activities was $2.2 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $25.5 million for the same period in 2009, a decrease of $27.7 million. Cash provided by operating activities in 2009 was driven by dramatic decreases in accounts receivable as a result of lower sales levels providing $24.9 million in cash flow. As sales levels rebounded in 2010, accounts receivable balances increased and used $8.7 million of cash during the nine months ended September 30, 2010. As a result of new order volumes during the nine months ended September 30, 2010, our raw material and parts purchase activity increased, resulting in a cash use of $11.0 million compared to $24.7 million in cash provided by the reduction of inventory during the first nine months of 2009.  The inventory reduction during 2009 was the result of the economic downturn and active working capital management. During the nine months ended September 30, 2010, accounts payable increased by $15.4 million, primarily due to increased inventory related activity. During the first nine months of 2009, accounts payable decreased by $4.6 million as we curtailed our spending activity due to the economic downturn.  During the first nine months of 2010, accrued expenses/other liabilities increased by $6.6 million, primarily due to increases in customer deposits, which is related to order activity.  During the first nine months of 2009, accrued expenses/other liabilities decreased by $10.3 million primarily due to decreases in customer deposits, which was related to reduced order activity levels.

Net cash used in investing activities was $3.6 million for the nine months ended September 30, 2010 compared to $2.2 million for the same period in 2009. During 2010, we used $2.9 million to purchase Jones & Shipman and $2.2 million for capital expenditures which included modest investment in manufacturing equipment. Proceeds of $1.5 million from the sale of assets were primarily related to the sale of certain machinery and equipment at our Elmira, NY manufacturing facility.

Cash Flow Provided by (Used In) Financing Activities:

Cash flow provided by (used in) financing activities for the nine months ended September 30, 2010 and 2009 are summarized in the table below:

	Nine months ended September 30,
	2010	2009
	(in thousands)
Borrowings of short-term notes payable	$3,867	$8,354
(Repayments) of long-term debt	(423)	(24,406)
Payments of dividends	(174)	(231)
Payments of debt issuance fees	(97)	(706)
Net cash provided by (used in) financing activities	$3,173	$(16,989)

Cash flow provided by financing activities was $3.2 million for the nine months ended September 30, 2010 compared to cash flow used in financing activities of $17.0 million for the same period in 2009. During the nine months ended September 30, 2009, we used $24.0 million to repay and terminate our multi-currency debt facility.  Dividend payments during the nine months of 2010 decreased over the same period in 2009 as a result of our decreasing the quarterly dividend payout to $0.005 per share in June 2009.  During the first nine months of 2010, we paid fees of $0.1 million related to the revolving credit facility compared to $0.7 million paid for the term loan and the multi-currency debt facility during the same period of 2009.

Debt outstanding, including notes payable was $8.7 million on September 30, 2010 compared to $5.0 million on December 31, 2009.

Credit Facilities:

We have a $10.0 million revolving credit facility due March 31, 2011. This credit facility is secured by substantially all of the Company’s U. S. assets (exclusive of real property), a negative pledge on the Company’s headquarters in Elmira, New York and a pledge of 65% of the Company’s investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Systems, Inc., a wholly-owned subsidiary of the Company and owner of the real property comprising the Company’s headquarters in Elmira, New York.  The credit facility’s interest is based on the one-month LIBOR with a minimum interest rate of 5.5%. The credit facility does not include any financial covenants.  There are no amounts outstanding under this credit facility as of September 30, 2010 and as of December 31, 2009.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16%. There was no balance outstanding at September 30, 2010 and as of December 31, 2009 on this line. The credit agreement is negotiated annually and requires no commitment fee. It is payable on demand.

At our Swiss subsidiary, Kellenberger, we have two credit agreements with a bank. The first facility provides for borrowing of up to CHF 7.5 million ($7.6 million equivalent) which can be used for guarantees,  documentary credit, or margin cover for foreign exchange hedging activity conducted with the bank with maximum terms of 12 months. The interest rate, which is currently 1.5% per annum, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger.

The second credit facility is a working capital facility which can provide for borrowing of up to CHF 6.0 million ($6.1 million equivalent), and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months.  The interest rate, which is currently LIBOR plus 1.5% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank’s risk assessment of Kellenberger. The credit facility is secured by real property owned by Kellenberger.

The above two facilities are also subject to a minimum equity covenant requirement where the minimum equity for Kellenberger must be at least 35% of its balance sheet total assets.  Indebtedness under both facilities is payable upon demand. At September 30, 2010 and December 31, 2009, we were in compliance with the required minimum equity ratios. At September 30, 2010 and December 31, 2009, there were no borrowings under the working capital facility.

At our Swiss subsidiary, Kellenberger, we also had a credit agreement with a bank that provided a CHF 7.0 million ($7.1 million equivalent) facility, which provided for up to CHF 7.0 million ($7.1 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.1 million equivalent) of the facility could be used for working capital. On August 10, 2010, the credit facility was amended to increase the available credit to CHF 9.0 million ($9.2 million equivalent). It provides for the entire CHF 9.0 million ($9.2 million equivalent) to be available for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 5.0 million ($5.1 million equivalent) of the facility can be used for working capital. The amendment terminates on September 1, 2013 and the credit agreement reverts to its original terms. This facility is secured by the Company’s real estate in Biel, Switzerland up to CHF 5.0 million ($5.1 million equivalent). This credit facility charges interest at the current rate of 5.75% subject to change by the bank based on market conditions. It carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant. At September 30, 2010 and December 31, 2009, we were in compliance with the required minimum equity ratios and there were no borrowings under the working capital facility.

At our Taiwan subsidiary, Hardinge Taiwan Precision Machinery Limited, we have a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 180.0 million New Taiwanese Dollars (“NTD”) which was equivalent to approximately $5.5 million. At September 30, 2010 and December 31, 2009 borrowings under this agreement were $3.3 million and $3.7 million, respectively. Principal on the mortgage loan is repaid quarterly in the amount of NTD 4.5 million ($0.1 million equivalent).

At our Taiwan subsidiary, Hardinge Machine Tools B.V., Taiwan Branch, we had an unsecured credit facility with a bank.  This agreement provided a working capital facility of NTD 100.0 million ($3.2 million equivalent). On March 19, 2010, the credit facility was amended to change the facility from an NTD based facility to a USD based facility and increase the available credit to $5.0 million. On July 12, 2010, this credit agreement was replaced with a new agreement that provides a $10.0 million facility for working capital purposes. The credit facility charges interest at the banks current base rate of 1.6% subject to change by the bank based on market conditions. This new credit facility matures on May 31, 2011. It carries no commitment fees on unused funds.  At September 30, 2010 and December 31, 2009 the balance outstanding under these facilities was $5.4 million and NTD 43.6 million ($1.4 million equivalent), respectively.

Under our current credit facilities, the Company has total credit availability of up to $49.2 million at September 30, 2010 of which $34.2 million is available for working capital needs. Of the $34.2 million working capital capacity under these credit facilities, $27.5 million was available at September 30, 2010. Total consolidated outstanding borrowings at September 30, 2010 and December 31, 2009 were $8.7 million and $5.0 million, respectively.

We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2010.

Our contractual obligations and commercial commitments have not changed materially, including the impact from FIN 48, from the disclosures in our Form 10-K for the year ended December 31, 2009.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first nine months of 2010.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2009 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2010, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

Hardinge Inc.

November 5, 2010	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and CEO
(Principal Executive Officer)

November 5, 2010	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and CFO
(Principal Financial Officer)

November 5, 2010	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)