Form 10-K
period 2010-12-31
HARDINGE INC
filed 2011-03-14
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

(607) 734-2281
(Registrant's telephone number, including area code)

Securities pursuant to section 12(b) of the Act: None

Securities pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value per share	NASDAQ Global Select Market (Name of exchange on which registered)

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

         Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was $95.5 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2010.

         There were 11,629,027 shares of Hardinge stock outstanding as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Hardinge Inc.'s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Commission on or about March 31, 2011 are incorporated by reference to Part III of this Form 10-K.

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

        We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metal-cutting machines. The Company has the following direct and indirect wholly owned subsidiaries:

Canadian Hardinge Machine Tools, Ltd	Toronto, Ontario, Canada
Hardinge Technology Systems, Inc.	Elmira, New York
Hardinge Holdings GmbH	St. Gallen, Switzerland
Hardinge Holdings B.V.	Amsterdam, Netherlands
Hardinge GmbH	Krefeld, Germany
Hardinge Machine Tools, Ltd.	Leicester, England
Hardinge Machine Tools B.V.	Raamsdonksveer, Netherlands
L. Kellenberger & Co. AG	St. Gallen, Switzerland
Jones & Shipman Grinding Limited	Leicester, England
Jones & Shipman SARL	Cedex, France
Hardinge China, Limited	Hong Kong, People's Republic of China
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge Precision Machinery (Jiaxing) Company, Limited	Jiaxing, People's Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China
Hardinge Machine Tools B.V., Taiwan Branch	Nan Tou City, Taiwan, Republic of China

        We have manufacturing facilities located in Switzerland, Taiwan, the United States, China, and the United Kingdom. We manufacture the majority of the products we sell.

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

        During 2010, the Company established Jones & Shipman Grinding Limited after acquiring the assets of Jones and Shipman, a UK-based manufacturer of grinding and super-abrasive machines and machining systems. Jones & Shipman manufactures and distributes a range of high-quality grinding (surface, creep feed and cylindrical) machines used by a diverse range of industries.

        Machining centers cut material differently than a turning machine. These machines are designed to remove material from stationary, prismatic or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. We supply a broad line of machining centers under the Bridgeport brand name addressing a range of sizes, speeds and powers.

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

        We focus on products and solutions for companies making parts from hard to machine materials with hard to sustain close tolerances and hard to achieve surface finishes and which also may be hard to hold in the machine. We believe that with our high precision and super precision lathes, our grinding machines, and our rugged machining centers, combined with our accessory products and our technical expertise, we are uniquely qualified to be the supplier of choice for customers manufacturing to demanding specifications.

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

Sales, Markets and Distribution

        We sell our products in most of the industrialized countries of the world through a combination of distributors, agents, and manufacturers' representatives. In certain areas of China, France, Germany, Netherlands, North America, and the United Kingdom, we have also used a direct sales force for portions of our product lines. Generally, our distributors have an exclusive right to sell our products in a defined geographic area. Our distributors operate as independent businesses and purchase products from us at discounted prices for their customers, while agents and representatives sell products on our behalf and receive commissions on sales. Our discount schedule is adjusted to reflect the level of pre and post sales support offered by our distributors. Our direct sales personnel earn a fixed salary plus commission. Sales through distributors are made only on standard commercial open account terms or through letters of credit. Distributors generally take title to products upon shipment from our facilities and do not have any special return privileges.

        In 2010, we restructured our U.S. sales channels from a joint distributor network and direct sales force to a new group of distributors. These new distribution partners have exclusive sales, service, and support responsibilities for Hardinge and Bridgeport branded machines and repair parts in virtually all of the United States, with the exception of kneemills and workholding accessories, where they will operate on a non-exclusive basis. Additionally, members of this new distributor network will act as agents for our grinding products working with our direct technical team.

        Our non-machine products are sold in the U.S. mainly through direct telephone orders to a toll-free telephone number and via our web site. In most cases, we are able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. We can package and ship items with heavy demand within a few hours. In other parts of the world, these products are sold on either a direct sales basis or through distributor arrangements.

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

        A customer who is a supplier to the consumer electronics industry accounted for 10.7% of our consolidated sales in 2010, and one customer who is a supplier to the automotive industry accounted for 6.8% of our consolidated sales in 2009. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

        Hardinge Inc. operates in a single business segment, industrial machine tools.

Competitive Conditions

        In our industry, the barriers to entry for competition vary based on the level of product performance required. For the products with the highest performance in terms of accuracy and productivity, the barriers are generally technical in nature. For basic products, often the barriers are not technical; they are tied to product availability, competitive price position, and an effective distribution model that offers the pre and post sales support required by customers. Another significant barrier in the global machine tool industry is the high level of working capital that is required to operate the business.

        We compete in the various segments of the machine tool market within the products of turning, milling, grinding and workholding. We compete with numerous vendors in each market segment we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as Mori-Seiki, Mazak, and Okuma, which are based in Japan, and DMG, which is based in Germany. Competition in our more standard turning and milling equipment comes to some degree from those companies as well as Doosan, which is based in South Korea, and Haas which is based in the U.S., as well as several smaller Taiwanese and Korean companies. Our cylindrical grinding machines compete primarily with Studer, a Swiss Company as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with Okamota in Japan, and Chevalier in Taiwan. Our accessories products compete with many smaller companies.

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

Sources and Availability of Components

        We produce certain of our lathes, knee-mills, and related products at our Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. The Jones & Shipman grinding machines are manufactured at our Leicester, England plant. We produce machining centers and lathes at both Hardinge Taiwan in Nan Tou, Taiwan and Hardinge Machine (Shanghai) Co., Ltd. in Shanghai, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and historically, we have not experienced a serious supply interruption, however with the recent increase in demand driven by worldwide order activity, producers of bearings, ballscrews, and linear guides have had difficulty meeting demand, which could impact our production schedules in the future.

        In 2009, we began strategic changes within our Elmira, NY manufacturing facility, which historically was vertically integrated with machining operations converting parts from raw castings to finished goods, the costs of which proved to be prohibitive. We have moved towards a more variable cost business model, outsourcing many of the non-critical components and subassemblies for machines which were being made in the Elmira facility. In conjunction with our decision to outsource certain parts and subassemblies, we identified certain property, plant and equipment that was no longer required for our manufacturing operations and sold them in 2010.

        A major component of our computer controlled machines is the computer and related electronics package. We purchase these components for our lathes and machining centers primarily from Fanuc Limited, a large Japanese electronics company and Heidenhain, a German control supplier. We also utilize controls from Siemens, another German control manufacturer, on certain machine models in our line of machining centers. On our grinding machines we offer Heidenhain and Fanuc controls. While we believe that design changes could be made to our machines to allow sourcing from several other existing suppliers, and we occasionally do so for special orders, a disruption in the supply of the computer controls from one of our suppliers could cause us to experience a substantial disruption of our operations, depending on the circumstances at the time. We purchase parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

Research and Development

        Our ongoing research and development program involves creating new products, modifying existing products to meet market demands, and redesigning existing products, both to add new functionality and to reduce the cost of manufacturing. The research and development departments throughout the world are staffed with experienced design engineers with varying levels of education, ranging from technical to doctoral degrees.

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $9.4 million, $9.3 million and $9.8 million, in 2010, 2009, and 2008, respectively.

Patents

        Although Hardinge Inc. holds several patents with respect to certain of its products, we do not believe that our business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        Hardinge's business and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, our quarterly results are subject to fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. Historically, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our U.S. and European customers' plants and our policy of closing our U.S. and Switzerland facilities for two weeks during the third quarter. While not reflective of 2008 through 2010, due to the economic crisis (discussed further in Item 1A-Risk Factors), our third-quarter net sales, income from operations and net income typically have been the lowest of any quarter during the year. However, given the larger percentage of our sales now from Asia, the impact of plant shutdowns by us and our customers due to the Chinese New Year may impact first quarter net sales, income from operations and net income and result in the first quarter being the lowest quarter of the year.

        The ability to deliver products within a short period of time is an important competitive criterion. We must have inventory on hand to meet customers' delivery expectations, which for standard machines are typically from immediate to eight weeks delivery. Meeting this requirement is especially difficult with some of our products, where delivery is extended due to ocean travel times, depending on the location of the customer. This creates a need to have inventory of finished machines available in our major markets to serve our customers in a timely manner.

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

        A substantial portion of the Pond is located on our property. Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be approximately $0.84 million. We estimate our portion of the study to be $0.12 million for which we have established a reserve of $0.13 million. As of December 31, 2010 we have incurred total expenses of $0.12 million with respect to the study and other activities relating to the Site. The remaining reserve balance at December 31, 2010 is $0.01 million.

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

Employees

        As of December 31, 2010 Hardinge Inc. employed 1,189 persons, 363 of whom were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Management believes that relations with its employees are good.

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

        Many of our customers finance their purchases of our products through cash flow from operations, the incurrence of debt or from the proceeds received in connection with an issuance of equity. Commencing in the fourth quarter of 2008, the global financial markets have experienced significant losses due to failures of many dominant financial institutions. During late 2008 and early 2009, the governments of the United States and several foreign countries instituted bailout plans to assist many banks and others impacted by the economic crisis. This crisis has resulted in, among other things, a significant decline in the credit markets and the availability of credit, the impact of which is still being experienced today. Additionally, many of our customers' equity values have substantially declined. The combination of a reduction in borrowing bases under asset based credit facilities and the lack of availability of debt or equity financing may result in a significant reduction in our customers' spending for our products and may impact the ability of our customers to pay amounts owed to us. In addition, this crisis and economic uncertainty has resulted in an overall decrease in consumer and business spending, which negatively impacted the need our customers have for our products. While economic conditions during 2010 began to show signs of improvement in many of our markets, future slow or negative growth in the global economy may materially and adversely affect our business, financial condition and results of operations.

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

        The machine tool industry is subject to technological change, rapidly evolving industry standards, changing customer requirements and improvements in and expansion of product offerings, especially with respect to computer-controlled products. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in our ability to compete and grow. Moreover, if technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Developments by our competitors or others may render our products or technologies obsolete or noncompetitive. Failure to effectively introduce new products or product enhancements on a timely basis could materially adversely affect our business, operating results and financial condition.

We rely on a limited number of suppliers to obtain certain components, sub-assemblies, assemblies and products. Delays in deliveries from or the loss of any of these suppliers may cause us to incur additional costs, result in delays in manufacturing and delivering our products or cause us to carry excess or obsolete inventory.

        Some components, sub-assemblies or assemblies we use in the manufacturing of our products are purchased from a limited number of suppliers. Our purchases from these suppliers are generally not made pursuant to long-term contracts and are subject to additional risks associated with purchasing products internationally, including risks associated with potential import restrictions and exchange rate fluctuations, as well as changes in tax laws, tariffs and freight rates. Although we believe that our relationships with these suppliers are good, there can be no assurance that we will be able to obtain these products from these suppliers on satisfactory terms indefinitely. The present economic environment could also pose the risk of one of these key suppliers going out of business, or cause delays in delivery times of critical components as business conditions rebound and demand increases.

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

        We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2010, approximately 77% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations and cash flows. These factors include:

  •
  A prolonged world-wide economic downturn or economic uncertainty in our principal international markets including Asia and Europe;

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

        In addition, our subsidiaries may require future equity-related financing, and any capital contributions to certain of our subsidiaries may require the approval of the relevant authorities in the jurisdiction in which the subsidiary is incorporated. Those approvals may be required from the investment commissions or similar agencies of the particular jurisdiction and relate to any initial or additional equity investment by foreign entities in local entities.

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

        Our quarterly results are subject to significant fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. With individual machines priced as high as $1,500,000 and several machines frequently sold together as a package, a request by a customer to delay shipment at quarter end could significantly affect our quarterly results. Historically, we have experienced reduced activity during the third quarter of the year, largely as a result of vacations scheduled at our customers' plants and our policy of closing our U.S. and Swiss facilities for two weeks in July or August. As a result, exclusive of the impact of the economic downturn experienced during 2008 and 2009, our third-quarter net sales, income from operations, and net income historically have been the lowest of any quarter during the year. However, given the larger percentage of our sales now from China, the impact of the one week to two week plant shut downs in China by us and our customers for the Chinese New Year, the first quarter net sales, income from operations and net income may result in the first quarter being the lowest quarter of the year.

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

        For the year ended December 31, 2010, the value of our Pension Plan Assets increased by $11.7 million due to increases in market value of the underlying assets as the world markets continued to recover from the impacts the global economic recession had on the world financial markets and related investment valuations. The future investment performance of our pension plan assets could significantly impact the plan assets and future growth of the plan assets. Should the assets earn a return less than the assumed rate of return over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of the assumed rate of return may reduce future pension expenses and funding requirements.

        For our domestic and foreign plans, discount rates are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit payments. Discount rates are used to determine the present value of the projected and accumulated benefit obligation at the end of each year. A change in the discount rate would impact the funded status of our plans. An increase to the discount rate would reduce the pension liability and future pension expense and conversely, a lower discount rate would raise pension liability and the future pension expense.

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

        For pension accounting purposes in our U.S. based plan, which is the largest of our plans, the rate of return assumed on the market-related value of plan assets for determining pension expense was 8.00% for 2010 and 2009. The discount rate used for determining the obligation was 5.93% at December 31, 2010 compared to 6.27% at December 31, 2009.

        In our Swiss subsidiary, we have two defined benefit plans, which when taken as a whole are about as large as the U.S. defined benefit plan. The rate of return assumed on the market-related value of plan assets for determining pension expense on plan assets was 3.90% for 2010 and 5.00% for 2009. The discount rate used for determining the obligation was 2.7% at December 31, 2010 compared to 3.5% at December 31, 2009.

        Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we anticipate that we may be required to make a cash contribution of approximately $1.8 million to our U.S. pension plan in 2011 and approximately $2.3 million to the foreign plans in 2011. If our current assumptions and estimates are not correct, a contribution in years beyond 2011 may be more or less than the projected 2011 contribution.

        In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2010, the excess of consolidated projected benefit obligations over plan assets was $27.1 million and the excess of consolidated accumulated benefit obligations over plan assets was $21.8 million.

        On June 15, 2009, the Company suspended future accrual of benefits under its U.S. defined benefit pension plan (which was closed to new participants in March 2004) and Company contributions to the 401(k) program were also suspended. In November 2010, the Company permanently froze accrual of benefits for participants in the U.S. defined pension plan as well as reinstated Company contributions to the 401(k) program as of January 1, 2011. Employees impacted by the actions related to the defined benefit plan now participate in a defined contribution plan.

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

        The technologies within our products change and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, we may have to write off unusable inventory at some time in the future, which may adversely affect our results of operations and financial condition. In 2009, we recorded a $5.0 million inventory write-down related to the strategic decision to cease manufacturing of non-critical parts and certain machine models in our Elmira, NY facility. In 2008, we recorded $7.6 million in inventory write-downs associated with discontinued product lines and the review of other expected inventory usage patterns.

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

        In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2010, approximately 64% of our sales were through distributors and agents. In December 2009, we reorganized our U.S. distribution from a joint distributor network and direct sales force to a new group of distributors. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs and inaccuracies in such forecasts could adversely affect our business.

        We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or our workforce to minimize the effect of the lost revenue on our business. During 2010 and 2009, orders and related sales were impacted by order cancellations of $10.2 million and $7.3 million, respectively, primarily due to the global economic conditions.

We could face potential product liability claims relating to products we manufacture, which could result in us having to expend significant time and expense to defend these claims and to pay material amounts in damages or settlement.

        We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage; however, such insurance does not cover all types of damages that could be assessed against us in a product liability claim and the coverage amounts are subject to limitations under the applicable policies. We may not be able to obtain product liability insurance on acceptable terms in the future. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

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

        Various federal, state and foreign labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements and costs to terminate or layoff employees. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results or cash flow:

  •
  minimum wages;

  •
  mandated health benefits;

  •
  paid leaves of absence;

  •
  mandatory severance payments; and tax reporting.

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

        A substantial portion of the Pond is located on our property. Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be approximately $0.84 million. We estimate our portion of the study to be $0.12 million for which we have established a reserve of $0.13 million. As of December 31, 2010 we have incurred total expenses of $0.12 million with respect to the study and other activities relating to the Site. The remaining reserve balance at December 31, 2010 is $0.01 million.

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

Anti-takeover provisions in our charter documents and under New York law may discourage a third party from acquiring us.

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

Item 1B.—UNRESOLVED STAFF COMMENTS

        None.

 ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Owned Properties:
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, and Turnkey Systems	4 acres 41,500 sq. ft.

Location	Type of Facility	Square Footage	Lease Expiration Date
Leased Properties:
Shanghai, People's Republic of China	Product Assembly, Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	68,620 sq. ft.	2/29/12
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Taichung, Taiwan	Manufacturing	30,243 sq. ft.	7/31/13
Leicester, England	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
Biel, Switzerland	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	19,375 sq. ft.	5/31/11
Krefeld, Germany	Sales, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	8/01/11
Raamsdonksveer, Netherlands	Sales, Service, and Demonstration	10,226 sq. ft.	9/15/11

 ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which we are currently involved, individually or in the aggregate, is anticipated to be material to our financial condition, results of operations, or cash flows.

        On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers. This complaint, as amended, alleged that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. On May 29, 2009, the Company filed a motion to dismiss the complaint. By a decision and order dated February 2, 2010, the Court dismissed the class action lawsuit. The plaintiff did not file a notice to appeal the Court's dismissal of the lawsuit and the time to appeal expired.

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

	2010			2009
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$9.60	$5.18	$0.005	$5.64	$2.60	$0.01
June 30,	10.09	8.40	0.005	6.00	2.75	0.005
September 30,	9.11	7.43	0.005	6.65	3.83	0.005
December 31,	9.85	7.54	0.005	6.19	4.54	0.005

        At March 7, 2011, there were 3,527 holders of common stock. This number includes both record holders and individual participants in security position listings.

Issuer Purchases of Equity Securities

        There were no issuer repurchases of our common stock for the quarter ended December 31, 2010.

Share Repurchase Program

        In February 2008, our Board of Directors approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. The Company repurchased 45,500 shares of its common stock at an average price of $12.72 per share under this program, through its expiration in February 2010.

Performance Graph

        The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index, a new group of fourteen peer issuers, and our old group of eight peer issuers. The Company restructured its peer group this year based on a review and recommendation by an outside consultant Radford, an Aon Hewitt Company, that we use peer companies that have similar market capitalization and industry considerations. Our new peer group includes Amtech Systems Inc., Columbus McKinnon Corp., Electro Scientific Industries Inc., Flow International Corporation, Hurco Companies Inc., Kadant Inc., Ladish Company Inc., Nanometrics Inc., NN, Inc., Newport Corporation, Sifco Industries Inc., Transcat Inc., Twin Disc Inc., and Zygo Corporation. The companies included in our new peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our old peer group included Circor International Inc., Flow International Corp., Hurco Companies Inc., Kadant Inc., Kaydon Corp., Magnetek Inc., NN Inc., and Sun Hydraulics Corp. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2005. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., The NASDAQ Composite Index,
an Old Peer Group and a New Peer Group

*
$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31	12/05	12/06	12/07	12/08	12/09	12/10
Hardinge Inc.	100.00	87.74	98.61	24.06	32.94	58.48
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
Old Peer Group	100.00	127.92	158.65	86.99	95.86	133.65
New Peer Group	100.00	119.41	126.66	45.84	64.34	117.55

 ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other information included herein (dollar amounts in thousands except per share data).

	2010	2009	2008	2007	2006
STATEMENT OF OPERATIONS DATA
Net sales	$257,007	$214,071	$345,006	$356,322	$326,621
Cost of sales	195,717	173,275	252,741	248,911	226,470

Gross profit	61,290	40,796	92,265	107,411	100,151
Selling, general and administrative expense	65,650	68,000	95,676	85,841	77,528
Loss (gain) on sale of assets	(1,045)	240	(54)	(1,372)	—
Other expense (income)	(560)	556	2,120	(1,321)	(474)
Impairment charges(1)	(25)	1,650	24,351	—	—

Operating (loss) income	(2,730)	(29,650)	(29,828)	24,263	23,097
Interest expense	426	1,926	1,714	3,051	5,294
Interest (income)	(90)	(114)	(285)	(224)	(713)

(Loss) income before income taxes	(3,066)	(31,462)	(31,257)	21,436	18,516
Income taxes	2,168	1,847	3,048	6,510	4,566

Net (loss) income(1)	$(5,234)	$(33,309)	$(34,305)	$14,926	$13,950

PER SHARE DATA:
Average common shares used in basic computation	11,409	11,372	11,309	10,442	8,686
Basic (loss) earnings per share(2)	$(0.46)	$(2.93)	$(3.04)	$1.41	$1.58

Weighted average number of Common shares outstanding—diluted	11,409	11,372	11,309	10,482	8,720
Diluted (loss) earnings per share(2)	$(0.46)	$(2.93)	$(3.04)	$1.40	$1.57

Cash dividends declared per share	$0.02	$0.025	$0.16	$0.20	$0.14

BALANCE SHEET DATA
Working capital	$125,526	$129,549	$151,613	$189,464	$156,994
Total assets	274,847	242,204	309,825	361,828	330,660
Total debt	5,044	5,022	28,121	27,819	77,861
Shareholders' equity	157,902	161,530	168,127	255,145	157,109

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

(2)
We adopted the provisions of ASC 260 on January 1, 2009, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions resulted in an increase in (loss) per share of $0.01 in 2008, and a reduction in income per share of $0.02 in 2007, and $0.01 in 2006. Diluted (loss) per share was impacted by an increase in (loss) per share of $0.01 in 2008, and a reduction in income per share of $0.01 in 2007 and $0.01 in 2006.

 ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding and milling machines and related accessories. We are geographically diversified with manufacturing facilities in Switzerland, Taiwan, the United States, China and the United Kingdom with sales to most industrialized countries. Approximately 77% of our 2010 sales were to customers outside of North America, 78% of our 2010 products sold were manufactured outside of North America, and 69% of our employees were outside of North America.

        Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

        While general economic conditions around the world have improved, the global economic recession, which began in 2008, continues to have some impact on the industries in several of the regions in which we conduct business. Reduced availability of credit has impacted our customers' ability to obtain financing. Order volumes have improved dramatically over 2009, however, we are still below 2008 levels in some of the regions where we conduct business. We are encouraged by the upward trend for global machine tool demand in 2010. Order volumes in the Asia and Other market have returned to early 2008 levels, as those economies rebound to normalized levels.

        Metrics on machine tool market activity watched by our management include world machine tool consumption (domestic production plus imports, less exports) as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology (AMT), the primary industry group for U.S. machine tool manufacturers. World machine tool consumption data as reported by the Metalworking Insiders Report shows an increase in machine tool consumption of 19% in 2010 versus a 33% decrease in consumption in 2009 due to the worldwide economic conditions. This report indicates that consumption in China, the world's largest market, increased 38% in 2010 after remaining relatively stable over the course of 2009 versus 2008. Consumption in Germany, the world's second largest market, decreased by 9% in 2010 versus 2009 as measured in local currencies, and decreased 41% in 2009 compared to 2008. In the United Kingdom, machine tool consumption measured in pound sterling increased by 6% in 2010 versus 2009 and decreased by 40% in 2009 versus 2008. Machine tool consumption in the U.S. decreased by 15% in 2010 versus 2009 compared to a decrease of 51% in 2009 compared to 2008. In 2010, U.S. orders for metal-cutting machine tools reported by the AMT increased 85.3% versus 2009 as a result of the economic recovery in the U.S. market. In 2009 orders declined by 60.4% versus 2008, primarily related to the sharp decline in world-wide order activity brought on by the global economic conditions. The AMT's statistics are reported on a voluntary basis from member companies. The report includes metal-cutting machines of all types and sizes, including segments in which we do not compete.

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

        Non-machine sales, which include collets, accessories, repair parts, and service revenue, have typically accounted for approximately 25% of overall sales and are an important part of our business, especially in the U.S. where Hardinge has an installed base of thousands of machines. Sales of these products do not vary on a year-to-year basis as significantly as capital goods, but demand does typically track the direction of the related machine metrics.

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

        Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan which causes the worldwide valuation of the Japanese Yen, Euro, Swiss Franc, South Korean Won, and New Taiwanese Dollar to be central to competitive pricing in all of our markets. Also, we translate the results of our Swiss, Taiwanese, Chinese, British, German, French, Dutch and Canadian subsidiaries into U.S. Dollars for consolidation and reporting purposes. Period to period changes in the exchange rate between their local currency and the U.S. Dollar may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

        In April 2010, the Company completed the acquisition of certain assets of Jones and Shipman Precision Limited, a UK based manufacturer of grinding and super-abrasive machines and machining systems, for £2.0 million ($3.0 million equivalent) from Precision Technologies Group Limited. In conjunction with this asset acquisition, we established Jones & Shipman Grinding Limited, a new UK based wholly owned subsidiary. See Note 16 to the Consolidated Financial Statements for further details.

        In December 2010, we renewed our $10.0 million secured revolving credit facility which was due March 31, 2011. The new maturity date is March 31, 2012. There are no amounts outstanding under this credit facility as of December 31, 2010 and 2009.

        In June 2010, we amended our working capital facility at our Swiss subsidiary to provide for borrowing of up to CHF 6.0 million ($6.4 million equivalent) from the original amount of up to CHF 5.0 million ($5.4 million equivalent), to be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The credit facility is secured by real property owned by Kellenberger. At December 31, 2010 and 2009, there were no borrowings under this working capital facility.

        In August 2010, we amended one of our credit facilities at our Swiss subsidiary to increase the available credit from CHF 7.0 million ($7.5 million equivalent) to CHF 9.0 million ($9.6 million equivalent). The credit facility now provides for the entire amount to be available for guarantees, documentary credit, and margin cover for foreign exchange trades and of which up to CHF 5.0 million ($5.4 million equivalent) of the facility can be used for working capital. The amendment terminates on September 1, 2013 and the credit agreement reverts to its original terms of CHF 7.0 million ($7.5 million equivalent) of which up to CHF 3.0 million ($3.2 million equivalent) is available for working capital needs.

        In July 2010, Hardinge Machine Tools B.V., Taiwan Branch entered into a new unsecured credit facility replacing their existing $5.0 million facility. This new credit facility provides a $10.0 million facility for working capital purposes and expires on May 31, 2011.

        Refer to Liquidity and Capital Resources for further details on all of the above credit facilities.

Results of Operations

2010 Compared to 2009

        The following table summarizes certain financial data for year 2010 and 2009:

	2010	2009	Change	% Change
	(dollars in thousands)
Orders	$296,702	$175,039	$121,663	70%
Net sales	257,007	214,071	42,936	20%
Gross profit	61,290	40,796	20,494	50%
% of net sales	23.8%	19.1%	4.7pts
Selling, general and administrative expenses	65,650	68,000	(2,350)	(3)%
% of net sales	25.5%	31.8%	6.3pts
(Gain) loss on sale of assets	(1,045)	240	(1,285)	(535)%
Impairment charges	(25)	1,650	(1,675)	(102)%
Other (income) expense	(560)	556	(1,116)	(201)%
(Loss) from operations	(2,730)	(29,650)	26,920	(91)%
% of net sales	(1.1)%	(13.9)%	12.8 pts
Net (loss)	(5,234)	(33,309)	28,075	(84)%
% of net sales	(2.0)%	(15.6)%	13.6 pts
Basic and diluted (loss) per share	$(0.46)	$(2.93)	$2.47
Weighted average shares outstanding (in thousands)	11,409	11,372	37

Reconciliation of Net (Loss) Income to EBITDA

	December 31,
	2010	2009	$ Change
	(dollars in thousands)
GAAP Net (Loss)	$(5,234)	$(33,309)	$28,075
Plus: Interest expense, net of interest income	336	1,812	(1,476)
Taxes	2,168	1,847	321
Depreciation and amortization	7,042	8,504	(1,462)

EBITDA(1)	$4,312	$(21,146)	$25,458

(1)
EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business that, when viewed with our GAAP results and the accompanying reconciliation, we believe, provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

        Orders.    Orders for 2010 were $296.7 million, an increase of $121.7 million or 70% compared to 2009 orders of $175.0 million. Worldwide demand for machine tools improved during 2010 as reflected in the increases in orders for all of our major markets compared to 2009. Reduced orders levels and order cancellation activity in 2009 were directly related to the global economic recession and related financial crisis which affected all of the regions and product lines in which we conduct business, and was generally consistent with overall industry statistics. Asia and Other represents 47% of the Company's total orders for 2010 driven by a $35.8 million order in China from a supplier to the consumer electronics industry. Currency exchange rates had a favorable impact on new orders of approximately $2.5 million for the year 2010 compared to 2009.

        The following table presents 2010 and 2009 new orders by region:

Orders from Customers in:	2010	2009	Change	% Change
	(dollars in thousands)
North America	$67,213	$52,547	$14,666	28%
Europe	90,618	50,254	40,364	80%
Asia & Other	138,871	72,238	66,633	92%

Total	$296,702	$175,039	$121,663	70%

        North American orders increased by $14.7 million or 28% for 2010 compared to 2009. The increase in North American orders was driven by strong machine orders which were up $9.4 million or 40% in 2010. The increase in machine orders can be attributed to the global economy rebounding from the recessionary conditions as well as a successful transition to our new U.S. distributors.

        European orders increased by $40.4 million or 80% for the year 2010 compared to 2009. The acquisition of Jones & Shipman in April of 2010 was responsible for 25% of this increase. Exclusive of Jones & Shipman, the increase in orders for the year was driven by strong machine order activity in Turkey, Germany, and Russia. The impact of foreign currency translation on orders for the year ended December 31, 2010 compared to the prior year was favorable by $1.3 million.

        Asia & Other orders increased by $66.6 million or 92% for the year 2010 compared to 2009. The increase was driven by $35.8 million in orders in China for the year from a supplier to the consumer electronics industry. Orders also increased during the year due to several multi-machine orders from consumer electronics and automotive companies in China. Foreign currency translation on Asian and Other orders for the year ended December 31, 2010 compared to 2009 was a favorable impact of $1.1 million.

        Net Sales.    Net sales for 2010 were $257.0 million, an increase of $42.9 million or 20% compared to 2009 net sales of $214.1 million. The increase in net sales for the year was mainly in Asia with $50.1 million of the increase coming from China of which $27.6 million was to a supplier to the consumer electronics industry. Foreign currency translation on net sales for the year ended December 31, 2010 compared to 2009 was a favorable impact of $3.1 million.

        The following table presents 2010 and 2009 net sales by region:

Net Sales to Customers in:	2010	2009	Change	% Change
	(dollars in thousands)
North America	$58,438	$64,327	$(5,889)	(9)%
Europe	74,449	87,304	(12,855)	(15)%
Asia & Other	124,120	62,440	61,680	99%

Total	$257,007	$214,071	$42,936	20%

        The geographic mix of net sales as a percentage of total net sales is shown in the table below:

Net Sales to Customers in:	2010	2009	Percentage Point Change
North America	22.7%	30.0%	(7.3)
Europe	29.0%	40.8%	(11.8)
Asia & Other	48.3%	29.2%	19.1

Total	100.0%	100.0%

        North American net sales decreased by $5.9 million or 9% for the year ended December 31, 2010 compared to 2009. The decrease was a result of the lagging effects of the global economic recession and was in all of our product lines with the exception of accessories, which experienced an increase in 2010 as overall manufacturing activity began to recover.

        European net sales decreased $12.9 million or 15% for the year ended December 31, 2010 compared to 2009. The decrease in 2010 net sales was driven by activity during the first six months of 2010 compared to the first six months of 2009. The first half of 2009 benefited from sales out of machine backlog which was for orders received before the market collapse in 2008. Net sales in the last six months of 2010 were up $9.3 million or 24% compared to the last six months of 2009. This increase was due to the lingering effects of the global economic recession in 2009 combined with the impact of recovery in 2010 during this period. Currency exchange rates had a favorable impact on net sales of $1.0 million for the year ended December 31, 2010 compared to 2009.

        Asia & Other net sales increased by $61.7 million or 99% for the year ended December 31, 2010 compared to 2009. This increase was primarily driven by strong sales in China which increased $50.1 million or 96% for the 2010 year compared to 2009. Sales in China to a supplier to the consumer electronics industry contributed approximately $27.6 million in sales in 2010. The impact of foreign currency translation on net sales for the year ended December 31, 2010 compared to the prior year was a favorable $2.1 million.

        Under U.S. generally accepted accounting standards, results of foreign subsidiaries are translated into U.S. Dollars at the average exchange rate for the periods presented. For the year ended 2010, on average the U.S. Dollar weakened 4% against the New Taiwanese Dollar, 5% against the Swiss Franc and 9% against the Canadian Dollar, while it strengthened by 3% against the Euro and by 2% against the British Pound Sterling compared to the average rates during the same period in 2009. The U.S. Dollar remained relatively flat against the Chinese Renminbi. The net of these foreign currencies relative to the U.S. Dollar was a favorable impact on net sales of approximately $3.1 million for the year ended December 31, 2010, compared to 2009.

        Machine sales represented approximately 75% of 2010 and 2009 net sales. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

        Gross Profit.    Gross profit was $61.3 million or 23.8% of net sales in 2010, compared to $40.8 million, or 19.1% of net sales in 2009. The increase in gross profit is attributable to the $42.9 million increase in sales volume, as well as overall improving margins in 2010 compared to 2009. The 2009 margins were negatively impacted by heavy discounts as manufacturers and distributors cut prices to reduce inventory. This pricing pressure carried into early 2010, but was not as prevalent. 2009 gross profit was also negatively impacted by an inventory charge of $5.0 million related to the strategic decision to cease manufacturing non-critical parts and certain machine models in our Elmira, NY facility and $1.1 million of lower of cost or market write-downs taken on machines as a result of the 2009 market conditions. Excluding these 2009 non-recurring charges, gross profit for the year ended December 31, 2010 increased by $14.4 million or 31%, compared to the same periods in 2009. Excluding the above mentioned charges, gross margin percentage for the year 2010 and 2009 would have been 23.8% and 21.9%, respectively.

        Selling, General, and Administrative Expense.    Selling, general and administrative ("SG&A") expense for the year 2010 was $65.7 million, or 25.5% of net sales, compared to $68.0 million, or 31.8% of net sales, in 2009. SG&A for the year ended December 31, 2010 includes charges of $3.5 million for professional services costs related to the unsolicited tender offer, $0.6 million associated with the settlement of a tax audit in a foreign subsidiary, and $0.3 million related to Jones and Shipman acquisition costs. SG&A for the year ended December 31, 2009 included $4.3 million primarily related to severance costs associated with the discontinuance of manufacturing non-critical parts and certain machine models in our Elmira, NY facility as well as workforce reductions in Europe. Exclusive of these charges, SG&A for 2010 and 2009 would have been $61.3 million (23.8% of sales) and $63.7 million (29.8% of sales), respectively, a year to year decrease of $2.5 million or 4%. The $2.5 million decrease was driven by the Company's cost control efforts, offset by increased commissions and variable selling expenses on the higher sales volume, and the impact of our Jones & Shipman acquisition. Foreign currency translation had an unfavorable impact of approximately $0.8 million for the year ended December 31, 2010.

        Impairment Charge.    We recorded a non-cash impairment charge of $1.7 million in 2009 related to machinery and equipment. During 2009, as part of restructuring our North American manufacturing operations, we ceased manufacturing operations involved in the non-critical parts production in our Elmira, NY facility. In conjunction with this action, we identified assets with a historical cost of $37.9 million and a net book value of $1.9 million that would no longer be used in its operations, of which, assets with a historical cost of $15.0 million and a net book value of $1.1 million were determined to have no value and disposed of resulting in a $1.1 million impairment charge. We also reclassified certain property, plant and equipment with a historical cost of $22.9 million and a net book value of $0.8 million as available for sale at $0.2 million and recorded an impairment charge of $0.6 million during 2009. This charge was determined by an analysis of current book value and the related assets fair value, if any, less costs to sell.

        (Loss) from Operations.    Loss from operations in 2010 was ($2.7) million compared to ($29.7) million in 2009. The 2010 loss from operations included $3.5 million for professional services related to the unsolicited tender offer. Excluding these fees, we would have had income from operations of $0.8 million, a dramatic improvement over 2009 results. This 2010 income from operations of $0.8 million was driven by the second half of the year which had income from operations of $4.9 million, offset by a loss from operations of $4.1 million in the first half of the year. The loss generated during the first six months in 2010 was related to the lingering effects of the global economy, while the income during the last six months of 2010 was driven by the improving sales activity in a majority of our markets.

        The 2009 loss from operations can primarily be attributed to the lower net sales due to the global economic crisis. While the Company aggressively reacted to the severe business downturn through restructuring activities in North America and Europe, the full impact of the reduction was not eliminated. As a result of the 2009 restructuring activities we recorded an inventory write-down of $5.0 million resulting from discontinued production of non-critical manufacturing parts and certain machines in our Elmira, NY facility, a severance charge of $4.3 million and $1.7 million due to impairment of machinery and equipment in the Elmira, NY facility. Additionally, during the last half of 2009, the Company, like many machine tool manufacturers, discounted the price of certain machines in order to liquidate inventory resulting in machines being sold at below costs in some cases. Also, as a result of the 2009 price discounting we recorded a lower of cost or market charge of $1.5 million for machines remaining in inventory.

        (Gain) Loss on Sale of Assets.    In 2010, we recorded proceeds of $1.6 million and a gain of $1.0 million from the sale of assets. The 2009 loss on sale of assets was related to asset disposals in North America and Europe as a result of the Company's restructuring activities.

        Interest Expense & Interest Income.    Interest expense includes interest payments under our credit facilities and amortization of deferred financing costs associated with our credit facility. Interest expense for the year 2010 was $0.4 million compared to $1.9 million for 2009. The decrease for 2010 compared to 2009 is attributed to $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which was expensed in 2009. Interest income was $0.1 million in 2010 and 2009.

        Income Tax Expense.    Income tax expense in 2010 was $2.2 million compared to $1.8 million for 2009. The effective tax rate was 70.7% in 2010 and 5.9% in 2009. The increase in the income tax expense is the result of an increase in unrecognized tax benefits, and a change in the mix of profits by country, including those countries where losses cannot be fully benefitted due to valuation allowances. The income tax expense fundamentally represents tax expense on profits in certain of the Company's foreign subsidiaries.

        We maintain a full valuation allowance on the tax benefits of our U.S. U.K., German, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        In 2010, the valuation allowance increased by $7.1 million. This was due to an increase of $6.3 million due to not recording a tax benefit on losses and other deferred tax assets in the U.S., U.K., and Germany, and an increase of $0.8 million due to the net increase in minimum pension liabilities in the U.S. and the U.K. (and other items recorded in Other Comprehensive Income).

        We regularly review recent results and projected future results of operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

        Net (Loss).    Net loss for 2010 was ($5.2) million or (2.0%) of net sales, compared to ($33.3) million net loss, or (15.6%) of net sales in 2009. Basic and diluted loss per share for 2010 were ($0.46) compared to basic and diluted loss per share of ($2.93) in 2009.

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

Net Sales to Customers in:	2009	2008	Change	% Change
	(dollars in thousands)
North America	$64,327	$108,501	$(44,174)	(41)%
Europe	87,304	158,947	(71,643)	(45)%
Asia & Other	62,440	77,558	(15,118)	(19)%

Total	$214,071	$345,006	$(130,935)	(38)%

        The geographic mix of net sales as a percentage of total net sales is shown in the table below:

Net Sales to Customers in:	2009	2008	Percentage Point Change
North America	30.0%	31.4%	(1.4)
Europe	40.8%	46.1%	(5.3)
Asia & Other	29.2%	22.5%	6.7

Total	100.0%	100.0%

        Machine sales represented approximately 74% of 2009 and 2008 net sales. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

        Gross Profit.    Gross profit was $40.8 million or 19.1% of net sales in 2009, compared to $92.3 million, or 26.7% of net sales in 2008. The reduction in gross profit due to the $130.9 million reduced sales volume was $35.0 million. 2009 gross profit was also negatively impacted by approximately $11.9 million as a result of significantly reduced margins as we discounted machines to reduce inventory levels, sometimes below cost, as well as approximately $4.6 million related to lower capacity utilization in the U.S. and Taiwan. 2009 gross profit was negatively impacted by a $0.5 million year over year increase in inventory write down charges. This increase in the inventory write down charge over 2008 is primarily due to the discontinuance of production of non-critical manufacturing parts and certain machines in our Elmira, NY facility, as well as lower of cost or market write-downs on machines due to competitive pressures related to the worldwide economic crisis offset by 2008 charges related to the discontinuance of certain product lines. The decrease over 2008 was also negatively impacted by foreign currency translation of approximately $1.5 million for the year.

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

        Impairment Charge.    We recorded non-cash impairment charges of $1.7 million in 2009 related to machinery and equipment and $24.4 million in 2008 related to goodwill and intangible assets. In December 2009, as a result of the Company's decision to outsource non-critical components, significant sections of the Elmira manufacturing operation involved in parts production were shut down. In conjunction with this shut down, we identified assets with a historical cost of $37.9 million and a net book value of $1.9 million that will no longer be used in its operations, of which assets with a historical cost of $15.0 million and a net book value of $1.1 million were determined to have no value and disposed of resulting in a $1.1 million impairment charge. We reclassified assets with a historical cost of $22.9 million and a net book value of $0.8 million as available for sale at $0.2 million and recorded an impairment charge of $0.6 million during 2009. This charge was determined by an analysis of current book value and the related assets fair value, if any, less costs to sell. In October of 2008, based on a comprehensive market evaluation, the Company determined that its model of doing business in Canada did not provide adequate returns, which triggered a review of the goodwill. The Company recorded a non-cash charge of $2.7 million in 2008, to reflect the diminished value of goodwill of $2.1 million and $0.6 million of intangible assets associated with our Canadian operations. Our 2008 annual impairment testing for recorded goodwill and indefinite lived intangible assets determined that all of our goodwill was impaired, thus we recorded a $21.7 million impairment charge.

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

        At December 31, 2010, cash and cash equivalents were $30.9 million, compared to $20.4 million at December 31, 2009. The current ratio at December 31, 2010 was 2.64:1 compared to 3.89:1 at December 31, 2009.

Cash Flows from Operating Activities:

        As shown in the Consolidated Statements of Cash Flows, cash provided by operating activities was $17.1 million in 2010 compared to $29.1 million in 2009. This represents a decrease in cash provided by operations of $12.0 million.

        The table below shows the changes in cash flows from operating activities by component:

	Cash Flows from Operating Activities
	2010	2009	Change in Cash Flow
	(dollars in thousands)
Cash provided by (used in):
Net (loss)	$(5,234)	$(33,309)	$28,075
Non-cash inventory write downs	—	8,127	(8,127)
Impairment charge	(25)	1,650	(1,675)
Depreciation and amortization	7,042	8,504	(1,462)
Debt issuance amortization	310	1,341	(1,031)
Provision for deferred taxes	(1,983)	347	(2,330)
(Gain) loss on sale of assets	(1,045)	240	(1,285)
(Gain) loss on purchase of Jones & Shipman	(647)	—	(647)
Accounts receivable	(1,414)	21,009	(22,423)
Notes receivable	805	(580)	1,385
Inventories	622	41,474	(40,852)
Prepaids/Other assets	(3,077)	(2,186)	(891)
Accounts payable	12,520	(3,574)	16,094
Accrued expenses/accrued postretirement benefits	8,647	(13,754)	22,401
Other	615	(140)	755

Net cash provided by operating activities	$17,136	$29,149	$(12,013)

        In 2010, $17.1 million cash was provided by operating activities. Cash was provided by accounts payable, which increased primarily due to increased production levels. Cash was also provided by accrued expenses/other liabilities, which increased primarily due to increases in customer deposits related to order activity. Cash was used by prepaids/other assets which increased due to higher levels of restricted cash, increased levels of supplier advances and VAT refunds as a result of increasing order and sales activity.

        In 2009, $29.1 million cash was provided by operating activities. Cash was provided by changes in accounts receivable, inventories, and prepaid and other assets. Cash was used for accrued expenses which were primarily driven by decreases in customer deposits and accounts payable which decreased as a result of reduced purchasing activity driven by the economic downturn. The decrease in accounts receivable was due to lower sales levels during the end of 2008 and 2009. The decrease in inventory levels was due to special customer incentive programs, decreased production levels, and concentrated inventory reduction efforts.

Cash (Used In) Provided By Investing Activities:

        The table below shows the changes in cash flows from investing activities by component:

	Cash Flow from Investing Activities
	2010	2009	Change in Cash Flow
	(dollars in thousands)
Cash (used in)/provided by:
Capital expenditures	$(3,728)	$(3,178)	$(550)
Proceeds from sale of assets	1,576	125	1,451
Purchase of land use rights	(2,594)	—	(2,594)
Purchase of Jones & Shipman, net of cash acquired	(3,014)	—	(3,014)
Purchase of technical information	—	(142)	142

Net cash (used in) investing activities	$(7,760)	$(3,195)	$(4,565)

        Net cash used in investing activities was $7.8 million for 2010, compared to $3.2 million in 2009. Capital expenditures for 2010 and 2009 were $3.7 million and $3.2 million, respectively, and included modest investment in manufacturing equipment. During 2010, we acquired land use rights in Jiaxing, China for $2.6 million and we used $3.0 million to purchase Jones & Shipman. In 2010, we had proceeds of $1.5 million from the sale of machinery and equipment at our Elmira, NY manufacturing facility.

Cash (Used in)/ Provided by Financing Activities:

        Cash (used in)/provided by financing activities for 2010 and 2009 are summarized in the table below:

	Cash Flow from Financing Activities
	2010	2009	Change in Cash Flow
	(dollars in thousands)
Cash (used in)/ provided by:
Borrowings on short term notes payable	$10,416	$11,357	$(941)
Repayments on short term notes payable	(10,272)	(10,038)	(234)
(Repayments) borrowings on long-term debt	(571)	(24,545)	23,974
Debt issuance fees paid	(111)	(739)	628
Payments of dividends	(232)	(288)	56

Net cash (used in) financing activities	$(770)	$(24,253)	$23,483

        Cash flow used in financing activities was $0.8 million for 2010, compared to $24.3 million in 2009. During 2009, we used $24.0 million generated from operations to repay and terminate our multi-currency debt facility. Dividend payments decreased by $0.06 million in 2010 as a result of decreasing the quarterly dividend payout to $0.005 per share in June 2009. During 2010, we paid fees of $0.1 million related to the revolving credit facility compared to $0.7 million paid for the term loan facility and the multi-currency debt facility during 2009.

        During 2010 and 2009, there were no shares of stock purchased under our Stock Repurchase Program which expired February 28, 2010.

        At December 31, 2010 and 2009, debt outstanding, including notes payable was $5.0 million.

Credit Facilities:

        In June 2008, we entered into a five-year $100.0 million multi-currency secured credit facility ("Credit Facility"). The Credit Facility was secured by substantially all of the Company's and its domestic subsidiaries' assets, other than real estate, and a pledge of (i) 100% of the Company's investments in its domestic subsidiaries and (ii) 66 2/3% of the Company's investment in Hardinge Holdings GmbH, the parent corporation of our significant foreign subsidiaries. In addition, if certain conditions were met, Hardinge Holdings GmbH may have been required to pledge its investment in certain of its material foreign subsidiaries. The obligations of the Company and Hardinge Holdings GmbH were also guaranteed by all of the Company's domestic subsidiaries and, under certain conditions, by certain of the Company's material foreign subsidiaries. Interest was based on London Interbank Offered Rates plus a spread which varied depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.20% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the Credit Facility.

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

        In December 2009, we replaced the $10.0 million term loan due March 16, 2010 with a $10.0 million revolving credit facility due March 31, 2011. This new credit facility is secured by substantially all of the Company's U. S. assets (exclusive of real property), a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 65% of the Company's investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Systems, Inc., a wholly-owned subsidiary of the Company and owner of the real property comprising the Company's world headquarters in Elmira, New York. The credit facility's interest is based on the one-month LIBOR with a minimum interest rate of 5.5%. The new credit facility does not include any financial covenants. Simultaneous with closing the new credit agreement, the Company used cash on hand generated from operating results to repay the $8.4 million that was outstanding under the $10.0 million term loan. In December 2010, we extended the maturity of the credit facility to March 31, 2012. All other terms of the credit facility remained the same. There are no amounts outstanding under this credit facility as of December 31, 2010 or 2009.

        We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. There was no balance outstanding at December 31, 2010 or 2009 on this line. The agreement is negotiated annually, requires no commitment fee and is payable on demand.

        At our Swiss subsidiary, Kellenberger, we have two credit agreements with one bank. The first facility provides for borrowing of up to CHF 7.5 million ($8.0 million equivalent) which can be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity conducted with the bank with maximum terms of 12 months. The interest rate is based on the prevailing money and capital market conditions and the bank's risk assessment of the borrower.

        The second credit facility is a working capital facility to provide for borrowing of up to CHF 5.0 million ($5.4 million equivalent), and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The interest rate, which is currently LIBOR plus 1.20% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of Kellenberger. The credit facility is secured by real property owned by Kellenberger. In June 2010, we amended this facility to increase our borrowing capacity to CHF 6.0 million ($6.4 million equivalent). In conjunction with this amendment, all other terms of the credit facility remained the same. At December 31, 2010 and 2009, there were no borrowings under the working capital facility.

        The above two facilities are also subject to a minimum equity covenant requirement where the minimum equity for Kellenberger must be at least 35% of its balance sheet total assets. Indebtedness under both facilities is payable upon demand. At December 31, 2010 and 2009, we were in compliance with the required minimum equity ratios.

        Kellenberger also had a credit agreement with another bank that provided a CHF 7.0 million ($7.5 million equivalent) facility, which provided for the entire amount to be available for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.2 million equivalent) of the facility could have been used for working capital. The facility was secured by the Company's real estate in Biel, Switzerland up to CHF 3.0 million ($3.2 million equivalent). In August, 2010, this credit facility was amended to increase the available credit to CHF 9.0 million ($9.6 million equivalent). It provides for the entire amount to be available for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 5.0 million ($5.4 million equivalent) of the facility can be used for working capital. The amendment terminates on September 1, 2013 and the credit agreement reverts to its original terms.

This amended facility was secured by the Company's real estate in Biel, Switzerland up to CHF 5.0 million ($5.4 million equivalent). The interest rate, which is currently LIBOR plus 4.75% for a 90 day borrowing, is determined by the bank based on current market conditions. It carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant. At December 31, 2010 and 2009, we were in compliance with the required minimum equity ratios and there were no borrowings under the working capital facility.

        At our Taiwan subsidiary, Hardinge Taiwan Precision Machinery Limited, we have a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of 180.0 million New Taiwanese Dollars ("NTD") which was equivalent to approximately $5.5 million. At December 31, 2010 and 2009 borrowings under this agreement were NTD 99.0 million ($3.4 million equivalent) and NTD 117.0 million ($3.7 million equivalent). Principal on the mortgage loan is repaid quarterly in the amount of NTD 4.5 million ($0.2 million equivalent).

        In October 2009, Hardinge Machine Tools B.V., Taiwan Branch entered into an unsecured credit facility with a bank. This agreement provided a working capital facility of NTD 100.0 million ($3.4 million equivalent). This credit facility charged interest at the banks current base rate of 2.5% subject to change by the bank based on market conditions. It carried no commitment fees on unused funds. At December 31, 2009 the balance outstanding under this facility was NTD 43.6 million ($1.4 million equivalent). In March 2010, this credit facility was amended to change the borrowing currency from NTD to USD as well as increase the available credit under the facility to $5.0 million.

        In July 2010, the Hardinge Machine Tools B.V., Taiwan Branch credit facility was replaced with a new agreement that provides a $10.0 million multi-currency facility for working capital purposes. The credit facility charges interest at the bank's current base rate of 1.6% subject to change by the bank based on market conditions. This new credit facility matures on May 31, 2011. It carries no commitment fees on unused funds. At December 31, 2010 the balance outstanding under this facility was $1.7 million.

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.3 million at December 31, 2010. It expires on March 15, 2011. In total, we had various outstanding letters of credit totaling $8.0 million and $7.2 million at December 31, 2010 and 2009, respectively.

        Under our current credit facilities, the Company has total credit availability of up to $50.5 million at December 31, 2010 of which $34.8 million is available for working capital needs. $31.4 million was available under these facilities at December 31, 2010. Total consolidated outstanding borrowings at December 31, 2010 and 2009 were $5.0 million and $5.0 million, respectively. Interest expense in 2010, 2009, and 2008 totaled $0.4 million, $1.9 million, and $1.7 million, respectively.

        We conduct some of our manufacturing, sales and service operations from leased space, with lease terms up to 10 years, and use office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.1 million, $1.9 million, and $2.5 million, during the years ended December 31, 2010, 2009, and 2008, respectively.

        The following table shows our future commitments in effect as of December 31, 2010 (in thousands):

	2011	2012	2013	2014	2015	There- after	Total
Notes payable and debt payments	$2,267	$617	$617	$617	$617	$309	$5,044
Operating lease obligations	1,726	1,132	977	801	592	2,038	7,266
Purchase commitments	26,381	492	—	—	—	—	26,873
Standby letters of credit	8,017	—	—	—	—	—	8,017

        We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. In 2011, we anticipate making $4.3 million contributions to our domestic and foreign defined benefit pension plans and $0.5 million contributions to our domestic post-retirement plan.

        We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2011.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        Our earnings are affected by changes in short-term interest rates as a result of our floating interest rate debt. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $0.1 million in 2010 and $0.3 million in 2009. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost.

        Our operations include manufacturing and sales activities in foreign jurisdictions. We currently manufacture our products in Switzerland, Taiwan, the United States, China, and United Kingdom using production components purchased internationally, and we sell our products in those markets as well as other worldwide markets. Our subsidiaries in the United Kingdom, Germany, the Netherlands, Switzerland and Canada sell products in local currency to customers in those countries. These subsidiaries also transact business in currencies other than their functional currency outside of their home country. Our Taiwanese subsidiary sells products to foreign purchasers in U.S. dollars. As a result of these sales in various currencies and in various countries of the world, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the U.S. Dollar, Canadian Dollar, British Pound Sterling, Swiss Franc, Euro, New Taiwanese Dollar, Chinese Renminbi and Japanese Yen. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of our subsidiaries, we are exposed to the effect of currency exchange rate changes on our cash flows, earnings and balance sheet. To mitigate this currency risk we enter into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

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

        Net Deferred Tax Assets.    We regularly review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

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

        We annually review the discount rate to be used for retirement plan liabilities, using bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using a rate of 5.93% and 6.27% at our plan measurement date of December 31, 2010 and 2009, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.09% and 3.84% at their measurement dates of December 31, 2010 and 2009, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $12.2 million. An increase of one percent would decrease U.S. pension obligations by approximately $10.1 million. A decrease of one percent in the discount rate would increase the Kellenberger pension obligations by approximately $11.9 million. An increase of one percent would decrease the Kellenberger pension obligations by approximately $9.3 million.

        A change in the discount rate can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.1 million. An increase of one percent would decrease U.S. pension expense by approximately $0.05 million. A decrease of one percent would increase the Kellenberger pension expense by approximately $1.2 million. An increase of one percent would decrease the Kellenberger pension expense by approximately $1.0 million.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. We used an expected rate of return of 8.00% and 8.00% at our measurement dates of December 31, 2010 and 2009, respectively, for our domestic plan. We used rates of return appropriate for each country for our foreign plans which resulted in a blended expected rate of return of 4.23% and 5.14% at their measurement dates of December 31, 2010 and 2009, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Kellenberger pension expense by approximately $0.7 million. Conversely, an increase of one percent would decrease the Kellenberger pension expense by approximately $0.7 million.

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

        In January 2010, the FASB issued an amendment to ASC Topic 820 Fair Value Measurements and Disclosures. The amendment requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We have applied the new disclosure requirements as of January 1, 2010, which is effective for fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our consolidated financial statements.

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
December 31, 2010

        All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hardinge Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York
March 14, 2011

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
	(In Thousands Except Share and Per Share Data)
Assets
Cash and cash equivalents	$30,945	$20,419
Restricted cash	5,225	4,213
Accounts receivable, net	45,819	39,936
Notes receivable, net	1,753	2,364
Inventories, net	105,306	97,266
Deferred income taxes	1,364	732
Prepaid expenses	11,518	9,375

Total current assets	201,930	174,305
Property, plant and equipment	156,709	144,635
Less accumulated depreciation	100,081	89,924

Net property, plant and equipment	56,628	54,711
Deferred income taxes	451	446
Intangible assets	13,642	10,527
Pension assets	2,111	2,032
Other long-term assets	85	183

Total non-current assets	72,917	67,899

Total assets	$274,847	$242,204

Liabilities and shareholders' equity
Accounts payable	$33,533	$16,285
Notes payable to bank	1,650	1,364
Accrued expenses	23,934	17,777
Customer deposits	10,468	4,400
Accrued income taxes	3,656	1,535
Deferred income taxes	2,546	2,832
Current portion of long-term debt	617	563

Total current liabilities	76,404	44,756
Long-term debt	2,777	3,095
Accrued pension liability	29,125	22,082
Accrued postretirement benefits	2,274	2,472
Accrued income taxes	2,106	2,377
Deferred income taxes	2,516	4,030
Other liabilities	1,743	1,862

Total non-current liabilities	40,541	35,918
Common Stock—$0.01 par value
Issued shares -12,472,992 at December 31, 2010 and 2009	125	125
Additional paid-in capital	114,183	114,387
Retained earnings	53,637	59,103
Treasury shares—865,703 shares at December 31, 2010 and 939,240 shares at December 31, 2009	(11,022)	(11,978)
Accumulated other comprehensive income (loss)	979	(107)

Total shareholders' equity	157,902	161,530

Total liabilities and shareholders' equity	$274,847	$242,204

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In Thousands Except Per Share Data)
Net sales	$257,007	$214,071	$345,006
Cost of sales	195,717	173,275	252,741

Gross profit	61,290	40,796	92,265
Selling, general and administrative expense	65,650	68,000	95,676
(Gain) loss on sale of assets	(1,045)	240	(54)
Other (income) expense	(560)	556	2,120
Impairment charge	(25)	1,650	24,351

(Loss) from operations	(2,730)	(29,650)	(29,828)
Interest expense	426	1,926	1,714
Interest (income)	(90)	(114)	(285)

(Loss) before income taxes	(3,066)	(31,462)	(31,257)
Income taxes	2,168	1,847	3,048

Net (loss)	$(5,234)	$(33,309)	$(34,305)

Per share data:
Basic (loss) per share	$(0.46)	$(2.93)	$(3.04)

Diluted (loss) per share	$(0.46)	$(2.93)	$(3.04)

Cash dividends declared per share	$0.02	$0.025	$0.16

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Operating activities
Net (loss)	$(5,234)	$(33,309)	$(34,305)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash—inventory write down	—	8,127	7,560
Impairment charge	(25)	1,650	24,351
Depreciation and amortization	7,042	8,504	9,439
Debt issuance amortization	310	1,341	421
Provision for deferred income taxes	(1,983)	347	1,278
(Gain) loss on sale of assets	(1,045)	240	(54)
(Gain) on purchase of Jones & Shipman	(647)	—	—
Unrealized intercompany foreign currency transaction loss (gain)	615	(140)	1,673
Changes in operating assets and liabilities:
Accounts receivable	(1,414)	21,009	8,503
Notes receivable	805	(580)	1,512
Inventories	622	41,474	2,909
Prepaids/other assets	(3,077)	(2,186)	(3,849)
Accounts payable	12,520	(3,574)	(6,036)
Accrued expenses	9,388	(12,744)	(3,162)
Accrued postretirement benefits	(741)	(1,010)	80

Net cash provided by operating activities	17,136	29,149	10,320
Investing activities
Capital expenditures	(3,728)	(3,178)	(4,693)
Proceeds on sale of assets	1,576	125	106
Purchase of land use rights	(2,594)	—	—
Purchase of Jones & Shipman, net of cash acquired	(3,014)	—	—
Purchase of technical information	—	(142)	(175)

Net cash (used in) investing activities	(7,760)	(3,195)	(4,762)
Financing activities
Borrowings under short-term notes payable to bank	10,416	11,357	49,010
Repayments of short-term notes payable to bank	(10,272)	(10,038)	(51,810)
(Decrease) increase in long-term debt	(571)	(24,545)	3,129
Net (purchases) of treasury stock	—	—	(585)
Debt issuance fees paid	(111)	(739)	(993)
Dividends paid	(232)	(288)	(1,833)

Net cash (used in) financing activities	(770)	(24,253)	(3,082)
Effect of exchange rate changes on cash	1,920	856	(461)

Net increase in cash	10,526	2,557	2,015
Cash and cash equivalents at beginning of year	20,419	17,862	15,847

Cash and cash equivalents at end of year	$30,945	$20,419	$17,862

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance at December 31, 2007	$125	$114,971	$128,838	($13,023)	$24,234	$255,145

Comprehensive Income (Loss)
Net (loss)			(34,305)			(34,305)
Other comprehensive income (loss)
Postretirement plans, net of tax					(46,767)	(46,767)
Foreign currency translation adjustment					(3,050)	(3,050)
Unrealized (loss) on cash flow hedge					(654)	(654)
Unrealized (loss) on net investment hedge					(265)	(265)

Comprehensive (loss)						(85,041)

Dividends declared			(1,833)			(1,833)
Shares issued pursuant to long-term incentive plan		(1,225)		1,225		0
Shares forfeited pursuant to long-term incentive plan		381		(622)		(241)
Amortization (long-term incentive plan)		682				682
Net purchase of treasury stock		32		(617)		(585)

Balance at December 31, 2008	$125	$114,841	$92,700	($13,037)	($26,502)	$168,127

Comprehensive Income (Loss)
Net (loss)			(33,309)			(33,309)
Other comprehensive income (loss)
Postretirement plans, net of tax					21,018	21,018
Foreign currency translation adjustment					5,377	5,377

Comprehensive (loss)						(6,914)

Dividends declared			(288)			(288)
Shares issued pursuant to long-term incentive plan		(530)		530		0
Shares forfeited pursuant to long-term incentive plan		64		(64)		0
Amortization (long-term incentive plan)		438				438
Net issuance of treasury stock		(426)		593		167

Balance at December 31, 2009	$125	$114,387	$59,103	($11,978)	($107)	$161,530

Comprehensive Income (Loss)
Net (loss)			(5,234)			(5,234)
Other comprehensive income (loss)
Postretirement plans, net of tax					(9,331)	(9,331)
Foreign currency translation adjustment					10,507	10,507
Unrealized (loss) on cash flow hedge					(90)	(90)

Comprehensive (loss)						(4,148)

Dividends declared			(232)			(232)
Shares issued pursuant to long-term incentive plan		(568)		568		0
Shares forfeited pursuant to long-term incentive plan		23		(23)		0
Amortization (long-term incentive plan)		574				574
Net issuance of treasury stock		(233)		411		178

Balance at December 31, 2010	$125	$114,183	$53,637	($11,022)	$979	$157,902

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

1. Significant Accounting Policies

Nature of Business

        Hardinge Inc. (the "Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. Sales are to customers in North America, Europe, and 'Asia and Other.' A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, communications, computer, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, and transportation.

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

Restricted Cash

        Occasionally, we are required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits or foreign exchange forward contracts. As of December 31, 2010 and 2009, the amount of restricted cash was approximately $5.2 million and $4.2 million, respectively.

Accounts Receivable

        We perform periodic credit evaluations of the financial condition of our customers. No collateral is required for sales made on open account terms. Letters of credit from major banks back the majority of sales in the Asian region. Concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of customers comprising our customer base. We consider

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Significant Accounting Policies (Continued)

trade accounts receivable to be past due when in excess of 30 days past terms, and charge off uncollectible balances when all collection efforts have been exhausted.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was $2.4 million and $2.7 million at December 31, 2010 and 2009, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

Notes Receivable

        In the past, we provided long-term financing for the purchase of our equipment by qualified end-user customers in North America, with the Company retaining a security interest in the purchased equipment. We also have notes receivable in our Asian subsidiaries. These notes are fully guaranteed by local financial institutions and are generally for periods of less than one year. The amount of notes receivable outstanding was $1.8 million and $2.5 million at December 31, 2010, and December 31, 2009, respectively. These amounts are net of bad debt allowances of $1.6 million and $2.2 million at December 31, 2010 and 2009, respectively. In the event of a customer default and foreclosure, it is our practice to recondition and resell the equipment. It has been our experience that such equipment resales have realized most, but not all, of the remaining contract value. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments on notes.

Prepaid Expenses and Other Current Assets

        Prepaid expenses and other current assets consist of prepaid insurance, prepaid real estate taxes, prepaid software license agreements, prepaid income taxes and deposits on certain inventory purchases. When applicable, prepayments are expensed on a straight-line basis over the corresponding life of the underlying asset.

Inventories

        Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include raw materials, purchased components, labor and overhead.

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Major additions, renewals or improvements that extend the useful lives of assets are capitalized. Maintenance and repairs are expensed to operations as incurred. Depreciation expense is computed on the straight-line and accelerated methods over the assets' estimated useful lives. The depreciable lives of our fixed assets vary according to their estimated useful lives and generally are: 40 years for buildings, 12 years for machinery, and 10 years for patterns, tools, jigs, and furniture and fixtures, and 5 years for office and computer equipment. Depreciation expense was $5.7 million, $7.2 million, and $8.1 million for 2010, 2009 and 2008, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Significant Accounting Policies (Continued)

Goodwill and Intangibles

        Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization, but are reviewed at least annually for impairment or are reviewed for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified.

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

        A valuation allowance is established when it is more likely than not that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's current and past performance, the market conditions in which the company operates, the utilization of past tax credits, the length of carryback and carryforward periods, sales backlogs, etc. that will result in future profits. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment and were a major consideration in our decision to establish a valuation allowance.

        We maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., German, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as federal and provincial jurisdictions in Switzerland, U.K., Canada, Germany, France, the Netherlands, China and Taiwan. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and our change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate. Accordingly, these substantial judgment items impacted the effective tax rate for 2010.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Significant Accounting Policies (Continued)

        We account for our uncertain tax positions in accordance with the provisions of ASC 740. Interest and penalties are included as a component of income tax expense.

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

Sales Tax/VAT

        We collect and remit taxes assessed by different governmental authorities that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use, and value-added taxes. We report the collection of these taxes on a net basis (excluded from revenues).

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Significant Accounting Policies (Continued)

        These liabilities are reported in accrued expenses on our consolidated balance sheet.

        A reconciliation of the changes in our product warranty accrual during the year ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$2,436	$2,872
Warranty settlement costs	(2,017)	(2,541)
Warranties issued	4,080	2,817
Changes in accruals for pre-existing warranties	(1,427)	(760)
Other—currency translation impact	195	48

Balance at end of period	$3,267	$2,436

Research and Development Costs

        The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $9.4 million, $9.3 million, and $9.8 million, in 2010, 2009, and 2008, respectively.

Foreign Currency Translation and Re-measurement

        The functional currency of our foreign subsidiaries is their local currency. Net assets are translated at month end exchange rates while income, expense, and cash flow items are translated at average exchange rates for the applicable period. Translation adjustments are recorded within Accumulated Other Comprehensive Income (loss). Gains and losses resulting from foreign currency denominated transactions are included as a component of selling, general and administrative expense in our Consolidated Statement of Operations.

Fair Value of Financial Instruments

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, long-term debt and foreign currency forwards. The carrying values for our financial instruments approximate fair value. See Note 9 for additional disclosure.

Derivative Financial Instruments

        As a multinational Company, we are exposed to market risk from changes in foreign currency exchange rates that could affect our results of operations and financial condition. To manage this risk, we enter into derivative instruments namely in the form of foreign currency forwards. Our derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on balance sheet exposures of both trade and intercompany assets and liabilities. We hedge this exposure with contracts settling in less than a year. These derivatives do not qualify for hedge

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

1. Significant Accounting Policies (Continued)

accounting treatment. Gains or losses resulting from the changes in the fair value of these hedging contracts are recognized in earnings. We have some forward contracts to hedge vendor firm commitments. These contracts which are for less than two years have maturity dates in alignment with our contractual payment requirements. These derivatives qualify for hedge accounting treatment and are designated as cash flow hedges. Unrealized gains or losses resulting from the changes in the fair value of these hedging contracts are charged to Other Comprehensive Income (Loss). Gains or losses on any ineffective portion of the contracts will be recognized in earnings.

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

2. Net Inventories

        Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of cost include materials, labor and overhead and are as follows:

	December 31,
	2010	2009
	(in thousands)
Finished products	$48,359	$51,314
Work-in-process	22,834	19,019
Raw materials and purchased components	34,113	26,933

	$105,306	$97,266

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

2. Net Inventories (Continued)

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

Reserve for Excess and Obsolete Inventory

	Years Ended December 31,
	2010	2009	2008
	(in thousands)
Balance at Beginning of Period	$24,159	$17,215	$14,085
Additions to provision	4,698	10,829	10,545
Less deductions	4,893	4,421	8,187
Currency translation impact	1,870	536	772

Balance at End of Period	$25,834	$24,159	$17,215

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

        During 2008, we conducted a comprehensive evaluation of our operations, products, and worldwide markets. As a result of this strategic review, we decided to focus on products which were in the higher end of the product spectrum. As a result of this change, we discontinued certain product lines which targeted less demanding manufacturing applications. Additionally, due to the actions taken to reposition our product mix, as well as a review of other expected inventory usage patterns, we recognized a non-cash charge as a component of cost of sales of approximately $7.6 million in 2008 for the impairment of inventory.

3. Property, Plant and Equipment

        Components of property, plant and equipment at December 31 consisted of the following:

	December 31,
	2010	2009
	(in thousands)
Land, buildings and improvements	$68,992	$64,675
Machinery, equipment and fixtures	70,328	65,292
Office furniture, equipment and vehicles	17,389	14,668

	156,709	144,635
Less accumulated depreciation and amortization	100,081	89,924

Property, plant and equipment, net	$56,628	$54,711

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

3. Property, Plant and Equipment (Continued)

        During 2009, as part of restructuring our North American manufacturing operations, we ceased manufacturing operations involved in the non-critical parts production in our Elmira, NY facility. In conjunction with this action, we identified certain property, plant and equipment with an acquisition cost of $22.9 million and net book value of $0.8 million that would no longer be utilized in our manufacturing operations and made them available for sale. These assets were recorded on the balance sheet at $0.2 million as of December 31, 2009 based on the lower of the assets' carrying value or fair value less estimated costs to sell, with a related impairment charge of $0.6 million.

        In addition to the assets that were classified as available for sale, we identified certain property, plant and equipment with an acquisition cost of $15.0 million and a net book value of $1.1 million that would no longer be utilized in our manufacturing operations and disposed of them. As of December 31, 2009 we recorded an impairment charge of $1.1 million related to these assets.

        During 2010, we changed our plan to sell some of these assets that had been identified in December 2009. In conjunction with this change in plan, we have reclassified these assets from "held for sale" to "held and used." The assets reclassified to "held and used" had an original acquisition cost of $4.7 million and a net book value of $0.05 million. Upon returning these assets to "held and used," we measured them at the lower of their (a) carrying amount before they were classified as "held for sale," adjusted by any depreciation expense or impairment losses that would have been recognized had the assets continuously been classified as "held for sale" or (b) fair value at the date of the subsequent decision not to sell, which resulted in a recovery of $0.03 million.

        During 2010, we recognized a gain of $1.0 million on the sale of assets primarily related to the sale of the excess machinery and equipment at the Elmira, NY manufacturing facility.

4. Goodwill and Intangibles

        Goodwill and other separately recognized intangible assets with indefinite lives are not amortized, but rather reviewed at least annually for impairment or reviewed for impairment between annual tests if an event occurs or circumstances change that more likely than not would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment if indicators for impairment are identified.

        At December 31, 2010 and 2009, we do not have any amounts recorded as goodwill on our balance sheet.

        The major components of intangible assets are as follows:

	December 31,
	2010	2009
	(in thousands)
Amortizable intangible assets:
Technical information, patents, land use rights, and other	$11,290	$8,961
Nonamortizable intangible assets:
Trade name, trademarks & copyrights	7,559	6,849

	18,849	15,810
Less accumulated amortization	(5,207)	(5,283)

Intangible assets, net	$13,642	$10,527

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

4. Goodwill and Intangibles (Continued)

        Nonamortizable intangible assets include $7.5 million representing the value of the name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines; therefore, the asset has been determined to have an indefinite useful life. The $0.7 million increase in this nonamortizable intangible asset in 2010 was the impact of foreign currency exchange.

        Amortizable intangible assets include $3.5 million for the Bridgeport technical information, Jones & Shipman trade name, customer lists, patents and other items. In late 2010, we acquired land use rights in China and recorded an intangible asset of $2.6 million. Amortization of these intangible assets for the years ended December 31, 2010 and 2009 was $0.8 million and $0.7 million. The estimated amortization expense on existing intangible assets for each of the next five years is approximately $0.8 million, $0.7 million, $0.7 million, $0.7 million, and $0.6 million, respectively. The estimated remaining weighted average useful life of these intangible assets is 11.7 years.

5. Financing Arrangements

        Long-term debt consists of:

	December 31,
	2010	2009
	(in thousands)
Real estate secured loan payable under terms of loan agreement, with interest rates of 1.53% and 1.57% at December 31, 2010 and 2009, respectively	$3,394	$3,658
Less: current portion	(617)	(563)

	$2,777	$3,095

        Maturities of long-term debt under the long-term financing agreements in place are as follows for the years ended December 31, (in thousands):

2011	$617
2012	617
2013	617
2014	617
2015	617
Thereafter	309

        In June 2008, we entered into a five-year $100.0 million multi-currency secured credit facility ("Credit Facility"). The Credit Facility was secured by substantially all of the Company's and its domestic subsidiaries' assets, other than real estate, and a pledge of (i) 100% of the Company's investments in its domestic subsidiaries and (ii) 66 2/3% of the Company's investment in Hardinge Holdings GmbH, the parent corporation of our significant foreign subsidiaries. In addition, if certain conditions were met, Hardinge Holdings GmbH may have been required to pledge its investment in certain of its material foreign subsidiaries. The obligations of the Company and Hardinge Holdings GmbH were also guaranteed by all of the Company's domestic subsidiaries and, under certain conditions, by certain of the Company's material foreign subsidiaries. Interest was based on London Interbank Offered Rates ("LIBOR"') plus a spread which varied depending on the Company's debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratio. A variable commitment fee of 0.20% to 0.375%, based on the Company's debt to EBITDA ratio, was payable on the unused portion of the Credit Facility.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

5. Financing Arrangements (Continued)

        In March 2009, after using cash on hand generated from operating results to reduce the outstanding obligations under our $100.0 million multi-currency secured credit facility to $8.0 million, the facility was terminated. We recorded a non-cash charge of $1.0 million in 2009 related to the unamortized deferred financing costs in connection with this termination.

        In March 2009, we entered into an agreement with a bank for a 366 day $10.0 million term loan due on March 16, 2010. This term loan replaced the $100.0 million multi-currency secured credit facility. The term loan was secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 66 2/3% of the Company's investment in Hardinge Holdings GmbH. Interest was based on one-month ("LIBOR") plus 5.0%. The interest rate increased by 1.0% to LIBOR plus 6.0% on September 30, 2009, with a minimum interest rate of 5.5% at all times.

        In December 2009, we replaced the $10.0 million term loan due March 16, 2010 with a $10.0 million revolving credit facility due March 31, 2011. This new credit facility is secured by substantially all of the Company's U. S. assets (exclusive of real property), a negative pledge on the Company's headquarters in Elmira, NY and a pledge of 65% of the Company's investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Systems, Inc., a wholly-owned subsidiary of the Company and owner of the real property comprising the Company's world headquarters in Elmira, New York. The credit facility's interest is based on the one-month LIBOR with a minimum interest rate of 5.5%. The new credit facility does not include any financial covenants. Simultaneous with closing the new credit agreement, the Company used cash on hand generated from operating results to repay the $8.4 million that was outstanding under the $10.0 million term loan. In December 2010, we extended the maturity of the credit facility to March 31, 2012. All other terms of the credit facility remained the same. There are no amounts outstanding under this credit facility as of December 31, 2010 or 2009.

        We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. There was no balance outstanding at December 31, 2010 or 2009 on this line. The agreement is negotiated annually and requires no commitment fee and is payable on demand.

        At our Swiss subsidiary, Kellenberger, we have two credit agreements with one bank. The first facility provides for borrowing of up to CHF 7.5 million ($8.0 million equivalent) which can be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity conducted with the bank with maximum terms of 12 months. The interest rate is based on the prevailing money and capital market conditions and the bank's risk assessment of the borrower.

        The second credit facility is a working capital facility to provide for borrowing of up to CHF 5.0 million ($5.4 million equivalent), and can be used as a limit for cash credits in the form of fixed advances in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The interest rate, which is currently LIBOR plus 1.20% for a 90 day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of Kellenberger. The credit facility is secured by real property owned by Kellenberger. In June 2010, we amended this facility to increase our borrowing capacity to CHF 6.0 million ($6.4 million equivalent). In conjunction with this amendment, all other terms of the credit facility remained the same. At December 31, 2010 and 2009, there were no borrowings under the working capital facility.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

5. Financing Arrangements (Continued)

        The above two facilities are also subject to a minimum equity covenant requirement where the minimum equity for Kellenberger must be at least 35% of its balance sheet total assets. Indebtedness under both facilities is payable upon demand. At December 31, 2010 and 2009, we were in compliance with the required minimum equity ratios.

        Kellenberger also had a credit agreement with another bank that provided a CHF 7.0 million ($7.5 million equivalent) facility, which provided for the entire amount to be available for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.2 million equivalent) of the facility could have been used for working capital. The facility was secured by the Company's real estate in Biel, Switzerland up to CHF 3.0 million ($3.2 million equivalent). In August, 2010, this credit facility was amended to increase the available credit to CHF 9.0 million ($9.6 million equivalent). It provides for the entire amount to be available for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 5.0 million ($5.4 million equivalent) of the facility can be used for working capital. The amendment terminates on September 1, 2013 and the credit agreement reverts to its original terms. This amended facility is secured by the Company's real estate in Biel, Switzerland up to CHF 5.0 million ($5.4 million equivalent). The interest rate, which is currently LIBOR plus 4.75% for a 90 day borrowing, is determined by the bank based on current market conditions. It carries no commitment fees on unused funds. The credit facility contains a minimum equity ratio covenant. At December 31, 2010 and 2009, we were in compliance with the required minimum equity ratios and there were no borrowings under the working capital facility.

        At our Taiwan subsidiary, Hardinge Taiwan Precision Machinery Limited, we have a mortgage loan with a bank secured by the real property owned by the Taiwan subsidiary which initially provided borrowings of NTD 180.0 million New Taiwanese Dollars ("NTD") which was equivalent to approximately $5.5 million. At December 31, 2010 and 2009, borrowings under this agreement were NTD 99.0 million ($3.4 million equivalent) and NTD 117.0 million ($3.7 million equivalent). Principal on the mortgage loan is repaid quarterly in the amount of NTD 4.5 million ($0.2 million equivalent).

        In October 2009, Hardinge Machine Tools B.V., Taiwan Branch entered into an unsecured credit facility with a bank. This agreement provided a working capital facility of NTD 100.0 million ($3.4 million equivalent). This credit facility charged interest at the banks current base rate of 2.5% subject to change by the bank based on market conditions. It carried no commitment fees on unused funds. At December 31, 2009 the balance outstanding under this facility was NTD 43.6 million ($1.4 million equivalent). In March 2010, this credit facility was amended to change the borrowing currency from NTD to USD as well as increase the available credit under the facility to $5.0 million.

        In July 2010, the Hardinge Machine Tools B.V., Taiwan Branch credit facility was replaced with a new agreement that provides a $10.0 million multi-currency facility for working capital purposes. The credit facility charges interest at the bank's current base rate of 1.6% subject to change by the bank based on market conditions. This new credit facility matures on May 31, 2011. It carries no commitment fees on unused funds. At December 31, 2010, the balance outstanding under this facility was $1.7 million.

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.3 million at December 31, 2010. It expires on March 15, 2011. In total, we had various outstanding letters of credit totaling $8.0 million and $7.2 million at December 31, 2010 and 2009, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

5. Financing Arrangements (Continued)

        Under our current credit facilities, the Company has total credit availability of up to $50.5 million at December 31, 2010 of which $34.8 million is available for working capital needs. $31.4 million was available under these facilities at December 31, 2010. Total consolidated outstanding borrowings at December 31, 2010 and 2009 were $5.0 million and $5.0 million, respectively. Interest expense in 2010, 2009, and 2008 totaled $0.4 million, $1.9 million, and $1.7 million, respectively.

6. Income Taxes

        The Company's pre-tax income for domestic and foreign sources is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Domestic	$(8,467)	$(23,465)	$(16,712)
Foreign	5,401	(7,997)	(14,545)

Total	$(3,066)	$(31,462)	$(31,257)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$32,144	$26,714
State tax credit carryforwards	6,796	6,712
Postretirement benefits	1,012	1,079
Deferred employee benefits	2,107	2,366
Accrued pension	7,847	6,259
Inventory valuation	2,152	334
Other	5,564	5,479

	57,622	48,943
Less valuation allowance	(53,533)	(46,448)

Total deferred tax assets	4,089	2,495

Deferred tax liabilities:
Tax over book depreciation	(4,433)	(4,405)
Inventory valuation	(2,712)	(2,562)
Other	(191)	(1,212)

Total deferred tax liabilities	(7,336)	(8,179)

Net deferred tax liabilities	$(3,247)	$(5,684)

        We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, and Canadian net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

6. Income Taxes (Continued)

        In 2010, the valuation allowance increased by $7.1 million. This was due to an increase of $6.3 million due to not recording a tax benefit on losses and other deferred tax assets in the U.S., U.K., and Germany, and an increase of $0.8 million due to the net increase in minimum pension liabilities in the U.S. and the U.K., (and other items recorded in Other Comprehensive Income (Loss)).

        In 2009, the valuation allowance increased by $8.4 million. This was due to an increase of $11.2 million due to not recording a tax benefit on losses in the U.S., U.K., Germany, Canada, and the Netherlands, a decrease of $3.3 million due to the decrease in minimum pension liabilities in the U.S. and the U.K. (recorded in Other Comprehensive Income (Loss)), and an increase of $0.5 million due to a derecognition of uncertain tax positions.

        At December 31, 2010 and 2009, we had state investment tax credits of $6.8 million and $6.7 million, respectively, expiring at various dates through the year 2017. In addition, we have U.S. and state net operating loss carryforwards of $61.3 million and $52.2 million, respectively, which expire from 2023 through 2029. We also have foreign net operating loss carryforwards of $34.4 million. The U.S. net operating loss includes approximately $1.5 million of the net operating loss carryforward for which a benefit will be recorded in Additional Paid in Capital when realized.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal and state	$—	$—	$—
Foreign	3,645	1,313	3,463

Total current	3,645	1,313	3,463

Deferred:
Federal and state	(100)	100	(634)
Foreign	(1,377)	434	219

Total deferred	(1,477)	534	(415)

	$2,168	$1,847	$3,048

        There were tax refunds of $0.5 million in 2010, $1.4 million in 2009, and $0 in 2008. Income tax payments primarily related to foreign locations totaled $2.1 million, $2.5 million, and $5.6 million, in 2010, 2009, and 2008, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

6. Income Taxes (Continued)

        The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Income:

	2010	2009	2008
Federal income taxes at statutory rate	(35.0)%	(35.0)%	(35.0)%
Taxes on foreign income which differ from the U.S. statutory rate	(48.6)	1.4	4.0
Effect of change in the enacted rate in Swiss jurisdiction	2.0	0.8	(1.0)
Increase in valuation allowance	141.5	34.8	29.7
Recognition of state tax credits	—	—	(7.1)
Change in estimated liabilities	5.3	4.1	3.3
Tax effect of goodwill impairment	—	—	16.0
Other	5.5	(0.2)	(0.1)

	70.7%	5.9%	9.8%

        At the end of 2010, the undistributed earnings of our foreign subsidiaries, which amounted to approximately $115.5 million, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        We had been granted a tax holiday in China which expires in 2011. For 2010, our tax rate for our Chinese subsidiary was 22%, and our tax rate in China will be 24% in 2011 and 25% in 2012.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2010	2009
	(in thousands)
Balance at beginning of period	$2,443	$2,192
Additions for tax positions related to the current year	—	24
Additions for tax positions of prior years	836	318
Reductions for tax positions of prior years	(575)	—
Reductions due to lapse of applicable statute of limitations	(91)	(52)
Settlements	(486)	(39)

Balance at end of period	$2,127	$2,443

        If recognized, essentially all of the uncertain tax benefits and related interest at December 31, 2010 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

        We record interest and penalties on tax reserves as income tax expense in the financial statements. For the year ended December 31, 2010 interest expense of $0.07 million and a penalty reduction of $0.08 million were recorded, and there was $0.5 million of accrued interest and $0.2 million of accrued penalties related to uncertain tax positions included in the liability for uncertain tax positions at December 31, 2010.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

6. Income Taxes (Continued)

        For the year ended December 31, 2009 interest expense of $0.2 million and penalties of $.04 million were recorded, and there was $0.5 million of accrued interest and $0.3 million of accrued penalties related to uncertain tax positions included in the liability for uncertain tax positions at December 31, 2009.

        The tax years 2007 to 2010 remain open to examination by United States taxing authorities, and for our other major jurisdictions (Switzerland, U.K., Taiwan, Germany, Canada, and China); the tax years between 2005 to 2010 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

7. Industry Segment and Foreign Operations

        We operate in one business segment—industrial machine tools.

        Domestic and foreign operations consist of:

	Year ended December 31,
	2010			2009			2008
	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other	North America	Europe	Asia/ Other
	(in thousands)
Sales
Domestic	$54,715	$78,194	$125,115	$65,940	$88,365	$58,854	$114,207	$150,672	$62,193
Export	7,755	22,719	17,104	7,669	18,648	8,902	17,773	37,094	30,411

	62,470	100,913	142,219	73,609	107,013	67,756	131,980	187,766	92,604
Less inter-area eliminations	9,391	20,728	18,476	7,558	15,685	11,064	18,336	20,810	28,198

Total Net Sales	$53,079	$80,185	$123,743	$66,051	$91,328	$56,692	$113,644	$166,956	$64,406

Identifiable Assets	$54,271	$119,892	$100,684	$65,457	$111,378	$65,369	$112,755	$142,826	$54,244

        Sales attributable to European Operations and Asian Operations are based on those sales generated by subsidiaries located in Europe and Asia.

        Inter-area sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales.

        One customer in the consumer electronics business accounted for 10.7% of our net sales in 2010 and one customer in the automotive industry accounted for 6.8% of our net sales in 2009. No single customer accounted for more than 5% of consolidated sales in 2008.

        Machine sales accounted for approximately 75% of 2010, 2009, and 2008 net sales. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

7. Industry Segment and Foreign Operations (Continued)

Revenues from external customers by country:

	Year Ended December 31,
	2010	% of Total	2009	% of Total	2008	% of Total
	(in thousands)
Net Sales
United States	$54,426	21.2%	$60,550	28.3%	$99,193	28.8%
China	102,092	39.7%	51,667	24.1%	51,503	14.9%
Germany	25,267	9.8%	40,349	18.8%	51,850	15.0%
England	15,983	6.2%	15,973	7.5%	26,595	7.7%
Other Foreign	59,239	23.1%	45,532	21.3%	115,865	33.6%

Total Foreign	202,581	78.8%	153,521	71.7%	245,813	71.2%

Total Net Sales	$257,007	100.0%	$214,071	100.0%	$345,006	100.0%

Total Property, Plant and Equipment by country:

	Year Ended December 31,
	2010	% of Total	2009	% of Total	2008	% of Total
	(in thousands)
United States	$15,336	27.1%	$16,691	30.5%	$19,748	33.1%
Switzerland	30,675	54.2%	28,660	52.4%	30,077	50.5%
Taiwan	8,438	14.9%	7,564	13.8%	7,638	12.8%
Other Foreign	2,179	3.8%	1,796	3.3%	2,134	3.6%

Total Foreign	41,292	72.9%	38,020	69.5%	39,849	66.9%

Total PP&E	$56,628	100.0%	$54,711	100.0%	$59,597	100.0%

8. Employee Benefits

Pension and Postretirement Plans

        We provide a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The plan based benefits upon both years of service and earnings. Our policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. For our foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Each foreign plan requires employee and employer contributions except Hardinge Taiwan, which requires only employer contributions. Effective June 15, 2009, we suspended benefit accruals under the U.S. defined benefit pension plan (which was closed to new participants in 2004). In November and September of 2010, we permanently froze the accrual of benefits under the domestic and one of our foreign defined benefit pension plans.

        Domestic employees hired on or after March 1, 2004 have retirement benefits under our 401(k) defined contribution plan. After one year of service, we will contribute 4% of an employee's pay and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Employee Benefits (Continued)

will further match 25% of the first 4% that the employee contributes. As of June 15, 2009, we suspended the 25% company match as well as the 4% company contribution to the 401(k) plan. For 2009, employees were credited with a pro-rata portion of the 4% company contribution which was paid in January 2010. We made contributions of $0.1 million and $0.2 million in 2010 and 2009, respectively. In November 2010 and effective January 1, 2011, we rescinded the suspension of company contributions to the plan. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit plan, employees that were actively participating in the domestic defined benefit plan became eligible to receive company contributions in the 401(k) defined contribution plan. Additionally, upon reaching age 50, employees who are age 40 or older as of January 1, 2011 are also provided enhanced employer contributions in the 401(k) defined contribution plan to compensate for the loss of future benefit accruals under the defined benefit plan. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

        As a result of the permanent freeze to the accrual of benefits under the domestic and one of our foreign defined benefit pension plans, we realized a net curtailment gain of $0.3 million in 2010. As a result of our 2009 restructuring activities in North America and Europe, we realized a reduction in the number of participants in our defined benefit pension and post-retirement plans. Accordingly, in 2009, we recognized settlement and curtailment losses of $0.6 million in our defined benefit pension plans and a curtailment gain of $0.6 million in our other post-retirement benefits plan.

        We provide a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who have or will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement on or after reaching age 55 are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of management. We also provide a non-contributory life insurance plan to retirees who meet the same eligibility criteria as required for retiree health insurance. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

        In 2009 and 2008, we offered a Voluntary Early Retirement Program ("VERP") to eligible employees. Employees were eligible to participate in the VERP if the sum of their current age and length of service equaled 94 years. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. We have recognized $1.1 million in costs for the 2009 and 2008 VERP, of which $0.6 million and $0.8 million are included within the postretirement benefit obligation at December 31, 2010 and December 31, 2009, respectively.

        Increases in the cost of the retiree health plan are paid by the participants with the exception of premium costs for eligible employees who retired under a VERP. For each VERP retiree, we pay the premium in excess of a scheduled amount until they reach Medicare eligibility or for a period not to exceed five years at which point the retiree assumes responsibility for any premium increases.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Employee Benefits (Continued)

        The discount rate for determining benefit obligations in the postretirement benefits plan was 5.50% and 5.80% at December 31, 2010 and 2009, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2010 by $0.1 million.

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated Company is presented below. The pension cost includes an executive supplemental pension plan.

	Pension Benefits Year Ended December 31,			Postretirement Benefits Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(in thousands)			(in thousands)
Service cost	$1,313	$2,401	$3,468	$17	$17	$26
Interest cost	8,584	8,592	8,948	156	203	150
Expected return on plan assets	(9,430)	(9,927)	(11,042)	—	—	—
Amortization of prior service cost	(120)	(145)	(105)	(370)	(505)	(505)
Amortization of transition asset	(225)	(228)	(355)	—	—	—
Special termination benefits	—	—	582	—	376	725
Settlement/Curtailment loss (gain)	(333)	622	296	—	(634)	—
Amortization of loss	866	1,657	91	—	(15)	—

Net periodic benefit cost	$655	$2,972	$1,883	$(197)	$(558)	$396

        The net periodic benefit cost for the foreign pension plans included in the amounts above was $1.7 million, $2.8 million, and $0.3 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

        A summary of the changes in pension and postretirement benefits recognized in Other Comprehensive (Income) Loss is presented below.

	Pension Benefits Year Ended December 31,		Postretirement Benefits Year Ended December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Accumulated Other Comprehensive Loss (Income) at beginning of period	$30,274	$55,545	$(1,586)	$(2,540)
Net loss (gain) arising during period	9,598	(24,320)	36	(50)
Amortization of transition asset (obligation)	(18)	221	—	—
Amortization of prior service cost	509	397	370	989
Amortization of gain (loss)	(722)	(2,623)	—	15
Foreign currency exchange impact	924	1,054	—	—

Total recognized in Other Comprehensive Loss (Income), before tax	10,291	(25,271)	406	954

Accumulated Other Comprehensive Loss (Income) at end of period	$40,565	$30,274	$(1,180)	$(1,586)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Employee Benefits (Continued)

        We expect to recognize $1.7 million of net loss, $0.3 million credit of transition asset obligation and $0.1 million of net prior service cost credit as components of net periodic pension cost in 2011 for our defined benefit pension plans. We expect to recognize $0.4 million of net prior service credit as components of net periodic postretirement benefit cost in 2011.

        A summary of the Pension and Postretirement Plans' funded status and amounts recognized in our consolidated balance sheets is as follows:

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$171,649	$182,413	$2,918	$2,898
Service cost	1,313	2,401	17	17
Interest cost	8,584	8,592	156	203
Plan participants' contributions	1,532	1,834	601	732
Actuarial (gain) loss	12,816	(1,921)	35	(50)
Foreign currency impact	7,003	3,606	—	—
Special termination benefits/curtailment	(515)	(7,539)	—	226
Benefits and administrative expenses paid	(12,029)	(17,737)	(993)	(1,108)

Benefit obligation at end of period	190,353	171,649	2,734	2,918

Change in plan assets:
Fair value of plan assets at beginning of period	151,465	135,273	—	—
Actual return on plan assets	12,441	24,951	—	—
Employer contribution	2,922	4,408	392	376
Plan participants' contributions	1,532	1,834	601	732
Foreign currency impact	6,874	2,736	—	—
Benefits and administrative expenses paid	(12,029)	(17,737)	(993)	(1,108)

Fair value of plan assets at end of period	163,205	151,465	—	—

Reconciliation of funded status:
Funded status	(27,148)	(20,184)	(2,734)	(2,918)
Unrecognized net loss (gain)	42,686	32,866	(220)	(256)
Unrecognized transition (asset)	(1,622)	(1,639)	—	—
Unrecognized prior service cost	(499)	(953)	(960)	(1,330)

Net amount recognized	$13,417	$10,090	$(3,914)	$(4,504)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Employee Benefits (Continued)

	Pension Benefits December 31,		Postretirement Benefits December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$2,111	$2,032	$—	$—
Accrued benefit liability	(29,259)	(22,216)	(2,734)	(2,918)
Accumulated other comprehensive loss (income)	40,565	30,274	(1,180)	(1,586)

Net amount recognized	$13,417	$10,090	$(3,914)	$(4,504)

        The projected benefit obligations for the foreign pension plans included in the amounts above were $92.2 million and $79.3 million at December 31, 2010 and 2009, respectively. The plan assets for the foreign pension plans included above were $84.2 million and $75.8 million at December 31, 2010 and 2009, respectively.

        The accumulated benefit obligations were $185.0 million and $165.8 million at December 31, 2010 and 2009, respectively.

        The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (all plans except one plan in Switzerland in 2010 and 2009):

	Pension Benefits December 31,
	2010	2009
	(in thousands)
Projected benefit obligations	$185,076	$167,439
Plan assets	155,817	145,223

Excess of projected benefit obligations over plan assets	$29,259	$22,216

        The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (all plans except Taiwan and one plan in Switzerland in 2010 and all plans except Taiwan and two plans in Switzerland in 2009):

	Pension Benefits December 31,
	2010	2009
	(in thousands)
Accumulated benefit obligations	$179,175	$105,471
Plan assets	154,883	85,189

Excess of accumulated benefit obligations over plan assets	$24,292	$20,282

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Employee Benefits (Continued)

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
For the domestic pension plan and the domestic post-retirement benefit plan:
Assumptions at January 1
Discount rate	6.27%	6.60%	5.80%	6.50%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
Rate of compensation increase	N/A	3.50%	N/A	N/A
For domestic post-retirement benefit plan:
Assumptions at April 1,
Discount rate				7.65%
For the foreign pension plans:
Weighted average assumptions at January 1,
Discount rate	3.79%	3.40%
Expected return on plan assets	4.23%	5.14%
Rate of compensation increase	2.78%	2.76%

        Actuarial assumptions used to determine pension obligations and other postretirement obligations include:

	Pension Benefits		Postretirement Benefits
	2010	2009	2010	2009
For the domestic pension plan and the domestic post-retirement benefit plan:
Assumptions as of December 31,
Discount rate	5.93%	6.27%	5.50%	5.80%
Rate of compensation increase	N/A	N/A	N/A	N/A
For the foreign pension plans:
Weighted average assumptions as of December 31,
Discount rate	3.09%	3.84%
Rate of compensation increase	2.51%	2.83%

        For our domestic and foreign plans, discount rates used to determine the benefit obligations are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit payments. To develop the expected long-term rate of return on assets assumption, for our domestic and foreign plans, we considered the current level of expected returns on risk free investments (primarily government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Employee Benefits (Continued)

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

        Our funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. Of our defined benefit plans, the U.S. plan covering the parent company is the largest. The contributions to the U.S. defined benefit plan for the year ended December 31, 2010 totaled $0.5 million.

Cash flows

Contributions

        The expected contributions to be paid during the year ending December 31, 2011 to the domestic defined benefit plan are approximately $1.8 million. We also provide defined benefit pension plans or defined contribution retirement plans for our foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2011 to the foreign defined benefit plans are $2.3 million. For each of our foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2011	$8,602	$460
2012	8,360	390
2013	9,486	341
2014	9,280	178
2015	9,718	165
Years 2016-2020	55,257	823

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

8. Employee Benefits (Continued)

Foreign Operations

        Hardinge also has employees in certain foreign countries that are covered by defined contribution retirement plans and other employee benefit plans. Related obligations and costs charged to operations for these are not material. The foreign entities with defined benefit plans are included in the consolidated pension plan described earlier within this Employee Benefits Note.

9. Fair Value of Financial Instruments

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

        The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of December 31, 2010:

	Classification	Total	Level 1	Level 2	Level 3
		(in thousands)
Foreign currency forwards	Prepaid expenses	$254	$—	$254	$—
Foreign currency forwards	Accrued expenses	$106	$—	$106	$—

        The following table presents the fair values and classification of our financial assets and liabilities measured on a recurring basis as of December 31, 2009:

	Classification	Total	Level 1	Level 2	Level 3
		(in thousands)
Foreign currency forwards	Prepaid expenses	$63	$—	$63	$—
Foreign currency forwards	Accrued expenses	$33	$—	$33	$—

        Our derivative assets and liabilities are foreign exchange derivatives that are measured at fair value using internal models based on observable market inputs such as spot and forward rates. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. As of December 31, 2010, there were no significant transfers in and out of Level 1 and Level 2.

        At December 31, 2010 and 2009, the carrying value of notes receivable approximated their fair value. The fair value of our variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable. During 2010 and 2009, we did not have any significant non-recurring measurements of nonfinancial assets and nonfinancial liabilities other than the impairment related to machinery and equipment. See Note 3.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

9. Fair Value of Financial Instruments (Continued)

Pension Plan Assets

        The following table presents the fair values and classification of our defined benefit plan assets as of December 31, 2010:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Growth funds(1)	$42,589	$41,391	$1,198	$—
Income funds(2)	24,323	23,414	909	—
Growth and Income funds(3)	66,768	—	66,768
Hedge funds(4)	23,710	—	—	23,710
Real Estate funds	2,991	922	2,069	—
Other Assets	553	—	553	—
Cash and equivalents	2,271	2,271	—	—

Total	$163,205	$67,998	$71,497	$23,710

        The following table presents the fair values and classification of our defined benefit plan assets as of December 31, 2009:

Asset Category	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Growth funds(1)	$36,347	$35,451	$896	$—
Income funds(2)	22,236	21,182	1,054	—
Growth and Income funds(3)	60,423	—	60,423
Hedge funds(4)	23,859	—	—	23,859
Real Estate funds	2,549	765	1,784	—
Cash and equivalents	6,051	6,051	—	—

Total	$151,465	$63,449	$64,157	$23,859

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

(4)
Hedge funds represent a managed portfolio of investments that use advanced investment strategies such as leveraged, long, short and derivative positions in both domestic and international markets with the goal of generating high returns. These funds are subject to quarterly redemptions and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

9. Fair Value of Financial Instruments (Continued)

  advanced notification requirements, as well as the right to delay redemption until sufficient fund liquidity exists.

        The table below sets forth a summary of the changes in the fair value of the defined benefit plans level 3 assets for the year ended December 31, 2010 and 2009:

	Year ending December 31
	2010	2009
	(in thousands)
Beginning of Period	$23,859	$19,082
Unrealized gains (losses)	851	3,036
Realized gains (losses)	327	414
Purchases	2,000	6,000
Sales/settlements	(3,327)	(4,673)

End of Period	$23,710	$23,859

        Most of our defined benefit pension plan Level 1 assets are debt and equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing prices from active markets. The Level 2 assets are typically investments in pooled funds, which are measured based on the value of their underlying assets that are publicly traded with observable values. The fair value of our Level 3 plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.

10. Derivative Financial Instruments

        We principally use derivative financial instruments to manage foreign exchange risk related to foreign operations and foreign currency transactions. We enter into derivative financial instruments with a number of major financial institutions to minimize foreign exchange risk. These derivatives do not qualify for hedge accounting treatment. We have foreign currency exposure on receivables and payables that are denominated in a foreign currency and are adjusted to current values using period-end exchange rates. The resulting gains or losses are recorded in the statement of operations. To minimize foreign currency exposure, we have foreign currency forwards with notional amounts of approximately $22.3 million and $12.4 million at December 31, 2010 and December 31, 2009, respectively.

        Generally, our foreign currency forwards are recorded in the balance sheet at fair value and resulting gains or losses are recorded in the statements of operations, generally offsetting the gains or losses from the revaluation of the foreign currency denominated assets and liabilities. At December 31, 2010, the fair value of the foreign currency forwards was a $0.3 million asset, which was included in prepaid expenses and a $0.1 million liability which was included in accrued expenses. At December 31, 2009, the fair value of the foreign currency forwards was a $0.06 million asset, which was included in prepaid expenses and a $0.03 million liability which was included in accrued expenses. The (gain) loss recognized for derivative instruments in the statement of operations for the year ended December 31, 2010 and 2009 was ($1.4) million and $0.6 million, respectively, and was included in other (income) expense.

        We also enter into forward contracts to hedge vendor firm commitments. These contracts, which are for less than two years, have maturity dates in alignment with our contractual payment

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

10. Derivative Financial Instruments (Continued)

requirements. These derivatives are treated as cash flow hedges. Gains or losses resulting from the changes in the fair value of these hedging contracts are charged to Other Comprehensive (Income) Loss. Gains or losses on any ineffective portion of the contracts will be recognized in earnings. There was no impact on earnings in 2010 related to these contracts. The unrealized (gain) loss recognized for derivative instruments that qualify for hedge accounting treatment in Other Comprehensive (Income) Loss for the year ended December 31, 2010 was $0.1 million.

11. Commitments and Contingencies

        The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on our financial position or results of operations.

        On October 28, 2008, a putative class-action lawsuit was filed in the United States District Court for the Western District of New York against the Company and certain former officers. This complaint, as amended, alleged that during the period from January 16, 2007 to February 21, 2008 the defendants made misleading statements and/or omissions relating to our business and operating results in violation of the Federal securities laws. On May 29, 2009, the Company filed a motion to dismiss the complaint. By a decision and order dated February 2, 2010, the Court dismissed the class action lawsuit. The plaintiff did not file a notice to appeal the Court's dismissal of the lawsuit and the time to appeal expired.

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

        A substantial portion of the Pond is located on our property. Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

11. Commitments and Contingencies (Continued)

also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis. The cost of the RI/FS was estimated to be approximately $0.84 million. We estimate our portion of the study to be $0.12 million for which we have established a reserve of $0.13 million. As of December 31, 2010 we have incurred total expenses of $0.12 million with respect to the study and other activities relating to the Site. The remaining reserve balance at December 31, 2010 is $0.01 million.

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

        Although we believe, based upon information currently available that except as described in the preceding paragraphs we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to Hardinge.

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.1 million, $1.9 million, and $2.5 million, during the years ended December 31, 2010, 2009, and 2008, respectively.

        Future minimum payments under non-cancelable operating leases are as follows for the years ending December 31 (in thousands):

2011	$1,726
2012	1,132
2013	977
2014	801
2015	592
Thereafter	2,038

Total	$7,266

        The Company has entered into written employment contracts with its executive officers. The currently effective term of the employment agreements is two years and the agreements contain an automatic, successive one-year extension unless either party provides the other with 60 days prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

11. Commitments and Contingencies (Continued)

each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment, the amount of which is increased upon certain termination events following a change in control.

        During 2008 and 2009, the Company offered a Voluntary Early Retirement Program (VERP) to employees whose sum of current age and length of service equaled 94. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. The Company also incurred various restructuring related charges in 2009 due to workforce reductions in Europe, the closure of our Exeter England facility, and the reduction in our U.S. workforce due the strategic changes within the Elmira, NY manufacturing facility. Total severance related charges on these items in 2009 were $4.3 million. There was no additional charge in 2010. These charges were recorded in SG&A in our Statement of Operations.

12. Shareholders' Equity

Common Shares Outstanding

        As of December 31, 2010, Hardinge has 20,000,000 common shares of stock authorized and 12,472,992 shares issued. On December 31, 2010, 2009 and 2008, we had 11,607,289, 11,533,752 and 11,469,164 shares of common stock outstanding, respectively.

Treasury Shares

        The number of shares of common stock in treasury was as follows:

	Year Ended December 31,
	2010	2009	2008
Shares—beginning of year	939,240	1,003,828	993,076
Shares distributed/exercised	(77,037)	(78,685)	(94,252)
Shares purchased	—	2,497	62,137
Shares forfeited	3,500	11,600	42,867

Shares—end of year	865,703	939,240	1,003,828

Share Repurchase Program

        In 2008, the Board of Directors approved a share repurchase program for up to $10.0 million of our common stock to be purchased through February 28, 2010. The Company repurchased 45,500 shares of our common stock at an average price of $12.72 through this program during 2008.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

12. Shareholders' Equity

Share Purchase Rights Plan

        In February 2010, the Company adopted a one-year Shareholders Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The Rights are designed to ensure that all stockholders of Hardinge receive fair and equal treatment in the case of a takeover bid and to enable our stockholders to realize the full long-term value of their investment. No Rights were exercised under the Shareholder Rights Plan, which expired on March 1, 2011.

13. Earnings Per Share

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

	Year Ended December 31,
	2010	2009	2008
	(in thousands except for per share data)
Net (loss)	$(5,234)	$(33,309)	$(34,305)
Earnings allocated to participating stock awards	(4)	(4)	(24)

Net (loss) applicable to common shareholders	$(5,238)	$(33,313)	$(34,329)

Denominator for basic and diluted calculations
Average common shares used in basic and diluted computation	11,409	11,372	11,309

(Loss) per share:
Basic (loss) per share	$(0.46)	$(2.93)	$(3.04)

Diluted (loss) per share	$(0.46)	$(2.93)	$(3.04)

        There is no dilutive effect of the restrictive stock and stock options for the year ended December 31, 2010, 2009, and 2008 since the impact would be anti-dilutive. 150,262, 54,933, and 69,167 shares would have been included in the diluted earnings per share calculations for the year ended December 31, 2010, 2009, and 2008, respectively, had the impact of including these diluted securities not been anti-dilutive. All restricted shares are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from the date of grant. Stock options vest over a three year period and are exercisable over ten years.

14. Incentive Stock Plans

        We have an Incentive Stock Plan which allows the Board of Directors to issue restricted stock, performance share awards, stock options, and stock appreciation rights. Under the 2002 Plan, an aggregate of 450,000 shares of common stock can be awarded.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

14. Incentive Stock Plans (Continued)

        The Company recognizes share-based compensation expense in relation to restricted stock awards. A summary of the restricted stock activity under the Incentive Stock Plan is as follows:

	Year Ended December 31,
	2010	2009	2008
Shares and units at beginning of period	184,500	179,483	177,000
Shares granted	44,540	37,500	83,000
Units granted	25,800	—	13,000
Shares vested	(3,500)	(20,883)	(47,150)
Shares cancelled or forfeited	(3,500)	(11,600)	(46,367)

Shares and units at end of period	247,840	184,500	179,483

Intrinsic value of shares vested (in millions)	$0.0	$0.0	$0.1

        A total of 247,840 and 184,500 restricted shares/units of common stock were outstanding under the plans at December 31, 2010 and December 31, 2009, respectively. All shares of restricted stock are subject to forfeiture and restrictions on transfer. Unconditional vesting occurs upon the completion of a specified period ranging from three to eight years from date of grant.

        Deferred compensation associated with these restricted stock awards is measured by the market value of the stock on the date of grant and totaled $0.4 million, $0.2 million, and $0.7 million, related to awards in 2010, 2009, and 2008, respectively. This deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to eight years. The unamortized deferred compensation at December 31, 2010, 2009, and 2008 totaled $0.8 million, $1.0 million and $1.3 million, respectively, and is included in additional paid in capital as a reduction of shareholders' equity.

        We use shares of stock held in treasury to fulfill restricted stock awards or shares earned from the exercise of stock options.

        A summary of the stock option activity under the Incentive Stock Plans is as follows:

	Year Ended December 31,
	2010	2009	2008
Options at beginning of period	77,240	78,740	36,490
Options granted	—	—	46,000
Weighted average grant price per share	—	—	$3.84
Market value per share at date of grant	—	—	$3.84
Options canceled or forfeited	(2,250)	(1,500)	(2,250)
Weighted average price per share	$10.50	$17.44	$25.11
Options exercised	—	—	(1,500)
Weighted average price per share	—	—	$7.81

Options at end of period	74,990	77,240	78,740

        There were no options exercised in 2010 or 2009. During 2008, the Company received cash of $0.01 million for 1,500 options that were exercised. The aggregate intrinsic value of options exercised during the year ended December 31, 2008 was $0.01 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

14. Incentive Stock Plans (Continued)

        The following table summarizes information about the stock options outstanding as of December 31, 2010:

Range of exercise prices	Number Outstanding and exercisable at 12/31/10	Number Outstanding and non-exercisable at 12/31/10	Weighted average remaining life in years	Weighted average exercise price
$3.84	30,667	15,333	7.92	$3.84
$6.71 to $7.81	10,490	—	2.09	$7.57
$12.05 to $14.80	18,500	—	2.50	$13.07

Total	59,657	15,333	5.77	$6.64

        The aggregate intrinsic value of exercisable options as of December 31, 2010 was $0.2 million.

15. Accumulated Other Comprehensive Income (Loss)

        The components of Other Comprehensive Income (Loss), net of tax, for the year ended December 31, 2010 and 2009 are as follows:

	For the Year Ended December 31,
	2010	2009
	(in thousands)
Other Comprehensive Income (Loss):
Retirement related plans adjustments (net of tax of $1,366 in 2010 and ($3,299) in 2009)	$(9,331)	$21,018
Foreign currency translation adjustments (net of tax of ($398) in 2010 and $0 in 2009)	10,507	5,377
Unrealized gain (losses) on derivatives:
Cash flow hedges	(90)	—

Other Comprehensive Income	$1,086	$26,395

        Balances of the components of Accumulated Other Comprehensive Income (Loss), net of tax, in the Consolidated Balance Sheets are as follows:

	Accumulated balances at December 31,
	2010	2009
	(in thousands)
Accumulated Other Comprehensive Income (Loss):
Retirement related plans (net of tax of $6,639 in 2010 and $5,273 in 2009)	$(32,746)	$(23,415)
Foreign currency translation adjustments (net of tax of $317 in 2010 and $715 in 2009)	33,815	23,308
Unrealized gain (losses) on derivatives:
Cash flow hedges	(90)

Accumulated Other Comprehensive Income (Loss)	$979	$(107)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

16. Acquisition of the Assets of Jones & Shipman

        On April 7, 2010, the Company completed the acquisition of certain assets of Jones and Shipman Precision Limited, a UK based manufacturer of grinding and super-abrasive machines and machining systems, for £2.0 million ($3.0 million equivalent) from Precision Technologies Group Limited. In conjunction with this asset acquisition, we established Jones & Shipman Grinding Limited, a new UK based wholly owned subsidiary. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. We expensed acquisition related costs of $0.3 million during 2010 and recorded it in selling, general and administrative expense in the Consolidated Statement of Operations. The acquisition provided Hardinge with valuable product lines, as well as the addition of the strong Jones & Shipman brand name to our grinding portfolio.

        The acquisition agreement contains provisions for a contingent purchase price payment based on sales through March 31, 2014. The contingent purchase price payment is 5.42% of sales in excess of £36.4 million (approximately $54.5 million), with a maximum payment of £0.3 million (approximately $0.45 million). Based on the Company's forecasted revenue over this period, the fair value of this contingent purchase price was £0.2 (approximately $0.3 million) as of April 7, 2010 and December 31, 2010. This contingent liability is recorded on the balance sheet within accrued expenses.

        The following table summarizes the allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as of December 31, 2010:

December 31, 2010
(in thousands)
Assets acquired
Accounts receivable, net	$2,778
Inventory	3,712
Property, plant and equipment	452
Other assets	399
Tradename and other intangible assets	346

Total assets acquired	$7,687

Liabilities Assumed
Account payable, accrued expenses and other liabilities	4,026

Net assets acquired	$3,661

        The assets acquired and liabilities assumed are measured at fair value. Acquired inventory is valued based on one of the following methods: for acquired finished goods inventory, the value is based on the expected sales price less an allowance for direct selling costs and profits thereon; for acquired work in process the value is based on the expected sales price less an allowance for costs to complete the manufacturing process, direct selling costs and profits thereon; and for acquired raw materials, the value is based on the current market price. Acquired property, plant and equipment are valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. The weighted average life of these intangible assets is 6.6 years. Other assets, accounts payable, accrued expenses and other liabilities are expected to be settled at face value; therefore face value is assumed to approximate fair value. The fair value of the net assets acquired exceeded the purchase price; accordingly, a gain of £0.4 million (approximately $0.6 million) was recorded in 2010 within other expense (income) in the Consolidated Statement of Operations.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

17. Unsolicited Tender Offer by Industrias Romi S.A.

        On March 30, 2010, Industrias Romi S.A. ("Romi"), through a wholly-owned subsidiary, commenced an unsolicited tender offer to acquire the outstanding Common Shares of Stock of Hardinge Inc. ("Hardinge" or the "Company") for $8.00 per share, subject to a number of terms and conditions contained in the tender offer documents filed by Romi with the SEC ("Romi's Offer"). On May 10, 2010, Romi increased their offer to $10.00 per share ("Romi's Amended Offer"). After multiple extensions, on July 15, 2010 Romi announced the expiration of their tender offer to acquire all of the outstanding shares of Hardinge and did not further extend the offer. No shares of Hardinge stock were purchased pursuant to the offer, and Romi indicated that all shares of Hardinge previously tendered and not withdrawn were returned.

        As noted in the Company's Schedule 14D-9 filings with the SEC, our Board unanimously determined that Romi's Offer and Romi's Amended Offer were not in the best interests of the Company and the Company's shareholders and recommended that Company shareholders reject Romi's Offer and not tender their shares. The Schedule 14D-9 and the amendments thereto include a complete discussion of the reasons and other material factors contributing to the Board of Director's recommendations.

        The Company recorded expense of $3.5 million in 2010 within Selling, General and Administrative expense in the Consolidated Statement of Operations related to this unsolicited tender offer.

18. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2010 and 2009 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2010
Net sales	$43,170	$59,899	$71,931	$82,007
Gross profit	8,940	14,671	17,937	19,742
(Loss) income from operations	(5,257)	(701)	(39)	3,267
Net (loss) income	(5,186)	(774)	(1,198)	1,924
Basic (loss) income per share:
Weighted average shares outstanding	11,408	11,409	11,409	11,409
(Loss) income per share	$(0.45)	$(0.07)	$(0.11)	$0.17
Diluted (loss) income per share:
Weighted average shares outstanding	11,408	11,409	11,409	11,586
(Loss) income per share	$(0.45)	$(0.07)	$(0.11)	$0.17

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2009
Net sales	$52,114	$55,262	$50,064	$56,631
Gross profit	14,051	12,946	3,749	10,050
(Loss) from operations	(3,910)	(4,833)	(14,411)	(6,496)
Net (loss)	(5,376)	(4,957)	(14,692)	(8,284)
Basic (loss) per share:
Weighted average shares outstanding	11,368	11,373	11,373	11,373
(Loss) per share	$(0.47)	$(0.44)	$(1.29)	$(0.73)
Diluted (loss) per share:
Weighted average shares outstanding	11,368	11,373	11,373	11,373
(Loss) per share	$(0.47)	$(0.44)	$(1.29)	$(0.73)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

18. Quarterly Financial Information (Unaudited) (Continued)

        2009 results include a non-cash impairment charge of $1.7 million associated with certain machinery and equipment formerly utilized in the manufacture of non-critical parts in our Elmira, NY facility.

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

19. New Accounting Standards

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

        In January 2010, the FASB issued an amendment to ASC Topic 820 Fair Value Measurements and Disclosures. The amendment requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). We have applied the new disclosure requirements as of January 1, 2010, which is effective for fiscal years beginning after December 15, 2010. Other than requiring additional disclosures, adoption of this new guidance did not and will not have a material impact on our consolidated financial statements.

20. Subsequent Event

        In February 2010, the Company adopted a one-year Shareholders Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The Rights are designed to ensure that all stockholders of Hardinge receive fair and equal treatment in the case of a takeover bid and to enable our stockholders to realize the full long-term value of their investment. No rights were exercised under the Shareholder Rights Plan, which expired on March 1, 2011.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.—CONTROLS AND PROCEDURES

(a)
Management's Evaluation of Disclosure Controls and Procedures

        Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness as of December 31, 2010 of the design and operation of the Company's disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

        Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting

        The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of December 31, 2010.

        Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting.

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

        We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hardinge Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010 of Hardinge Inc. and Subsidiaries and our report dated March 14, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York
March 14, 2011

 PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 30, 2011. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	55	2008	President and Chief Executive Officer since May 2008; Senior Vice President and Chief Operating Officer March 2008-May 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005-February 2008; Executive Vice President of Hardinge Inc., April 2000-July 2005. Member of the Board of Directors of Hardinge from 2001-July 2005. Various other Company positions, 1983-2000.
Edward J. Gaio	57	2008

Vice President and Chief Financial Officer since March 2008; Controller and Chief Accounting Officer, September 2006-February 2008; Vice President, Finance of Agilysys, Inc., 2005-July 2006; Vice President and Controller of Agilysys, Inc., 1999-2005.

James P. Langa	52	2009

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

Douglas C. Tifft	56	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998-1999; Vice President—Employee Relations since 1988. Various other Company positions 1978-1988.

CODE OF ETHICS

        Our Board of Directors adopted the Code of Ethics for the Chief Executive and the Senior Financial Officers and the Code of Conduct for Directors and Executive Officers which supplement the Code of Conduct governing all employees and directors. In February 2011, our Board of Directors adopted an amended and restated version of the Code of Ethics for the Chief Executive and Senior Financial Officers. A copy of all said Codes is available on our website at www.hardinge.com. We will also provide a copy of the said Codes to shareholders upon request. We will disclose future amendments to, or waivers from, the said Code of Ethics for the Chief Executive and Senior Financial Officers s on our website within four business days following the date of such amendment or waiver.

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 30, 2011.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 30, 2011.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 30, 2011.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 30, 2011.

 PART IV

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements: The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.
	(2)
		Financial Statement Schedules: The financial statement schedules of the Registrant listed in ITEM 8. of Form 10-K as filed on March 14, 2011 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:
		Schedule II—Valuation and Qualifying Accounts
	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)	Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item		Description
3.1	—	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.
3.2	—	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010.
3.3	—	By-Laws of Hardinge Inc. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
3.4	—	Amendment to the By-Laws of Hardinge Inc. dated December 9, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
4.1	—	Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.
4.2	—	Rights Agreement, dated as of February 18, 2010, between Hardinge Inc. and Computershare Trust Company, N.A., which includes the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010.
10.1	—	$3,000,000 Line of Credit between Hardinge Inc. and Chemung Canal Trust Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.
10.2	—	Credit Agreement dated December 10, 2009 between Hardinge Inc. and M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.3	—	Revolving LIBOR Grid Note dated December 10, 2009 in the principal amount of $10,000,000 by Hardinge Inc. to M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.

Item		Description
10.4	—	Replacement Revolving LIBOR Grid Note dated December 29, 2010 in the principal amount of $10,000,000 by Hardinge Inc. to M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2011.
10.5	—	General Security Agreement dated December 10, 2009 by Hardinge Inc. in favor of M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.6	—	Pledge of Securities dated December 10, 2009 between Hardinge Inc. and M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.7	—	Negative Pledge Agreement dated December 10, 2009 by Hardinge Technology Systems, Inc. in favor of M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.8	—	Post Closing Agreement dated December 10, 2009 by and among Hardinge Inc., Hardinge Technology Systems, Inc., and M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.9	—	Credit Agreement dated August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.
10.10	—	Amendment Number One, dated December 10, 2009 to the Credit Agreement dated as of August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.
10.11	—	Amendment Number Two, dated August 31, 2010 to the Credit Agreement dated as of August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.
10.12	—	Credit Agreement dated August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 5,000,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.
10.13	—	Credit Agreement dated June 17, 2010 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 6,000,000, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.14	—	Amendment Number One, dated August 31, 2010 to the Credit Agreement dated June 17, 2010 between Kellenberger & Co. AG and Credit Suisse , incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.
10.15	—	Credit Agreement dated October 30, 2009 between Kellenberger & Co. AG and UBS AG in the amount of CHF 7,000,000, incorporated by reference from the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 2009.
10.16	—	Supplemental One dated August 10, 2010 to the Master Credit Agreement dated October 30, 2009 between Kellenberger & Co. AG and UBS AG, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2010.

Item		Description
10.17	—	Credit Agreement dated October 30, 2009 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co, Ltd. in the amount of NT$100,000,000, incorporated by reference from the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 2009.
10.18	—	Amendment Number One to the Credit Agreement dated October 30, 2009 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co, Ltd. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.19	—	Credit Agreement dated July 12, 2010 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co, Ltd. in the amount of $10,000,000. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10.20	—	Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).
*10.21	—	The 2002 Hardinge Inc. Incentive Stock Plan., incorporated by reference from the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2008.
*10.22	—	Hardinge Inc. Cash Incentive Plan incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2006.
*10.23	—	Hardinge Inc. Amended Cash Incentive Plan.
*10.24	—	Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
*10.25	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Douglas C. Tifft dated as of April 1, 1995, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.26	—	Employment Agreement with Douglas C. Tifft dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.
*10.27	—	Employment Agreement with Richard L. Simons effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.
*10.28	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Richard L. Simons dated March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.29	—	Employment Agreement with Richard L. Simons dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.
*10.30	—	Employment Agreement with Edward J. Gaio effective March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2008.
*10.31	—	Amendment Number One dated December 9, 2008 to the Employment Agreement with Edward J. Gaio dated March 3, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2008.
*10.32	—	Employment Agreement with Edward J. Gaio dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

Item		Description
*10.33	—	Employment Agreement with James P. Langa effective September 1, 2010, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2010.
*10.34	—	Employment Agreement with James P. Langa dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.
*10.35	—	Separation and Consulting Agreement with J. Patrick Ervin dated May 22, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.
*10.36	—	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2005.
*10.37	—	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).
14	—	The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.
21	—	Subsidiaries of the Company.
23	—	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	—	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan or arrangement.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beg. of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
	(dollars in thousands)
Year ended December 31, 2010:
Allowance for Bad Debts	$4,864	$961	$196	1	$2,064	2	$3,957
Valuation allowance for Deferred Taxes	46,448	6,282	803		—		53,533

Total	$51,312	$7,243	$999		$2,064		$57,490

Year ended December 31, 2009:
Allowance for Bad Debts	$3,677	$1,879	$130	1	$822	2	$4,864
Valuation allowance for Deferred Taxes	38,001	11,254	(3,273)		(466)	3	46,448

Total	$41,678	$13,133	$(3,143)		$356		$51,312

Year ended December 31, 2008:
Allowance for Bad Debts	$2,865	$1,358	$(28)	1	$518	2	$3,677
Valuation allowance for Deferred Taxes	17,956	7,274	12,897		126	3	38,001

Total	$20,821	$8,632	$12,869		$644		$41,678

1.
Currency translation impact on balances recorded in foreign currencies.

2.
Uncollectable accounts written off, net of recoveries.

3.
See Note 6 to the Financial Statements for further details.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC. (Registrant)
March 14, 2011	/s/ RICHARD L. SIMONS Richard L. Simons President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2011	/s/ RICHARD L. SIMONS Richard L. Simons President and Chief Executive Officer and Director (Principal Executive Officer)
March 14, 2011	/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer (Principal Financial Officer)
March 14, 2011	/s/ DOUGLAS J. MALONE Douglas J. Malone Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
March 14, 2011	/s/ KYLE H. SEYMOUR Kyle H. Seymour Chairman of the Board of Directors
March 14, 2011	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 14, 2011	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 14, 2011	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 14, 2011	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 14, 2011	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director