Form 10-Q
period 2011-03-31
HARDINGE INC
filed 2011-05-06
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011 there were 11,618,012 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$24,945	$30,945
Restricted cash	5,144	5,225
Accounts receivable, net	46,567	45,819
Notes receivable, net	3,669	1,753
Inventories, net	115,786	105,306
Deferred income taxes	1,383	1,364
Prepaid expenses	12,777	11,518
Total current assets	210,271	201,930
Net property, plant and equipment	59,945	56,628
Deferred income taxes	618	451
Intangible assets	13,422	13,642
Pension assets	2,228	2,111
Other long-term assets	51	85
Total non-current assets	76,264	72,917
Total assets	$286,535	$274,847

Liabilities and shareholders’ equity
Accounts payable	$34,599	$33,533
Notes payable to bank	7,000	1,650
Accrued expenses	21,200	22,791
Customer deposits	15,681	10,468
Accrued income taxes	3,487	3,656
Deferred income taxes	2,686	2,546
Current portion of long-term debt	612	617
Total current liabilities	85,265	75,261
Long-term debt	2,602	2,777
Accrued pension liability	28,553	29,949
Accrued postretirement benefits	2,210	2,274
Accrued income taxes	2,187	2,106
Deferred income taxes	2,549	2,516
Other liabilities	1,974	2,062
Total non-current liabilities	40,075	41,684

Common Stock - $0.01 par value, 12,472,992 issued	125	125
Additional paid-in capital	114,200	114,183
Retained earnings	54,960	53,637
Treasury shares — 854,980 shares at March 31, 2011 and 865,703 shares at December 31, 2010	(10,890)	(11,022)
Accumulated other comprehensive income	2,800	979
Total shareholders’ equity	161,195	157,902
Total liabilities and shareholders’ equity	$286,535	$274,847

See accompanying notes to the financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Net sales	$73,482	$43,170
Cost of sales	54,406	34,230
Gross profit	19,076	8,940

Selling, general and administrative expenses	16,673	14,398
Gain on sale of assets	(25)	(272)
Other expense	177	71
Income (loss) from operations	2,251	(5,257)

Interest expense	78	110
Interest income	(39)	(35)
Income (loss) before income taxes	2,212	(5,332)

Income tax expense (benefit)	831	(146)
Net income (loss)	$1,381	$(5,186)

Per share data:

Basic earnings (loss) per share:	$0.12	$(0.45)

Diluted earnings (loss) per share:	$0.12	$(0.45)

Cash dividends declared per share	$0.005	$0.005

See accompanying notes to the financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

Operating activities
Net income (loss)	$1,381	$(5,186)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	1,916	1,807
Debt issuance amortization	26	80
Provision for deferred income taxes	(1,085)	(8)
(Gain) on sale of assets	(25)	(273)
Unrealized intercompany foreign currency transaction (gain) loss	(215)	59
Changes in operating assets and liabilities:
Accounts receivable	(449)	9,152
Notes receivable	(1,859)	(504)
Inventories	(9,311)	(5,917)
Prepaids and other assets	(1,079)	(1,071)
Accounts payable	1,081	5,641
Accrued expenses	2,388	(346)
Accrued postretirement benefits	176	(149)
Net cash (used in) provided by operating activities	(7,055)	3,285

Investing activities
Capital expenditures	(4,354)	(657)
Proceeds on sale of assets	25	283
Net cash (used in) investing activities	(4,329)	(374)

Financing activities
Borrowings under short-term notes payable to bank	5,380	884
(Decrease) in long-term debt	(154)	(141)
Purchase of treasury stock, net	33	—
Debt issuance fees paid	(13)	(67)
Dividends paid	(58)	(58)
Net cash provided by financing activities	5,188	618

Effect of exchange rate changes on cash	196	(131)
Net (decrease) increase in cash	(6,000)	3,398

Cash at beginning of period	30,945	20,419

Cash at end of period	$24,945	$23,817

See accompanying notes to the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2011

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted.  Due to differing business conditions and some seasonality, our operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2011.

We operate in one business segment — industrial machine tools. Certain amounts in the 2010 consolidated balance sheet have been reclassified to conform to the March 31, 2011 presentation.

NOTE 2.  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Raw materials and purchased components	$41,718	$34,113
Work-in-process	26,612	22,834
Finished products	47,456	48,359
Inventories, net	$115,786	$105,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)

Land, buildings and improvements	$73,452	$68,992
Machinery, equipment and fixtures	70,173	70,328
Office furniture, equipment and vehicles	17,447	17,389
	161,072	156,709
Less accumulated depreciation and amortization	101,127	100,081
Property, plant and equipment, net	$59,945	$56,628

NOTE 4.  INTANGIBLE ASSETS

Total net intangible assets were $13.4 million at March 31, 2011 and $13.6 million at December 31, 2010.

At March 31, 2011, the intangible assets not subject to amortization were valued at $7.5 million, representing the value of the name, trademarks, and copyrights associated with the former worldwide operations of Bridgeport. At March 31, 2011 the amortizable intangible assets were valued at $5.9 million, including the Jones & Shipman trade name, Bridgeport technical information, patents, customer lists, land use rights, and other items.

NOTE 5.  INCOME TAXES

We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, and Canadian net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year-to-date tax expense to reflect our full year anticipated tax rate.  The estimated effective tax rate used for calculating the income tax provision for the three months ended March 31, 2011 was approximately 19.5%.  The rate is an estimate based upon projected annual income, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.  The overall effective tax rate was 37.6% for the three months ended March 31, 2011.

The tax years 2007 to 2010 remain open to examination by United States taxing authorities, and for our other major jurisdictions, including Switzerland, United Kingdom, Taiwan, Germany, Canada, and China, the tax years between 2005 to 2010 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE 5.  INCOME TAXES

(Continued)

At March 31, 2011 and December 31, 2010, we had a $2.2 million and $2.1 million liability recorded for uncertain income tax positions, both of which included interest and penalties of $0.8 million.  If recognized, the uncertain tax benefits, with related penalties and interest at March 31, 2011 and December 31, 2010, would be recorded as a benefit to income tax expense on the consolidated statement of operations.

NOTE 6.  WARRANTIES

A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Balance at the beginning of period	$3,297	$2,470
Warranties issued	1,018	526
Warranty settlement costs	(622)	(279)
Changes in accruals for pre-existing warranties	(56)	(386)
Currency translation adjustments	29	(27)
Balance at the end of period	$3,666	$2,304

Warranty liabilities are reported as accrued expenses on our consolidated balance sheet.

NOTE 7.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs and post retirement costs for the consolidated company for the three months ended March 31, 2011 and 2010 is presented below.

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$377	$350	$5	$4
Interest cost	2,114	2,139	34	39
Expected return on plan assets	(2,479)	(2,350)	—	—
Amortization of prior service cost	(17)	(30)	(88)	(92)
Amortization of transition (asset)	(67)	(54)	—	—
Amortization of loss	429	215	—	—
Net periodic cost (benefit)	$357	$270	$(49)	$(49)

The expected contributions to be paid during the year ending December 31, 2011 to the domestic defined benefit plans are $1.9 million.  Contributions to the domestic plans as of March 31, 2011 and 2010 were $0.7 million and $0.03 million, respectively.  The Company also provides defined benefit pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2011 to the foreign defined benefit plans are $2.3 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  As of March 31, 2011 and 2010, $0.6 million and $0.5 million of contributions have been made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE 8.  DERIVATIVE INSTRUMENTS AND FAIR VALUE

Cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, notes payable to bank, and variable interest rate debt meet the definition of financial instruments.  The carrying amounts of these assets and liabilities approximate their fair values either due to the short period to maturity of the instruments or due to the nature of underlying assets or liabilities.

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities that are measured at fair value using internal models based on observable market inputs such as spot and forward rates. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into other income and expense on the consolidated statement of operations when the hedged transaction affects earnings.  As of March 31, 2011, we do not expect any material amount will be reclassified from AOCI into other income and expense in the next 12 months.  For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings as other income and expense.

As of March 31, 2011 and December 31, 2010, the notional amounts of the derivative financial instruments not qualifying or designated as hedges were $28.4 million and $19.9 million, respectively.  We recorded $0.4 million loss in the statement of operation during the three months ended March 31, 2011. The loss recorded during the same period in 2010 was immaterial.

Derivative financial instruments qualifying and designated as hedges are as follows:

	March 31, 2011		December 31, 2010
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
	(in thousands)
Foreign currency forwards	$3,375	$3	$2,161	$(90)
	$3,375	$3	$2,161	$(90)

Fair Value

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE 8.  DERIVATIVE INSTRUMENTS AND FAIR VALUE

(Continued)

The following table presents the fair values and classification of our financial instruments measured on a recurring basis:

		Total	Level 1	Level 2	Level 3
		(in thousands)
	Classification	As of March 31, 2011
Foreign currency forwards	Prepaid expenses	$60	$—	$60	$—
Foreign currency forwards	Accrued expenses	$133	$—	$133	$—

		As of December 31, 2010
Foreign currency forwards	Prepaid expenses	$254	$—	$254	$—
Foreign currency forwards	Accrued expenses	$106	$—	$106	$—

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Our operations are subject to extensive federal and state legislation and regulation relating to environmental matters.

Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal.  Hazardous substances and adverse environmental effects have been identified with respect to properties we own or previously owned and on adjacent areas.

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

A substantial portion of the Pond is located on our property.  Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.84 million. We estimated our portion of the study to be $0.12 million for which we established a reserve of $0.13 million. As of March 31, 2011, we have incurred total expenses of $0.12 million with respect to the study and other activities relating to the Site, thus the remaining reserve balance at March 31, 2011 was $0.01 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE 9.  COMMITMENTS AND CONTINGENCIES

(Continued)

The PRPs developed a Draft RI/FS with their consultants and, following EPA comments, submitted a Revised RI/FS on December 6, 2007. In May 2008, the EPA approved the RI/FS Work Plan.  The PRPs commenced field works in the spring of 2008 and submitted a Draft Site Characterization Report to EPA in the fall.  The PRPs currently are performing Risk Assessments in accordance with the Remedial Investigation portion of the RI/FS.

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

Although we believe, based upon information currently available, that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, may result in material liabilities to Hardinge.

NOTE 10.  STOCK-BASED COMPENSATION

All of our equity-based payments to employees are recognized in our statement of operations based on the grant date fair value of the award.

During the first quarter of 2011 and 2010, we did not issue any new stock options. Expense related to stock options was not material for the three months ended March 31, 2011 and 2010.

During the first quarter of 2011 and 2010, we granted 0 and 70,340 restricted stock awards/units, respectively.  The fair value of 2010 awards was $0.4 million.

During the first quarter of 2011 and 2010, we recorded $0.1 million and $0.1 million, respectively, with regards to stock-based compensation related to restricted stock awards/units.  Unrecognized compensation and the expected weighted-average recognition periods as of March 31, 2011 and December 31, 2010, are as follows:

	March 31,	December 31,
	2011	2010
	(dollars in thousands)
Unrecognized compensation cost	$695	$821
Expected weighted-average recognition period for unrecognized compensation cost, in years	1.4	1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE 11.  EARNINGS PER SHARE

Details of the computation of earnings per share are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands except per share data)
Basic earnings (loss) per share computation:
Net earnings (loss)	$1,381	$(5,186)
Less earnings allocated to participating equity awards	21	1
Net earnings (loss) applicable to common shareholders	$1,360	$(5,187)

Weighted average common shares outstanding	11,450	11,408
Basic earnings (loss) per share	$0.12	$(0.45)

Diluted earnings (loss) per share computation:
Net earnings (loss)	$1,381	$(5,186)
Earnings allocated to participating equity awards	21	1
Net earnings (loss) applicable to common shareholders	$1,360	$(5,187)

Weighted average common shares outstanding	11,450	11,408
Assumed exercise of stock options	26	—
Assumed satisfaction of restricted stock conditions	—	—
Weighted -average diluted shares outstanding	11,476	11,408

Diluted earnings (loss) per share	$0.12	$(0.45)

Certain share based awards of 212,166 and 110,519 shares were excluded from the calculation of earnings per share as they were anti-dilutive for the three months ended March 31, 2011 and 2010, respectively.

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net income (loss)	$1,381	$(5,186)
Other comprehensive income (loss), net of tax:
Retirement plan related adjustments	(140)	402
Foreign currency translation adjustments	1,868	(2,482)
Unrealized gain on cash flow hedge	93	—
Other comprehensive income (loss)	1,821	(2,080)
Total comprehensive income (loss)	$3,202	$(7,266)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

(Continued)

Balances of the components of accumulated other comprehensive income (loss), net of tax, are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Retirement plan related adjustments (net of tax of $6,653 in 2011 and $6,639 in 2010)	$(32,886)	$(32,746)
Foreign currency translation adjustments (net of tax $293 in 2011 and $317 in 2010)	35,683	33,815
Unrealized gain (loss) on cash flow hedges	3	(90)
Accumulated other comprehensive income	$2,800	$979

NOTE 13.  NEW ACCOUNTING STANDARDS

On January 1, 2011, we adopted Accounting Standards Update No. 2009-13, Revenue Recognition ASC Topic 605: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. The adoption of this standard did not have material impact on our consolidated results of operations and financial condition.

NOTE 14.  SUBSEQUENT EVENTS

At the Company’s 2011 Annual Meeting of Shareholders on May 3, 2011, our shareholders approved the 2011 Incentive Stock Plan (the “Plan”).  The Plan’s purpose is to enhance the profitability and value of the Company for the benefit of its shareholders by attracting, retaining and motivating officers and other key employees who make important contributions to the success of the Company.  The Plan reserves 750,000 shares of the Company’s Common Stock (as such amount may be adjusted in accordance with the terms of the Plan, the “Authorized Plan Amount”) to be issued for grants of several different types of incentives including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock incentives and performance share incentives.  Any shares of Common Stock granted under options or stock appreciation rights shall be counted against the Authorized Plan Amount on a one-for-one basis and any shares of Common Stock granted as awards other than options or stock appreciation rights shall be counted against the Authorized Plan Amount as two (2) shares of Common Stock for every one (1) share of Common Stock subject to such award.  Authorized and issued shares of Common Stock or previously issued shares of Common Stock purchased by the Company for purposes of the Plan may be issued under the Plan.

Our 2002 Incentive Stock Plan authorized various long-term incentives (the “2002 Plan”).  As of May 3, 2011, no future grants have been made or may in the future be made under the 2002 Plan.  However, all outstanding awards and grants under the 2002 Plan will remain in effect until the end of the corresponding terms of such awards and grants.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believe is necessary to an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations.  The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning machines, grinding machines, vertical machining centers, and related accessories. We are geographically diversified with manufacturing facilities in Switzerland, Taiwan, the United States, China, and the United Kingdom, with sales to most industrialized countries.  Approximately 77% of our 2010 sales were to customers outside of North America, 78% of our 2010 products sold were manufactured outside of North America, and 69% of our employees in 2010 were located outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measurement of market activity.

During the first quarter of 2011, the global economic conditions continued to improve.  As a result, we experienced higher levels of incoming orders and higher sales activity in almost all of the regions in which we conduct business.

Metrics on machine tool market activity monitored by our management include world machine tool consumption (domestic production plus imports, less exports) as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology (“AMT”), the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are among the set of prospective customers for our products. One such measurement is the Purchasing Manager’s Index (“PMI”), as reported by the Institute for Supply Management.  Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published in various trade journals.

Non-machine sales, which include collets, accessories, repair parts, and service revenue, have typically accounted for approximately 24% of overall sales and are an important part of our business, especially in the U.S. where Hardinge has an installed base of thousands of machines.  In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services does typically track the direction of the related machine metrics.

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

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. The current global recessionary conditions, though improved from prior periods, have increased our exposure to the possible liquidity and credit risks of our counterparties.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are, in alphabetical order, British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”).  Under U.S. generally accepted accounting standards, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. During the first quarter of 2011, as compared to the respective average values of these functional currencies in the first quarter of 2010, the value of USD decreased by a range of 3% to 12%, except EUR which remained relatively flat.  The weaker USD resulted in favorable currency translation impact of $3.5 million on orders and $3.0 million on net sales in the first quarter of 2011. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	$ Change		% Change
	(in thousands except per share amounts)
Orders	$113,758	$57,487	$56,271		98%
Net sales	73,482	43,170	30,312		70%
Gross profit	19,076	8,940	10,136		113%
% of net sales	26.0%	20.7%	5.3	pts.
Selling, general and administrative expenses	16,673	14,398	2,275		16%
% of net sales	22.7%	33.4%	(10.7	)pts.
Gain on sale of assets	(25)	(272)	247		(91)%
Other expenses	177	71	106		149%
Income (loss) from operations	2,251	(5,257)	7,508		(143)%
% of net sales	3.1%	(12.2)%	15.3	pts.
Income (loss) before income taxes	2,212	(5,332)	7,544		(142)%
Net income (loss)	1,381	(5,186)	6,567		(127)%
% of net sales	1.9%	(12.0)%	13.9	pts.
Basic & diluted earnings (loss) per share	$0.12	$(0.45)	$0.57
Weighted average shares outstanding (in thousands)	11,450	11,408	42

Reconciliation of net income (loss) to EBITDA

		Three Months Ended March 31,
		2011	2010	Change
		(dollars in thousands)
GAAP net income (loss)		$1,381	$(5,186)	$6,567
Plus:	Interest expense, net of interest income	39	75	(36)
	Income tax expense (benefit)	831	(146)	977
	Depreciation and amortization	1,916	1,807	109
EBITDA (1)		$4,167	$(3,450)	$7,617

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

Orders:   The table below summarizes new orders by geographical regions for the three months ended March 31, 2011 compared to the same period in 2010:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
North America	$23,205	$12,820	$10,385	81%
Europe	29,425	18,422	11,003	60%
Asia & Other	61,128	26,245	34,883	133%
	$113,758	$57,487	$56,271	98%

Orders in the quarter ended March 31, 2011 were $113.8 million, an increase of $56.3 million or 98% compared to the same quarter in 2010.  Increased worldwide demand for machine tools contributed to the improved order levels in all of our major markets. In addition, favorable foreign currency impact contributed approximately $3.5 million to the overall increase when compared to the same period in 2010.

North American orders increased by $10.4 million, or 81%, in the first quarter of 2011 compared to the same quarter in 2010.  The increase was driven by strong orders from our U.S. distributors as the global economy rebounds and our distribution partners gain traction in the marketplace with our product lines.

European orders increased by $11.0 million, or 60%, in the first quarter of 2011 compared to the same quarter in 2010.  The increase in orders for the quarter compared to the same period in 2010 was driven by improving economic conditions in the region as well as the current year impact of the Jones & Shipman acquisition.  Currency exchange rates had a favorable impact on new orders of approximately $1.9 million when compared to the same period in 2010.

Asia and Other orders represent 54% of the total first quarter 2011 orders.  Compared to the same period in 2010, Asia and Other orders increased by $34.9 million or 133%.  The increase was driven by strong demand for machine tools in Asia, particularly in China.  Orders from a China-based supplier to the consumer electronics industry were $11.0 million in the first quarter of 2011, a $9.0 million increase compared to the same period in 2010. Currency exchange rates had a favorable impact on new orders of approximately $1.6 million when compared to the same period in 2010.

Net Sales.  The table below summarizes net sales by geographical regions for the three months period ended March 31, 2011 compared to the same period in 2010:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
	(dollars in thousands)
North America	$17,214	$11,550	$5,664	49%
Europe	19,815	12,418	7,397	60%
Asia & Other	36,453	19,202	17,251	90%
	$73,482	$43,170	$30,312	70%

Net sales in the quarter ended March 31, 2011 were $73.5 million, an increase of $30.3 million, or 70%, compared to the same quarter in 2010.  The increases were driven by higher demand for machine tools as the global economy rebounded from recent economic crisis.  The increased sales levels were noted in all of our regions, particularly in Asia and Other which was primarily driven by sales activity in China. In addition, favorable foreign currency impact contributed $3.0 million to the overall increase.

North American net sales increased by $5.7 million, or 49%, in the first quarter of 2011 compared to the same quarter in 2010.  The increase was primarily driven by strong demand in the United States for machine tools as the general economic conditions in the country have improved as well as the favorable impact of our distribution partners as they gain traction in the marketplace with our product lines.

European net sales increased by $7.4 million, or 60%, in the first quarter of 2011 compared to the same quarter in 2010.  The increases, as in our other regions, were driven by higher demand for machine tools as the global economy rebounded from the recession.  Currency exchange rates had a favorable impact on net sales of approximately $2.2 million when compared to the same period in 2010.

Asia & Other net sales increased by $17.3 million, or 90%, in the first quarter of 2011 compared to the same quarter in 2010.  The increase was primarily driven by demand in China, which was up by $15.9 million or 105%. Net sales to a China-based supplier to the consumer electronics industry were $7.5 million in the first quarter of 2011, a $5.8 million increase compared to the same period in 2010. Currency exchange rates had a favorable impact on net sales of approximately $0.8 million when compared to the same period in 2010.

Net sales of machines accounted for approximately 77% of consolidated net sales for the three months ended March 31, 2011. Sales of non-machine products and services consist of collets, accessories, repair parts, and services.

Gross Profit.  Gross profit for the three months ended March 31, 2011 was $19.1 million, an increase of $10.1 million, or 113%, compared to the same period in 2010. Gross profit increased as a result of significant increase in sales volume, the favorable impact of the cost management initiatives taken in the prior periods, and increased factory utilization coupled with improved demand for machine tools. Gross margin percentage for the three months ended March 31, 2011 was 26.0%, an increase of 5.3 percentage points compared to the same period in 2010.

Selling, General and Administrative Expenses & Other.  Selling, general and administrative (“SG&A”) expenses were $16.7 million, or 22.7% of net sales, for the three months ended March 31, 2011, an increase of $2.3 million, or 16% compared to $14.4 million, or 33.4% of net sales for the three months ended March 31, 2010.  The increase was primarily due to higher variable selling related expenses due to increased sales volumes as well as the incremental impact of expenses associated with the Jones & Shipman acquisition.  In addition, currency exchange rates had an unfavorable impact on SG&A expenses of approximately $0.9 million when compared to the same period in 2010. SG&A expense in the first quarter of 2010 included charges of $0.9 million for professional services expenses related to an unsolicited tender offer and $0.2 million related to acquisition costs.

Gain on sale of assets.  Gain on sale of assets was $0.03 million for the quarter ended March 31, 2011 compared to $0.3 million for the same period in the prior year.

Other Expense.  Other expense, net, was $0.2 million for the quarter ended March 31, 2011 compared to $0.1 million for the same period in the prior year.

Income (loss) from Operations.  In the first quarter of 2011, we generated $2.3 million income from operations.  In the same quarter last year, we generated $5.3 million loss from operations.

Interest Expense & Interest Income.  Net interest expense was $0.04 million for the three months ended March 31, 2011 compared to $0.08 million for the same period in 2010.

Income Taxes.  The provision for income taxes was $0.8 million for the three months ended March 31, 2011, compared to a tax benefit of $0.1 million for the three months ended March 31, 2010.  The effective tax rate was 37.6% for the three months ended March 31, 2010, compared to (2.7)% for the three months ended March 31, 2010.

This difference was driven by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded (U.S., U.K., Germany, and Canada), and by the mix of earnings by country.

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

The effective tax rate for the period ended March 31, 2011 of 37.6% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net Income (Loss).  Net income for the three months ended March 31, 2011 was $1.4 million, or 1.9% of net sales, compared to a net loss of $5.2 million, or (12.0%) of net sales, for the three months ended March 31, 2010. The increase in net income was primarily a result of higher gross profits due to higher net sales.  Earnings per share, both basic and diluted, for the three months ended March 31, 2011 were $0.12 compared to loss per share, both basic and diluted, of ($0.45) for the three months ended March 31, 2010.

Summary of Cash Flows for the three month ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(7,055)	$3,285
Net cash (used in) investing activities	(4,329)	(374)
Net cash provided by financing activities	5,188	618
Effect of exchange rate changes on cash	196	(131)
(Decrease) increase in cash and cash equivalent	$(6,000)	$3,398

Capital expenditures (included in investing activities)	$(4,354)	$(657)

During the three months ended March 31, 2011, we used $7.1 million net cash in operating activities. Primarily, cash was used for inventory purchases which increased due to higher demand for our products and related increase in production levels. Cash was also used to fund account and notes receivables and prepaids and other assets as the business activity levels increased.  The outflow of cash was offset by cash provided by accounts payables and accrued expenses which increased due to higher production levels and higher customer deposits related to order activity.

During the three months ended March 31, 2010, we generated $3.3 million net cash from operating activities.  Primarily, cash was provided by decreased accounts receivable to improve working capital. Additionally, cash was used in inventory purchases which increased due to the increased order activity, which was offset by an increase in accounts payable due to the increased inventory purchasing activity.

Net cash used in investing activities was $4.3 million for the three months ended March 31, 2011 compared to $0.4 million for the same period in 2010. The increase was related to investment in facilities and equipment in Switzerland and China.

Cash flow provided by financing activities was $5.2 million for the three months ended March 31, 2011 compared to $0.6 million for the same period in 2010. The increase was due to additional borrowings under our existing credit facilities to facilitate hedging of foreign currency exposures and to fund working capital needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  In the first quarter of 2011, cash flows from financing activities and available cash were sufficient to fund our investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.  We had additional borrowing capacity of $26.2 million at March 31, 2011, and $31.4 million at December 31, 2010, available under various credit facilities maintained by the Company and certain subsidiaries.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives.  As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first three months of 2011.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2010 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2011, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1.a.  Risk Factors

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about issuer repurchases of our common stock by month for the quarter ended March 31, 2011:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1 – January 31, 2011	4,433	$9.15
February 1 – February 29, 2011	—	—
March 1 – March 31, 2011	11,015	$13.06
Total	15,448

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

Hardinge Inc.

May 6, 2011	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2011	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

May 6, 2011	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)