Form 10-Q
period 2011-06-30
HARDINGE INC
filed 2011-08-05
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number: 000-15760

Hardinge Inc.

(Exact name of Registrant as specified in its charter)

New York	16-0470200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Hardinge Drive

Elmira, NY 14902

(Address of principal executive offices)  (Zip code)

(607) 734-2281

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ____

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes_X__  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 in the Exchange Act.

Large accelerated filer _____                                             Accelerated filer     X

Non-accelerated filer _                                        Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).  Yes  ___  No X

As of June 30, 2011 there were 11,660,512 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$18,701	$30,945
Restricted cash	5,515	5,225
Accounts receivable, net	58,580	45,819
Notes receivable, net	4,329	1,753
Inventories, net	123,176	105,306
Deferred income taxes	1,505	1,364
Prepaid expenses	13,854	11,518
Total current assets	225,660	201,930
Property, plant and equipment, net	65,319	56,628
Deferred income taxes	750	451
Intangible assets, net	13,417	13,642
Pension assets	2,518	2,111
Other long-term assets	62	85
Total non-current assets	82,066	72,917
Total assets	$307,726	$274,847

Liabilities and shareholders’ equity
Accounts payable	$38,698	$33,533
Notes payable to bank	7,692	1,650
Accrued expenses	25,343	22,791
Customer deposits	17,086	10,468
Accrued income taxes	3,150	3,656
Deferred income taxes	3,161	2,546
Current portion of long-term debt	623	617
Total current liabilities	95,753	75,261
Long-term debt	2,490	2,777
Accrued pension liability	28,161	29,949
Accrued postretirement liability	2,164	2,274
Accrued income taxes	2,228	2,106
Deferred income taxes	2,705	2,516
Other liabilities	2,069	2,062
Total non-current liabilities	39,817	41,684
Common Stock - $0.01 par value, 12,472,992 issued	125	125
Additional paid-in capital	113,874	114,183
Retained earnings	58,015	53,637
Treasury shares – 812,480 shares at June 30, 2011 and 865,703 shares at December 31, 2010	(10,372)	(11,022)
Accumulated other comprehensive income	10,514	979
Total shareholders’ equity	172,156	157,902
Total liabilities and shareholders’ equity	$307,726	$274,847

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$86,656	$59,899	$160,138	$103,068
Cost of sales	63,353	45,228	117,759	79,458
Gross profit	23,303	14,671	42,379	23,610

Selling, general and administrative expenses	18,993	16,041	35,666	30,439
Loss (gain) on sale of assets	7	44	(18)	(228)
Other (income) expense	(72)	(713)	105	(643)
Income (loss) from operations	4,375	(701)	6,626	(5,958)

Interest expense	93	121	171	231
Interest income	(48)	(35)	(87)	(70)
Income (loss) before income taxes	4,330	(787)	6,542	(6,119)

Income tax expense (benefit)	1,217	(13)	2,048	(159)
Net income (loss)	$3,113	$(774)	$4,494	$(5,960)

Per share data:

Basic earnings (loss) per share:	$0.27	$(0.07)	$0.39	$(0.52)

Diluted earnings (loss) per share:	$0.27	$(0.07)	$0.39	$(0.52)

Cash dividends declared per share:	$0.005	$0.005	$0.01	$0.01

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Operating activities
Net income (loss)	$4,494	$(5,960)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,896	3,609
Debt issuance amortization	52	165
Provision for deferred income taxes	(1,272)	515
(Gain) on sale of assets	(18)	(228)
Gain on purchase of Jones & Shipman	-	(626)
Unrealized intercompany foreign currency transaction loss	399	9
Changes in operating assets and liabilities:
Accounts receivable	(11,210)	3,088
Notes receivable	(2,467)	(497)
Inventories	(12,237)	(11,469)
Prepaids and other assets	(2,571)	(2,503)
Accounts payable	4,357	13,900
Customer deposits	6,008	3,842
Accrued expenses	317	(1,384)
Accrued postretirement benefits	(287)	(296)
Net cash (used in) provided by operating activities	(10,539)	2,165

Investing activities
Capital expenditures	(9,002)	(1,077)
Proceeds from sale of assets	864	282
Purchase of Jones & Shipman	-	(2,903)
Net cash (used in) investing activities	(8,138)	(3,698)

Financing activities
Proceeds from short-term notes payable to bank	5,992	2,113
Decrease in long-term debt	(309)	(282)
Proceeds from (repurchase of) equity, net	72	-
Debt issuance fees paid	(25)	(100)
Dividends paid	(116)	(116)
Net cash provided by financing activities	5,614	1,615

Effect of exchange rate changes on cash	819	(466)
Net (decrease) increase in cash	(12,244)	(384)

Cash at beginning of period	30,945	20,419

Cash at end of period	$18,701	$20,035

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2011

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Our operating results for the three and six months periods ended June 30, 2011 are not necessarily indicative of the results that may be expected in subsequent quarters or the full year ended December 31, 2011.

We operate in one business segment – industrial machine tools. Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the June 30, 2011 presentation.

NOTE 2.  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Raw materials and purchased components	$41,019	$34,113
Work-in-process	32,767	22,834
Finished products	49,390	48,359
Inventory, net	$123,176	$105,306

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	June 30,	December 31,
	2011	2010
	(in thousands)
Land, buildings and improvements	$74,319	$68,871
Machinery, equipment and fixtures	70,774	69,882
Office furniture, equipment and vehicles	17,930	17,389
Construction in progress	7,354	567
	170,377	156,709
Less accumulated depreciation and amortization	105,058	100,081
Property, plant and equipment, net	$65,319	$56,628

NOTE 4.  INTANGIBLE ASSETS

Total net intangible assets were $13.4 million at June 30, 2011 and $13.6 million at December 31, 2010.

At June 30, 2011, the intangible assets not subject to amortization were valued at $7.6 million, representing the value of the name, trademarks, and copyrights associated with the former worldwide operations of Bridgeport. At June 30, 2011 the amortizable intangible assets were valued at $5.8 million, representing the value of the Jones & Shipman trade name, Bridgeport technical information, patents, customer lists, land use rights, and other items.

NOTE 5.  INCOME TAXES

We continue to maintain a full valuation allowance on the net deferred tax assets in our subsidiaries in the United States, the United Kingdom, Germany, and Canada, related to tax loss carryforwards in those jurisdictions and other deferred tax assets of those entities.

Each quarter, we estimate our full year effective tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year-to-date tax expense to reflect our full year anticipated tax rate.  The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances.  The overall effective tax rates were 28.1% and 31.3% for the three months and six months periods ended June 30, 2011, respectively.  The effective tax rate for the three and six months ended June 30, 2011 differ from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2007 to 2010 remain open to examination by United States taxing authorities. Tax years between 2005 and 2010 generally remain open to routine examinations by foreign taxing authorities in our other major jurisdictions, including Switzerland, United Kingdom, Taiwan, Germany, Canada, and China.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 5.  INCOME TAXES

(Continued)

At June 30, 2011 and December 31, 2010, we had a $2.3 million and $2.1 million liability, respectively, recorded for uncertain income tax positions, both of which included interest and penalties of approximately $0.9 million.  If recognized, the uncertain tax benefits, with related penalties and interest at June 30, 2011 and December 31, 2010, would be recorded as a benefit to income tax expense on the consolidated statement of operations.

NOTE 6.  WARRANTIES

A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Balance at the beginning of period	$3,666	$2,304	$3,297	$2,470
Warranties issued	1,177	1,346	2,195	1,872
Warranty settlement costs	(560)	(551)	(1,182)	(830)
Changes in accruals for pre-existing warranties	(445)	(297)	(501)	(683)
Currency translation adjustment	157	(36)	186	(63)
Balance at the end of period	$3,995	$2,766	$3,995	$2,766

Warranty liabilities are reported as accrued expenses on our consolidated balance sheet.

NOTE 7.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs for our consolidated Company for the three and six months ended June 30, 2011 and 2010 is presented below.

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$404	$318	$781	$652
Interest cost	2,157	2,105	4,271	4,244
Expected return on plan assets	(2,538)	(2,313)	(5,017)	(4,663)
Amortization of prior service cost	(20)	(29)	(37)	(59)
Amortization of transition asset	(72)	(51)	(139)	(105)
Amortization of loss	455	205	884	420
Net periodic benefit cost	$386	$235	$743	$489

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 7.  PENSION AND POST RETIREMENT PLANS

(Continued)

A summary of the components of net postretirement benefits costs for our consolidated Company for the three and six months ended June 30, 2011 and 2010 is presented below.

	Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Service cost	$4	$4	$9	$8
Interest cost	35	39	69	78
Amortization of prior service cost	(88)	(93)	(176)	(185)
Net periodic benefit (credit) cost	$(49)	$(50)	$(98)	$(99)

The expected contributions to be paid during the year ending December 31, 2011 to the domestic defined benefit plans are $1.9 million.  Contributions to the domestic plans were $1.1 million and $0.1 million, respectively, during the six months ended June 30, 2011 and 2010.  The Company also provides defined benefit pension plans for some of its foreign subsidiaries.  The expected contributions to be paid during the year ending December 31, 2011 to the foreign defined benefit plans are $2.3 million.  For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  Contributions to the foreign plans were $1.2 million and $1.0 million, respectively, during the six months ended June 30, 2011 and 2010. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

NOTE 8.  DERIVATIVE INSTRUMENTS & FAIR VALUE

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable, notes payable to bank, and variable interest rate debt approximate their fair values either due to the short period to maturity of the instruments or due to the nature of underlying assets or liabilities.

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the applicable functional currency as well as on forecasted transactions denominated in currencies other than the applicable functional currency. These contracts are considered derivative instruments and are recorded as either assets or liabilities which are measured at fair value using internal models based on observable market inputs such as spot and forward rates. For contracts that are designated and qualify as cash flow hedges, the unrealized gains or losses on the contracts are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings.  As of June 30, 2011, the net impact of existing gains or losses expected to be reclassified from AOCI into earnings in the next 12 months is not material.  For contracts that are not designated as hedges, the gains and losses on the contract are recognized in current earnings as other (income) expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 8.  DERIVATIVE INSTRUMENTS & FAIR VALUE

(Continued)

Notional amounts of the derivative financial instruments not qualifying or designated as hedges were $36.0 million at June 30, 2011 and $20.0 million at December 31, 2010.  Gains and (losses) related to those derivative financial instruments were $0.2 million and $(0.2) million, respectively, for the three and six months ended June 30, 2011.  Gains and (losses) related to those derivative financial instruments were $(0.2) million and $(0.3) million, respectively, for the three and six months ended June 30, 2010. The gains and losses were recorded in our consolidated statement of operations.

Derivative financial instruments qualifying and designated as hedges are as follows:

	June 30, 2011		December 31, 2010
	Notional Amount	Unrealized Gain (Loss)	Notional Amount	Unrealized Gain (Loss)
	(in thousands)
Foreign currency forwards	$37,446	$238	$2,161	$(90)

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

The following table presents the fair values and classification of our financial instruments measured on a recurring basis:

As of June 30, 2011
Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards designated as hedges
Prepaid expenses	$147	$-	$147	$-
Accrued expenses	$385	$-	$385	$-

Foreign currency forwards not designated as hedges
Prepaid expenses	$185	$-	$185	$-
Accrued expenses	$244	$-	$244	$-

As of December 31, 2010
Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards designated as hedges
Prepaid expenses	$-	$-	$-	$-
Accrued expenses	$90	$-	$90	$-
Foreign currency forwards not designated as hedges
Prepaid expenses	$254	$-	$254	$-
Accrued expenses	$16	$-	$16	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Certain environmental laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal.  Hazardous substances and adverse environmental effects have been identified with respect to properties we own or previously owned and on adjacent areas.

In particular, our Elmira, New York manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of Hazardous Waste Sites (the “Site”) designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination.

In February 2006, we received a Special Notice Concerning a Remedial Investigation/Feasibility Study (“RI/FS”) for the Koppers Pond (the “Pond”) portion of the Site.  The Notice stated that the EPA had documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond. The hazardous substances included metals and polychlorinated biphenyls.

A substantial portion of the Pond is located on our property.  Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006; the EPA approved and executed the Order that day.

The PRPs also signed a PRP Member Agreement to share the cost of the RI/FS Study on a per capita basis.  The cost of the RI/FS was estimated to be approximately $0.84 million. We estimated our portion of the study to be $0.12 million for which we established a reserve. As of June 30, 2011, we have spent $0.12 million with respect to the study and other activities relating to the Site.

The PRPs, with their consultants, developed and submitted a Draft RI/FS to the EPA.  Following EPA comments, the PRPs submitted a Revised RI/FS on December 6, 2007. In May 2008, the EPA approved the RI/FS Work Plan.  The PRPs have been performing the required tasks in accordance with the RI and as of June 30, 2011had completed and submitted the Risk Assessments to EPA and had begun to address EPA’s comments hereto.

Until receipt of this Special Notice, Hardinge had never been named as a PRP at the Site nor had we received any requests for information from the EPA concerning the site.  Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and contamination in the Pond, and had found no evidence that our operations or property have contributed or are contributing to the contamination. Other than as described above, we have not established a reserve for any potential costs relating to this Site, as the issue whether remediation is necessary, and if so to what extent and cost, has yet to be determined.

We have notified all appropriate insurance carriers, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 10.  STOCK-BASED COMPENSATION

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

Our 2002 Incentive Stock Plan authorized various long-term incentives (the “2002 Plan”).  As of June 30, 2011, no future grants have been made or will in the future be made under the 2002 Plan.  However, all outstanding awards and grants under the 2002 Plan will remain in effect until the end of the corresponding terms of such awards and grants.

All of our stock-based compensation to employees is recorded as selling, general and administrative expenses in our statement of operations based on the fair value at the grant date of the award.

During the six months ended June 30, 2011 and 2010, we did not issue any new stock options. Expenses related to stock options were not material for the three months and six months ended June 30, 2011 and 2010.

During the six months ended June 30, 2011 and 2010, we granted 54,000 and 70,340 restricted stock/units awards (the “RSA”), respectively. The total deferred compensation expenses associated with these awards, which were measured based on the fair value at the grant date, were $0.7 million and $0.4 million, respectively, which were being amortized over the specific service period three years.

During the six months ended June 30, 2011, we granted 54,000 performance share incentives (the “PSI”). We did not grant any PSIs during the same period in 2010. The total deferred compensation expenses associated with these PSI awards, which were measured based on the fair value at the grant date, were $0.7 million, which were being realized into earnings based on passage of time and achievement of performance criteria.

Stock-based compensation expenses related to the RSAs and PSIs were $0.1 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively; and $0.3 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively.

Unrecognized compensation and the expected weighted-average recognition periods as of June 30, 2011 and December 31, 2010, are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Unrecognized compensation cost	$1,224	$821
Expected weighted-average recognition period for unrecognized compensation cost, in years	1.8	1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 11.  EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands except per share data)
Basic earnings (loss) per share computation:
Net earnings (loss)	$3,113	$(774)	$4,494	$(5,960)
Earnings allocated to participating awards	49	1	70	2
Net earnings (loss) applicable to common shareholders	$3,064	$(775)	$4,424	$(5,962)

Weighted average common shares outstanding	11,467	11,409	11,459	11,409
Basic earnings (loss) per share	$0.27	$(0.07)	$0.39	$(0.52)

Diluted earnings (loss) per share computation:
Net earnings (loss)	$3,113	$(774)	$4,494	$(5,960)
Earnings allocated to participating awards	49	1	70	2
Net earnings (loss) applicable to common shareholders	$3,064	$(775)	$4,424	$(5,962)

Weighted average common shares outstanding	11,467	11,409	11,459	11,409
Assumed exercise of stock options	28	-	27	-
Assumed satisfaction of restricted stock award conditions	-	-	-	-
Assumed satisfaction of performance share incentive conditions	-	-	-	-
Weighted average common shares outstanding	11,495	11,409	11,486	11,409
Diluted earnings (loss) per share	$0.27	$(0.07)	$0.39	$(0.52)

For the three months ended June 30, 2011 and 2010, 213,536 and 152,203 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2011 and 2010, 209,721 and 131,361 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, for the three and six month ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$3,113	$(774)	$4,494	$(5,960)
Foreign currency translation adjustments	8,921	(3,019)	10,789	(5,501)
Retirement plans related adjustments(1)	(1,027)	189	(1,167)	591
Unrealized loss on cash flow hedges(2)	(180)	-	(87)	-
Other comprehensive income (loss)	7,714	(2,830)	9,535	(4,910)
Total comprehensive income (loss)	$10,827	$(3,604)	$14,029	$(10,870)

(1)          Tax effects on retirement plans related adjustments, in thousands, were $253 and $59 for three months ended June 30, 2011 and 2010, respectively, and $264 and $112 for six months ended June 30, 2011 and 2010, respectively.

(2)          Tax effects on unrealized gain (loss) on cash flow hedges, in thousands, were $62 and $-0- for three months ended June 30, 2011 and 2010, respectively, and $62 and $-0- for six months ended June 30, 2011 and 2010, respectively.

Balances of the components of accumulated other comprehensive income (loss), net of accumulated tax effect, are as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)
Foreign currency translation adjustments	$44,604	$33,815
Retirement plans related adjustments	(33,913)	(32,746)
Unrealized loss on cash flow hedges	(177)	(90)
Accumulated other comprehensive income	$10,514	$979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

NOTE 14.  SUBSEQUENT EVENTS

On July 26, 2011, our subsidiary in Taiwan entered into a new unsecured credit facility agreement replacing the existing $10.0 million facility.  This new agreement provides a $12.0 million facility, or its equivalent in other currencies, for working capital, raw material purchases, and export business purposes.  This new credit facility charges interest at the bank’s current base rate of 2.75%, which is subject to change by the bank based on market conditions. It carries no commitment fees on unused funds.  This credit facility matures on May 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations.  The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2010.

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

During the six months ended June 30, 2011, global economic conditions continued to improve as compared to the same period in 2010.  As a result, we experienced higher levels of incoming orders and higher sales activity in almost all of the regions in which we conduct business.

Metrics on machine tool market activity monitored by our management include world machine tool consumption (domestic production plus imports, less exports) as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology (“AMT”), the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are among the set of prospective customers for our products. One such measurement is the Purchasing Manager’s Index (“PMI”), as reported by the Institute for Supply Management.  Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published by trade associations in those countries.

Non-machine sales, which include collets, accessories, repair parts, and services, have typically accounted for approximately 24% of overall sales and are an important part of our business, especially in the U.S. where Hardinge has an installed base of thousands of machines.  In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. The current global economic conditions, though improved from prior periods, have increased our exposure to the possible liquidity and credit risks of our counterparties.

We believe we have sufficient liquidity to fund our foreseeable business needs, including cash and cash equivalents, cash flows from operations, and our bank financing arrangements.

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal. Our cash and cash equivalents are diversified among depository institutions to minimize exposure to any one of these entities.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are, in alphabetical order, British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”).  Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. During the second quarter of 2011, as compared to the respective average values of those functional currencies in the second quarter of 2010, the value of USD decreased by a range of 5% to 27%. On a year to date basis, the value of USD decreased by a range of 4% to 20%, as compared to the respective year to date average values of those of functional currencies in the same period of 2010.  The weaker USD resulted in favorable currency translation impact of approximately $7.0 million on orders and approximately $7.7 million on net sales in the three months ended June 30, 2011, and approximately $10.5 million on orders and approximately $10.8 million on net sales in the six months ended June 30, 2011. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

Results of Operations

Summarized selected financial data for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands except per share amounts)
Orders	$108,145	$85,664	$22,481	26%
Net sales	86,656	59,899	26,757	45%
Gross profit	23,303	14,671	8,632	59%
% of net sales	26.9%	24.5%	2.4 pts
Selling, general and administrative expenses	18,993	16,041	2,952	18%
% of net sales	21.9%	26.8%	(4.9) pts
Loss on sale of assets	7	44	(37)	(84)%
Other income	(72)	(713)	641	(90)%
Income (loss) from operations	4,375	(701)	5,076	(724)%
% of net sales	5.0%	(1.2)%	6.2 pts
Income (loss) before income taxes	4,330	(787)	5,117	(650)%
Net income (loss)	3,113	(774)	3,887	(502)%
% of net sales	3.6%	(1.3)%	4.9 pts
Basic & diluted earnings (loss) per share	$0.27	$(0.07)	$0.34
Weighted average shares outstanding	11,467	11,409	58

Summarized selected financial data for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands except per share amounts)
Orders	$221,903	$143,151	$78,752	55%
Net sales	160,138	103,068	57,070	55%
Gross profit	42,379	23,610	18,769	79%
% of net sales	26.5%	22.9%	3.6 pts
Selling, general and administrative expenses	35,666	30,439	5,227	17%
% of net sales	22.3%	29.5%	(7.2) pts
Gain on sale of assets	(18)	(228)	210	(92)%
Other expenses (income)	105	(643)	748	(116)%
Income (loss) from operations	6,626	(5,958)	12,584	(211)%
% of net sales	4.1%	(5.8)%	9.9 pts
Income (loss) before income taxes	6,542	(6,119)	12,661	(207)%
Net income (loss)	4,494	(5,960)	10,454	(175)%
% of net sales	2.8%	(5.8)%	8.6 pts
Basic & diluted earnings (loss) per share	$0.39	$(0.52)	$0.91
Weighted average shares outstanding	11,459	11,409	50

Reconciliation of Net Income to EBITDA

		Three months ended			Six months ended
		June 30,			June 30,
		2011	2010	$ Change	2011	2010	$ Change
		(in thousands)
GAAP net income (loss)		$3,113	$(774)	$3,887	$4,494	$(5,960)	$10,454
Plus:	Interest expense, net	45	86	(41)	84	161	(77)
	Income tax expense (benefit)	1,217	(13)	1,230	2,048	(159)	2,207
	Depreciation and amortization	1,980	1,804	176	3,896	3,609	287
EBITDA (1)		$6,355	$1,103	$5,252	$10,522	$(2,349)	$12,871

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

Orders:   Comparison of orders by geographical region for the three months ended June 30, 2011 and 2010 is summarized below:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
North America	$29,403	$19,770	$9,633	49%
Europe	34,338	17,798	16,540	93%
Asia & Other	44,404	48,096	(3,692)	(8)%
	$108,145	$85,664	$22,481	26%

Comparison of orders by geographical region for the six months ended June 30, 2011 and 2010 is summarized below:

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
North America	$52,621	$32,591	$20,030	61%
Europe	63,755	36,225	27,530	76%
Asia & Other	105,527	74,335	31,192	42%
	$221,903	$143,151	$78,752	55%

Orders for the three months ended June 30, 2011 were $108.1 million, an increase of $22.5 million or 26% compared to the same quarter in 2010. Orders for the six months ended June 30, 2011 were $221.9 million, an increase of $78.8 million or 55% compared to the same period in 2010. Worldwide machine tools demand has continued to improve for the past several months as the global economy recovers from the recent recessionary conditions.  Further, certain countries in Asia, particularly China, have maintained strong economic growth which also led to increased demand for machine tools. This increased demand contributed to the improved order levels in all of our major markets and product lines. In addition, favorable foreign currency impact added approximately $7.0 million and $10.5 million to the overall increase for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

North American orders increased by $9.6 million, or 49%, and $20.0 million, or 61%, for the respective three and six months ended June 30, 2011 compared to the same periods in 2010.  The increase was driven by strong orders in the U.S. as our distribution partners continued to gain traction in the market place with our product lines.

European orders increased by $16.5 million, or 93%, and $27.5 million, or 76%, for the respective three and six months ended June 30, 2011 compared to the same periods in 2010.  The increase in orders for the quarter compared to the same period in 2010 was driven by improving economic conditions in the region as well as the current year impact of the Jones & Shipman acquisition as we continue to integrate Jones & Shipman into our European operation.  In addition, favorable foreign currency impact contributed approximately $5.5 million and $7.4 million to the European increase for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.

Asia & Other orders represented 41% and 48%, respectively, of the total orders for the three and six months ended June 30, 2011. Compared to the same period in 2010, Asia & Other orders for the three months ended June 30, 2011 decreased by $3.7 million, or 8%.  The second quarter 2010 orders included $23.7 million of orders from a China-based supplier to the consumer electronics industry.  Excluding orders received from this supplier, Asia & Other orders increased by $20.0 million, or 82%. When compared to the same six months period in 2010, Asia & Other orders increased by $31.2 million, or 42%. Excluding orders from the China-based customer, orders increased by $45.9 million, or 94%. The increase was driven by strong demand for machine tools in Asia, particularly in China. In addition, favorable foreign currency impact contributed approximately $1.5 million and $3.1 million to the Asia & Other increase for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.

Net Sales:   Comparison of sales by geographical region for the three months ended June 30, 2011 and 2010 is summarized below:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(in thousands)
North America	$18,529	$18,698	$(169)	(1)%
Europe	25,267	13,512	11,755	87%
Asia & Other	42,860	27,689	15,171	55%
	$86,656	$59,899	$26,757	45%

Comparison of sales by geographical region for the six months ended June 30, 2011 and 2010 is summarized below:

	Six Months Ended June 30,
	2011	2010	$ Change	%Change
	(in thousands)
North America	$35,743	$30,247	$5,496	18%
Europe	45,082	25,930	19,152	74%
Asia & Other	79,313	46,891	32,422	69%
	$160,138	$103,068	$57,070	55%

Net sales for the three months ended June 30, 2011 were $86.7 million, an increase of $26.8 million or 45% compared to the same period in 2010. Net sales for the six months ended June 30, 2011 were $160.1 million, an increase of $57.0 million or 55% compared to the same period in 2010. The increases were driven by higher demand for machine tools as the global economy rebounded from the recent economic crisis as well as continued economic growth in Asia, particularly in China.  The increased sales levels were noted in almost all of our regions particularly in Asia & Other which was primarily driven by sales activity in China. In addition, favorable foreign currency impact contributed approximately $7.7 million and $10.8 million to the overall increase for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.

North American net sales were flat for the three months ended June 30, 2011 compared to the same period in 2010.  In the six months ended June 30, 2011, North America sales increased by $5.5 million, or 18%, compared to the same period in 2010.  The increase was primarily driven by the impact of our new distribution partners.  Sales during the six months ended June 30, 2010 were low because our new distribution partner did not enter into the market until the end of the first quarter 2010.

European net sales increased by $11.8 million, or 87%, and $19.2 million, or 74%, for the respective three and six month periods ended June 30, 2011 compared to the same periods in 2010.  The increases, as in our other regions, were driven by higher demand for machine tools as the European economy rebounded from the recession. Further, the current year impact of our Jones & Shipman acquisition contributed $0.9 million and $3.1 million to the increases for the three and six months ended June 30, 2011, respectively.  In addition, favorable foreign currency impact contributed approximately $6.5 million and $8.7 million to the European increase for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.

Asia & Other net sales increased by $15.2 million, or 55%, and $32.4 million, or 69%, for the respective three and six month periods ended June 30, 2011 compared to the same periods in 2010. The increase was driven by strong demand for machine tools in Asia, particularly in China which increased by $23.6 million, or 63% during the six month period ended June 30, 2011 compared to the same period in 2010.  Sales to a China-based supplier to the consumer electronics industry were approximately $7.8 million and approximately $15.3 million, an increase of $2.2 million and $8.1 million, respectively, for the three and six months ended June 30, 2011 as compared to the same periods in 2010.  In addition, favorable foreign currency impact contributed approximately $1.2 million and $2.1 million to the Asia & Other increase for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010.

Gross Profit.  Gross profit for the three months ended June 30, 2011 was $23.3 million, an increase of $8.6 million, or 58.8%, when compared to the same period in 2010. Gross profit for the six months ended June 30, 2011 was $42.4 million, an increase of $18.8 million, or 79.5%, when compared to the six months ended June 30, 2010. The increased gross profit is primarily attributable to the increase in sales volumes and product mix as well as higher manufacturing volumes against fixed manufacturing cost.  Gross margin rates for the three and six month period ended June 30, 2011 were 26.9% and 26.5%, respectively, compared to 24.5% and 22.9% for the same periods in 2010.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $19.0 million, or 21.9% of net sales for the three months ended June 30, 2011, an increase of $3.0 million, or 18.4%, compared to $16.0 million, or 26.8% of net sales for the three months ended June 30, 2010. SG&A expenses were $35.7 million, or 22.3% of net sales for the six months ended June 30, 2011, an increase of $5.3 million or 17.2%, compared to $30.4 million, or 29.5% of net sales for the six months ended June 30, 2010. The increase in SG&A expenses is primarily attributable to increases sales activities as a result of improved global business conditions. SG&A expense as a percentage of sales decreased by 4.9 percentage points and 7.2 percentage points, respectively, for the quarter and six months ended June 30, 2011 as compared to the same periods in 2010. The decrease is reflective of increasing sales volume and the impact associated with the successful transformational changes to our business model and continued focus on cost control. SG&A expenses for the three months and six months ended June 30, 2010 included charges of $1.2 million and $2.1 million, respectively, for professional service expenses related to the unsolicited tender offer initiated by Industrias Romi S.A. These charges did not recur in 2011. Foreign currency translation had unfavorable impact of approximately $2.9 million and $4.3 million for the three and six months ended June 30, 2011, respectively.

Other (Income) Expense.  Other income was $0.1 million for the three months ended June 30, 2011 compared to $0.7 million for the same period in 2010.  Other expense for the six months ended June 30, 2011 was $0.1 million compared to income of $0.6 million during the same period in 2010.

Income (Loss) From Operations:  Income from operations was $4.4 million for the three months ended June 30, 2011 compared to a loss of $0.7 million for the same period in 2010. Income from operations was $6.6 million for the six months ended June 30, 2011 compared to a loss of $6.0 million for the same period in 2010.

Income Taxes:  The provision for income taxes was $1.2 million and $2.0 million for the three and six months ended June 30, 2011, compared to a tax benefit of $0.01 million and $0.2 million for the three and six months ended June 30, 2010. The effective tax rates were 28.1% and 31.3% for the three months and six months ended June 30, 2011, compared to (1.7)% and (2.6)% for the same periods in 2010.

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

The effective tax rate for the three and six months ended June 30, 2011 differ from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

Net Income (Loss):  Net income for the three months ended June 30, 2011 was $3.1 million, or 3.6% of net sales, compared to a net loss of $0.8 million, or (1.3)% of net sales, for the three months ended June 30, 2010. Net income for the six months ended June 30, 2011 was $4.5 million, or 2.8% of net sales, compared to a net loss of $6.0 million, or (5.8)% of net sales, for the six months ended June 30, 2010. The increase in net income was attributed to higher gross profits due to higher net sales as well as effective cost control in SG&A expenses.  Earnings per share, both basic and diluted, for the three and six months ended June 30, 2011 were $0.27 and $0.39, respectively, compared to loss per share of $0.07 and $0.52, respectively,  for the same periods ended June 30, 2010.

Summary of Cash Flows for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(10,539)	$2,165
Net cash (used in) investing activities	(8,138)	(3,698)
Net cash provided by financing activities	5,614	1,615
Effect of exchange rate changes on cash	819	(466)
(Decrease) increase in cash and cash equivalent	$(12,244)	$(384)

Capital expenditures (included in investing activities)	$(9,002)	$(1,077)

During the six months ended June 30, 2011, we used $10.5 million net cash in operating activities. Primarily, cash was used for inventory purchases which increased due to higher demand for our products and related increase in production levels. Cash was also used to fund account and notes receivables, and prepaids and other assets as business activity levels increased.  The outflow of cash was offset by cash provided by accounts payables and accrued expenses which increased due to higher production levels and higher customer deposits related to order activity.

During the six months ended June 30, 2010, we generated $2.2 million net cash from operating activities, primarily as a result of continued effort to manage and improve working capital during the economic down-turn. During this period, raw material and parts purchase activity increased as a result of higher new order volumes, resulting in a cash use of $11.5 million.  The outflow of cash was offset by $16.4 million cash provided by accounts payable and accrued expenses/other liabilities which increased due to higher production activity and customer deposits. A decrease in accounts receivable balances contributed to $3.1 million in cash.

Net cash used in investing activities was $8.1 million for the six months ended June 30, 2011 compared to $3.7 million for the same period in 2010. The majority of the cash used in 2011 was related to investment in facilities and equipment in Switzerland and China. In 2010, we used $2.9 million to purchase Jones & Shipman.

Cash flow provided by financing activities was $5.6 million for the six months ended June 30, 2011 compared to $1.6 million for the same period in 2010. The increase was due to additional borrowings under our existing credit facilities to facilitate hedging of foreign currency exposures and to fund working capital needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and cash available under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs.  During the six months ended June 30, 2011, cash flows from financing activities and available cash were sufficient to fund our investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.  We had additional borrowing capacity of $26.8 million at June 30, 2011, and $31.4 million at December 31, 2010, available under various credit facilities maintained by the Company and certain subsidiaries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first six months of 2011.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2010 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2011, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1.a.  Risk Factors

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Default upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

PART II.  OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are submitted electronically and filed with this report:

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are submitted electronically and furnished with this report:

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Schema Document

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

August 5, 2011	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2011	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

August 5, 2011	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)