Form 10-Q
period 2011-09-30
HARDINGE INC
filed 2011-11-09
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-15760

Hardinge Inc.

(Exact name of Registrant as specified in its charter)

New York	16-0470200
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Hardinge Drive

Elmira, NY 14902

(Address of principal executive offices)  (Zip code)

(607) 734-2281

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No ____

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  X      No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 in the Exchange Act.

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).  Yes        No X

As of September 30, 2011 there were 11,659,012 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$21,261	$30,945
Restricted cash	6,510	5,225
Accounts receivable, net	58,678	47,572
Inventories, net	125,788	105,306
Deferred income taxes	1,423	1,364
Prepaid expenses	13,727	11,518
Total current assets	227,387	201,930

Property, plant and equipment, net	64,996	56,628
Deferred income taxes	966	451
Intangible assets, net	12,837	13,642
Pension assets	2,406	2,111
Other long-term assets	62	85
Total non-current assets	81,267	72,917
Total assets	$308,654	$274,847

Liabilities and shareholders’ equity
Accounts payable	$38,811	$33,533
Notes payable to bank	12,000	1,650
Accrued expenses	30,704	22,791
Customer deposits	14,819	10,468
Accrued income taxes	3,144	3,656
Deferred income taxes	2,769	2,546
Current portion of long-term debt	1,214	617
Total current liabilities	103,461	75,261

Long-term debt	3,225	2,777
Accrued pension liability	26,499	29,949
Accrued postretirement liability	2,116	2,274
Accrued income taxes	2,746	2,106
Deferred income taxes	2,718	2,516
Other liabilities	2,013	2,062
Total non-current liabilities	39,317	41,684

Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,118	114,183
Retained earnings	62,032	53,637
Treasury shares (813,980 and 865,703 shares at September 30, 2011 and December 31, 2010, respectively)	(10,379)	(11,022)
Accumulated other comprehensive (loss) income	(20)	979
Total shareholder’s equity	165,876	157,902
Total liabilities and shareholders’ equity	$308,654	$274,847

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net sales	$90,389	$71,931	$250,527	$174,999
Cost of sales	64,840	53,994	182,599	133,451
Gross profit	25,549	17,937	67,928	41,548

Selling, general and administrative expenses	18,943	18,717	54,609	49,156
Gain on sale of assets	(5)	(732)	(23)	(960)
Impairment charge recovery	-	(25)	-	(25)
Other expense (income)	284	16	389	(627)
Income (loss) from operations	6,327	(39)	12,953	(5,996)

Interest expense	97	103	268	334
Interest income	(45)	(18)	(132)	(87)
Income (loss) before income taxes	6,275	(124)	12,817	(6,243)

Income tax expense	2,025	1,074	4,073	915
Net income (loss)	$4,250	$(1,198)	$8,744	$(7,158)

Per share data:

Basic earnings (loss) per share	$0.37	$(0.11)	$0.75	$(0.63)

Diluted earnings (loss) per share	$0.36	$(0.11)	$0.75	$(0.63)

Cash dividends declared per share	$0.02	$0.005	$0.03	$0.015

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating activities
Net income (loss)	$8,744	$(7,158)
Adjustment to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment charge (recovery)	-	(25)
Depreciation and amortization	5,885	5,364
Debt issuance amortization	78	234
Provision for deferred income taxes	(411)	856
Gain on sale of assets	(23)	(960)
Gain on purchase of Jones & Shipman	-	(647)
Unrealized intercompany foreign currency translation loss	(748)	94
Changes in operating assets and liabilities:
Accounts receivable	(11,362)	(7,215)
Inventories	(20,485)	(11,049)
Prepaids and other assets	(2,700)	(4,121)
Accounts payable	6,051	15,395
Customer deposits	4,209	5,847
Accrued expenses	2,190	706
Accrued postretirement benefits	(423)	(441)
Net cash used in operating activities	(8,995)	(3,120)

Investing activities
Capital expenditures	(13,520)	(2,154)
Proceeds from sale of assets	908	1,469
Purchase of Jones & Shipman	-	(2,949)
Net cash used in investing activities	(12,612)	(3,634)

Financing activities
Proceeds from short-term notes payable to bank	20,447	8,666
Repayments of short-term notes payable to bank	(9,504)	(4,799)
Proceeds from long-term debt	1,616	-
Payments on long-term debt	(464)	(423)
Dividends paid	(349)	(174)
Other financing activities	42	(97)
Net cash provided by financing activities	11,788	3,173

Effect of exchange rate changes on cash	135	451
Net decrease in cash and cash equivalents	(9,684)	(3,130)

Cash and cash equivalent at beginning of period	30,945	20,419

Cash and cash equivalent at end of period	$21,261	$17,289

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2011

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from our estimates. In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted. Our operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected in subsequent quarters or the full year ended December 31, 2011.

We operate in one business segment – industrial machine tools. Certain amounts in the December 31, 2010 consolidated financial statements have been reclassified to conform to the September 30, 2011 presentation.

NOTE 2 .  SIGNIFICANT RECENT EVENT

On July 26, 2011, our Taiwan subsidiary, Hardinge Machine Tools B.V., Taiwan Branch, entered into a new unsecured general credit facility agreement replacing its existing $10.0 million facility. This agreement, which expires on May 30, 2012, provides a $12.0 million facility, or its equivalent in other currencies, for working capital, raw material purchases, and export business purposes. This credit facility charges interest at the Bank’s current base rate of 2.75%, which is subject to change by the Bank based on market conditions. It carries no commitment fees on unused funds. The principal amount outstanding for these facilities was $12.0 million and $1.7 at September 30, 2011 and December 31, 2010, respectively.

On August 31, 2011, our Chinese subsidiary, Hardinge Precision Machinery (Jiaxing) Co., Ltd., entered into a loan agreement with a local bank. This agreement, which expires on January 30, 2014, provides up to 25.0 million in Chinese Renminbi (“RMB”), or $3.9 million equivalent, that the Company may draw for plant construction and fixed assets acquisition purposes. The interest rate is the base rate as published by the People’s Bank of China, currently at 6.65%, plus a 20% mark-up making the effective interest rate 7.98%.  The interest rate is recalculated annually. The agreement calls for scheduled principal repayments in the amounts of RMB 4.0 million, RMB 6.0 million, RMB 6.0 million and RMB 9.0 million on July 20, 2012, January 20, 2013, July 20, 2013, and January 30, 2014, respectively, however, if on any such date the outstanding principal of the loan is less than the scheduled repayment amount, the Company is required to repay the entire outstanding principal balance on such date. The principal amount outstanding was $1.6 million at September 30, 2011.

The Chinese subsidiary’s loan agreement contains financial covenants pursuant to which the subsidiary is required to continually maintain total liabilities to total assets ratio of less than 0.65:1.00 and a current ratio of more than 1.0:1.0. In addition, the subsidiary is not allowed to act as a guarantor to any third party. The loan agreement contains customary events of default and acceleration clauses. The loan is secured by substantially all of the real property and improvements owned by the subsidiary, including improvements currently under construction.  At September 30, 2011, we are in compliance with the covenants under the loan agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 3 .  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Raw materials and purchased components	$47,780	$34,113
Work-in-process	28,047	22,834
Finished products	49,961	48,359
Inventory, net	$125,788	$105,306

NOTE 4.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following:

	September 30,	December 31,
	2011	2010
	(in thousands)
Land, buildings and improvements	$70,963	$68,871
Machinery, equipment and fixtures	69,418	69,882
Office furniture, equipment and vehicles	17,884	17,389
Construction in progress	10,737	567
	169,002	156,709
Less accumulated depreciation	104,006	100,081
Property, plant and equipment, net	$64,996	$56,628

NOTE 5.  INTANGIBLE ASSETS

Total net intangible assets were $12.8 million at September 30, 2011 and $13.6 million at December 31, 2010.  At September 30, 2011, the intangible assets not subject to amortization were valued at $7.2 million, representing the value of the name, trademarks, and copyrights associated with the former worldwide operations of Bridgeport. At September 30, 2011, the amortizable intangible assets were valued at $5.6 million, representing the value of the Jones & Shipman trade name, Bridgeport technical information, patents, customer lists, land use rights, and other items.

NOTE 6.  INCOME TAXES

We continue to maintain a full valuation allowance on the net deferred tax assets in our subsidiaries in the United States, the United Kingdom, Germany, and Canada, related to tax loss carryforwards in those jurisdictions and other deferred tax assets of those entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 6.  INCOME TAXES

(Continued)

Each quarter, we estimate our full year effective tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results, and adjust year-to-date tax expense to reflect our full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were 32.3% and 31.8% for the three and nine months ended September 30, 2011, respectively. The effective tax rates for the three and nine months ended September 30, 2011 differ from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded.

The tax years 2008 to 2010 remain open to examination by United States taxing authorities. Tax years between 2005 and 2010 generally remain open to routine examinations by foreign taxing authorities in our other major jurisdictions, including Switzerland, United Kingdom, Taiwan, Germany, and China.

We recorded an increase of $0.5 million to the accrued liability associated with uncertain tax positions in the three months ended September 30, 2011. At September 30, 2011, the accrued liability for uncertain income tax positions was $2.8 million, of which approximately $0.9 million was related to interest and penalties. At December 31, 2010, the accrued liability for uncertain tax positions was $2.1 million, of which $0.8 million was related to interest and penalties. If recognized, the uncertain tax benefits, with related penalties and interest at September 30, 2011 and December 31, 2010, would be recorded as a benefit to income tax expense on the consolidated statement of operations.

NOTE 7.  WARRANTIES

A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Balance at beginning of period	$3,995	$2,766	$3,297	$2,470
Warranties issued	951	1,168	3,146	3,040
Warranty settlement costs	(763)	(541)	(1,945)	(1,371)
Changes in accruals for pre-existing warranties	(322)	(329)	(823)	(1,012)
Currency translation adjustment	(193)	163	(7)	100
Balance at end of period	$3,668	$3,227	$3,668	$3,227

Warranty liabilities are reported as accrued expenses on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 8.  PENSION AND POST RETIREMENT PLANS

The following tables summarize the components of net periodic pension and postretirement costs for the three and nine months ended September 30, 2011 and 2010.

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Service cost	$422	$466	$1,203	$1,118
Interest cost	2,182	2,025	6,453	6,269
Expected return on plan assets	(2,575)	(2,363)	(7,592)	(7,026)
Amortization of prior service cost	(20)	(30)	(57)	(89)
Amortization of transition asset	(76)	(56)	(215)	(161)
Amortization of loss	472	218	1,356	638
	$405	$260	$1,148	$749

	Postretirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Service cost	$5	$5	$14	$13
Interest cost	34	39	103	117
Amortization of prior service cost	(89)	(93)	(265)	(278)
	$(50)	$(49)	$(148)	$(148)

The expected contributions to be paid during the year ending December 31, 2011 to the domestic defined benefit plans are $2.1 million. Contributions to the domestic plans were $1.7 million and $0.3 million during the nine months ended September 30, 2011 and 2010, respectively. The Company also provides defined benefit pension plans for some of its foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2011 to the foreign defined benefit plans are $2.4 million. For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations. Contributions to the foreign plans were $1.8 million and $1.5 million during the nine months ended September 30, 2011 and 2010, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

NOTE 9.  DERIVATIVE INSTRUMENTS & FAIR VALUE

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, notes payable to bank, and variable interest rate debt approximate their fair values either due to the short period to maturity of the instruments or due to the nature of underlying assets or liabilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 9.  DERIVATIVE INSTRUMENTS & FAIR VALUE

(Continued)

For contracts that are designated and qualify as cash flow hedges, the unrealized gains or losses on the contracts are reported as a component of other comprehensive income (“OCI”) and are reclassified from accumulated other comprehensive income (“AOCI”) into earnings on the consolidated statement of operations when the hedged transaction affects earnings.  As of September 30, 2011, $2.2 million of the unrealized loss is expected to be reclassified from AOCI into earnings over the next 12 months. For contracts that are not designated as hedges, the gains and losses on the contract are recognized in current earnings as other (income) expense.

Notional amounts of the derivative financial instruments not qualifying or designated as hedges were $47.1 million at September 30, 2011 and $20.0 million at December 31, 2010. For the three and nine months ended September 30, 2011, losses related to this type of derivative financial instruments were $1.0 million and $1.3 million, respectively. For the three and nine months ended September 30, 2010, losses related to this type of derivative financial instruments were $0.36 million and $0.04 million, respectively. The losses were recorded as other expense in our consolidated statement of operations.

Derivative financial instruments qualifying and designated as hedges are as follows:

	September 30, 2011		December 31, 2010
	Notional Amount	Unrealized (Loss)	Notional Amount	Unrealized (Loss)
	(in thousands)
Foreign currency forward contracts	$84,330	$(2,853)	$2,161	$(90)

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

The following table presents the fair values and classification of our financial instruments measured on a recurring basis as of September 30, 2011:

As of September 30, 2011
Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards designated as hedges:
Prepaid expenses	$225	$-	$225	$-
Accrued expenses	$3,078	$-	$3,078	$-

Foreign currency forwards not designated as hedges:
Prepaid expenses	$449	$-	$449	$-
Accrued expenses	$1,295	$-	$1,295	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 9.  DERIVATIVE INSTRUMENTS & FAIR VALUE

(Continued)

The following table presents the fair values and classification of our financial instruments measured on a recurring basis as of December 31, 2010:

As of December 31, 2010
Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards designated as hedges:
Prepaid expenses	$-	$-	$-	$-
Accrued expenses	$90	$-	$90	$-

Foreign currency forwards not designated as hedges:
Prepaid expenses	$254	$-	$254	$-
Accrued expenses	$16	$-	$16	$-

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

A substantial portion of the Pond is located on our property.  Hardinge, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation, and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order of Consent (the “Order”) on September 29, 2006; the EPA approved and executed the Order that day.

The PRPs also signed a PRP Member Agreement to share the cost of the RI/FS Study on a per capita basis.  We estimated our portion of the cost to be $0.12 million for which we established a reserve. As of September 30, 2011, we have spent $0.12 million with respect to the study and other activities relating to the Site.

The PRPs, with their consultants, developed and submitted a Revised RI/FS on December 6, 2007. In May 2008, the EPA approved the RI/FS Work Plan.  On September 7, 2011, the PRPs submitted a draft Remedial Investigation Report to the EPA.  The PRPs are continuing to address the EPA comments and to perform the tasks required by the Work Plan and the Order.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

NOTE 11.  STOCK-BASED COMPENSATION

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

Our 2002 Incentive Stock Plan authorized various long-term incentives (the “2002 Plan”).  Subsequent to May 3, 2011, no grants have been made or will in the future be made under the 2002 Plan.  However, all outstanding awards and grants under the 2002 Plan will remain in effect until the end of the corresponding terms of such awards and grants.

All of our stock-based compensation to employees is recorded as selling, general and administrative expenses in our statement of operations based on the fair value at the grant date of the award.

During the nine months ended September 30, 2011 and 2010, we did not issue any new stock options. Expenses related to stock options were not material for the three months and nine months ended September 30, 2011 and 2010.

During the nine months ended September 30, 2011 and 2010, we granted 57,780 and 70,340 restricted stock/units awards (the “RSA”), respectively. The total deferred compensation expenses associated with these awards, which were measured based on the fair value at the grant date, were $0.6 million and $0.4 million, respectively, which were being amortized over the specific service period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 11.  STOCK-BASED COMPENSATION

(Continued)

During the nine months ended September 30, 2011, we granted 54,000 performance share incentives (the “PSI”). We did not grant any PSIs during the same period in 2010. The total deferred compensation expenses associated with these PSI awards, which were measured based on the fair value at the grant date, were $0.7 million, which were being realized into earnings based on passage of time and achievement of performance criteria.

Total stock-based compensation expenses related to the RSAs and PSIs were $0.2 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Unrecognized compensation and the expected weighted-average recognition periods as of September 30, 2011 and December 31, 2010, related to RSAs are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Unrecognized compensation cost	$1,002	$821
Expected weighted-average recognition period for unrecognized compensation cost, in years	1.4	1.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 12.  EARNINGS PER SHARE

The computation of earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands except per share data)
Basic earnings (loss) per share computation:
Net earnings (loss)	$4,250	$(1,198)	$8,744	$(7,158)
Earnings allocated to participating awards	56	1	120	3
Net earnings (loss) applicable to common shareholders	$4,194	$(1,199)	$8,624	$(7,161)

Weighted-average common shares outstanding	11,467	11,409	11,461	11,409
Basic earnings (loss) per share	$0.37	$(0.11)	$0.75	$(0.63)

Diluted earnings (loss) per share computation:
Net earnings (loss)	$4,250	$(1,198)	$8,744	$(7,158)
Earnings allocated to participating awards	56	1	120	3
Net earnings (loss) applicable to common shareholders	$4,194	$(1,199)	$8,624	$(7,161)

Weighted average common shares outstanding	11,467	11,409	11,461	11,409
Assumed exercise of stock options	25	-	26	-
Assumed satisfaction of restricted stock conditions	1	-	-	-
Assumed satisfaction of performance share conditions	40	-	40	-
Weighted-average diluted shares outstanding	11,533	11,409	11,527	11,409
Diluted earnings (loss) per share	$0.36	$(0.11)	$0.75	$(0.63)

For the three months ended September 30, 2011 and 2010, 186,753 and 161,419 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2011 and 2010, 175,225 and 141,380 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 13.  COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$4,250	$(1,198)	$8,744	$(7,158)
Foreign currency translation adjustment	(9,902)	9,766	887	4,265
Retirement plans related adjustment(1)	1,428	(992)	261	(401)
Unrealized loss on cash flow hedges(2)	(2,060)	-	(2,147)	-
Other comprehensive loss (income)	(10,534)	8,774	(999)	3,864
Total comprehensive (loss) income	$(6,284)	$7,576	$7,745	$(3,294)

(1)   Tax effects on retirement plans related adjustments, in thousands, were $(326) and $173 for three months ended September 30, 2011 and 2010, respectively, and $(62) and $61 for nine months ended September 30, 2011 and 2010, respectively.

(2)   Tax effects on unrealized gain (loss) on cash flow hedges, in thousands, were $260 and $-0- for three months ended September 30, 2011 and 2010, respectively, and $321 and $-0- for nine months ended September 30, 2011 and 2010, respectively.

Balances of the components of accumulated other comprehensive income (loss), net of accumulated tax effect, are as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Foreign currency translation adjustments	$34,702	$33,815
Retirement plans related adjustments	(32,485)	(32,746)
Unrealized loss on cash flow hedges	(2,237)	(90)
Accumulated other comprehensive income	$(20)	$979

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

NOTE 14.  NEW ACCOUNTING STANDARDS

On January 1, 2011, we adopted Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition ASC Topic 605: Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for sales arrangements that include multiple products or services by revising the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. The adoption of this standard did not have material impact on our consolidated results of operations and financial condition.

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires companies to present items of net income, items of other comprehensive income and total comprehensive income in one continuous statement or two separate but consecutive statements.  ASU 211-05 will be effective for our fiscal year beginning January 1, 2012. ASU 2011-05 is to be applied retrospectively, and early adoption is permitted. Adoption of this pronouncement is not expected to have a material effect on our consolidated financial statements.

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

During the nine months ended September 30, 2011, global economic conditions continued to improve as compared to the same period in 2010. As a result, we experienced higher levels of incoming orders and higher sales activity in almost all of the regions in which we conduct business.

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

We are also subject to credit risks relating to the ability of hedging transactions counterparties to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of our foreign currency forward exchange contracts.

We also expect that some of our customers and vendors may experience difficulty in maintaining the liquidity required to buy inventory or raw materials. We continue to monitor our customers’ financial condition in order to mitigate our accounts receivable collectability risks.

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are, in alphabetical order, British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”). Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. During the third quarter of 2011, as compared to the respective average values of those functional currencies in the third quarter of 2010, the value of USD decreased by a range of 4% to 25%. On a year to date basis, the value of USD decreased by a range of 5% to 22%, as compared to the respective year to date average values of those of functional currencies in the same period of 2010. The weaker USD resulted in favorable currency translation impact of approximately $5.4 million on orders and approximately $7.4 million on net sales in the three months September 30, 2011, and approximately $16.2 million on orders and approximately $18.3 million on net sales in the nine months ended September 30, 2011. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

Results of Operations

Summarized selected financial data for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands, except per share data)

Orders	$81,474	$70,563	$10,911	16%	$303,377	$213,714	$89,663	42%
Net sales	90,389	71,931	18,458	26%	250,527	174,999	75,528	43%
Gross profit	25,549	17,937	7,612	42%	67,928	41,548	26,380	64%
% of net sales	28.3%	24.9%	3.4 pts.		27.1%	23.7%	3.4 pts
Selling, general & administrative expenses	18,943	18,717	226	1%	54,609	49,156	5,453	11%
% of net sales	21.0%	26.0%	(5.0) pts.		21.8%	28.1%	(6.3) pts.
Gain on sale of assets	(5)	(732)	727	(99)%	(23)	(960)	937	(98)%
Other expense (income)	284	16	268	N/M	389	(627)	1,016	N/M
Income (loss) from operations	6,327	(39)	6,366	N/M	12,953	(5,996)	18,949	N/M
% of net sales	7.0%	(0.1)%	7.1 pts.		5.2%	(3.4)%	8.6 pts.
Income (loss) before income taxes	6,275	(124)	6,399	N/M	12,817	(6,243)	19,060	N/M
Net income (loss)	4,250	(1,198)	5,448	N/M	8,744	(7,158)	15,902	N/M
% of net sales	4.7%	(1.7)%	6.4 pts.		3.5%	(4.1)%	7.6 pts.

N/M – The percentage calculation is not meaningful.

Reconciliation of Net Income to EBITDA

		Three Months Ended September 30,			Nine Months Ended September 30,
		2011	2010	$ Change	2011	2010	$ Change
		(in thousands)
GAAP net income (loss)		$4,250	$(1,198)	$5,448	$8,744	$(7,158)	$15,902
Plus:	Interest expense, net	52	85	(33)	136	247	(111)
	Income tax expense	2,025	1,074	951	4,073	915	3,158
	Depreciation & amortization	1,989	1,755	234	5,885	5,364	521
EBITDA (1)		$8,316	$1,716	$6,600	$18,838	$(632)	$19,470

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

Orders:    Comparison of orders by geographical region for the three and nine months ended September 30, 2011 and 2010 is summarized below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands)				(in thousands)
North America	$20,167	$15,462	$4,705	30%	$72,788	$48,052	$24,736	51%
Europe	29,735	22,366	7,369	33%	93,490	58,591	34,899	60%
Asia & Other	31,572	32,735	(1,163)	(4)%	137,099	107,071	30,028	28%
	$81,474	$70,563	$10,911	15%	$303,377	$213,714	$89,663	42%

Orders for the three months ended September 30, 2011 were $81.5 million, an increase of $10.9 million or 15% compared to the same period in 2010. Orders for the nine months ended September 30, 2011 were $303.4 million, an increase of $89.7 million or 42% compared to the same period in 2010. On a year to date basis, worldwide machine tools demand improved considerably compared to the same period in 2010 as the global economy recovered from the recent recessionary conditions.  Further, certain countries in Asia, particularly China, have had strong economic growth which also led to increased demand for machine tools. This increased demand contributed to the improved order levels in all of our major markets and product lines. In addition, favorable foreign currency impact added approximately $5.4 million and $16.2 million to the overall increase for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.

North American orders increased by $4.7 million, or 30%, and $24.7 million, or 51%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in both periods was primarily in the U.S. and was driven by the improved economic environment as the U.S. economy rebounded from recessionary conditions and our distribution partners continued to gain traction in the market-place with our product lines.

European orders increased by $7.4 million, or 33%, and $34.9 million, or 60%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The increase in both periods was driven by favorable foreign currency impact and an improved manufacturing environment in the region.  Foreign currency had a favorable impact of approximately $4.3 million and $11.8 million to the overall European increase for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010. In addition, the current year impact of the Jones & Shipman acquisition contributed $0.2 million and $5.1 million to the increase in orders for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding periods in 2010.

Asia & Other orders represented 39% and 45%, respectively, of the total orders for the three and nine months ended September 30, 2011. Compared to the same period in 2010, Asia & Other orders for the three months ended September 30, 2011 decreased by $1.2 million, or 4%.  Orders from a China-based supplier to the consumer electronics industry were $1.5 million and $4.6 million for the three months ended September 30, 2011 and 2010, respectively. Excluding the orders from this customer, Asia & Other orders increased by $1.9 million, or 7%, in the third quarter of 2011 compared to the same quarter in 2010. When compared to the corresponding nine months period in 2010, Asia & Other orders for the nine months ended September 30, 2011 increased by $30.0 million, or 28%. Orders from the China-based customer were $12.5 million and $30.3 million for the nine months ended September 30, 2011 and 2010, respectively. Excluding the orders from this customer, Asia & Other orders increased by $47.8 million, or 62%, during the nine months ended September 30, 2011 compared to the corresponding period in 2010. The increase was driven by strong demand for machine tools in Asia, particularly in China. In addition, favorable foreign currency impact contributed approximately $1.1 million and $4.4 million to the Asia & Other increase in orders for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.

Net Sales:    Comparison of sales by geographical region for the three and nine months ended September 30, 2011 and 2010 is summarized below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
	(in thousands)				(in thousands)
North America	$22,480	$12,877	$9,603	75%	$58,204	$43,124	$15,080	35%
Europe	33,293	18,230	15,063	83%	78,376	44,161	34,215	77%
Asia & Other	34,616	40,824	(6,208)	(15)%	113,947	87,714	26,233	30%
	$90,389	$71,931	$18,458	26%	$250,527	$174,999	$75,528	43%

Net sales for the three months ended September 30, 2011 were $90.4 million, an increase of $18.5 million or 26% compared to the same period in 2010. The increase was driven by higher demand for machine tools as the global economy rebounded from the recent economic crisis.  In addition, favorable foreign currency impact contributed approximately $7.4 million to the overall increase for the three months ended September 30, 2011, when compared to the same period in 2010.

Net sales for the nine months ended September 30, 2011 were $250.5 million, an increase of $75.5 million or 43% compared to the same period in 2010. The increase was driven by higher demand for machine tools as the global economy rebounded from the recent economic crisis. The increased sales levels were noted in almost all of our regions particularly in Asia & Other which was primarily driven by sales activity in China. In addition, favorable foreign currency impact contributed approximately $18.3 million to the overall increase for nine months ended September 30, 2011, when compared to the same period in 2010.

North American net sales increased by $9.6 million, or 75%, and $15.1 million, or 35%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  The increase was primarily driven by the impact of improved economic conditions in the U.S. and the favorable impact of our new distribution partners.  Sales during the nine months ended September 30, 2010 were negatively impacted as our new distribution partner did not enter into the market until the end of the first quarter 2010.

European net sales increased by $15.1 million, or 83%, and $34.2 million, or 77%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.  The increase in both periods was driven by favorable foreign currency impact and higher demand for machine tools as the manufacturing environment in Europe improved. Foreign currency had a favorable impact of approximately $5.8 million and $14.4 million to the overall European increase for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010. In addition, the current year impact of our Jones & Shipman acquisition added $2.8 million and $5.3 million to the increases in net sales for the three and nine months ended September 30, 2011, respectively, when compared to the corresponding periods in 2010.

Asia & Other net sales for the three months ended September 30, 2011 decreased by $6.2 million, or 15% when compared to the same period in 2010. Sales to a China-based supplier to the consumer electronics industry were $1.3 million and $14.2 million for the three months ended September 30, 2011 and 2010, respectively. Excluding the sales to this customer, Asia & Other sales increased by $6.7 million, or 25%, in the third quarter of 2011 compared to the same quarter in 2010. When compared to the corresponding nine months period in 2010, Asia & Other sales for the nine months ended September 30, 2011 increased by $26.2 million, or 30%. Sales to the China-based customer were $16.7 million and $21.5 million for the nine months ended September 30, 2011 and 2010, respectively. Excluding the sales to this customer, Asia & Other sales increased by $31.0 million, or 47%, during the nine months ended September 30, 2011 compared to the same period in 2010. The increase was driven by strong demand for machine tools in Asia, particularly in China. In addition, favorable foreign currency impact contributed approximately $1.6 million and $3.9 million to the Asia & Other increase in net sales for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010.

Gross Profit:    Gross profit for the three months ended September 30, 2011 was $25.5 million, an increase of $7.6 million, or 42.4%, when compared to the same period in 2010. Gross profit for the nine months ended September 30, 2011 was $67.9 million, an increase of $26.4 million, or 63.5%, when compared to the nine months ended September 30, 2010. The increased gross profit is primarily attributable to the increase in sales as well as higher manufacturing volumes against fixed manufacturing cost.  Gross margin for the three and nine months ended September 30, 2011 were 28.3% and 27.1%, respectively, compared to 24.9% and 23.7% for the corresponding periods in 2010.

Selling, General and Administrative Expenses:     Selling, general and administrative (SG&A) expenses were $18.9 million, or 21.0% of net sales for the three months ended September 30, 2011, an increase of $0.2 million, or 1.2%, compared to $18.7 million, or 26.0% of net sales for the three months ended September 30, 2010. SG&A expenses were $54.6 million, or 21.8% of net sales for the nine months ended September 30, 2011, an increase of $5.5 million or 11.1%, compared to $49.2 million, or 28.1% of net sales for the nine months ended September 30, 2010. With respect to the applicable three and nine month periods, the increase in SG&A expenses is primarily attributable to increased sales levels.

SG&A expense as a percentage of sales decreased by 5.0 percentage points and 6.3 percentage points, respectively, for the three and nine months ended September 30, 2011 as compared to the same periods in 2010. For both the three and nine month periods, the decrease is reflective of increasing sales volume and the impact associated with the successful transformational changes to our business model and continued focus on cost control.

SG&A expenses for the three months ended September 30, 2010 included charges of $1.5 million for professional service expenses related to the unsolicited tender offer initiated by Industrias Romi S.A and $0.6 million charge associated with the settlement of a tax audit concerning a foreign subsidiary of the Company. Exclusive of these charges, SG&A for the three months ended September 30, 2010 would have been $16.6 million, or 23.1% of net sales. SG&A expenses for the nine months ended September 30, 2010 included charges of $3.5 million for professional service expenses related to the unsolicited tender offer initiated by Industrias Romi S.A, $0.6 million charge associated with the settlement of a tax audit at a foreign subsidiary, and $0.3 million related to Jones & Shipman acquisition costs. Exclusive of these charges, SG&A for the nine months ended September 30, 2010 would have been $44.8 million, or 25.6% of net sales.

Foreign currency translation had unfavorable impact of approximately $1.5 million and $3.9 million for the three and nine months ended September 30, 2011, respectively.

Gain On Sale Of Assets:    Gain on sale of assets for the three and nine months ended September 30, 2011 were not material. Gain on sale of assets for the three and nine months ended September 30, 2010 was primarily related to a $0.8 million gain on sale of certain fixed assets.

Other (Income) Expense:    Other expenses for the three and nine months ended September 30, 2011 were $0.3 million and $0.4 million respectively.  Other (income) expense for the three and nine months ended September 30, 2010 were $0.02 million and $(0.7) million, respectively.  Other income for the nine months ended September 30, 2010 was primarily related to $0.7 million gain associated with the purchase of Jones & Shipman in the second quarter of 2010.

Income (Loss) From Operations:    Income from operations was $6.3 million and $13.0 million for the three and nine months ended September 30, 2011, respectively, compared to a loss of $0.04 million and $6.0 million for the same periods in 2010.

Income Taxes:    The provision for income taxes was $2.0 million and $4.1 million for the three and nine months ended September 30, 2011, compared to $1.1 million and $0.9 million for same periods in 2010. The effective tax rates were 32.3% and 31.8% for the three and nine months ended September 30, 2011, compared to (866.1)% and (14.7)% for the same periods in 2010.

This difference was driven by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded, by the mix of earnings by country, and by changes in our liabilities for uncertain tax positions.

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

The effective tax rates for the three and nine months ended September 30, 2011 differ from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, and due to an increase to the accrued liability associated with uncertain tax positions.

Net Income (Loss):   Net income for the three and nine months ended September 30, 2011 was $4.3 million and $8.7 million, respectively, compared to a net loss of $1.2 million and $7.2 million for the respective periods in 2010.  Net income as a percentage of sales was 4.7% and 3.5% for the three and nine months ended September 30, 2011, respectively. Net loss as a percentage of sales was 1.7% and 4.1%, for the three and nine months ended September 30, 2010, respectively. The increase in net income is attributed to higher sales levels, improved gross profit, and effective cost control in SG&A expenses.

Summary of Cash Flows for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash used in operating activities	$(8,995)	$(3,120)
Net cash used in investing activities	(12,612)	(3,634)
Net cash provided by financing activities	11,788	3,173
Effect of exchange rate changes on cash and cash equivalents	135	451
Decrease in cash and cash equivalents	$(9,684)	$(3,130)

Capital expenditures (included in investing activities)	$(13,520)	$(2,154)

During the nine months ended September 30, 2011, we used $9.0 million net cash in operating activities. Cash was primarily used for inventory growth which increased due to higher demand for our products and the related increase in production levels. Cash was also used to fund account and notes receivables, and prepaids and other assets as business activity levels increased.  The outflow of cash was offset by cash provided by accounts payable and accrued expenses which increased due to higher production levels and higher customer deposits related to order activity.

During the nine months ended September 30, 2010, cash used in operating activities was $3.1 million, primarily as a result of improving business conditions.  During this period, approximately $22.4 million cash was used to purchase inventory and to fund receivables and other current assets as a result of higher order volumes and resulting improved sales.  The outflow of cash was offset by $22.0 million cash provided by accounts payable and accrued expenses/other liabilities which increased due to higher production activity and customer deposits.

Net cash used in investing activities was $12.6 million for the nine months ended September 30, 2011 compared to $3.6 million for the same period in 2010. The majority of the cash used in 2011 was related to investment in facilities and equipment in Switzerland and China. In 2010, we used $2.9 million to purchase Jones & Shipman.

Cash flow provided by financing activities was $11.8 million for the nine months ended September 30, 2011 compared to $3.2 million for the same period in 2010. The increase was due to additional borrowings under our existing loan and credit facilities to fund our facility expansion in China and working capital needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and cash available under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and changes in working capital needs.  During the nine months ended September 30, 2011, cash flows from financing activities and available cash were sufficient to fund our investment activities, primarily capital expenditures for property, plant and equipment and other productive assets. We had additional borrowing capacity of $25.7 million at September 30, 2011, and $31.4 million at December 31, 2010, available under various credit facilities maintained by the Company and certain subsidiaries.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first nine months of 2011. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2010 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2011, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1.a.  Risk Factors

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Default upon Senior Securities

None

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None

PART II.  OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are submitted electronically and filed with this report:

10.1	-

Summary Sheet reflecting the changes made to Director Compensation Arrangements, incorporate by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2011.

10.2	-	Credit Agreement dated July 26, 2011 between Hardinge Machine Tools B.V., Taiwan Branch, and Mega International Commercial Bank Co., Ltd.

10.3	-	Loan Agreement dated August 31, 2011 between Hardinge Precision Machinery (Jiaxing) Co., Ltd., and China Construction Bank.

31.1	-	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	-	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following exhibits are submitted electronically and furnished with this report:

101.INS	-	XBRL Instance Document

101.SCH	-	XBRL Taxonomy Schema Document

101.CAL	-	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	-	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	-	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	-	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

November 9, 2011	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2011	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

November 9, 2011	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)