Form 10-K
period 2011-12-31
HARDINGE INC
filed 2012-03-14
CIK 313716

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission File Number 0-15760

HARDINGE INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	16-0470200 (IRS Employer Identification No.)
One Hardinge Drive, Elmira, New York (Address of principal executive offices)	14902-1507 (Zip Code)

(607) 734-2281
(Registrant's telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value per share	NASDAQ Global Select Market
(Name of exchange on which registered)

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d). Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

         Indicate by check mark whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was $122.6 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2011.

         There were 11,666,092 shares of Hardinge stock outstanding as of March 12, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Hardinge Inc.'s Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Commission on or about March 31, 2012 are incorporated by reference to Part III of this Form 10-K.

HARDINGE INC. AND SUBSIDIARIES
2011 Annual Report

i

PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive office is located within Chemung County at One Hardinge Drive, Elmira, New York 14902-1507. Unless otherwise mentioned or unless the context requires otherwise, all references to "Hardinge," "we," "us," "our," "the Company" or similar references mean Hardinge Inc. and its subsidiaries.

        Our website, www.hardinge.com, provides links to all of the Company's filings with the Securities and Exchange Commission. A copy of this annual report on Form 10-K and our other annual, quarterly, and current reports filed with SEC are available on the website or can be obtained free of charge by contacting the Investor Relations Department at our principal executive office. Alternatively, such reports may be accessed at the Internet address of the SEC, which is www.sec.gov, or at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information about the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

        We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metal-cutting machines. The Company has the following direct and indirect wholly owned subsidiaries:

North America:
Canadian Hardinge Machine Tools, Ltd	Toronto, Ontario, Canada
Hardinge Technology Systems, Inc.	Elmira, New York
Europe:
Hardinge Holdings GmbH	St. Gallen, Switzerland
Hardinge Holdings B.V.	Amsterdam, Netherlands
Hardinge GmbH	Krefeld, Germany
Hardinge Machine Tools, Ltd.	Leicester, England
Hardinge Machine Tools B.V.	Raamsdonksveer, Netherlands
L. Kellenberger & Co. AG	St. Gallen, Switzerland
Jones & Shipman Grinding Limited	Leicester, England
Jones & Shipman SARL	Bron, France
Asia:
Hardinge China, Limited	Hong Kong, People's Republic of China
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge Precision Machinery (Jiaxing) Company, Limited	Jiaxing, People's Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China
Hardinge Machine Tools B.V., Taiwan Branch	Nan Tou City, Taiwan, Republic of China

        We have manufacturing facilities located in China, Switzerland, Taiwan, the United Kingdom ("U.K.") and the United States ("U.S."). We manufacture the majority of the products we sell.

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

        Our Kellenberger precision grinding technology is complemented by our Hauser and Tschudin grinding brands. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and mold-making applications. Tschudin product technology is focused on the specialized grinding of cylindrical parts when the customer requires high volume production. Our Tschudin machines are generally equipped with automatic loading and unloading mechanisms for the part being machined. These loading and unloading mechanisms significantly reduce the level of involvement a machine operator has to perform in the production process.

        During 2010, the Company established Jones & Shipman Grinding Limited. after acquiring the assets of Jones and Shipman, a UK-based manufacturer of grinding and super-abrasive machines and machining systems. Jones & Shipman manufactures and distributes a range of high-quality grinding (surface, creep feed and cylindrical) machines used by a diverse range of industries.

        Machining centers are designed to remove material from stationary, prismatic or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. We supply a broad line of machining centers under our Bridgeport brand name addressing a range of sizes, speeds, and powers.

        Our machines are generally computer controlled and use commands from an integrated computer to control the movement of cutting tools, grinding wheels, part positioning, and in the case of turning and grinding machines, the rotation speeds of the part being shaped. The computer control enables the operator to program operations such as part rotation, tooling selection, and tooling movement for a specific part and then stores that program in memory for future use. The machines are able to produce parts while left unattended when connected to automatic bar-feeding, robotics equipment, or other material handling devices designed to supply raw materials and remove machined parts from the machine.

        New products are critical to our growth plans. We gain access to new products through internal product development, acquisitions, joint ventures, license agreements, and partnerships. Products are introduced each year to both broaden our product offering, to take advantage of new technologies available to us, and to replace previous models nearing the end of their life cycles. These technologies generally allow our machines to run at higher speeds and with more power, thus increasing their efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another. Generally, our machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites, and exotic materials.

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

        On many of our machines, multiple options are available which allow customers to customize their machines to their specific operating performance and cost objectives. We produce machines for stock with popular option combinations for immediate delivery, as well as design and produce machines to specific customer requirements. In addition to our machines, we provide the necessary tooling, accessories, and support services to assist customers in maximizing their return on investment.

        The sale of repair parts is important to our business. Certain parts on machines wear over time or break through misuse. Customers will buy parts from us throughout the life of the machine, which is generally measured in multiple years. There are thousands of machines in operation in the world for which we provide those repair parts and in many cases the parts are available exclusively from us. In addition, we offer an extensive line of accessories including workholding, toolholding, and other industrial support products, which may be used on both our machines and those produced by others.

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

        Our non-machine products are sold in the U.S. mainly through direct telephone orders to a toll-free telephone number and via our web site at www.shophardinge.com. In most cases, we are able to package and ship in-stock tooling and repair parts within 24 hours of receiving orders. We can package and ship items with heavy demand within a few hours. In other parts of the world, these products are sold on either a direct sales basis or through distributor arrangements.

        We promote recognition of our products in the marketplace through advertising in trade publications, web presences, email newsletters, and participation in industry trade shows. In addition, we market our non-machine products through publication of general catalogues and other targeted catalogues, which we distribute to existing and prospective customers. We have a substantial presence on the internet at www.hardinge.com where customers can obtain information about our products and place orders for workholding, rotary, and knee mill products.

        A substantial portion of our end use customers are small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by us include aerospace, automotive, computer, communications, consumer-electronics, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, and transportation.

        In 2011, no single customer or related group of customers accounted for more than 10% our consolidated sales. In 2010, a customer who is a supplier to the consumer electronics industry accounted for 10.7% of our consolidated sales. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

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

        We compete in the various segments of the machine tool market within the products of turning, milling, grinding and workholding. We compete with numerous vendors in each market segment we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service, and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level they can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as Mori-Seiki, Mazak, and Okuma, which are based in Japan, and DMG, which is based in Germany. Competition in our more standard turning and milling equipment comes to some degree from those companies as well as Doosan, which is based in South Korea, and Haas which is based in the U.S., as well as many Taiwanese companies. Our cylindrical grinding machines compete primarily with Studer, a Swiss Company as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with Okamoto in Japan and Chevalier in Taiwan. Our accessories products compete with many smaller companies.

        The overall number of our competitors providing product solutions serving our market segments may increase. Also, the composition of competitors may change as we broaden our product offerings and the geographic markets we serve. As we expand into new market segments, we will face competition not only from our existing competitors but from other competitors as well, including existing companies with strong technological, marketing and sales positions in those markets. In addition, several of our competitors may have greater resources, including financial, technical, and engineering resources, than we do.

Sources and Availability of Components

        We produce certain of our lathes, knee mills, and related products at our Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. The Jones & Shipman grinding machines are manufactured at our Leicester, England plant. We produce machining centers and lathes at our facilities in Hardinge Taiwan in Nan Tou, Taiwan, Hardinge Machine (Shanghai) Co., Ltd. in Shanghai, China, and Hardinge Precision Machinery (Jiaxing) Co., Ltd. in Jiaxing, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and historically, we have not experienced a serious supply interruption, however, with the recent increase in demand driven by early 2011 worldwide order activity, producers of bearings, ball screws, and linear guides had difficulty meeting demand. Similar demand increase in the future could impact our production schedules.

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

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $12.2 million, $9.4 million and $9.3 million, in 2011, 2010 and 2009, respectively.

Patents

        Although we hold several patents with respect to certain of our products, we do not believe that our business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        Hardinge's business and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, our quarterly results are subject to fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. Given that a larger percentage of our sales are now from Asia, the impact of plant shutdowns in that region by us and our customers due to the Lunar New Year may impact first quarter sales, income from operations, and net income, and result in the first quarter being the lowest quarter of the year.

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

Governmental Regulations

        We believe that our current operations and our current uses of property, plant and equipment conform in all material respects to applicable laws and regulations in the multiple countries in which we conduct business.

Governmental Contracts

        No material portion of our business is subject to government contracts.

Environmental Matters

        Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental matters.

        Certain environmental laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Hazardous substances and adverse environmental effects have been identified with respect to certain property we own and on adjacent areas.

        In particular, our Elmira, NY manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield Site (the "Site") encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, NY. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Site. The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc. (the Potentially Responsible Parties or "PRPs") has agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

        In May 2008, the EPA approved the RI/FS Work Plan. The PRPs commenced field work in the spring of 2008 and on September 7, 2011 submitted the draft Remedial Investigation Report to the EPA. The PRPs are continuing to address EPA comments and to perform the tasks required by the RI/FS Work Plan and Administrative Settlement Agreement.

        Until receipt of this Special Notice in February 2006, the Company had never been named as a PRP at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and had found no evidence that our operations or property have contributed or are contributing to the contamination. We have not established a reserve for any potential costs relating to this Site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

Employees

        As of December 31, 2011, Hardinge Inc. employed 1,332 persons, 409 of whom were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Management believes that relations with Hardinge's employees are good.

Foreign Operations and Export Sales

        Information related to foreign and domestic operations and sales is included in Note 8 to the Consolidated Financial Statements contained in this Annual Report. Our strategy has been to diversify our sales and operations geographically so that the impact of economic trends in different regions can be balanced.

        The risks associated with conducting business on an international basis are discussed further in Item 1A—Risk Factors.

Item 1A.—RISK FACTORS

        The various risks related to the Company's business include the risks described below. The business, financial condition or results of operations of Hardinge Inc. could be materially adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in this Form 10-K are not the only ones to which we are exposed. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Our customers' activity levels and spending for our products and services have been impacted by the current global economic conditions, especially deterioration in the credit markets.

        Many of our customers finance their purchases of our products through cash flow from operations, the incurrence of debt or from the proceeds received in connection with an issuance of equity. The recent world-wide financial crisis and related impact on the global financial market generated significant losses due to failures of many dominant financial institutions. The governments of the United States and several foreign countries instituted bailout plans to assist many banks and others impacted by the economic crisis. This crisis has resulted in, among other things, a significant decline in the credit markets and the availability of credit, the impact of which is still being experienced today in some of our markets. Additionally, many of our customers' equity values have substantially declined. The combination of a reduction in borrowing bases under asset based credit facilities and the reduced availability of debt or equity financing may result in a decrease in our customers' spending for our products and may impact the ability of our customers to pay amounts owed to us. In addition, this crisis and economic uncertainty resulted in an overall decrease in consumer and business spending, which negatively impacted the need our customers have for our products. While economic conditions have shown signs of improvement in many of our markets, future slow or negative growth in the global economy may materially and adversely affect our business, financial condition and results of operations.

Changes in general economic conditions and the cyclical nature of our business could harm our operating results.

        Our business is cyclical in nature, following the strength and weakness of the manufacturing economies in the geographic markets we serve. As a result of this cyclicality, we have experienced, and in the future we can be expected to experience, significant fluctuations in sales and operating income, which may affect our business, operating results, financial condition and the market price of our common shares.

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

        The machine tool industry is subject to technological change, rapidly evolving industry standards, changing customer requirements, and improvements in and expansion of product offerings, especially with respect to computer-controlled products. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings by competitors, and to develop and introduce new and enhanced products on a timely basis that are accepted in the market, will be significant factors in our ability to compete and grow. Moreover, if technologies or standards used in our products become obsolete or fail to gain widespread commercial acceptance, our business would be materially adversely affected. Developments by our competitors or others may render our products or technologies obsolete or noncompetitive. Failure to effectively introduce new products or product enhancements on a timely basis could materially adversely affect our business, operating results, and financial condition.

We rely on a limited number of suppliers to obtain certain components, sub-assemblies, assemblies and products. Delays in deliveries from or the loss of any of these suppliers may cause us to incur additional costs, result in delays in manufacturing and delivering our products or cause us to carry excess or obsolete inventory.

        Some components, sub-assemblies, or assemblies we use in the manufacturing of our products are purchased from a limited number of suppliers. Our purchases from these suppliers are generally not made pursuant to long-term contracts and are subject to additional risks associated with purchasing products internationally, including risks associated with potential import restrictions and exchange rate fluctuations, as well as changes in tax laws, tariffs, and freight rates. Although we believe that our relationships with these suppliers are good, there can be no assurance that we will be able to obtain these products from these suppliers on satisfactory terms indefinitely. The present economic environment could also pose the risk of one of these key suppliers going out of business, or cause delays in delivery times of critical components as business conditions rebound and demand increases.

        We believe that design changes could be made to our machines to allow sourcing of components, sub-assemblies, assemblies or products from several other suppliers; however, a disruption in the supply from any of our suppliers could cause us to experience a material adverse effect on our operations.

Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

        We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2011, approximately 74% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These factors include:

  •
  A prolonged world-wide economic downturn or economic uncertainty in our principal international markets including Asia and Europe;

  •
  Changes in political, regulatory, legal, or economic conditions;

  •
  Restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where we do business;

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

        Trade barriers established by the United States or other countries may interfere with our ability to offer our products in those markets. We manufacture a substantial portion of our products overseas and sell our products throughout the world. We cannot predict whether the United States or any other country will impose new quotas, tariffs, taxes, or other trade barriers upon the importation or exportation of our products or supplies, any of which could have a material adverse effect on our results of operations and financial condition. Competition and trade barriers in those countries could require us to reduce prices, increase spending on marketing or product development, withdraw or not enter certain markets, or otherwise take actions adverse to us.

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

        The markets in which our machines and other products are sold are extremely competitive and highly fragmented. In marketing our products, we compete primarily with other businesses on quality, reliability, price, value, delivery time, service, and technological characteristics. We compete with a number of U.S., European, and Asian competitors, many of which are larger, have greater financial and other resources, and are supported by governmental or financial institution subsidies. Increased competition could force us to lower our prices or to offer additional product features or services at a higher cost to us, which could reduce our earnings.

        The greater financial resources or the lower amount of debt of certain of our competitors may enable them to commit larger amounts of capital in response to changing market conditions. Certain competitors may also have the ability to develop product innovations that could put us at a disadvantage. If we are unable to compete successfully against other manufacturers in our marketplace, we could lose customers, and our sales may decline. There can also be no assurance that customers will continue to regard our products favorably, that we will be able to develop new products that appeal to customers, that we will be able to improve or maintain our profit margins on sales to our customers, or that we will be able to continue to compete successfully in our core markets. While we believe our product lines compete effectively in their markets, we may not continue to do so.

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

  •
  Incur large and immediate write-offs and restructuring and other related expenses; and

  •
  Become subject to litigation.

        Acquisitions are inherently risky, and no assurance can be given that our future acquisitions, if any, will be successful and will not have material adverse affect on our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities, and personnel to an inability to do so. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

If we are unable to access additional capital on favorable terms, our liquidity, business, and results of operations could be adversely affected.

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

  •
  A deterioration in our financial condition that would violate current loan agreement covenants or prohibit us from obtaining additional capital from banks, financial institutions, or investors;

  •
  Extreme volatility in credit markets that increase margin or credit requirements; and

  •
  Volatility in our results that would substantially increase the cost of our capital.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations.

        Our international operations generate sales in a number of foreign currencies including British Pound Sterling ("GBP"), Chinese Renminbi ("CNY"), Euros ("EUR"), New Taiwanese Dollars ("TWD"), and Swiss Francs ("CHF"). Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar ("USD"). In addition, our purchases of components in CNY, EUR, TWD, CHF, and Japanese Yen ("JPY") are affected by inter-currency fluctuations in exchange rates.

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

        Changes in exchange rates will result in increases or decreases in our revenues, costs, and earnings, and may also affect the book value of our assets located outside of the United States and the amount of our invested equity. Although we may seek to decrease our currency exposure by engaging in hedges against significant transactions and balance sheet currency exposures where we deem it appropriate, we do not hedge against translation risks. Though we monitor and manage our exposures to changes in currency exchange rates, and utilize currency exchange forward contracts and swaps to mitigate the impact of changes in currency values, changes in exchange rates nonetheless cannot always be predicted or hedged. Consequently, we cannot assure you that any efforts to minimize our risk to currency movements will be successful. To the extent we sell our products in markets other than the market in which they are manufactured, currency fluctuations may result in our products becoming too expensive for customers in those markets.

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

        Our quarterly results are subject to significant fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. With individual machines priced as high as $1.5 million and several machines frequently sold together as a package, a request by a customer to delay shipment at quarter end could significantly affect our quarterly results. Given that a larger percentage of our sales are now from Asia, the impact of the one week to two weeks plant shut downs in that region by us and our customers due to the Lunar New Year, the first quarter sales, income from operations, and net income may be the lowest quarter of the year.

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

        For the year ended December 31, 2011, the value of our Pension Plan Assets decreased by $7.4 million primarily due to decreases in market value of the underlying assets and plan settlement. The investment performance of our pension plan assets could significantly impact the growth of those assets. Should the assets earn a return less than the assumed rate of return over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of the assumed rate of return may reduce future pension expenses and funding requirements.

        For our domestic and foreign plans, discount rates are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit payments. Discount rates are used to determine the present value of the projected and accumulated benefit obligation at the end of each year. A change in the discount rate would impact the funded status of our plans. An increase to the discount rate would reduce the pension liability and future pension expense and, conversely, a lower discount rate would increase pension liability and the future pension expense.

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

        For pension accounting purposes in our U.S. based plan, which is the largest of our plans, the rate of return assumed on the market-related value of plan assets for determining pension expense was 8.00% for 2011 and 2010. The discount rate used for determining the obligation was 5.11% at December 31, 2011 compared to 5.93% at December 31, 2010.

        We have two defined benefit plans in our Swiss subsidiary. When taken as a whole, the two plans are the second largest of our defined benefit plan. The rate of return assumed on the market-related value of plan assets for determining pension expense on plan assets was 3.90% for 2011 and 2010. The discount rate used for determining the obligation was 2.7% for 2011 and 2010.

        Based on current guidelines, assumptions and estimates, including stock market prices and interest rates, we expect to make a cash contribution of approximately $5.7 million to our U.S. pension plans in 2012 and approximately $2.2 million to the foreign plans in 2012. If our current assumptions and estimates are not correct, a contribution in years beyond 2012 may be more or less than the projected 2012 contribution.

        In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2011, the excess of consolidated projected benefit obligations over plan assets was $45.3 million and the excess of consolidated accumulated benefit obligations over plan assets was $40.2 million.

Our U.S. defined benefit pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.

        We record a liability associated with the U.S. defined benefit pension plan equal to the excess of the benefit obligation over the fair value of plan assets. The liability recorded at December 31, 2011 was $31.6 million. We expect to make estimated funding contributions totaling approximately $5.5 million in fiscal 2012, of which $3.9 million represents a receivable contribution for the 2011 plan year. Contribution levels are largely contingent on asset returns and corporate bond yields. If the performance of the assets in our U.S. defined benefit pension plan does not meet our expectations and/or corporate bond yields decrease, our future contributions to the plan could increase. Our U.S. defined benefit pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances.

If we are unable to attract and retain skilled employees to work at our manufacturing facilities our operations and growth prospects would be adversely impacted.

        We conduct substantially all of our manufacturing operations in relatively small urban areas. Our continued success depends on our ability to attract and retain a skilled labor force at these locations. If we are not able to attract and retain the personnel we require, we may be unable to develop, manufacture, and market our products, or to expand our operations in a manner that best exploits market opportunities and capitalizes on our investment in our business. This would materially adversely affect our business, operating results and financial condition.

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

Major changes in the economic situation of our customer base could require us to write off significant portion of our receivables from customers.

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

If we suffer damage to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

        Our factories, facilities, and distribution system are subject to catastrophic loss due to fire, flood, terrorism, or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our facilities in Southeast Asia are located in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility.

We rely in part on independent distributors and the loss of these distributors could adversely affect our business.

        In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2011, approximately 69% of our sales were through distributors and agents. In December 2009, we reorganized our U.S. distribution from a joint distributor network and direct sales force to a new group of distributors. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs and inaccuracies in such forecasts could adversely affect our business.

        We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay, or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay, or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or our workforce to minimize the effect of the lost revenue on our business. During 2011 and 2010, net orders and related sales were impacted by order cancellations of $15.9 million and $10.2 million, respectively, primarily due to the global economic conditions.

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

        Various federal, state and foreign labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements, and costs to terminate or layoff employees. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results, or cash flow:

  •
  minimum wages;

  •
  mandated health benefits;

  •
  paid leaves of absence;

  •
  mandatory severance payments; and

  •
  employment taxes.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

        Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental matters.

        Certain environmental laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Hazardous substances and adverse environmental effects have been identified with respect to certain property we own and on adjacent areas.

        In particular, our Elmira, NY manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield Site (the "Site") encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, NY. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Site. The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc. (the Potentially Responsible Parties or "PRPs") has agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

        In May 2008, the EPA approved the RI/FS Work Plan. The PRPs commenced field work in the spring of 2008 and on September 7, 2011 submitted the draft Remedial Investigation Report to the EPA. The PRPs are continuing to address EPA comments and to perform the tasks required by the RI/FS Work Plan and Administrative Settlement Agreement.

        Until receipt of this Special Notice in February 2006, the Company had never been named as a PRP at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and had found no evidence that our operations or property have contributed or are contributing to the contamination. We have not established a reserve for any potential costs relating to this Site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

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

        A Staggered Board of Directors.    Our certificate of incorporation and bylaws provide that our Board of Directors, currently consisting of eight members, is divided into three classes of directors, with each class consisting of two or three directors, and with the classes serving staggered three-year terms. This classification of the directors has the effect of making it more difficult for shareholders, including those holding a majority of our outstanding shares, to force an immediate change in the composition of our Board of Directors.

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

Item 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Owned Properties:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
Jiaxing, China	Manufacturing, Engineering, Demonstration, and Administration (Buildings and improvements are owned by the Company; land is under 50-year lease expiring November 2060)	7 acres 223,179 sq. ft
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, and Turnkey Systems	4 acres 41,500 sq. ft.
Romanshorn, Switzerland	Manufacturing	2 acres 42,324 sq. ft.

Leased Properties:

Location	Type of Facility	Square Footage	Lease Expiration Date
Shanghai, People's Republic of China	Product Assembly, Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	68,620 sq. ft.	2/29/12
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Taichung, Taiwan	Manufacturing	30,243 sq. ft.	7/31/13
Leicester, England	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	30,172 sq. ft.	1/31/15
Biel, Switzerland	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	19,375 sq. ft.	6/30/12
Krefeld, Germany	Sales, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
St. Gallen, Switzerland	Manufacturing	14,208 sq. ft.	3/31/12
Raamsdonksveer, Netherlands	Sales, Service, and Demonstration	10,226 sq. ft.	2/28/12

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

 PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table reflects the highest and lowest values at which our common stock traded in each quarter of the last two years. Hardinge Inc. common stock trades on The NASDAQ Global Select Market under the symbol "HDNG." The table also includes dividends per share, by quarter.

	2011			2010
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$14.00	$8.64	$0.005	$9.60	$5.18	$0.005
June 30,	13.80	9.76	0.005	10.09	8.40	0.005
September 30,	12.13	7.76	0.02	9.11	7.43	0.005
December 31,	9.98	6.97	0.02	9.85	7.54	0.005

        At March 12, 2012, there were 258 shareholders of record of our common stocks.

Issuer Purchases of Equity Securities

        There were no issuer repurchases of our common stock for the quarter ended December 31, 2011.

Performance Graph

        The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index, a new group of 16 peer issuers, and our old group of 14 issuers. In 2011, we restructured our peer group based on a review and recommendation by an outside consultant Radford, an Aon Hewitt Company. The companies included in our new peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our new peer group includes Altra Holding, Inc., Amtech Systems Inc., Cohu, Inc., Columbus McKinnon Corp., Electro Scientific Industries Inc., Flow International Corporation, Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., Newport Corporation, NN, Inc., Sifco Industries Inc., Transcat Inc., Twin Disc Inc., and Zygo Corporation. Our old peer group included Amtech Systems Inc., Columbus McKinnon Corp., Electro Scientific Industries Inc., Flow International Corporation, Hurco Companies Inc., Kadant Inc., Ladish Company Inc., Nanometrics Inc., Newport Corporation, NN, Inc., Sifco Industries Inc., Transcat Inc., Twin Disc Inc., and Zygo Corporation. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2006. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., the NASDAQ Composite Index,
an Old Peer Group and a New Peer Groups

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31	2006	2007	2008	2009	2010	2011
Hardinge Inc.	100.00	112.39	27.42	37.55	66.65	55.37
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
Old Peer Group	100.00	104.60	38.55	56.03	93.37	85.19
New Peer Group	100.00	102.80	42.29	60.23	97.20	88.17

ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other information included herein (amounts in thousands except per share data).

	2011	2010	2009	2008	2007
STATEMENT OF OPERATIONS DATA
Net sales	$341,573	$257,007	$214,071	$345,006	$356,322
Cost of sales	250,545	195,717	173,275	252,741	248,911

Gross profit	91,028	61,290	40,796	92,265	107,411
Selling, general and administrative expense	73,599	65,650	68,000	95,676	85,841
Loss (gain) on sale of assets	46	(1,045)	240	(54)	(1,372)
Other expense (income)	786	(560)	556	2,120	(1,321)
Impairment charges(1)	—	(25)	1,650	24,351	—

Operating income (loss)	16,597	(2,730)	(29,650)	(29,828)	24,263
Interest expense	339	426	1,926	1,714	3,051
Interest income	(101)	(90)	(114)	(285)	(224)

Income (loss) before income taxes	16,359	(3,066)	(31,462)	(31,257)	21,436
Income taxes	4,373	2,168	1,847	3,048	6,510

Net income (loss)(1)	$11,986	$(5,234)	$(33,309)	$(34,305)	$14,926

PER SHARE DATA:
Average common shares used in basic computation	11,463	11,409	11,372	11,309	10,442
Basic (loss) earnings per share(2)	$1.03	$(0.46)	$(2.93)	$(3.04)	$1.41

Weighted average number of Common shares outstanding—diluted	11,548	11,409	11,372	11,309	10,482
Diluted (loss) earnings per share(2)	$1.02	$(0.46)	$(2.93)	$(3.04)	$1.40

Cash dividends declared per share	$0.05	$0.02	$0.025	$0.16	$0.20

BALANCE SHEET DATA
Working capital	$126,851	$126,669	$129,549	$151,613	$189,464
Total assets	311,669	274,847	242,204	309,825	361,828
Total debt	21,537	5,044	5,022	28,121	27,819
Shareholders' equity	147,023	157,902	161,530	168,127	255,145

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

(2)
We adopted the provisions of ASC 260 on January 1, 2009, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions resulted in an increase in (loss) per share of $0.01 in 2008 and a reduction in income per share of $0.02 in 2007. Diluted (loss) per share was impacted by an increase in (loss) per share of $0.01 in 2008 and a reduction in income per share of $0.01 in 2007.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding, and milling machines and related accessories. We are geographically diversified with manufacturing facilities in Switzerland, Taiwan, the United States ("U.S."), China, and the United Kingdom ("U.K.") with sales to most industrialized countries. Approximately 74% of our 2011 sales were to customers outside of North America, 82% of our 2011 products sold were manufactured outside of North America, and 70% of our employees were outside of North America.

        Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

        General economic conditions around the world continued to improve during 2011 when compared to 2009 and 2010, as the world recovered from the global economic recession. Reduced availability of credit continues to impact our customers' ability to obtain financing in certain regions. Order volumes continued to improve in 2011, increasing 26% over 2010. This growth was on top of the increase of 70% in 2010 compared to 2009. The 2011 order levels exceeded the 2008 order levels for our Asia & Other region, despite a slowdown in this region during the second half of 2011. Our North America and Europe regions were both very strong in 2011, increasing 42% and 33%, respectively, over 2010. However, these regions have not yet reached the 2008 levels.

        Metrics on machine tool market activity watched by our management include world machine tool consumption (a proxy for shipments), as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology ("AMT"), the primary industry group for U.S. machine tool manufacturers. World machine tool consumption data as reported by the Metalworking Insiders Report showed an increase in machine tool consumption of 35% in 2011 compared to an increase of 19% in 2010. This report indicates that 2011 consumption in China, the world's largest market, increased by 35% (in US dollars) on top of a 2010 increase of 38%. Consumption in Germany, the world's third largest market, increased by 42% in local currencies in 2011 compared to a 2010 decrease of 9%. In the United Kingdom, machine tool consumption measured in local currency increased by 28% in 2011 and 6% in 2010. In the U.S., 2011 machine tool consumption increased by 53%, a sharp rebound from the 2010 decrease of 15%. In 2011, U.S. orders for metal-cutting machine tools reported by the AMT were $5.5 billion, an increase of 66% over 2010, driven by the economic recovery in the U.S. market. Despite the decrease in consumption, in 2010, orders for metal cutting machines increased by 85% versus 2009. The AMT's statistics are reported on a voluntary basis from member companies. The report includes metal-cutting machines of all types and sizes, including segments in which we do not compete.

        Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement is the Purchasing Manager's Index ("PMI"), as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published by trade associations in those countries.

        Non-machine sales, which include collets, accessories, repair parts and service revenue, have typically accounted for approximately 23% of overall sales and are an important part of our business due to an installed base of thousands of machines. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

        Other key performance indicators are geographic distribution of net sales ("sales") and net orders ("orders"), gross profit as a percent of sales, income from operations, working capital changes, and debt level trends. In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

        We are exposed to financial market risk resulting from changes in interest and foreign currency rates. Global economic conditions and related disruptions within the financial markets have also increased our exposure to the possible liquidity and credit risks of our counterparties. We believe we have sufficient liquidity to fund our foreseeable business needs, including cash and cash equivalents, cash flows from operations, and our bank financing arrangements.

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

        Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling ("GBP"), Chinese Renminbi ("CNY"), Euro ("EUR"), New Taiwanese Dollar ("TWD"), and Swiss Franc ("CHF"). Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars ("USD") at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

        During 2011, as compared to the respective average values of our major functional currencies in 2010, the value of USD decreased approximately 4% against GBP, 5% against CNY, 5% against EUR, 7% against TWD, and 18% against CHF. The weaker USD resulted in favorable currency translation impact of approximately $18.0 million on new orders and $20.9 million on sales, as compared to 2010. For the year ended 2010, on average the value of USD decreased approximately 4% against TWD, 5% against CHF and 9% against the Canadian Dollar, while it strengthened by 3% against EUR and by 2% against GBP compared to the average rates during the same period in 2009. The USD remained relatively flat against CNY. The net impact of these foreign currencies relative to the USD was a favorable impact on sales of approximately $3.1 million for the year ended December 31, 2010, compared to 2009.

        In December 2011, we modified our secured revolving credit facility. We increased the facility from $10.0 million to $25.0 million, reduced the interest rate, and extended the maturity date from March 31, 2012 to March 31, 2013. As of December 31, 2011, there were no borrowings outstanding under this credit facility.

        In December 2011, L. Kellenberger & Co. AG, an indirectly wholly-owned subsidiary in Switzerland, entered into a credit facility with a local bank which provides for borrowing of up to 3.0 million in Swiss Franc ("CHF") ($3.2 million equivalent). Upon entering into the facility, the subsidiary obtained a loan of CHF 3.0 million ($3.2 million equivalent) with a five-year term maturing on December 23, 2016. Interest on the loan accrues at a fixed rate of 2.65%. Payments of principal on the loan in the amount of CHF 150,000 ($0.2 million equivalent) are due and payable on June 30 and December 31 beginning on June 30, 2012. The principal amount outstanding was CHF 3.0 million ($3.2 million equivalent) at December 31, 2011.

        In August 2011, Hardinge Precision Machinery (Jiaxing) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expires on January 30, 2014, provides up to 25.0 million in Chinese Renminbi ("CNY") ($4.0 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, currently at 7.98%, is the bank base rate plus a 20% mark-up and is subject to adjustment annually. The agreement calls for scheduled principal repayments in the amounts of CNY 4.0 million ($0.6 million equivalent), CNY 6.0 million ($1.0 million equivalent), CNY 6.0 million ($1.0 million equivalent) and CNY 9.0 million ($1.4 million equivalent) on July 20, 2012, January 20, 2013, July 20, 2013 and January 30, 2014, respectively. The principal amount outstanding was CNY 17.0 million ($2.7 million equivalent) at December 31, 2011.

        In July, 2011, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility. This facility, which expires on May 30, 2012, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.88% which is subject to change by the lender based on market conditions. It carries no commitment fees on unused funds. This facility replaced the existing $10.0 million facility entered into in July 2010. The principal amounts outstanding for these facilities were $12.0 million and $1.7 million at December 31, 2011 and 2010, respectively.

        Refer to Liquidity and Capital Resources for further details on all of the above credit facilities.

Results of Operations

Comparison of the years ended December 31, 2011 and 2010

        The following table summarizes certain financial data for year 2011 and 2010:

	2011	% of Sales	2010	% of Sales	$ Change	% Change
	(dollar and share data in thousands)
Orders	$372,855		$296,702		$76,153	26%
Sales	341,573		257,007		84,566	33%
Gross profit	91,028	26.6%	61,290	23.8%	29,738	49%
Selling, general and administrative expenses	73,599	21.5%	65,650	25.5%	7,949	12%
Loss (gain) on sale of assets	46		(1,045)		1,091	N/M
Other expense (income)	786		(585)		1,371	N/M
Income (loss) from operations	16,597	4.9%	(2,730)	(1.1)%	19,327	N/M
Net income (loss)	11,986	3.5%	(5,234)	(2.0)%	17,220	N/M
Basic earnings (loss) per share	$1.03		$(0.46)		$1.49
Weighted average shares outstanding	11,463		11,409		54
Diluted earnings (loss) per share	$1.02		$(0.46)		$1.48
Weighted average shares outstanding	11,548		11,409		139

N/M—The percentage calculation is not meaningful.

Reconciliation of Net Income (Loss) to EBITDA

	December 31,
	2011	2010	$ Change
	(in thousands)
GAAP Net income (loss)	$11,986	$(5,234)	$17,220
Plus: Interest expense, net	238	336	(98)
Taxes	4,373	2,168	2,205
Depreciation and amortization	7,736	7,042	694

EBITDA(1)	$24,333	$4,312	$20,021

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

        Orders:    Orders for 2011 were $372.9 million, an increase of $76.2 million or 26% compared to 2010 orders of $296.7 million. During 2011, worldwide demand for machine tools improved considerably compared to 2010 as the global economic conditions continued to improve over the prior year. Included in orders were $12.5 million in 2011 and $35.2 million in 2010 from a China-based supplier to the consumer electronics industry. Exclusive of these large multi-machine orders, 2011 orders were up 38% over 2010. The increase in order activity was experienced in all of our major markets and product lines. Foreign currency translation had a favorable impact on orders of approximately $18.0 million for the year 2011 compared to 2010.

        The following table presents 2011 and 2010 orders by region:

Orders from Customers in:	2011	2010	Change	% Change
	(in thousands)
North America	$95,435	$67,213	$28,222	42%
Europe	120,410	90,618	29,792	33%
Asia & Other	157,010	138,871	18,139	13%

Total	$372,855	$296,702	$76,153	26%

        North American orders increased by $28.2 million or 42% for the year 2011 compared to 2010. The increase in North American orders was driven by strong machine demand which was up $22.0 million or 67% in 2011 compared to 2010. The increase was primarily in the U.S. and was attributable to the strengthening of the U.S. industrial economy and the effectiveness of our restructured channels to market.

        European orders increased by $29.8 million or 33% for the year 2011 compared to 2010. Foreign currency translation had a favorable impact of approximately $13.0 million to the overall European increase which is primarily attributed to the strengthening of the Swiss Franc. Exclusive of the impact of currency, the increase is mainly attributed to strong machine order activity in Germany, the United Kingdom, Switzerland, and Turkey.

        Asia & Other orders increased by $18.1 million or 13% for the year 2011 compared to 2010. Excluding orders from a China-based supplier to the consumer electronics industry, Asia & Other orders increased by $40.8 million, or 39%, compared to 2010. This increase was heavily influenced by activities in China. Foreign currency translation had a favorable impact of approximately $5.0 million to the overall Asia & Other increase.

        Sales:    Sales for 2011 were $341.6 million, an increase of $84.6 million or 33% compared to 2010 sales of $257.0 million. Included in sales were $14.7 million in 2011 and $29.2 million in 2010 to a China-based supplier to the consumer electronics industry. Excluding these large multi-machine sales, 2011 sales were up 43% over 2010. This increase in sales activities are noted in all regions. Foreign currency translation had a favorable impact of approximately $20.9 million when compared to 2010.

        The following table presents 2011 and 2010 sales by region:

Sales to Customers in:	2011	2010	Change	% Change
	(in thousands)
North America	$90,000	$58,438	$31,562	54%
Europe	104,825	74,449	30,376	41%
Asia & Other	146,748	124,120	22,628	18%

Total	$341,573	$257,007	$84,566	33%

        The geographic mix of sales as a percentage of total sales is shown in the table below:

Sales to Customers in:	2011	2010	Percentage Point Change
North America	26.3%	22.7%	3.6
Europe	30.7%	29.0%	1.7
Asia & Other	43.0%	48.3%	(5.3)

Total	100.0%	100.0%

        North American sales increased by $31.6 million or 54% for the year 2011 compared to 2010. The increase in North American sales was driven by strong machine demand which was up $24.4 million or 106% in 2011 compared to 2010. The increase was primarily in the U.S. and was attributable to the strengthening U.S. industrial economy and the effectiveness of our restructured channels to market.

        European sales increased $30.4 million or 41% for the year 2011 compared to 2010. Sales in this region in 2011 were favorably influenced by foreign currency translation of approximately $15.8 million, which was driven by the strength of the Swiss Franc. Exclusive of the impact of currency, the increase is attributed to solid activity levels in Germany, the United Kingdom, Switzerland, and Turkey.

        Asia & Other sales increased by $22.6 million or 18% for the year 2011 compared to 2010. Sales to a China-based supplier to the consumer electronics industry were $14.7 million in 2011 and $29.2 million in 2010. Excluding sales to this customer, Asia & Other sales increased by $37.1 million, or 39%, compared to 2010. This 39% increase was driven by strong demand for machine tools, particularly in China. Compared to 2010, excluding sales to the supplier to the consumer electronics industry, sales in China increased $24.3 million in 2011, which contributed 66% of the $37.1 million increase in Asia & Other sales. In addition, foreign currency translation had a favorable impact of approximately $5.1 million to the overall Asia & Other increase.

        Machine sales represented approximately 77% and 75% of sales in 2011 and 2010, respectively. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

        Gross Profit:    Gross profit was $91.0 million or 26.6% of sales in 2011, compared to $61.3 million, or 23.8% of sales in 2010. The increase in gross profit is attributable to the $84.6 million increase in sales volume as well as higher manufacturing volumes against fixed manufacturing cost. Also contributing to the increase in gross profit was the impact of discounting related to sales that occurred in early 2010 as manufacturers and distributors cut prices in order to reduce inventory in late 2009.

        Selling, General and Administrative Expense:    Selling, general and administrative ("SG&A") expense for the year 2011 was $73.6 million, or 21.5% of sales, compared to $65.7 million, or 25.5% of sales in 2010. SG&A for the year 2010 included charges of $3.5 million for professional services related to an unsolicited tender offer, $0.6 million associated with the settlement of a tax audit in a foreign subsidiary, and $0.3 million related to Jones & Shipman acquisition costs. Exclusive of these charges, 2010 SG&A would have been $61.3 or 23.8% of sales. As a percentage of sales, 2011 SG&A improved by 2.2 percentage points compared to the adjusted 2010 SG&A. This improvement is reflective of increasing sales volume and the impact associated with the successful transformation changes to our business model and continued cost control efforts. Foreign currency translation had an unfavorable impact of approximately $4.4 million for the year 2011.

        Loss (Gain) on Sale of Assets:    In 2011, we recorded proceeds of $0.9 million and a loss on sale of assets of $0.05 million. In 2010, we recorded proceeds of $1.6 million and a gain of $1.0 million from the sale of assets. The 2010 gain was related to the Company's restructuring activity and was primarily in North America.

        Income (Loss) from Operations:    Income from operations in 2011 was $16.6 million compared to a loss of $2.7 million in 2010. The 2010 loss from operations included $3.5 million for professional services related to an unsolicited tender offer, $0.6 million associated with the settlement of a tax audit in a foreign subsidiary, and $0.3 million related to Jones & Shipman acquisition costs. Excluding these expenses, income from operations would have been $1.7 million.

        Interest Expense & Interest Income:    Interest expense includes interest payments under our credit facilities and amortization of deferred financing costs associated with these facilities. Interest expense for the year 2011 was $0.3 million compared to $0.4 million for 2010. The decrease for 2011 compared to 2010 is attributed to lower average interest rates on our existing credit facilities. Interest income was $0.1 million in 2011 and 2010.

        Income Tax Expense:    Income tax expense in 2011 was $4.4 million compared to $2.2 million for 2010. The effective tax rate was 26.7% in 2011 and 70.7% in 2010. Fundamentally, the income tax expense represents tax expense on profits in certain of the Company's foreign subsidiaries. The increase in the income tax expense is the result of an increase in unrecognized tax benefits, and a change in the mix of earnings by country, including those countries where losses cannot be fully benefitted due to valuation allowances.

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

        Net Income (Loss):    Net income for 2011 was $12.0 million or 3.5% of sales, compared to net loss of ($5.2) million or (2.0%) of sales, in 2010. Basic earnings per share for 2011 were $1.03 compared to basic loss per share of ($0.46) in 2010. Diluted earnings per share for 2011 were $1.02 compared to diluted loss per share of ($0.46) in 2010.

Comparison of the years ended December 31, 2010 and 2009

        The following table summarizes certain financial data for year 2010 and 2009:

	2010	% of Sales	2009	% of Sales	$ Change	% Change
	(dollar and share data in thousands)
Orders	$296,702		$175,039		$121,663	70%
Sales	257,007		214,071		42,936	20%
Gross profit	61,290	23.8%	40,796	19.1%	20,494	50%
Selling, general and administrative expenses	65,650	25.5%	68,000	31.8%	(2,350)	(3)%
(Gain) loss on sale of assets	(1,045)		240		(1,285)	N/M
Impairment charges	(25)		1,650		(1,675)	N/M
Other (income) expense	(560)		556		(1,116)	N/M
Loss from operations	(2,730)	(1.1)%	(29,650)	(13.9)%	26,920	N/M
Net loss	(5,234)	(2.0)%	(33,309)	(15.6)%	28,075	N/M
Basic and diluted (loss) per share	$(0.46)		$(2.93)		$2.47
Weighted average shares outstanding	11,409		11,372		37

N/M—The percentage calculation is not meaningful.

Reconciliation of Net Loss to EBITDA

	December 31,
	2010	2009	$ Change
	(in thousands)
GAAP Net (Loss)	$(5,234)	$(33,309)	$28,075
Plus: Interest expense, net of interest income	336	1,812	(1,476)
Taxes	2,168	1,847	321
Depreciation and amortization	7,042	8,504	(1,462)

EBITDA(1)	$4,312	$(21,146)	$25,458

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

        Orders:    Orders for 2010 were $296.7 million, an increase of $121.7 million or 70% compared to 2009 orders of $175.0 million. Worldwide demand for machine tools improved during 2010 as reflected in the increases in orders for all of our major markets compared to 2009. Reduced orders levels and order cancellation activity in 2009 were directly related to the global economic recession and related financial crisis which affected all of the regions and product lines in which we conduct business, and was generally consistent with overall industry statistics. Asia & Other represents 47% of the Company's total orders for 2010 driven by a $35.2 million order in China from a China-based supplier to the consumer electronics industry. Currency exchange rates had a favorable impact on new orders of approximately $2.5 million for the year 2010 compared to 2009.

        The following table presents 2010 and 2009 new orders by region:

Orders from Customers in:	2010	2009	Change	% Change
	(in thousands)
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

        European orders increased by $40.4 million or 80% for the year 2010 compared to 2009. The acquisition of Jones & Shipman in April of 2010 was responsible for 25% of this increase. Exclusive of Jones & Shipman, the increase in orders for the year was driven by strong machine order activity in Turkey, Germany, and Russia. The impact of foreign currency translation on orders for the year 2010 compared to the prior year was favorable by $1.3 million.

        Asia & Other orders increased by $66.6 million or 92% for the year 2010 compared to 2009. The increase was driven by $35.2 million in orders in the year from a China-based supplier to the consumer electronics industry. Orders also increased during the year due to several multi-machine orders from consumer electronics and automotive companies in China. Foreign currency translation on Asian & Other orders for the year 2010 compared to 2009 was a favorable impact of $1.1 million.

        Sales:    Sales for 2010 were $257.0 million, an increase of $42.9 million or 20% compared to 2009 sales of $214.1 million. The increase in sales for the year was mainly in Asia with $50.1 million of the increase coming from China of which $29.2 million was to a China-based supplier to the consumer electronics industry. Foreign currency translation on sales for the year 2010 compared to 2009 was a favorable impact of $3.1 million.

        The following table presents 2010 and 2009 sales by region:

Sales to Customers in:	2010	2009	Change	% Change
	(in thousands)
North America	$58,438	$64,327	$(5,889)	(9)%
Europe	74,449	87,304	(12,855)	(15)%
Asia & Other	124,120	62,440	61,680	99%

Total	$257,007	$214,071	$42,936	20%

        The geographic mix of sales as a percentage of total sales is shown in the table below:

Sales to Customers in:	2010	2009	Percentage Point Change
North America	22.7%	30.0%	(7.3)
Europe	29.0%	40.8%	(11.8)
Asia & Other	48.3%	29.2%	19.1

Total	100.0%	100.0%

        North American sales decreased by $5.9 million or 9% for the year 2010 compared to 2009. The decrease was a result of the lagging effects of the global economic recession and was in all of our product lines with the exception of accessories, which experienced an increase in 2010 as overall manufacturing activity began to recover.

        European sales decreased $12.9 million or 15% for the year 2010 compared to 2009. The decrease in 2010 sales was driven by activity during the first six months of 2010 compared to the first six months of 2009. The first half of 2009 benefited from sales out of machine backlog which were from orders received before the market collapse in 2008. Sales in the last six months of 2010 were up $9.3 million or 24% compared to the last six months of 2009. This increase was due to the lingering effects of the global economic recession in 2009 combined with the impact of recovery in 2010 during this period. Currency exchange rates had a favorable impact on sales of $1.0 million for the year 2010 compared to 2009.

        Asia & Other sales increased by $61.7 million or 99% for the year 2010 compared to 2009. This increase was primarily driven by strong sales in China which increased $50.1 million or 96% for the 2010 year compared to 2009. Sales in China to a China-based supplier to the consumer electronics industry contributed approximately $29.2 million in sales in 2010. The impact of foreign currency translation on sales for the year 2010 compared to the prior year was a favorable $2.1 million.

        Machine sales represented approximately 75% of 2010 and 2009 sales. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

        Gross Profit:    Gross profit was $61.3 million or 23.8% of sales in 2010, compared to $40.8 million, or 19.1% of sales in 2009. The increase in gross profit is attributable to the $42.9 million increase in sales volume, as well as overall improving margins in 2010 compared to 2009. The 2009 margins were negatively impacted by heavy discounts as manufacturers and distributors cut prices to reduce inventory. This pricing pressure carried into early 2010, but was not as prevalent. 2009 gross profit was also negatively impacted by an inventory charge of $5.0 million related to the strategic decision to cease manufacturing non-critical parts and certain machine models in our Elmira, NY facility and $1.1 million of lower of cost or market write-downs taken on machines as a result of the 2009 market conditions. Excluding these 2009 non-recurring charges, gross profit for the year 2010 increased by $14.4 million or 31%, compared to the same periods in 2009. Excluding the above mentioned charges, gross margin percentage for the year 2010 and 2009 would have been 23.8% and 21.9%, respectively.

        Selling, General and Administrative Expense:    Selling, general and administrative ("SG&A") expense for the year 2010 was $65.7 million, or 25.5% of sales, compared to $68.0 million, or 31.8% of sales, in 2009. SG&A for the year 2010 includes charges of $3.5 million for professional services costs related to the unsolicited tender offer, $0.6 million associated with the settlement of a tax audit in a foreign subsidiary, and $0.3 million related to Jones & Shipman acquisition costs. SG&A for the year 2009 included $4.3 million primarily related to severance costs associated with the discontinuance of manufacturing non-critical parts and certain machine models in our Elmira, NY facility as well as workforce reductions in Europe. Exclusive of these charges, SG&A for 2010 and 2009 would have been $61.3 million (23.8% of sales) and $63.7 million (29.8% of sales), respectively, a year to year decrease of $2.5 million or 4%. The $2.5 million decrease was driven by the Company's cost control efforts, offset by increased commissions and variable selling expenses on the higher sales volume, and the impact of our Jones & Shipman acquisition. Foreign currency translation had an unfavorable impact of approximately $0.8 million for the year 2010.

        Impairment Charge:    We recorded non-cash impairment charge of $1.7 million in 2009 related to machinery and equipment. During 2009, as part of restructuring our North American manufacturing operations, we ceased manufacturing operations involved in the non-critical parts production in our Elmira, NY facility. In conjunction with this action, we identified assets with a historical cost of $37.9 million and a net book value of $1.9 million that would no longer be used in its operations, of which, assets with a historical cost of $15.0 million and a net book value of $1.1 million were determined to have no value and disposed of resulting in a $1.1 million impairment charge. We also reclassified certain property, plant and equipment with a historical cost of $22.9 million and a net book value of $0.8 million as available for sale at $0.2 million and recorded an impairment charge of

$0.6 million during 2009. This charge was determined by an analysis of current book value and the related assets fair value, if any, less costs to sell.

        (Gain) Loss on Sale of Assets:    In 2010, we recorded proceeds of $1.6 million and a gain of $1.0 million from the sale of assets. The 2009 loss on sale of assets was related to asset disposals in North America and Europe as a result of the Company's restructuring activities.

        Loss from Operations:    Loss from operations in 2010 was $2.7 million compared to $29.7 million in 2009. The 2010 loss from operations included $3.5 million for professional services related to an unsolicited tender offer, $0.6 million associated with the settlement of a tax audit in a foreign subsidiary, and $0.3 million related to Jones & Shipman acquisition costs. Excluding these expenses, we would have had income from operations of $1.7 million, a dramatic improvement over 2009 results. This 2010 income from operations of $1.7 million was driven by the second half of the year which had income from operations of $4.9 million, offset by a loss from operations of $4.1 million in the first half of the year. The loss generated during the first six months in 2010 was related to the lingering effects of the global economy, while the income during the last six months of 2010 was driven by the improving sales activity in a majority of our markets.

        The 2009 loss from operations can primarily be attributed to the lower sales due to the global economic crisis. While the Company aggressively reacted to the severe business downturn through restructuring activities in North America and Europe, the full impact of the reduction was not eliminated. As a result of the 2009 restructuring activities, we recorded an inventory write-down of $5.0 million resulting from discontinued production of non-critical manufacturing parts and certain machines in our Elmira, NY facility, a severance charge of $4.3 million, and $1.7 million due to impairment of machinery and equipment in the Elmira, NY facility. Additionally, during the last half of 2009, the Company, like many machine tool manufacturers, discounted the price of certain machines in order to liquidate inventory resulting in machines being sold at below cost in some cases. Also, as a result of the 2009 price discounting we recorded a lower of cost or market charge of $1.5 million for machines remaining in inventory.

        Interest Expense & Interest Income:    Interest expense includes interest payments under our credit facilities and amortization of deferred financing costs associated with our credit facility. Interest expense for the year 2010 was $0.4 million compared to $1.9 million for 2009. The decrease for 2010 compared to 2009 is attributed to $1.0 million of unamortized deferred financing costs related to the termination of the multi-currency credit facility which was expensed in 2009. Interest income was $0.1 million in 2010 and 2009.

        Income Tax Expense:    Income tax expense in 2010 was $2.2 million compared to $1.8 million for 2009. The effective tax rate was 70.7% in 2010 and 5.9% in 2009. The increase in income tax expense is the result of an increase in unrecognized tax benefits, and a change in the mix of profits by country, including those countries where losses cannot be fully benefitted due to valuation allowances. The income tax expense fundamentally represents tax expense on profits in certain of the Company's foreign subsidiaries.

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

        Net Loss:    Net loss for 2010 was $5.2 million or 2.0% of sales, compared to $33.3 million net loss, or 15.6% of sales in 2009. Basic and diluted loss per share for 2010 was $0.46 compared to basic and diluted loss per share of $2.93 in 2009.

Liquidity and Capital Resources

        The Company's principal capital requirements are to fund its operations, including working capital, to purchase and fund improvements to its facilities, machines and equipment, and to fund acquisitions.

        At December 31, 2011, cash and cash equivalents were $21.7 million, compared to $30.9 million at December 31, 2010. The current ratio at December 31, 2011 was 2.25:1 compared to 2.68:1 at December 31, 2010.

Cash Flows from Operating Activities:

        The table below shows the changes in cash flows from operating activities by component:

	2011	2010	Change
	(in thousands)
Net income (loss)	$11,986	$(5,234)	$17,220
Impairment charge	—	(25)	25
Depreciation and amortization	7,736	7,042	694
Debt issuance amortization	124	310	(186)
Provision for deferred taxes	(361)	(1,983)	1,622
Loss (gain) on sale of assets	46	(1,045)	1,091
Gain on purchase of Jones & Shipman	—	(647)	647
Accounts receivable	(18,589)	(609)	(17,980)
Inventories	(18,123)	622	(18,745)
Other assets	444	(3,077)	3,521
Accounts payable	3,990	12,520	(8,530)
Customer deposits	8,469	5,691	2,778
Accrued expenses and postretirement benefits	(1,992)	2,956	(4,948)
Other	(862)	615	(1,477)

Net cash (used in) provided by operating activities	$(7,132)	$17,136	$(24,268)

        In 2011, $7.1 million cash was used in operating activities. Cash was primarily used to fund accounts receivable growth as business activity levels increased from 2010, and used for inventory growth which increased due to higher demand for our products and the related increase in production levels. Cash was provided by customer deposits which increased due to higher backlog levels. Cash was also provided by accounts payable which increased primarily due to increased purchasing activities to support production activities.

        In 2010, $17.1 million cash was provided by operating activities. Cash was provided by accounts payable, which increased primarily due to increased production levels. Cash was also provided by accrued expenses/other liabilities, which increased primarily due to increases in customer deposits related to order activity. Cash was used for prepaid and other assets which increased due to higher levels of restricted cash, and increased levels of supplier advances and VAT refunds as a result of increasing order and sales activity.

Cash Used In Investing Activities:

        The table below shows the changes in cash flows from investing activities by component:

	2011	2010	Change
	(in thousands)
Capital expenditures	$(19,217)	$(3,728)	$(15,489)
Proceeds from sale of assets	900	1,576	(676)
Purchase of land use rights	—	(2,594)	2,594
Purchase of Jones & Shipman, net of cash acquired	—	(3,014)	3,014

Net cash used in investing activities	$(18,317)	$(7,760)	$(10,557)

        Net cash used in investing activities was $18.3 million for 2011, compared to $7.8 million in 2010. Capital expenditures for 2011 and 2010 were $19.2 million and $3.7 million, respectively. The increase in capital expenditure was primarily due to $17.2 million spent on the expansion of manufacturing facilities in Switzerland and China in 2011. During 2010, we acquired land use rights in Jiaxing, China for $2.6 million and we used $3.0 million to purchase Jones & Shipman. In 2010, we had proceeds of $1.5 million from the sale of machinery and equipment at our Elmira, NY manufacturing facility.

        Capital expenditures in fiscal 2012 are expected to be approximately $7.0 million to $8.0 million, with approximately $3.0 million to $4.0 million related to maintenance capital spending. The remainder is planned for completion of the China and Switzerland manufacturing facility expansion projects.

Cash Provided by / (Used In) Financing Activities:

        The table below shows the changes in cash flows from financing activities by component:

	2011	2010	Change
	(in thousands)
Proceeds from short-term notes payable to bank	$29,987	$10,416	$19,571
Repayments of short-term notes payable to bank	(18,299)	(10,272)	(8,027)
Proceeds from long-term debt	6,011	—	6,011
Payments on long-term debt	(614)	(571)	(43)
Dividends paid	(581)	(232)	(349)
Other financing activities	(41)	(111)	70

Net cash (used in) financing activities	$16,463	$(770)	$17,233

        Cash flow provided by financing activities was $16.5 million in 2011, compared to cash used in financing activities of $0.8 million for 2010. During 2011, the increase was due to additional borrowings under our credit facilities to fund working capital needs and borrowing under two new long-term financing arrangements to fund facility expansion in Switzerland and China. Dividend payments increased by $0.3 million in 2011 as a result of increasing our quarterly dividend from $0.005 per share to $0.02 per share in the third quarter of 2011.

        At December 31, 2011 and 2010, debt outstanding, including notes payable, was $21.5 million and $5.0 million, respectively.

Credit Facilities and Financing Arrangements:

        We maintain several financing arrangements with various financial institutions. These financing arrangements are in the form of long-term loans, credit facilities, or lines of credit. In aggregate, these financing arrangements allow us to borrow up to $73.8 million at December 31, 2011, of which $51.7 million can be borrowed for working capital needs. As of December 31, 2011, $43.4 million was available under these arrangements of which $37.1 million was available for working capital needs. Total consolidated borrowings outstanding were $21.5 million at December 31, 2011 and $5.0 million at December 31, 2010. Details of these financing arrangements are discussed below.

        In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($5.9 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.1 million equivalent). The loan interest rate, 1.75% and 1.53% at December 31, 2011 and 2010, respectively, was based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 81.0 million ($2.7 million equivalent) at December 31, 2011 and TWD 99.0 million ($3.4 million equivalent) at December 31, 2010.

        In August 2011, Hardinge Precision Machinery (Jiaxing) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expires on January 30, 2014, provides up to 25.0 million in Chinese Renminbi ("CNY") ($4.0 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, currently at 7.98%, is the bank base rate plus a 20% mark-up and is subject to adjustment annually. The agreement calls for scheduled principal repayments in the amounts of CNY 4.0 million ($0.6 million equivalent), CNY 6.0 million ($1.0 million equivalent), CNY 6.0 million ($1.0 million equivalent) and CNY 9.0 million ($1.4 million equivalent) on July 20, 2012, January 20, 2013, July 20, 2013 and January 30, 2014, respectively. The principal amount outstanding was CNY 17.0 million ($2.7 million equivalent) at December 31, 2011.

        This loan agreement contains financial covenants pursuant to which the subsidiary is required to continually maintain a ratio of total liabilities to total assets less than 0.65:1.00 and a current ratio of more than 1.0:1.0. In addition, the subsidiary is not allowed to act as a guarantor to any third party. The loan agreement contains customary events of default and acceleration clauses. Additionally, the loan is secured by substantially all of the real property and improvements owned by the subsidiary, including improvements currently under construction. At December 31, 2011, we were in compliance with the covenants under the loan agreement.

        In December 2011, L. Kellenberger & Co. AG, an indirectly wholly-owned subsidiary in Switzerland, entered into a credit facility with a local bank which provides for borrowing of up to 3.0 million in Swiss Franc ("CHF") ($3.2 million equivalent). Upon entering into the facility, the subsidiary obtained a loan of CHF 3.0 million ($3.2 million equivalent) with a five-year term maturing on December 23, 2016. Interest on the loan accrues at a fixed rate of 2.65%. Payments of principal on the loan in the amount of CHF 150,000 ($0.2 million equivalent) are due and payable on June 30 and December 31 beginning on June 30, 2012. The principal amount outstanding was CHF 3.0 million ($3.2 million equivalent) at December 31, 2011.

        All borrowings under this facility are secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is also subject to a minimum equity covenant requirement whereby the equity of the subsidiary must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2011, we were in compliance with the covenants under the loan agreement.

        In July, 2011, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility. This facility, which expires on May 30, 2012, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.88% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. This facility replaced the existing $10.0 million facility entered into in July 2010. The principal amounts outstanding for these facilities were $12.0 million and $1.7 million at December 31, 2011 and 2010, respectively, and were included in the note payable to bank on the Consolidated Balance Sheets.

        L. Kellenberger & Co., AG, an indirectly wholly-owned subsidiary in Switzerland, maintains two separate credit facilities with a bank. The first facility, entered into in August 2009 and subsequently amended in December 2009 and August 2010, provides for borrowing of up to CHF 7.5 million ($8.0 million equivalent) to be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity with maximum terms of 12 months. The second facility, entered into in August 2009 and amended in June 2010, provides for borrowings of up to CHF 6.0 million ($6.4 million equivalent) to be used for working capital purposes as a limit for cash credits in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The second facility is secured by certain real property owned by the subsidiary. The interest rate charged by these two facilities, currently at 1.25% for a 90-day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of the subsidiary. At December 31, 2011 and 2010, there were no borrowings outstanding under these facilities.

        The subsidiary also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provided a credit facility of up to CHF 7.0 million ($7.5 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.2 million equivalent) of the facility was available for working capital purpose. The facility was secured by the subsidiary's certain real property up to CHF 3.0 million ($3.2 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.6 million equivalent), increased the funds available for working capital purposes to CHF $5.0 million ($5.3 million equivalent) and increased the secured amounts to CHF 5.0 million ($5.3 million equivalent). The amended agreement terminates on September 1, 2013 and reverts to its pre-amendment terms. The interest rate, currently at LIBOR plus 3.66% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. It carries no commitment fees on unused funds. At December 31, 2011 and 2010, there were no borrowings outstanding under this facility.

        The above Kellenberger credit facilities are subject to a minimum equity covenant requirement where the minimum equity for the subsidary must be at least 35% of its balance sheet total assets. At December 31, 2011 and 2010, we were in compliance with the required covenant.

        In March 2009, we entered into an agreement with a bank for a $10.0 million term loan due March 16, 2010. In December 2009, we replaced the term loan with a $10.0 million revolving credit facility, and in December 2010, we extended the maturity of the facility to March 31, 2012. In December 2011, we modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. This credit facility is secured by substantially all of our U.S. assets (exclusive of real property), a negative pledge on our worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of our wholly-owned subsidiaries, which is the owner of the real property comprising our world headquarters. The credit facility does not include any financial covenants. At December 31, 2011 and 2010, there were no borrowings outstanding under this facility.

        We also have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. The principal amount outstanding was $0.5 million at December 31, 2011. There was no balance outstanding at December 31, 2010 on this line of credit.

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.2 million at December 31, 2011. It expires on March 15, 2012. In total, we had various outstanding letters of credit totaling $12.9 million and $8.0 million at December 31, 2011 and 2010, respectively.

        We conduct some of our manufacturing, sales and service operations from leased space, with lease terms up to 10 years, and use office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.5 million, $2.1 million, and $1.9 million, during the years ended December 31, 2011, 2010 and 2009, respectively.

        The following table shows our future commitments in effect as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in thousands)
Notes payable	$12,969	—	—	—	—	—	$12,969
Long-term debt	1,548	2,814	1,073	915	617	1,601	8,568
Operating lease obligations	1,576	1,115	829	577	544	1,446	6,087
Purchase commitments	40,800	—	—	—	—	—	40,800
Standby letters of credit	12,877	—	—	—	—	—	12,877

        We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. In 2012, we anticipate making $7.9 million contributions to our domestic and foreign defined benefit pension plans and $0.4 million contributions to our domestic post-retirement benefit plan.

        We believe that the currently available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2012.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        Our earnings are affected by changes in short-term interest rates as a result of our floating interest rate debt. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $0.3 million in 2011 and $0.1 million in 2010. These amounts are determined by considering the impact of hypothetical interest rates on the Company's borrowing cost.

        Our operations include manufacturing and sales activities in foreign jurisdictions. We currently manufacture our products in China, Switzerland, Taiwan, the United Kingdom, and the United States using production components purchased internationally, and we sell our products in those markets as well as other worldwide markets. Our subsidiaries in China, Germany, the Netherlands, Switzerland, Taiwan, and the United Kingdom sell products in local currency to customers in those countries. These subsidiaries also transact business in currencies other than their functional currency outside of their home country. Our Taiwanese subsidiary also sells products to foreign purchasers in USD. As a result of these sales in various currencies and in various countries of the world, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the USD, GBP, CHF, EUR, TWD, CNY and Japanese Yen ("JPY"). As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of our subsidiaries, we are exposed to the effect of currency exchange rate changes on our cash flows, earnings and balance sheet. To mitigate this currency risk, we enter into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

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

        Accounts Receivable.    We assess the collectability of our trade accounts receivable using a combination of methods. We review large individual accounts for evidence of circumstances that suggest a collection problem might exist. Such situations include, but are not limited to, the customer's past history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and recent collection activities. We provide a reserve for losses based on current payment trends in the economies where we hold concentrations of receivables and provide a reserve for what we believe to be the most likely risk of collectability. In order to make these allowances, we rely on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

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

        Intangible Assets.    We have acquired other machine tool companies or assets of companies. When doing so, we have used outside specialists to assist in determining the value of assets acquired, and have used traditional models for establishing purchase price based on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples and present value of future cash flows. Consequently, the value of purchased intangible assets on our balance sheet has been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity.

        Net Deferred Tax Assets.    We regularly review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

        Retirement Plans.    We sponsor various defined benefit pension plans, defined contribution plans, and one postretirement benefit plan, all as described in Note 9 to the Consolidated Financial Statements. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

        We annually review the discount rate to be used for retirement plan liabilities. In the U.S., we use bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using a rate of 5.11% and 5.93% at our plan measurement date of December 31, 2011 and 2010, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 3.01% and 3.09% at their measurement dates of December 31, 2011 and 2010, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $13.8 million. Conversely, an increase of one percent would decrease U.S. pension obligations by approximately $11.4 million. A decrease of one percent in the discount rate would increase the Swiss pension obligations by approximately $12.3 million. Conversely, an increase of one percent would decrease the Swiss pension obligations by approximately $10.1 million.

        A change in the discount rate can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.1 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.1 million. A decrease of one percent would increase the Swiss pension expense by approximately $1.5 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $1.0 million.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. We used an expected rate of return of 8.00% and 8.00% at our measurement dates of December 31, 2011 and 2010 for our domestic plan. We used rates of return appropriate for each country for our foreign plans which resulted in a blended expected rate of return of 4.24% and 4.23% at their measurement dates of December 31, 2011 and 2010, respectively. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Swiss pension expense by approximately $0.7 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $0.7 million.

New Accounting Standards

        Refer to Note 19 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of accounting standards we recently adopted or will be required to adopt.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hardinge Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York
March 14, 2012

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(In Thousands Except Share and Per Share Data)
Assets
Cash and cash equivalents	$21,736	$30,945
Restricted cash	4,575	5,225
Accounts receivable, net	65,909	47,572
Inventories, net	122,782	105,306
Other current assets	13,338	12,882

Total current assets	228,340	201,930
Property, plant and equipment, net	68,204	56,628
Intangible assets, net	12,765	13,642
Other non-current assets	2,360	2,647

Total non-current assets	83,329	72,917

Total assets	$311,669	$274,847

Liabilities and shareholders' equity
Accounts payable	$36,952	$33,533
Notes payable to bank	12,969	1,650
Accrued expenses	25,103	22,791
Customer deposits	18,881	10,468
Accrued income taxes	3,480	3,656
Deferred income taxes	2,556	2,546
Current portion of long-term debt	1,548	617

Total current liabilities	101,489	75,261
Long-term debt	7,020	2,777
Pension and postretirement liabilities	49,310	32,223
Deferred income taxes	2,391	2,516
Other liabilities	4,436	4,168

Total non-current liabilities	63,157	41,684
Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,369	114,183
Retained earnings	65,041	53,637
Treasury shares	(10,379)	(11,022)
Accumulated other comprehensive (loss) income	(22,133)	979

Total shareholders' equity	147,023	157,902

Total liabilities and shareholders' equity	$311,669	$274,847

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In Thousands Except Per Share Data)
Sales	$341,573	$257,007	$214,071
Cost of sales	250,545	195,717	173,275

Gross profit	91,028	61,290	40,796
Selling, general and administrative expense	73,599	65,650	68,000
Loss (gain) on sale of assets	46	(1,045)	240
Other expense (income)	786	(560)	556
Impairment charge	—	(25)	1,650

Income (loss) from operations	16,597	(2,730)	(29,650)
Interest expense	339	426	1,926
Interest income	(101)	(90)	(114)

Income (loss) before income taxes	16,359	(3,066)	(31,462)
Income taxes	4,373	2,168	1,847

Net income (loss)	$11,986	$(5,234)	$(33,309)

Per share data:
Basic earnings (loss) per share	$1.03	$(0.46)	$(2.93)

Diluted earnings (loss) per share	$1.02	$(0.46)	$(2.93)

Cash dividends declared per share	$0.05	$0.02	$0.025

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Operating activities
Net income (loss)	$11,986	$(5,234)	$(33,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash inventory write down	—	—	8,127
Impairment charge	—	(25)	1,650
Depreciation and amortization	7,736	7,042	8,504
Debt issuance amortization	124	310	1,341
Provision for deferred income taxes	(361)	(1,983)	347
Loss (gain) on sale of assets	46	(1,045)	240
Gain on purchase of Jones & Shipman	—	(647)	—
Unrealized intercompany foreign currency transaction (gain) loss	(862)	615	(140)
Changes in operating assets and liabilities:
Accounts receivable	(18,589)	(609)	20,429
Inventories	(18,123)	622	41,474
Other assets	444	(3,077)	(2,186)
Accounts payable	3,990	12,520	(3,574)
Customer deposits	8,469	5,691	(11,039)
Accrued expenses	(1,277)	3,697	(1,705)
Accrued postretirement benefits	(715)	(741)	(1,010)

Net cash (used in) provided by operating activities	(7,132)	17,136	29,149
Investing activities
Capital expenditures	(19,217)	(3,728)	(3,178)
Proceeds from sale of assets	900	1,576	125
Purchase of land use rights	—	(2,594)	—
Purchase of Jones & Shipman, net of cash acquired	—	(3,014)	—
Purchase of technical information	—	—	(142)

Net cash used in investing activities	(18,317)	(7,760)	(3,195)
Financing activities
Proceeds from short-term notes payable to bank	29,987	10,416	11,357
Repayments of short-term notes payable to bank	(18,299)	(10,272)	(10,038)
Proceeds from long-term debt	6,011	—	—
Repayments on long-term debt	(614)	(571)	(24,545)
Dividends paid	(581)	(232)	(288)
Other financing activities	(41)	(111)	(739)

Net cash provided by (used in) financing activities	16,463	(770)	(24,253)
Effect of exchange rate changes on cash	(223)	1,920	856

Net (decrease) increase in cash	(9,209)	10,526	2,557
Cash and cash equivalents at beginning of year	30,945	20,419	17,862

Cash and cash equivalents at end of year	$21,736	$30,945	$20,419

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In Thousands)
Balance at December 31, 2008	$125	$114,841	$92,700	$(13,037)	$(26,502)	$168,127

Comprehensive Income (Loss)
Net loss			(33,309)			(33,309)
Other comprehensive income (loss)
Retirement plans, net of tax					21,018	21,018
Foreign currency translation adjustment					5,377	5,377

Total comprehensive loss						(6,914)

Dividends declared			(288)			(288)
Shares issued pursuant to long-term incentive plan		(530)		530		—
Shares forfeited pursuant to long-term incentive plan		64		(64)		—
Amortization (long-term incentive plan)		438				438
Net issuance of treasury stock		(426)		593		167

Balance at December 31, 2009	125	114,387	59,103	(11,978)	(107)	161,530

Comprehensive Income (Loss)
Net loss			(5,234)			(5,234)
Other comprehensive income (loss)
Retirement plans, net of tax					(9,331)	(9,331)
Foreign currency translation adjustment, net of tax					10,507	10,507
Unrealized loss on cash flow hedge, net of tax					(90)	(90)

Total comprehensive loss						(4,148)

Dividends declared			(232)			(232)
Shares issued pursuant to long-term incentive plan		(568)		568		—
Shares forfeited pursuant to long-term incentive plan		23		(23)		—
Amortization (long-term incentive plan)		574				574
Net issuance of treasury stock		(233)		411		178

Balance at December 31, 2010	125	114,183	53,637	(11,022)	979	157,902

Comprehensive Income (Loss)
Net income			11,986			11,986
Other comprehensive income (loss)
Retirement plans, net of tax					(21,223)	(21,223)
Foreign currency translation adjustment , net of tax					(1,475)	(1,475)
Unrealized loss on cash flow hedge, net of tax					(414)	(414)

Total comprehensive loss						(11,126)

Dividends declared			(582)			(582)
Shares issued pursuant to long-term incentive plan		(497)		497		—
Shares forfeited pursuant to long-term incentive plan		47		(47)		—
Amortization (long-term incentive plan)		776				776
Net issuance of treasury stock		(140)		193		53

Balance at December 31, 2011	$125	$114,369	$65,041	$(10,379)	$(22,133)	$147,023

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1. Significant Accounting Policies

Nature of Business

        Hardinge Inc. ("Hardinge", "we", "us" or "the Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. We sell our products to customers in North America, Europe and "Asia and Other". A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, communications, computer, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment and transportation.

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

Cash Equivalents

        Cash equivalents are highly liquid financial instruments with an original maturity of three months or less at the date of purchase.

Restricted Cash

        Occasionally, we are required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits or foreign exchange forward contracts. As of December 31, 2011 and 2010, the amount of restricted cash was approximately $4.6 million and $5.2 million, respectively.

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

DECEMBER 31, 2011

1. Significant Accounting Policies (Continued)

trade accounts receivable to be past due when in excess of 30 days past terms, and charge off uncollectible balances when all collection efforts have been exhausted.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was $2.8 million and $4.0 million at December 31, 2011 and 2010, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

Other Current Assets

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

Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Major additions, renewals or improvements that extend the useful lives of assets are capitalized. Maintenance and repairs are expensed to operations as incurred. Depreciation expense is computed using the straight-line and accelerated methods, generally over the following estimated useful lives of the assets:

Buildings	40 years
Machinery	12 years
Patterns, tools, jigs and furniture and fixtures	10 years
Office and computer equipment	5 years

Intangible Assets

        Intangible assets with indefinite lives are not subject to amortization. They are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

1. Significant Accounting Policies (Continued)

indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified.

Impairment of Long-Lived Assets

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

        We maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., German, Netherlands, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        The determination of our provision for income taxes requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as federal and provincial jurisdictions in Switzerland, U.K., Canada, Germany, France, the Netherlands, China and Taiwan. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

        We account for our uncertain tax positions in accordance with the provisions of ASC 740. Interest and penalties are included as a component of income tax expense.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

1. Significant Accounting Policies (Continued)

Revenue Recognition

        Revenue from product sales is generally recognized upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and the title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives and returns. Discounts and customer sales incentives are typically negotiated as part of the sales terms at the time of sale and are recorded as a reduction of revenue. The Company does not routinely permit customers to return machines. In the rare case that a machine return is permitted, a restocking fee is typically charged. Returns of spare parts and workholding products are limited to a period of 90 days subsequent to purchase, excluding special orders which are not eligible for return. An estimate of returns, which is not significant, is recorded as a reduction of revenue and is based on historical experience. Transfer of ownership and risk of loss are generally not contingent upon contractual customer acceptance. Prior to shipment, each machine is tested to ensure the machine's compliance with standard operating specifications as listed in our promotional literature. On an exception basis, where larger multiple machine installations are delivered which require run-offs and customer acceptance at their facility, revenue is recognized in the period of customer acceptance.

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

Warranties

        We offer warranties for our products. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which we sold the product. We generally provide a basic limited warranty for a period of one to two years. We estimate the costs that may be incurred under our basic limited warranty, based largely upon actual warranty repair cost history and record a liability for such costs when that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect our warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

        We also sell extended warranties for some of our products. These extended warranties usually cover a 12-24 month period that begins after the basic warranty expires. Revenue from extended warranties are deferred and recognized on a straight-line basis across the term of the warranty contract.

        These liabilities are reported in accrued expenses on our Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

1. Significant Accounting Policies (Continued)

Research and Development Costs

        The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $12.2 million, $9.4 million and $9.3 million, in 2011, 2010 and 2009, respectively.

Foreign Currency Translation and Re-measurement

        The functional currency of our foreign subsidiaries is their local currency. Net assets are translated at month end exchange rates while income, expense and cash flow items are translated at average exchange rates for the applicable period. Translation adjustments are recorded within accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency denominated transactions are included as a component of selling, general and administrative expense in our Consolidated Statement of Operations.

Fair Value of Financial Instruments

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, long-term debt and foreign currency forwards. See Note 10 for additional disclosure.

Derivative Financial Instruments

        As a multinational Company, we are exposed to market risk from changes in foreign currency exchange rates that could affect our results of operations and financial condition. To manage this risk, we enter into derivative instruments namely in the form of foreign currency forwards. Our derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on balance sheet exposures of both trade and intercompany assets and liabilities. We hedge this exposure with contracts settling in less than a year. These derivatives do not qualify for hedge accounting treatment. Gains or losses resulting from the changes in the fair value of these hedging contracts are recognized immediately in earnings. We have some forward contracts to hedge certain customer orders and vendor firm commitments. These contracts which are for less than two years have maturity dates in alignment with our contractual payment requirements. These derivatives qualify for hedge accounting treatment and are designated as cash flow hedges. Unrealized gains or losses resulting from the changes in the fair value of these hedging contracts are charged to other comprehensive income (Loss). Gains or losses on any ineffective portion of the contracts are recognized in earnings.

Stock-Based Compensation

        We account for stock-based compensation based on the estimated fair value of the award as of the grant date and recognize as expense the value of the award over the requisite service period.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

1. Significant Accounting Policies (Continued)

Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income, postretirement plan adjustments, foreign currency translation adjustments and unrealized gains or losses on hedging, net of tax, and is presented in the Consolidated Statements of Shareholders' Equity.

Earnings Per Share

        We calculate earnings per share using the two-class method. Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Net income (loss) available to common shareholders represents net income (loss) reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive stock options.

        Unvested stock-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are included in the earnings allocation in the earnings per share calculation under the two-class method. Recipients of restricted stock issued prior to 2011 are entitled to receive non-forfeitable dividends during the vesting period, therefore, meeting the definition of a participating security.

2. Net Inventories

        Net inventories consist of the following:

	December 31,
	2011	2010
	(in thousands)
Finished products	$49,476	$48,359
Work-in-process	28,549	22,834
Raw materials and purchased components	44,757	34,113

Inventories, net	$122,782	$105,306

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

3. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2011	2010
	(in thousands)
Land, buildings and improvements	$73,657	$68,871
Machinery, equipment and fixtures	68,303	69,882
Office furniture, equipment and vehicles	16,990	17,389
Construction in progress	9,212	567

	168,162	156,709
Accumulated depreciation	(99,958)	(100,081)

Property, plant and equipment, net	$68,204	$56,628

        Depreciation expense was $6.1 million, $5.7 million and $7.2 million for 2011, 2010 and 2009, respectively.

        During 2009, as part of restructuring our North American manufacturing operations, we ceased manufacturing operations involved in the non-critical parts production in our Elmira, NY facility. As a result of this restructuring action, we identified certain property, plant and equipment that would no longer be utilized in our manufacturing operations and classified them as "available for sale". These assets were recorded on the balance sheet at $0.2 million as of December 31, 2009 based on the lower of the assets' carrying value or fair value less estimated costs to sell, with a related impairment charge of $0.6 million.

        In addition to the assets that were classified as available for sale, we identified certain property, plant and equipment with a net book value of $1.1 million that would no longer be utilized in our manufacturing operations and disposed of them. As of December 31, 2009 we recorded an impairment charge of $1.1 million related to these assets.

        During 2010, we changed our plan to sell some of those assets that had been identified in December 2009. In conjunction with this change in plan, we reclassified these assets from "held for sale" to "held and used." These assets were measured at the lower of their (a) carrying amount before they were classified as "held for sale," adjusted by any depreciation expense or impairment losses that would have been recognized had the assets continuously been classified as "held and used" or (b) fair value at the date of the subsequent decision not to sell. As a result of this action, we recorded a $0.03 million credit to the impairment charges in 2010.

        During 2010, we recognized a gain of $1.0 million on the sale of assets primarily related to the sale of the excess machinery and equipment at the Elmira, NY manufacturing facility.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

4. Intangibles

        Summary of the major components of intangible assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,746	$2,633
Patents	2,965	2,883
Technical know-how and other	5,785	5,774

Total gross amortizable intangible assets	11,496	11,290
Accumulated amortization:
Land rights	(59)	(5)
Patents	(2,704)	(2,582)
Technical know-how and other	(3,235)	(2,620)

Total accumulated amortization	(5,998)	(5,207)

Amortizable intangible assets, net	5,498	6,083

Intangible asset not subject to amortization:	7,267	7,559

Intangible assets, net	$12,765	$13,642

        Amortization expense related to these amortizable intangible assets was $0.8 million for 2011 and 2010 and $0.7 million for 2009. The aggregated amortization expense on existing intangible assets for each of the next five years is approximately $0.8 million, $0.8 million, $0.7 million, $0.7 million and $0.1 million, respectively.

        Intangible asset not subject to amortization represent the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines; therefore, the asset has been determined to have an indefinite useful life. The $0.3 million decrease in the balance from 2010 was the impact of foreign currency exchange.

5. Financing Arrangements

        We maintain several financing arrangements with various financial institutions. These financing arrangements are in the form of long-term loans, credit facilities, or lines of credit. In aggregate, these financing arrangements allow us to borrow up to $73.8 million at December 31, 2011, of which $51.7 million can be borrowed for working capital needs. As of December 31, 2011, $43.4 million was available under these arrangements of which $37.1 million was available for working capital needs. Total consolidated borrowings outstanding were $21.5 million at December 31, 2011 and $5.0 million at December 31, 2010. Details of these financing arrangements are discussed below.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

5. Financing Arrangements (Continued)

Long-term Debt

        Long-term debt consists of:

	December 31,
	2011	2010
	(in thousands)
Taiwan mortgage loan	$2,676	$3,394
Jiaxing construction loan	2,690	—
Kellenberger mortgage loan	3,202	—

Total long-term debt	8,568	3,394
Current portion	(1,548)	(617)

Total long-term debt, less current portion	$7,020	$2,777

        The annual maturities of long-term debt for each of the five years after December 31, 2011, are as follows:

Year	Amounts
(in thousands)
2012	$1,548
2013	2,814
2014	1,073
2015	915
2016	617
Thereafter	1,601

$8,568

        In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($5.9 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.1 million equivalent). The loan interest rate, 1.75% and 1.53% at December 31, 2011 and 2010, respectively, was based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 81.0 million ($2.7 million equivalent) at December 31, 2011 and TWD 99.0 million ($3.4 million equivalent) at December 31, 2010.

        In August 2011, Hardinge Precision Machinery (Jiaxing) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expires on January 30, 2014, provides up to 25.0 million in Chinese Renminbi ("CNY") ($4.0 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, currently at 7.98%, is the bank base rate plus a 20% mark-up and is subject to adjustment annually. The agreement calls for scheduled principal repayments in the amounts of CNY 4.0 million ($0.6 million equivalent), CNY 6.0 million ($1.0 million equivalent), CNY 6.0 million ($1.0 million equivalent) and CNY 9.0 million ($1.4 million equivalent) on July 20, 2012, January 20, 2013, July 20, 2013 and January 30, 2014,

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

5. Financing Arrangements (Continued)

respectively. The principal amount outstanding was CNY 17.0 million ($2.7 million equivalent) at December 31, 2011.

        This loan agreement contains financial covenants pursuant to which the subsidiary is required to continually maintain a ratio of total liabilities to total assets less than 0.65:1.00 and a current ratio of more than 1.0:1.0. In addition, the subsidiary is not allowed to act as a guarantor to any third party. The loan agreement contains customary events of default and acceleration clauses. Additionally, the loan is secured by substantially all of the real property and improvements owned by the subsidiary, including improvements currently under construction. At December 31, 2011, we were in compliance with the covenants under the loan agreement.

        In December 2011, L. Kellenberger & Co. AG, an indirectly wholly-owned subsidiary in Switzerland, entered into a credit facility with a local bank which provides for borrowing of up to 3.0 million in Swiss Franc ("CHF") ($3.2 million equivalent). Upon entering into the facility, the subsidiary obtained a loan of CHF 3.0 million ($3.2 million equivalent) with a five-year term maturing on December 23, 2016. Interest on the loan accrues at a fixed rate of 2.65%. Payments of principal on the loan in the amount of CHF 150,000 ($0.2 million equivalent) are due and payable on June 30 and December 31 beginning on June 30, 2012. The principal amount outstanding was CHF 3.0 million ($3.2 million equivalent) at December 31, 2011.

        All borrowings under this facility are secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is also subject to a minimum equity covenant requirement whereby the equity of the subsidiary must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2011, we were in compliance with the covenants under the loan agreement.

Credit Facilities and Other Financing Arrangements

  Foreign Credit Facilities

        In July, 2011, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility. This facility, which expires on May 30, 2012, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.88% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. This facility replaced the existing $10.0 million facility entered into in July 2010. The principal amounts outstanding for these facilities were $12.0 million and $1.7 million at December 31, 2011 and 2010, respectively, and were included in the note payable to bank on the Consolidated Balance Sheets.

        L. Kellenberger & Co., AG, an indirectly wholly-owned subsidiary in Switzerland, maintains two separate credit facilities with a bank. The first facility, entered into in August 2009 and subsequently amended in December 2009 and August 2010, provides for borrowing of up to CHF 7.5 million ($8.0 million equivalent) to be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity with maximum terms of 12 months. The second facility, entered into in August 2009 and amended in June 2010, provides for borrowings of up to CHF 6.0 million ($6.4 million equivalent) to be used for working capital purposes as a limit for cash credits in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The second facility is secured by certain real property owned by the subsidiary. The interest rate charged by

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

5. Financing Arrangements (Continued)

these two facilities, currently at 1.25% for a 90-day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of the subsidiary. At December 31, 2011 and 2010, there were no borrowings outstanding under these facilities.

        The subsidiary also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provided a credit facility of up to CHF 7.0 million ($7.5 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.2 million equivalent) of the facility was available for working capital purpose. The facility was secured by the subsidiary's certain real property up to CHF 3.0 million ($3.2 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.6 million equivalent), increased the funds available for working capital purposes to CHF $5.0 million ($5.3 million equivalent) and increased the secured amounts to CHF 5.0 million ($5.3 million equivalent). The amended agreement terminates on September 1, 2013 and reverts to its pre-amendment terms. The interest rate, currently at LIBOR plus 3.66% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. It carries no commitment fees on unused funds. At December 31, 2011 and 2010, there were no borrowings outstanding under this facility.

        The above Kellenberger credit facilities are subject to a minimum equity covenant requirement where the minimum equity for the subsidary must be at least 35% of its balance sheet total assets. At December 31, 2011 and 2010, we were in compliance with the required covenant.

  Domestic Credit Facilities

        In March 2009, we entered into an agreement with a bank for a $10.0 million term loan due March 16, 2010. In December 2009, we replaced the term loan with a $10.0 million revolving credit facility, and in December 2010, we extended the maturity of the facility to March 31, 2012. In December 2011, we modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. This credit facility is secured by substantially all of our U.S. assets (exclusive of real property), a negative pledge on our worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of our wholly-owned subsidiaries, which is the owner of the real property comprising our world headquarters. The credit facility does not include any financial covenants. At December 31, 2011 and 2010, there were no borrowings outstanding under this facility.

        We also have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. The principal amount outstanding was $0.5 million at December 31, 2011. There was no balance outstanding at December 31, 2010 on this line of credit.

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.2 million at December 31, 2011. It

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

5. Financing Arrangements (Continued)

expires on March 15, 2012. In total, we had various outstanding letters of credit totaling $12.9 million and $8.0 million at December 31, 2011 and 2010, respectively.

6. Income Taxes

        The Company's pre-tax income for domestic and foreign sources is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$(3,483)	$(8,467)	$(23,465)
Foreign	19,842	5,401	(7,997)

Total	$16,359	$(3,066)	$(31,462)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$34,386	$32,144
State tax credit carryforwards	6,888	6,796
Postretirement benefits	899	1,012
Deferred employee benefits	2,428	2,107
Accrued pension	13,918	7,847
Inventory valuation	2,014	2,152
Other	7,462	5,564

	67,995	57,622
Less valuation allowance	(62,672)	(53,533)

Total deferred tax assets	5,323	4,089

Deferred tax liabilities:
Tax over book depreciation	(4,082)	(4,433)
Inventory valuation	(2,388)	(2,712)
Other	(1,275)	(191)

Total deferred tax liabilities	(7,745)	(7,336)

Net deferred tax liabilities	$(2,422)	$(3,247)

        Current deferred tax assets of $1.6 million and $1.4 million for 2011 and 2010, respectively, are reported in other current assets on the Consolidated Balance Sheets. Non-current deferred tax assets of $0.9 million and $0.5 million for 2011 and 2010, respectively, are reported in other non-current assets on the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

6. Income Taxes (Continued)

        We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German and Canadian net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

        In 2011, the valuation allowance increased by $9.1 million. This was due to an increase of $2.4 million due to not recording a tax benefit on losses and other deferred tax assets in the U.S., U.K., Germany, and the Netherlands, and an increase of $6.7 million due to the net increase in minimum pension liabilities in the U.S. and the U.K., (and other items recorded in other comprehensive income (loss)).

        In 2010, the valuation allowance increased by $7.1 million. This was due to an increase of $6.3 million due to not recording a tax benefit on losses and other deferred tax assets in the U.S., U.K., and Germany, and an increase of $0.8 million due to the net increase in minimum pension liabilities in the U.S. and the U.K., (and other items recorded in other comprehensive income (loss)).

        At December 31, 2011 and 2010, we had state investment tax credits of $6.9 million and $6.8 million, respectively, expiring at various dates through the year 2018. In addition, we have U.S. and state net operating loss carryforwards of $68.7 million and $61.3 million, respectively, which expire from 2023 through 2031. We also have foreign net operating loss carryforwards of $33.4 million. The U.S. net operating loss includes approximately $1.6 million of the net operating loss carryforward for which a benefit will be recorded in additional paid in capital when realized.

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal and state	$—	$—	$—
Foreign	5,086	3,645	1,313

Total current	5,086	3,645	1,313

Deferred:
Federal and state	—	(100)	100
Foreign	(713)	(1,377)	434

Total deferred	(713)	(1,477)	534

	$4,373	$2,168	$1,847

        There were no tax refunds in 2011. Refunds were $0.5 million in 2010 and $1.4 million in 2009. Income tax payments primarily related to foreign locations totaled $4.8 million, $2.1 million, and $2.5 million, in 2011, 2010, and 2009, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

6. Income Taxes (Continued)

        The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Income:

	2011	2010	2009
Federal income taxes at statutory rate	35.0%	(35.0)%	(35.0)%
Taxes on foreign income which differ from the U.S. statutory rate	(19.8)	(48.6)	1.4
Effect of change in the enacted rate in Swiss jurisdiction	(0.5)	2.0	0.8
Increase in valuation allowance	10.6	141.5	34.8
Change in estimated liabilities	1.3	5.3	4.1
Other	0.1	5.5	(0.2)

	26.7%	70.7%	5.9%

        At the end of 2011, the undistributed earnings of our foreign subsidiaries, which amounted to approximately $133.1 million, are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries.

        We had been granted a tax holiday in China which expired in 2011. For 2011, our tax rate for our Chinese subsidiary was 24% and our tax rate in China will be 25% in 2012.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of period	$2,127	$2,443	$2,192
Additions for tax positions related to the current year	592	—	24
Additions for tax positions of prior years	170	836	318
Reductions for tax positions of prior years	(83)	(575)	—
Reductions due to lapse of applicable statute of limitations	(23)	(91)	(52)
Settlements	(450)	(486)	(39)

Balance at end of period	$2,333	$2,127	$2,443

        If recognized, essentially all of the uncertain tax benefits and related interest at December 31, 2011 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.

        We record interest and penalties on tax reserves as income tax expense in the Consolidated Statements of Operations. The net increase in interest and net reduction in penalties were immaterial for 2011 and 2010. Accrued interest related to the uncertain tax positions were $0.5 million at December 31, 2011 and 2010. Accrued penalties related to uncertain tax positions were $0.2 million at December 31, 2011 and 2010. The accrued interest and accrued penalties were reported as other liabilities on the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

6. Income Taxes (Continued)

        The tax years 2008 to 2011 remain open to examination by United States taxing authorities and for our other major jurisdictions (Switzerland, U.K., Taiwan, Germany, Netherlands and China); the tax years between 2006 and 2011 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

7. Warranty

        A reconciliation of the changes in our product warranty accrual is as follows:

	December 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$3,298	$2,470
Warranty settlement costs	(2,689)	(2,175)
Warranties issued	4,096	4,223
Changes in accruals for pre-existing warranties	(842)	(1,427)
Currency translation impact	(63)	207

Balance at end of period	$3,800	$3,298

8. Industry Segment and Foreign Operations

        Summary of domestic and foreign operations consist of the following:

	Year Ended December 31,
	2011			2010			2009
	North America	Europe	Asia & Other	North America	Europe	Asia & Other	North America	Europe	Asia & Other
	(in thousands)			(in thousands)			(in thousands)
Domestic Sales	$68,005	$106,471	$150,721	$54,715	$78,194	$125,115	$65,940	$88,365	$58,854
Export Sales	5,682	49,084	52,520	7,755	22,719	17,104	7,669	18,648	8,902

Gross Sales	73,687	155,555	203,241	62,470	100,913	142,219	73,609	107,013	67,756
Less Inter-area eliminations	7,653	36,219	47,038	9,391	20,728	18,476	7,558	15,685	11,064

Sales	$66,034	$119,336	$156,203	$53,079	$80,185	$123,743	$66,051	$91,328	$56,692

Identifiable Assets	$62,644	$130,270	$118,755	$54,271	$119,892	$100,684	$65,457	$111,378	$65,369

        Sales attributable to European and Asian & Other operations are based on those sales generated by subsidiaries located in Europe and Asia.

        Inter-area sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales.

        In 2010, a customer who is a supplier to the consumer electronics industry accounted for 10.7% of our consolidated sales. We have no single customer who accounted for more than 10% of our consolidated sales in 2011 or 2009.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

8. Industry Segment and Foreign Operations (Continued)

        Machine sales accounted for approximately 77% of 2011 sales and 75% of 2010 and 2009 sales. Sales of non-machine products and services, primarily workholding, repair parts and accessories made up the balance.

        Summary of sales from external customers by country is as follows:

	Year Ended December 31,
	2011	% of Total	2010	% of Total	2009	% of Total
	(dollar amount in thousands)
United States	$84,673	24.8%	$54,426	21.2%	$60,550	28.3%
China	111,670	32.7%	102,092	39.7%	51,667	24.1%
Germany	26,483	7.8%	25,267	9.8%	40,349	18.8%
England	24,420	7.1%	15,983	6.2%	15,973	7.5%
Other foreign	94,327	27.6%	59,239	23.1%	45,532	21.3%

Total foreign	256,900	75.2%	202,581	78.8%	153,521	71.7%

Total	$341,573	100.0%	$257,007	100.0%	$214,071	100.0%

        Summary of net property, plant and equipment by country is as follows:

	Year Ended December 31,
	2011	% of Total	2010	% of Total	2009	% of Total
	(dollar amount in thousands)
United States	$14,550	21.3%	$15,336	27.1%	$16,691	30.5%
Switzerland	36,540	53.6%	30,675	54.2%	28,660	52.4%
Taiwan	8,039	11.8%	8,438	14.9%	7,564	13.8%
China	8,019	11.8%	915	1.6%	690	1.3%
Other foreign	1,056	1.5%	1,264	2.2%	1,106	2.0%

Total foreign	53,654	78.7%	41,292	72.9%	38,020	69.5%

Total	$68,204	100.0%	$56,628	100.0%	$54,711	100.0%

9. Employee Benefits

Pension and Postretirement Plans

        We provide a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The plan bases benefits upon both years of service and earnings through 2010. Our policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. For our foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Each foreign plan requires employee and employer contributions except Hardinge Taiwan, which requires only employer contributions. In 2010, we permanently froze the accrual of benefits under the domestic plan and one of our foreign plans.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. Employee Benefits (Continued)

        Domestic employees hired on or after March 1, 2004 have retirement benefits under our 401(k) defined contribution plan. After one year of service, we will contribute 4% of an employee's pay and will further match 25% of the first 4% that the employee contributes. As of June 15, 2009, we suspended the 25% company match as well as the 4% company contribution to the 401(k) plan. For 2009, employees were credited with a pro-rata portion of the 4% company contribution which was paid in January 2010. The suspension of the 25% company match and 4% contribution was rescinded as of January 1, 2011. We made contributions of $0.1 million and $0.1 million in 2011 and 2010, respectively. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit plan, employees that were actively participating in the domestic defined benefit plan became eligible to receive company contributions in the 401(k) defined contribution plan. Additionally, upon reaching age 50, employees who were age 40 or older as of January 1, 2011 and were participants in the domestic defined benefit plan, are also provided enhanced employer contributions in the 401(k) defined contribution plan to compensate for the loss of future benefit accruals under the defined benefit plan. We recognized $1.5 million of expense for the domestic defined contribution plan in 2011. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

        As a result of the permanent freeze to the accrual of benefits under the domestic plan and one of our foreign plans, we realized a net curtailment gain of $0.3 million in 2010. As a result of our 2009 restructuring activities in North America and Europe, we realized a reduction in the number of participants in our defined benefit pension and postretirement benefit plans. Accordingly, in 2009, we recognized settlement and curtailment losses of $0.6 million in our defined benefit pension plans and a curtailment gain of $0.6 million in our other post-retirement benefits plan.

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

        In 2009 and 2008, we offered a Voluntary Early Retirement Program ("VERP") to eligible employees. Employees were eligible to participate in the VERP if the sum of their current age and length of service equaled 94 years. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. Through December 31, 2011, we have recognized $1.1 million in costs for the 2009 and 2008 VERP, of which $0.4 million and $0.6 million are included within the postretirement benefit obligation at December 31, 2011 and December 31, 2010, respectively.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. Employee Benefits (Continued)

        The discount rate for determining benefit obligations in the postretirement benefits plan was 4.92% and 5.50% at December 31, 2011 and 2010, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2011 by $0.1 million.

        A summary of the pension and postretirement benefits plans' funded status and amounts recognized in our Consolidated Balance Sheets is as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$190,353	$171,649	$2,734	$2,918
Service cost	1,449	1,313	18	17
Interest cost	8,583	8,584	138	156
Plan participants' contributions	1,530	1,532	464	601
Actuarial loss (gain)	10,580	12,816	(94)	35
Foreign currency impact	(596)	7,003	—	—
Special termination benefits/curtailment	—	(515)	—	—
Benefits and administrative expenses paid	(10,560)	(12,029)	(831)	(993)
Other changes	(171)	—	—	—

Benefit obligation at end of period	$201,168	$190,353	$2,429	$2,734

Change in plan assets:
Fair value of plan assets at beginning of period	$163,205	$151,465	$—	$—
Actual return on plan assets	(2,413)	12,441	—	—
Employer contribution	4,429	2,922	367	392
Plan participants' contributions	1,530	1,532	464	601
Foreign currency impact	(351)	6,874	—	—
Benefits and administrative expenses paid	(10,560)	(12,029)	(831)	(993)

Fair value of plan assets at end of period	$155,840	$163,205	$—	$—

Funded status of plans	$(45,328)	$(27,148)	$(2,429)	$(2,734)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$1,345	$2,111	$—	$—
Current liabilities	(208)	(134)	(358)	(460)
Non-current liabilities	(46,465)	(29,125)	(2,071)	(2,274)

Net amount recognized	$(45,328)	$(27,148)	$(2,429)	$(2,734)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial (loss) gain	$(63,708)	$(42,686)	$314	$220
Transition asset	1,349	1,622	—	—
Prior service credit	301	499	607	960

Accumulated other comprehensive (loss) income	(62,058)	(40,565)	921	1,180

Accumulated contributions in excess of net periodic benefit cost	16,730	13,417	(3,350)	(3,914)

Net amount (deficit) recognized in Consolidated Balance Sheets	$(45,328)	$(27,148)	$(2,429)	$(2,734)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. Employee Benefits (Continued)

        The projected benefit obligations for the foreign pension plans included in the amounts above were $92.9 million and $92.2 million at December 31, 2011 and 2010, respectively. The plan assets for the foreign pension plans included above were $82.4 million and $84.2 million at December 31, 2011 and 2010, respectively. In addition to the defined pension and postretirement benefits, we have included $0.8 million of retirement benefit liabilities related to a foreign subsidiary in the pension and postretirement liabilities amounts on the Consolidated Balance Sheets for 2011 and 2010.

        The accumulated benefit obligations were $196.0 million and $185.0 million at December 31, 2011 and 2010, respectively.

        The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (all plans except one Swiss plan in 2011 and 2010):

	Pension Benefits
	December 31,
	2011	2010
	(in thousands)
Projected benefit obligations	$195,308	$185,076
Fair value of plan assets	148,634	155,817

Excess of projected benefit obligations over plan assets	$46,674	$29,259

        The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (all plans except Taiwan and one Swiss plan in 2011 and 2010):

	Pension Benefits
	December 31,
	2011	2010
	(in thousands)
Accumulated benefit obligations	$189,684	$179,175
Fair value of plan assets	147,640	154,883

Excess of accumulated benefit obligations over plan assets	$42,044	$24,292

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. Employee Benefits (Continued)

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below. The pension cost includes an executive supplemental pension plan.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(in thousands)			(in thousands)
Service cost	$1,449	$1,313	$2,401	$18	$17	$17
Interest cost	8,583	8,584	8,592	138	156	203
Expected return on plan assets	(10,089)	(9,430)	(9,927)	—	—	—
Amortization of prior service credit	(58)	(120)	(145)	(353)	(370)	(505)
Amortization of transition asset	(284)	(225)	(228)	—	—	—
Special termination benefits	—	—	—	—	—	376
Settlement/curtailment (gain) loss	—	(333)	622	—	—	(634)
Amortization of loss (gain)	1,794	866	1,657	—	—	(15)

Net periodic benefit cost	$1,395	$655	$2,972	$(197)	$(197)	$(558)

        A summary of the changes in pension and postretirement benefits recognized in other comprehensive (income) loss is presented below.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(in thousands)			(in thousands)
Net loss (gain) arising during period	$23,082	$9,598	$(24,320)	$(94)	$36	$(50)
Amortization of transition asset (obligation)	284	(18)	221	—	—	—
Amortization of prior service credit	58	509	397	353	370	989
Other loss	184	—	—	—	—	—
Amortization of (loss) gain	(1,794)	(722)	(2,623)	—	—	15
Foreign currency exchange impact	(321)	924	1,054	—	—	—

Total recognized in other comprehensive loss (income)	21,493	10,291	(25,271)	259	406	954

Net recognized in net periodic benefit cost and other comprehensive loss	$22,888	$10,946	$(22,299)	$62	$209	$396

        The net periodic benefit cost for the foreign pension plans included in the amounts above was $1.8 million, $1.7 million, and $2.8 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

        We expect to recognize $2.4 million of net loss, $0.3 million credit of transition asset and $0.1 million of net prior service credit as components of net periodic pension cost in 2012 for our defined benefit pension plans. We expect to recognize $0.4 million of net prior service credit as a component of net periodic postretirement benefit cost in 2012.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. Employee Benefits (Continued)

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
For the domestic plans:
Discount rate	5.93%	6.27%	5.50%	5.80%
Expected return on plan assets	8.00%	8.00%	N/A	N/A
For the foreign plans:
Weighted average discount rate	3.09%	3.79%
Weighted average expected return on plan assets	4.24%	4.23%
Weighted average rate of compensation increase	2.51%	2.78%

        Actuarial assumptions used to determine pension obligations and other postretirement benefit obligations include:

	Pension Benefits		Postretirement Benefits
	2011	2010	2011	2010
For the domestic plans:
Discount rate	5.11%	5.93%	4.92%	5.50%
For the foreign pension plans:
Weighted average discount rate	3.01%	3.09%
Weighted average rate of compensation increase	2.51%	2.51%

        For our domestic and foreign plans (except for the Taiwan plan), discount rates used to determine the benefit obligations are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit payments or sample benefit payments in the case of the U.K. plan. The discount rate for the Taiwan plan is based on the yield on long-dated government bonds. To develop the expected long-term rate of return on assets assumption, for our domestic and foreign plans, we considered the current level of expected returns on risk free investments (primarily government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

Investment Policies and Strategies

        For the domestic defined benefit plan, the plan targets an asset allocation of approximately 55% equity securities, 36% debt securities and 9% other. For the foreign defined benefit plans, the plans target blended asset allocation of 41% equity securities, 45% debt securities and 14% other.

        Given the relatively long horizon of our aggregate obligation, our investment strategy is to improve and maintain the funded status of our domestic and foreign plans over time without exposure to

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. Employee Benefits (Continued)

excessive asset value volatility. We manage this risk primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, we ensure that diversification across various investment subcategories within each plan are also maintained within specified ranges.

        Our domestic and foreign pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of management, investment committees, plan trustees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements, related policy guidelines and applicable governmental regulations regarding permissible investments and risk control practices.

Cash flows

Contributions

        Our funding policy is to contribute to defined benefit plans when pension laws and economics either require or encourage funding. The domestic plan is the largest of all our defined benefit plans. The contributions to this plan for the years ended December 31, 2011 and December 31, 2010 totaled $2.0 million and $0.5 million, respectively.

        The expected contributions to be paid during the year ending December 31, 2012 to the domestic defined benefit plans are approximately $5.7 million. We also provide defined benefit pension plans or defined contribution retirement plans for our foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2012 to the foreign defined benefit plans are $2.2 million. For each of our foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2012	$8,250	$358
2013	8,688	314
2014	8,830	161
2015	9,427	150
2016	9,577	151
Years 2017 - 2021	55,812	787

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

9. Employee Benefits (Continued)

Foreign Operations

        We also have employees in certain foreign countries that are covered by defined contribution retirement plans and other employee benefit plans. Related obligations and costs charged to operations for these plans are not material. The foreign entities with defined benefit plans are included in the consolidated pension plans described earlier within this footnote.

10. Fair Value of Financial Instruments

        Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. We are using the following fair value hierarchy definition:

  Level 1—Quoted prices in active markets for identical assets and liabilities.

  Level 2—Observable inputs other than quoted prices in active markets for similar assets and liabilities.

  Level 3—Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.

        The fair values and classification of our financial instruments measured on a recurring basis is as follows:

	December 31, 2011
Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$334	$—	$334	$—
Accrued expenses	$1,351	$—	$1,351	$—
Foreign currency forwards not designated as hedges:
Other current assets	$315	$—	$315	$—
Accrued expenses	$351	$—	$351	$—

	December 31, 2010
Classification	Total	Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards designated as hedges:
Accrued expenses	$90	$—	$90	$—
Foreign currency forwards not designated as hedges:
Other current assets	$254	$—	$254	$—
Accrued expenses	$16	$—	$16	$—

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

10. Fair Value of Financial Instruments (Continued)

        Our derivative assets and liabilities are foreign exchange derivatives that are measured at fair value using internal models based on observable market inputs such as spot and forward rates. Based on these inputs, the derivative assets and liabilities are classified within Level 2 of the valuation hierarchy. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. As of December 31, 2011 and December 31, 2010, there were no significant transfers in and out of Level 1 and Level 2.

        At December 31, 2011 and 2010, the fair value of our variable interest rate debt is approximately equal to its carrying value, as the underlying interest rate is variable. During 2011 and 2010, we did not have any significant nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Pension Plan Assets

        The fair values and classification of our defined benefit plan assets is as follows:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Growth funds(1)	$38,523	$37,434	$1,089	$—
Income funds(2)	23,172	22,266	906	—
Growth and income funds(3)	64,588	—	64,588	—
Hedge funds(4)	22,523	—	—	22,523
Real estate funds	3,119	950	2,169	—
Other assets	619	—	619	—
Cash and cash equivalents	3,296	3,296	—	—

Total	$155,840	$63,946	$69,371	$22,523

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in thousands)
Growth funds(1)	$42,589	$41,391	$1,198	$—
Income funds(2)	24,323	23,414	909	—
Growth and income funds(3)	66,768	—	66,768	—
Hedge funds(4)	23,710	—	—	23,710
Real estate funds	2,991	922	2,069	—
Other assets	553	—	553	—
Cash and cash equivalents	2,271	2,271	—	—

Total	$163,205	$67,998	$71,497	$23,710

(1)
Growth funds represent a type of fund containing a diversified portfolio of domestic and international equities with a goal of capital appreciation.

(2)
Income funds represent a type of fund with an emphasis on current income as opposed to capital appreciation. Such funds may contain a variety of domestic and international

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

10. Fair Value of Financial Instruments (Continued)

  government and corporate debt obligations, preferred stock, money market instruments and dividend-paying stocks.

(3)
Growth and Income funds represent a type of fund containing a combination of growth and income securities.

(4)
Hedge funds represent a managed portfolio of investments that use advanced investment strategies such as leveraged, long, short and derivative positions in both domestic and international markets with the goal of generating high returns. These funds are subject to quarterly redemptions and advanced notification requirements, as well as the right to delay redemption until sufficient fund liquidity exists.

        A summary of the changes in the fair value of the defined benefit plans assets classified within Level 3 of the valuation hierarchy is as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$23,710	$23,859
Unrealized (loss) gain	(559)	851
Realized (loss) gain	(253)	327
Purchases	7,000	2,000
Sales/settlements	(7,375)	(3,327)

Balance at end of period	$22,523	$23,710

        Most of our defined benefit pension plan's Level 1 assets are debt and equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing prices from active markets. The Level 2 assets are typically investments in pooled funds, which are measured based on the value of their underlying assets that are publicly traded with observable values. The fair value of our Level 3 plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.

11. Derivative Financial Instruments

        We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on monetary assets and liabilities denominated in currencies other than the functional currency as well as on forecasted transactions denominated in currencies other than the functional currency of our subsidiary with the exposure. Generally these contracts have a term of less than one year and are considered derivative instruments. The valuations of these derivatives are measured at fair value using internal models based on observable market inputs such as spot and forward rates, and are recorded as either assets or liabilities. We use a group of highly rated domestic and international banks in order to mitigate counterparty risk on our forward contracts.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

11. Derivative Financial Instruments (Continued)

        For contracts that are designated and qualify as cash flow hedges, the unrealized gains or losses on the contracts are reported as a component of other comprehensive income ("OCI") and are reclassified from accumulated other comprehensive income ("AOCI") into earnings on the Consolidated Statements of Operations when the hedged transaction affects earnings. We affect the sales line where the underlying exposure is a sales order and cost of sales line where the underlying exposure is a purchase order. As of December 31, 2011, $1.0 million of the unrealized loss on these contracts is expected to be reclassified from AOCI into earnings over the next 12 months. For contracts that are not designated as hedges, the gains and losses on the contracts are recognized in current earnings as other (income) expense.

        Notional amounts of the derivative financial instruments not qualifying or designated as hedges were $47.6 million at December 31, 2011 and $19.9 million at December 31, 2010. For the years ended December 31, 2011 and December 31 2010, the loss (gain) related to this type of derivative financial instruments were $1.9 million and ($1.4) million, respectively. The gains and losses were recorded in other expense (income) on the Consolidated Statement of Operations.

        Derivative financial instruments qualifying and designated as hedges are as follows:

	December 31, 2011		December 31, 2010
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)		(in thousands)
Foreign currency forward contracts	$48,802	$1,017	$2,161	$90

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

        Certain environmental laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Hazardous substances and adverse environmental effects have been identified with respect to property we own and on adjacent areas.

        In particular, our Elmira, NY manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield Site (the "Site") encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, NY. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the "Pond") portion of the Site. The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

12. Commitments and Contingencies (Continued)

in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., the Potentially Responsible Parties (the "PRPs") have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

        In May 2008, the EPA approved the RI/FS Work Plan. The PRPs commenced field work in the spring of 2008 and on September 7, 2011 submitted the draft Remedial Investigation Report to the EPA. The PRPs are continuing to address EPA comments and to perform the tasks required by the RI/FS Work Plan and Administrative Settlement Agreement.

        Until receipt of this Special Notice in February 2006, the Company had never been named as a PRP at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that our operations or property have contributed or are contributing to the contamination. We have not established a reserve for any potential costs relating to this Site, as it is too early in the process to determine our responsibility as well as to estimate any potential costs to remediate. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        Although we believe, based upon information currently available that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.5 million, $2.1 million and $1.9 million, during the years ended December 31, 2011, 2010, and 2009, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

12. Commitments and Contingencies (Continued)

        At December 31, 2011, future minimum payments under non-cancelable operating leases for are as follows:

Year	Amounts
(in thousands)
2012	$1,576
2013	1,115
2014	829
2015	577
2016	544
Thereafter	1,446

Total	$6,087

        The Company has entered into written employment contracts with its executive officers. The currently effective term of the employment agreements is one year and the agreements contain an automatic, successive one-year extension unless either party provides the other with 60 days prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment, the amount of which is increased upon certain termination events to the extent such events occur within a twelve month period following a change in control.

13. Shareholders' Equity

Common Shares Outstanding

        As of December 31, 2011, the Company has 20,000,000 common shares of stock authorized and 12,472,992 shares issued. On December 31, 2011, 2010 and 2009, we had 11,659,012, 11,607,289 and 11,533,752 shares of common stock outstanding, respectively.

Treasury Shares

        The number of shares of common stock in treasury was as follows:

	December 31,
	2011	2010	2009
Balance at beginning of period	865,703	939,240	1,003,828
Shares distributed/exercised	(72,171)	(77,037)	(78,685)
Shares purchased	15,448	—	2,497
Shares forfeited	5,000	3,500	11,600

Balance at end of period	813,980	865,703	939,240

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

13. Shareholders' Equity (Continued)

Share Purchase Rights Plan

        In February 2010, the Company adopted a one-year Shareholders Rights Plan and declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The Rights are designed to ensure that all our stockholders receive fair and equal treatment in the case of a takeover bid and to enable our stockholders to realize the full long-term value of their investment. No Rights were exercised under the Shareholder Rights Plan, which expired on March 1, 2011.

14. Earnings Per Share

        We calculate earnings per share using the two class method. Details of the calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands except per share data)
Basic earnings (loss) per share calculation:
Net earnings (loss)	$11,986	$(5,234)	$(33,309)
Earnings allocated to participating securities	(162)	(4)	(4)

Net earnings (loss) applicable to common shareholders	$11,824	$(5,238)	$(33,313)

Weighted-average common shares outstanding	11,463	11,409	11,372

Basic earnings (loss) per share	$1.03	$(0.46)	$(2.93)

Diluted earnings (loss) per share calculation:
Net earnings (loss)	$11,986	$(5,234)	$(33,309)
Earnings allocated to participating securities	(162)	(4)	(4)

Net earnings (loss) applicable to common shareholders	$11,824	$(5,238)	$(33,313)

Weighted-average common shares outstanding	11,463	11,409	11,372
Assumed exercise of stock options	25	—	—
Assumed satisfaction of restricted stock conditions	1	—	—
Assumed satisfaction of performance share conditions	59	—	—

Weighted-average diluted shares outstanding	11,548	11,409	11,372

Diluted earnings (loss) per share	$1.02	$(0.46)	$(2.93)

        161,299, 150,262 and 54,933 shares of certain stock-based awards were excluded from the calculation of diluted earnings per share for 2011, 2010 and 2009, respectively, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

15. Stock Based Compensation

        On May 3, 2011, our shareholders approved the 2011 Incentive Stock Plan (the "Plan"). The Plan's purpose is to enhance the profitability and value of the Company for the benefit of its shareholders by attracting, retaining, and motivating officers and other key employees who make important contributions to the success of the Company. The Plan reserves 750,000 shares of the Company's Common Stock (as such amount may be adjusted in accordance with the terms of the Plan, the "Authorized Plan Amount") to be issued for grants of several different types of incentives including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock incentives, and performance share incentives. Any shares of Common Stock granted under options or stock appreciation rights shall be counted against the Authorized Plan Amount on a one-for-one basis and any shares of Common Stock granted as awards other than options or stock appreciation rights shall be counted against the Authorized Plan Amount as two (2) shares of Common Stock for every one (1) share of Common Stock subject to such award. Authorized and issued shares of Common Stock or previously issued shares of Common Stock purchased by the Company for purposes of the Plan may be issued under the Plan.

        Our 2002 Incentive Stock Plan authorized various long-term incentives (the "2002 Plan"). Subsequent to May 3, 2011, no grants have or will be made under the 2002 Plan. However, all outstanding awards and grants under the 2002 Plan will remain in effect until the end of the corresponding terms of such awards and grants.

        All of our stock-based compensation to employees is recorded as selling, general and administrative expenses in our statement of operations based on the fair value at the grant date of the award. Non-cash stock-based compensation cost was $0.8 million, $0.6 million and $0.4 million in 2011, 2010 and 2009, respectively, and is included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

        Restricted stock/unit awards, performance share incentives and stock options are the only award types currently outstanding. Restricted stock/unit awards and performance share incentives are discussed below. Stock option activity is not significant.

  Restricted Stock/Unit Awards

        We award restricted stock/units (the "RSA") to employees. RSAs vest at the end of the service period and are subject to forfeiture as well as transfer restrictions. During the vesting period, the RSAs are held by the Company and the recipients are entitled to exercise rights pertaining to such shares, including the right to vote such shares. Recipients of RSAs awarded under the 2002 Plan have non-forfeitable rights to receive cash dividends as any other common stock holders.

        The RSAs are valued based on the closing market price of our common stock on the date of the grant. The total deferred compensation associated with the RSAs awarded in 2011, 2010 and 2009 was $0.5 million, $0.4 million and $0.2 million, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to six years. Total compensation expense related to RSAs was $0.6 million, $0.5 million and $0.4 million in 2011, 2010 and 2009, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

15. Stock Based Compensation (Continued)

        All outstanding RSAs are unvested. A summary of the RSA activity is as follows:

	Year Ended December 31,
	2011	2010	2009
Outstanding at beginning of period	247,840	184,500	179,483
Awarded	63,800	70,340	37,500
Vested	(42,000)	(3,500)	(20,883)
Cancelled or forfeited	(5,000)	(3,500)	(11,600)

Outstanding at end of period	264,640	247,840	184,500

Unamortized deferred compensation cost (in millions)	$0.9	$0.8	$1.0

  Performance Share Incentives

        We award performance share incentives ("PSI") to employees. PSIs are expressed as shares of the Company's common stock. They are earned only if the Company meets specific performance targets over the specified performance period. During this period, PSI recipients have no voting rights. When we declare dividends, such dividends are deemed to be paid to the recipients. We withhold and accumulate the deemed dividends until such point that the PSIs are earned. If the PSIs are not earned, the accrued dividends are forfeited. The payment of PSIs can be in cash, or in the Company's common stock, or a combination of the two, at the discretion of the Company.

        The PSIs are valued based on the closing market price of our common stock on the date of the grant. In 2011, we granted 54,000 PSIs with a total deferred compensation of $0.7 million. We did not grant any such PSIs in 2010 and 2009. The deferred compensation is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding PSIs are unvested. Total compensation expense related to PSI in 2011 was $0.2 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

16. Accumulated Other Comprehensive Income (Loss)

        Total comprehensive income (loss), net of tax, for the year ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$11,986	$(5,234)	$(33,309)
Foreign currency translation adjustment(1)	(1,475)	10,507	5,377
Retirement plans related adjustment(2)	(21,223)	(9,331)	21,018
Unrealized loss on cash flow hedges(3)	(414)	(90)	—

Other comprehensive loss (income)	(23,112)	1,086	26,395

Total comprehensive loss	$(11,126)	$(4,148)	$(6,914)

(1)
Tax effects on foreign currency translation adjustments, in thousands, were ($39), ($398) and $0 in 2011, 2010 and 2009, respectively.

(2)
Tax effects on retirement plans related adjustments, in thousands, were $527, $1,366 and ($3,299) in 2011, 2010 and 2009, respectively.

(3)
Tax effects on unrealized gain (loss) on cash flow hedges, in thousands, were $119, $0 and $0 in 2011, 2010 and 2009, respectively.

        Balances of the components of accumulated other comprehensive income (loss), net of accumulated tax effect, are as follows:

	December 31,
	2011	2010
	(in thousands)
Foreign currency translation adjustments	$32,340	$33,815
Retirement plans related adjustments	(53,969)	(32,746)
Unrealized loss on cash flow hedges	(504)	(90)

Accumulated other comprehensive income	$(22,133)	$979

17. Acquisition of the Assets of Jones & Shipman

        On April 7, 2010, the Company completed the acquisition of certain assets of Jones and Shipman Precision Limited, a UK based manufacturer of grinding and super-abrasive machines and machining systems, for GBP 2.0 million ($3.2 million equivalent) from Precision Technologies Group Limited. In conjunction with this asset acquisition, we established Jones & Shipman Grinding Limited, a new UK based wholly-owned subsidiary. The results of operations of this acquisition have been included in the consolidated financial statements from the date of acquisition. We expensed acquisition related costs of $0.3 million during 2010 and recorded it in selling, general and administrative expense in the Consolidated Statement of Operations. The acquisition provided us with valuable product lines, as well as the addition of the strong Jones & Shipman brand name to our grinding portfolio.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

17. Acquisition of the Assets of Jones & Shipman (Continued)

        The acquisition agreement contains provisions for a contingent purchase price payment based on sales through March 31, 2014. The contingent purchase price payment is 5.42% of sales in excess of GBP 36.4 million ($58.4 million equivalent), with a maximum payment of GBP 0.3 million ($0.5 million equivalent). Based on the Company's forecasted revenue over this period, the fair value of this contingent purchase price was GBP 0.3 ($0.5 million equivalent) and GBP 0.2 (approximately $0.3 million) as of December 31, 2011 and December 31, 2010, respectively. This contingent liability is recorded in accrued expenses on the Consolidated Balance Sheets.

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

        The assets acquired and liabilities assumed were measured at fair value. At the time of the acquisition, inventory was valued based on one of the following methods: for acquired finished products, the value was based on the expected sales price less an allowance for direct selling costs and profits thereon; for acquired work-in-process, the value was based on the expected sales price less an allowance for costs to complete the manufacturing process, direct selling costs and profits thereon; and for acquired raw materials, the value was based on the market price. Acquired property, plant and equipment were valued based upon our estimate of replacement cost less an allowance for age and condition at the time of acquisition. The weighted average life of the intangible assets acquired was estimated at 6.6 years at the time of acquisition. Other assets, accounts payable, accrued expenses, and other liabilities were expected to be settled at face value, and, therefore their respective face value was assumed to approximate fair value. The fair value of the net assets acquired exceeded the purchase price; accordingly, a gain of GBP 0.4 million (approximately $0.6 million) was recorded in 2010 within other expense (income) in the Consolidated Statement of Operations.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

18. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2011 and 2010 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2011
Sales	$73,482	$86,656	$90,389	$91,046
Gross profit	19,076	23,303	25,549	23,100
Income from operations	2,251	4,375	6,327	3,644
Net income	1,381	3,113	4,250	3,242
Basic earnings per share:
Weighted average shares outstanding	11,450	11,467	11,467	11,467
Earnings per share	$0.12	$0.27	$0.37	$0.28
Diluted earnings per share:
Weighted average shares outstanding	11,476	11,495	11,533	11,552
Earnings per share	$0.12	$0.27	$0.36	$0.28

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2010
Sales	$43,170	$59,899	$71,931	$82,007
Gross profit	8,940	14,671	17,937	19,742
(Loss) income from operations	(5,257)	(701)	(39)	3,267
Net (loss) income	(5,186)	(774)	(1,198)	1,924
Basic (loss) earnings per share:
Weighted average shares outstanding	11,408	11,409	11,409	11,409
(Loss) earnings per share	$(0.45)	$(0.07)	$(0.11)	$0.17
Diluted (loss) earnings per share:
Weighted average shares outstanding	11,408	11,409	11,409	11,586
(Loss) earnings per share	$(0.45)	$(0.07)	$(0.11)	$0.17

        Due to the changes in outstanding shares from quarter to quarter, the total earnings (loss) per share of the four quarters may not necessarily equal the earnings per share for the year.

19. New Accounting Standards

        In October 2009, the Financial Accounting Standards Board (the "FASB") issued authoritative guidance on the accounting for sales arrangements that include multiple products or services. This pronouncement revises the criteria for when deliverables may be accounted for separately rather than as a combined unit. Specifically, this pronouncement establishes a selling price hierarchy for determining the selling price of a deliverable, which is necessary to separately account for each product or service. This hierarchy provides more options for establishing selling price than existing guidance. We adopted this pronouncement on January 1, 2011. The adoption of this standard did not have material impact on our consolidated results of operations and financial condition.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

19. New Accounting Standards (Continued)

        In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. This pronouncement will be effective for our fiscal year that begins January 1, 2012 and is to be applied prospectively. We do not expect that adoption of this pronouncement will have a material effect on our consolidated results of operations and financial condition.

        In June 2011, the FASB issued authoritative guidance that requires companies to present items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder's equity. The pronouncement will be effective for our fiscal year that begins January 1, 2012 and is to be applied retrospectively. Except for presentation requirement, we do not expect that adoption of this pronouncement will have a material effect on our consolidated results of operations and financial condition.

        In December 2011, the FASB issued authoritative guidance to defer the changes related to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. This is to allow the FASB time to consider whether such adjustments should be presented on the face of the financial statements for all periods presented. This pronouncement will be effective for our fiscal year beginning January 1, 2012 and is to be applied retrospectively. We do not expect that adoption of this pronouncement will have a material effect on our consolidated results of operations and financial condition.

        In December 2011, the FASB issued authoritative guidance on the presentation of netting assets and liabilities as a single amount in the balance sheet. This pronouncement amends and expands current disclosure requirements on offsetting and requires companies to disclose information about offsetting and related arrangements. This pronouncement is effective for our fiscal year that begins January 1, 2013 and is to be applied retrospectively. We do not expect that adoption of this pronouncement will have a material effect on our consolidated results of operations and financial condition.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.—CONTROLS AND PROCEDURES

(a)
Management's Evaluation of Disclosure Controls and Procedures

        Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness as of December 31, 2011 of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

        Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

Management's Report on Internal Control over Financial Reporting

        The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of December 31, 2011.

        Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2011.

Changes in Internal Control

        There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer
/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer

(b)
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Hardinge Inc. and Subsidiaries

        We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Hardinge Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Hardinge Inc. and Subsidiaries and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York
March 14, 2012

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2012. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant
Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	56	2008	Chairman of the Board, President and Chief Executive Officer since February 2012; President and Chief Executive Officer May 2008 - January 2012; Senior Vice President and Chief Operating Officer March 2008 - May 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005 - February 2008; Executive Vice President of Hardinge Inc., April 2000 - July 2005. Member of the Board of Directors of Hardinge from 2001 - July 2005 and from May 2008 to present. Various other Company positions, 1983 - 2000.
Edward J. Gaio	58	2008

Vice President and Chief Financial Officer since March 2008; Controller and Chief Accounting Officer, September 2006 - February 2008; Vice President, Finance of Agilysys, Inc., 2005 - July 2006; Vice President and Controller of Agilysys, Inc., 1999 - 2005.

James P. Langa	53	2009	Senior Vice President—Asia Operations since May 2011; Vice President—Global Engineering, Quality and Strategic Sourcing September 2008 - April 2011; Vice President/General Manager—North American Operations January, 2008 - September 2008; Vice President/General Manager North American Machine Operations, June 2007 - January 2008; Director, Original Equipment Sales & Marketing for Wellman Products Group (Division of Hawk Corporation) 2006-2007 and Focus Factory Manager for Wellman Products Group, 2005-2006.
Douglas C. Tifft	57	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998 - 1999; Vice President—Employee Relations since 1988. Various other Company positions 1978 - 1988.

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

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2012.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2012.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2012.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 31, 2012.

PART IV.

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

		Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including notes thereto.

	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item	Description
3.1	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010.

3.3	By-Laws of Hardinge Inc.

4.1	Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

10.1	$3,000,000 Line of Credit between Hardinge Inc. and Chemung Canal Trust Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.

10.2	Credit Agreement dated December 16, 2011 between Hardinge Inc. and M&T Bank, incorporate by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2011.

10.3	Replacement Daily Adjusting LIBOR Revolving Line Note dated December16, 2011 in the principal amount of $25,000,000 by Hardinge Inc. to M&T Bank, incorporate by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2011.

10.4	General Security Agreement dated December 16, 2011 by Hardinge Inc. in favor of M&T Bank.

10.5	Restated Pledge of Securities dated December 16, 2011 between Hardinge Inc. and M&T Bank.

10.6	Negative Pledge Agreement dated December 16, 2011 by Hardinge Inc. and Hardinge Technology Systems, Inc. in favor of M&T Bank.

Item		Description
10.7		Post Closing Agreement dated December 16, 2011 by and among Hardinge Inc., Hardinge Technology Systems, Inc., and M&T Bank.

10.8		Credit Agreement dated August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.

10.9		Amendment Number One, dated December 10, 2009 to the Credit Agreement dated as of August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.

10.10		Amendment Number Two, dated August 31, 2010 to the Credit Agreement dated as of August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

10.11		Credit Agreement dated June 17, 2010 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 6,000,000, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.12		Amendment Number One, dated August 31, 2010 to the Credit Agreement dated June 17, 2010 between Kellenberger & Co. AG and Credit Suisse, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

10.13		Credit Agreement dated October 30, 2009 between Kellenberger & Co. AG and UBS AG in the amount of CHF 7,000,000, incorporated by reference from the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 2009.

10.14		Supplemental One dated August 10, 2010 to the Master Credit Agreement dated October 30, 2009 between Kellenberger & Co. AG and UBS AG, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2010.

10.15		Credit Agreement dated December 20, 2011 between Kellenberger & Co. AG and Credit Suisse AG in the amount of CHF 3,000,000.

10.16		Credit Agreement dated July 26, 2011 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co, Ltd. in the amount of $12,000,000. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.17		Loan Agreement dated August 31, 2011 between Hardinge Precision Machinery (Jiaxing) Co., Ltd. and China Construction Bank in the amount of CNY 25,000,000 incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.18		Hardinge Inc. Savings Plan, incorporated by reference from the Registrant's Registration Statement on Form S-8 (No. 33-65049).

10.19	*	The 2002 Hardinge Inc. Incentive Stock Plan., incorporated by reference from the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2008.

Item		Description
10.20	*	The 2011 Hardinge Inc. Incentive Stock Plan, incorporate by reference from the Registrant's Amendment No. 1 to Schedule 14A filed with the Securities and Exchange Commission on April 21, 2011.

10.21	*	Hardinge Inc. Amended Cash Incentive Plan incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

10.22	*	Employment Agreement with Richard L. Simons dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

10.23	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with Richard L. Simons dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.24	*	Employment Agreement with Edward J. Gaio dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

10.25	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with Edward J. Gaio dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.26	*	Employment Agreement with James P. Langa dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

10.27	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with James P. Langa dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.28	*	Employment Agreement with Douglas C. Tifft dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

10.29	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with Douglas C. Tifft dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.30	*	Separation and Consulting Agreement with J. Patrick Ervin dated May 22, 2008, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008.

10.31	*	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005.

10.32	*	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

14		The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.

21		Subsidiaries of the Company.

Item		Description
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		XBRL Documents:

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan or arrangement.

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beginning of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended December 31, 2011:
Allowance for bad debts	$3,957	$364	$64	(1)	$1,635	(2)	$2,750
Allowance for excess and obsolete inventory	25,834	2,789	188	(1)	8,380		20,431
Valuation allowance for deferred taxes	53,533	2,773	6,689		—		62,995

Total	$83,324	$5,926	$6,941		$10,015		$86,176

Year ended December 31, 2010:
Allowance for bad debts	$4,864	$961	$196	(1)	$2,064	(2)	$3,957
Allowance for excess and obsolete inventory	24,159	4,698	1,870	(1)	4,893		25,834
Valuation allowance for deferred taxes	46,448	6,282	803		—		53,533

Total	$75,471	$11,941	$2,869		$6,957		$83,324

Year ended December 31, 2009:
Allowance for bad debts	$3,677	$1,879	$130	(1)	$822	(2)	$4,864
Allowance for excess and obsolete inventory	17,215	10,829	536	(1)	4,421		24,159
Valuation allowance for deferred taxes	38,001	11,254	(3,273)		(466	)(3)	46,448

Total	$58,893	$23,962	$(2,607)		$4,777		$75,471

(1)
Currency translation impact on balances recorded in foreign currencies.

(2)
Uncollectable accounts written off, net of recoveries.

(3)
See Note 6 to the Consolidated Financial Statements for further details.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC. (Registrant)
March 14, 2012	/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2012	/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer (Principal Executive Officer)
March 14, 2012	/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer (Principal Financial Officer)
March 14, 2012	/s/ DOUGLAS J. MALONE Douglas J. Malone Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
March 14, 2012	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 14, 2012	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 14, 2012	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary

March 14, 2012	/s/ ROBERT J. LEPOFSKY Robert J. Lepofsky Director
March 14, 2012	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 14, 2012	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director
March 14, 2012	/s/ R. TONY TRIPENY R. Tony Tripeny Director