Form 10-Q
period 2012-03-31
HARDINGE INC
filed 2012-05-09
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  _X_          No ____

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  _X_          No ____

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 in the Exchange Act.

Large accelerated filer ___	Accelerated filer _X_
Non-accelerated filer ___	Smaller reporting company ___

Indicate by check mark whether the registrant is a shell company (as defined by Exchange Act Rule 12b-2).  Yes ____   No _X_

As of March 31, 2012 there were 11,674,092 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents	$22,206	$21,736
Restricted cash	4,634	4,575
Accounts receivable, net	52,720	65,909
Inventories, net	134,199	122,782
Other current assets	14,085	13,338
Total current assets	227,844	228,340

Property, plant and equipment, net	70,600	68,204
Intangible assets, net	12,808	12,765
Other non-current assets	2,221	2,360
Total non-current assets	85,629	83,329
Total assets	$313,473	$311,669

Liabilities and shareholders’ equity

Accounts payable	$32,122	$36,952
Notes payable to bank	18,853	12,969
Accrued expenses	20,910	25,103
Customer deposits	19,947	18,881
Accrued income taxes	3,178	3,480
Deferred income taxes	2,530	2,556
Current portion of long-term debt	2,530	1,548
Total current liabilities	100,070	101,489

Long-term debt	6,560	7,020
Pension and postretirement liabilities	44,948	49,310
Deferred income taxes	3,105	2,391
Other liabilities	4,767	4,436
Total non-current liabilities	59,380	63,157

Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,097	114,369
Retained earnings	67,251	65,041
Treasury shares	(10,125)	(10,379)
Accumulated other comprehensive loss	(17,325)	(22,133)
Total shareholders’ equity	154,023	147,023

Total liabilities and shareholders’ equity	$313,473	$311,669

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)

Net sales	$74,650	$73,482
Cost of sales	53,427	54,406
Gross profit	21,223	19,076

Selling, general and administrative expenses	17,633	16,673
Gain on sale of assets	(2)	(25)
Other expense	204	177
Income from operations	3,388	2,251

Interest expense	140	78
Interest income	(24)	(39)
Income before income taxes	3,272	2,212

Income tax expense	829	831
Net income	$2,443	$1,381

Basic and diluted earnings per share:	$0.21	$0.12

Cash dividends declared per share:	$0.02	$0.005

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)

Net income	$2,443	$1,381
Other comprehensive income, net of tax	4,808	1,821
Comprehensive income, net of tax	$7,251	$3,202

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)

Operating activities
Net income	$2,443	$1,381
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,743	1,916
Debt issuance amortization	52	26
Provision for deferred income taxes	981	(1,085)
Gain on sale of assets	(2)	(25)
Unrealized intercompany foreign currency transaction loss (gain)	427	(215)
Changes in operating assets and liabilities:
Accounts receivable	14,108	(2,308)
Inventories	(8,447)	(9,311)
Other assets	(295)	(1,079)
Accounts payable	(5,564)	1,081
Customer deposits	676	5,065
Accrued expenses	(9,505)	(2,677)
Accrued postretirement benefits	(124)	176
Net cash used in operating activities	(3,507)	(7,055)

Investing activities
Capital expenditures	(2,113)	(4,354)
Proceeds on sale of assets	-	25
Net cash used in investing activities	(2,113)	(4,329)

Financing activities
Proceeds from short-term notes payable to bank	23,900	7,016
Repayments of short-term notes payable to bank	(18,312)	(1,636)
Proceeds from long-term debt	476	-
Repayments of long-term debt	(152)	(154)
Dividends paid	(233)	(58)
Other financing activities	(49)	20
Net cash provided by financing activities	5,630	5,188

Effect of exchange rate changes on cash	460	196
Net increase (decrease) in cash	470	(6,000)

Cash and cash equivalents at beginning of period	21,736	30,945

Cash and cash equivalents at end of period	$22,206	$24,945

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2012

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.  The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted.  Due to differing business conditions and some seasonality, our operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2012.

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2 .  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)
Finished products	$52,520	$49,476
Work-in-process	32,423	28,549
Raw materials and purchased components	49,256	44,757
Inventories, net	$134,199	$122,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2012	2011
	(in thousands)

Land, buildings and improvements	$76,139	$73,657
Machinery, equipment and fixtures	68,760	68,303
Office furniture, equipment and vehicles	17,192	16,990
Construction in progress	9,988	9,212
	172,079	168,162
Accumulated depreciation	(101,479)	(99,958)
Property, plant and equipment, net	$70,600	$68,204

NOTE 4.  INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,755	$2,746
Patents	2,973	2,965
Technical know-how and other	5,820	5,785
Total gross amortizable intangible assets	11,548	11,496

Accumulated amortization:
Land rights	(74)	(59)
Patents	(2,729)	(2,704)
Technical know-how and other	(3,398)	(3,235)
Total accumulated amortization	(6,201)	(5,998)
Amortizable intangible assets, net	5,347	5,498

Intangible asset not subject to amortization	7,461	7,267
Intangible assets, net	$12,808	$12,765

Amortization expense related to these amortizable intangible assets was $0.2 million and $0.2 million for the three months ended March 31, 2012 and March 31, 2011, respectively.

Intangible asset not subject to amortization represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines; therefore, the asset has been determined to have an indefinite useful life. The $0.2 million increase in the value of the assets from 2011 was the impact of foreign currency exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE 5.  INCOME TAXES

We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, and Canadian net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year-to-date tax expense to reflect our full year anticipated tax rate.  The rate is an estimate based upon projected result for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 25.3% for the three months ended March 31, 2012.

The tax years 2008 to 2011 remain open to examination by United States taxing authorities, and for our other major jurisdictions, including Switzerland, United Kingdom, Taiwan, Germany, and China, the tax years between 2005 to 2010 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

We recorded an increase of $0.1 million to the accrued liability associated with uncertain tax positions in the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, we had a $2.4 million and $2.3 million liability recorded for uncertain income tax positions.  Related interest and penalties were $0.8 million at March 31, 2012, and $0.7 million at December 31, 2011.  If recognized, the uncertain tax benefits, with related penalties and interest, would be recorded as a benefit to income tax expense on the consolidated statement of operations.

NOTE 6.  WARRANTIES

A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Balance at the beginning of period	$3,800	$3,297
Warranties issued	662	1,018
Warranty settlement costs	(793)	(622)
Changes in accruals for pre-existing warranties	(344)	(56)
Currency translation adjustments	107	29
Balance at the end of period	$3,432	$3,666

Warranty liabilities are reported as accrued expenses on our consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE 7.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs and post retirement costs for the consolidated company for the three months ended March 31, 2012 and March 31, 2011 is presented below.

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$317	$377	$4	$5
Interest cost	2,048	2,114	28	34
Expected return on plan assets	(2,385)	(2,479)	-	-
Amortization of prior service cost	(14)	(17)	(88)	(88)
Amortization of transition (asset)	(68)	(67)	-	-
Amortization of loss	611	429	(2)	-
Net periodic cost (benefit)	$509	$357	$(58)	$(49)

The expected contributions to be paid during the year ending December 31, 2012 to the domestic defined benefit plans are $6.0 million.  Contributions to the domestic plans for the three months ended March 31, 2012 and March 31, 2011 were $4.2 million and $0.7 million, respectively. The Company also provides defined benefit pension plans for some of its foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2012 to the foreign defined benefit plans are $2.2 million. For each of the Company’s foreign plans, contributions are made on a monthly or quarterly basis and are determined by applicable governmental regulations.  During the three months ended March 31, 2012 and March 31, 2011, contributions of $0.6 million and $0.6 million were made to the foreign plans, respectively. Each of the foreign plans requires employee and employer contributions, except for Taiwan, to which only employer contributions are made.

NOTE 8.  FAIR VALUE AND DERIVATIVE INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

The following table presents the carrying amount, fair values and classification of our financial instruments measured on a recurring basis:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$22,206	$22,206	$-	$-
Restricted cash	4,634	4,634	-	-
Notes payable to bank	18,853	-	18,853	-
Variable interest rate debt	9,090	-	9,090	-
Foreign currency forward contracts, net	(163)	-	(163)	-

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$21,736	$21,736	$-	$-
Restricted cash	4,575	4,575	-	-
Notes payable to bank	12,969	-	12,969	-
Variable interest rate debt	8,568	-	8,568	-
Foreign currency forward contracts, net	(1,053)	-	(1,053)	-

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets.  The fair value of notes payable to bank and variable interest rate debt are based on the present value of expected future cash flows. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates.

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into “Other expense” line item on the Consolidated Statements of Operations when the hedged transaction affects earnings.  As of March 31, 2012, we do not expect material amount of the gain or loss will be reclassified from AOCI into other income or expense in the next 12 months.  For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings as “Other expense” line item on the Consolidated Statements of Operations.

As of March 31, 2012 and December 31, 2011, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $36.1 million and $47.6 million, respectively.  For the three months ended March 31, 2012 and March 31, 2011, we recorded a gain of $0.2 million and a loss of $0.4 million, respectively, related to this type of derivative financial instruments. The gains and losses were recorded in the “Other expense” line item on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

Derivative financial instruments qualifying and designated as hedges are as follows:

	March 31, 2012		December 31, 2011
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)
Foreign currency forwards	$38,035	$2	$48,802	$1,017

The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	March 31,	December 31,
	2012	2011
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$327	$334
Accrued expenses	(329)	(1,351)
Foreign currency forwards not designated as hedges:
Other current assets	9	315
Accrued expenses	(170)	(351)

Foreign currency forwards, net	$(163)	$(1,053)

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Our operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental matters.

Certain environmental laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal.  Hazardous substances and adverse environmental effects have been identified with respect to real property we own and on adjacent parcels of real property.

In particular, our Elmira, NY manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination.  The Kentucky Avenue Wellfield Site (the “Site”) encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, NY.  In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study (“RI/FS”) for the Koppers Pond (the “Pond”) portion of the Site.  The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond.  Hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

A substantial portion of the Pond is located on our property.  The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006.  On September 29, 2006, the Director of Emergency and Remedial Response Division of the U.S. Environmental Protection Agency, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

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

NOTE 10.  STOCK BASED COMPENSATION

All of our stock based compensation to employees is recorded as selling, general and administrative expenses in our Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Restricted stock/unit awards (“RSA”)	$123	$126
Performance share incentives (“PSI”)	35	-
Stock options	-	9
	$158	$135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

During the first quarter of 2012, we granted 18,000 RSAs. We did not grant any RSAs during the same period in 2011.  The fair value of the 2012 grant was $0.2 million.  The deferred compensation is being amortized on a straight-line basis over the specified service period. Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of March 31, 2012 and December 31, 2011, are as follows:

	March 31,	December 31,
	2012	2011
Unrecognized compensation cost, in thousands	$886	$851

Expected weighted-average recognition period for unrecognized compensation cost, in years	1.8	1.2

During the first quarter of 2012 and 2011, we did not grant any PSIs. The deferred compensation with respect to the PSI is being recognized into earnings based on the passage of time and achievement of performance targets.  All outstanding PSIs are unvested.

NOTE 11.  EARNINGS PER SHARE

Details of the computation of earnings per share are as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands except per share data)
Basic earnings per share computation:
Net income	$2,443	$1,381
Less earnings allocated to participating equity awards	23	21
Net earnings applicable to common shareholders	$2,420	$1,360

Weighted average common shares outstanding	11,524	11,450
Basic earnings per share	$0.21	$0.12

Diluted earnings per share computation:
Net income	$2,443	$1,381
Earnings allocated to participating equity awards	23	21
Net earnings applicable to common shareholders	$2,420	$1,360

Weighted average common shares outstanding	11,524	11,450
Assumed exercise of stock options	24	26
Assumed satisfaction of restricted stock conditions	9	-
Weighted -average diluted shares outstanding	11,557	11,476
Diluted earnings per share	$0.21	$0.12

Certain share based awards of 177,859 shares and 212,166 shares were excluded from the calculation of earnings per share as they were anti-dilutive for the three months ended March 31, 2012 and March 31, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

NOTE 12.  NEW ACCOUNTING STANDARDS

In May 2011, the FASB issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. We adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

In June 2011, the FASB issued authoritative guidance that requires companies to present items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity.  We adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations.  The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2011.

Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding, and milling machines and related accessories. We are geographically diversified with manufacturing facilities in Switzerland, Taiwan, the United States (“U.S.”), China, and the United Kingdom (“U.K.”) with sales to most industrialized countries. Approximately 74% of our 2011 sales were to customers outside of North America, 82% of our 2011 products sold were manufactured outside of North America, and 70% of our employees were outside of North America.

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

Non-machine sales, which include collets, accessories, repair parts and service revenue, have typically accounted for approximately 23% of overall sales and are an important part of our business due to an existing installed base of thousands of machines.  In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

Other key performance indicators are geographic distribution of net sales (“sales”) and net orders (“orders”), gross profit as a percent of sales, income from operations, working capital changes, and debt level trends.  Constant product technology development in our industry has led to an average model life of three-to-five years and consequently, effectiveness of technological innovation and development of new products are also key performance indicators.

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

We also expect that some of our customers and vendors may experience difficulty in maintaining the liquidity required to buy inventory or raw materials. We continue to monitor our customers’ financial condition in order to mitigate the risks associated with collection on our accounts receivable.

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now predominantly manufacturers based in Japan, Germany, Switzerland, Korea, and Taiwan. The concentration of our competitors in these countries causes the worldwide valuation of their respective currencies to be integral to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”). Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate may affect comparative data significantly. During the first quarter of 2012, as compared to the respective average values of these functional currencies in the first quarter of 2011, the value of USD decreased by 4% against CNY and 2% against CHF, and increased by 4% against EUR. The value of USD when compared to TWD and GBP remained relatively flat. The change in foreign currency exchange rates resulted in favorable currency translation impact of approximately $0.7 million on orders and approximately $0.9 million on net sales in the first quarter of 2012 compared to the same period in 2011. We also purchase computer controls and other components from suppliers throughout the world. Consequently, our purchase costs associated with these components may be affected by fluctuations of the value of currencies.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	% of Sales	2011	% of Sales	$ Change	% Change
		(dollar and share data in thousands)
Orders	$81,362		$113,758		$(32,396)	(28)%
Sales	74,650		73,482		1,168	2%
Gross profit	21,223	28.4%	19,076	26.0%	2,147	11%
Selling, general and administrative expenses	17,633	23.6%	16,673	22.7%	960	6%
Other expense	204		177		27	15%
Income from operations	3,388	4.5%	2,251	3.1%	1,137	51%
Net income	2,443	3.3%	1,381	1.9%	1,062	77%

Basic and diluted earnings per share	$0.21		$0.12		$0.09
Weighted average shares outstanding - basic	11,524		11,450		74
Weighted average shares outstanding - diluted	11,557		11,476		81

Reconciliation of net income to EBITDA

	Three Months Ended March 31,
	2012	2011	Change
	(in thousands)
GAAP net income	$2,443	$1,381	$1,062
Plus: Interest expense, net of interest income	116	39	77
Income tax expense	829	831	(2)
Depreciation and amortization	1,743	1,916	(173)
EBITDA (1)	$5,131	$4,167	$964

(1)

EBITDA, a non-GAAP financial measure, is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is used by management to internally measure our operating and management performance and by investors as a supplemental financial measure to evaluate the performance of our business. We believe that monitoring EBITDA along with our GAAP results and the accompanying reconciliation provides additional information that is useful to gain an understanding of the factors and trends affecting our business.

Orders.   The table below summarizes orders by each corresponding geographical region for the three months ended March 31, 2012 compared to the same period in 2011:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
		(in thousands)
North America	$20,699	$23,217	$(2,518)	(11)%
Europe	29,796	29,417	379	1%
Asia	30,867	61,124	(30,257)	(50)%
	$81,362	$113,758	$(32,396)	(28)%

Orders during the three months ended March 31, 2012 were $81.4 million, a decrease of $32.4 million, or 28%, when compared to the same period in 2011. The decrease over the prior year period was driven by the exceptional growth experienced by the machine tool industry during the three months ended March 31, 2011. Order volumes during the three months ended March 31, 2011 were at a record level for the Company as customers reacted to the increasing prices and extended lead times. These trends resulted from constraints on the machine tool supply chain due to significant demand caused by strong economic recovery in the industry.  Favorable foreign currency impact contributed approximately $0.7 million to the change in orders when compared to the same period in 2011.

North America orders decreased by $2.5 million, or 11%, in the three months ended March 31, 2012 when compared to the same period in 2011. The decrease was primarily driven by the impact of customers in the United States accelerating purchase decisions during the fourth quarter of 2011 to take advantage of tax benefits. Additionally, January 2012 was unusually soft as businesses were slow to make purchase commitments.

Europe orders remained relatively stable, increasing by $0.4 million, or 1%, in the three months ended March 31, 2012 when compared to the same period in 2011. Currency exchange rates had an unfavorable impact of approximately $0.1 million on new orders when compared to the same period in 2011.

Asia orders represent 38% of the total orders in the three months ended March 31, 2012, compared to 54% in the same period in 2011. Asia orders decreased by $30.3 million, or 50%, when compared to the same period in 2011. The decrease was driven by declining demands for machine tools in the region due in large part to the slower growth in the Chinese economy compared to an usually high volume experienced during the three months ended March 31, 2011. Additionally, multiple machine orders from a China-based supplier to the consumer electronics industry were $2.3 million in the three months ended March 31, 2012, an $8.7 million decrease when compared to the same period in 2011. Currency exchange rates had a favorable impact on new orders of approximately $0.8 million when compared to the same period in 2011.

Sales.  The table below summarizes sales by each corresponding geographical region for the three months ended March 31, 2012 compared to the same period in 2011:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
		(in thousands)
North America	$18,621	$17,195	$1,426	8%
Europe	24,657	19,816	4,841	24%
Asia	31,372	36,471	(5,099)	(14)%
	$74,650	$73,482	$1,168	2%

Sales in the three months ended March 31, 2012 were $74.6 million, an increase of $1.2 million, or 2%, when compared to the same period in 2011. The increases were primarily driven by higher demand in the North America and Europe regions. In addition, favorable foreign currency impact contributed $0.9 million to the overall increase when compared to the same period in 2011.

North America sales increased by $1.4 million, or 8%, in the three months ended March 31, 2012 when compared to the same period in 2011. The North America increase was noted across all product lines and can be attributed to a stable U.S. industrial economy and the effectiveness of our channels to market.

Europe sales increased by $4.8 million, or 24%, in the three months ended March 31, 2012 when compared to the same period in 2011. The increases were driven by higher demand for machine tools attributable to solid activity levels in Germany and the United Kingdom.  In addition, favorable foreign currency impact contributed $0.1 million to the overall increase when compared to the same period in 2011.

Asia sales decreased by $5.1 million, or 14%, in the three months ended March 31, 2012 compared to the same period in 2011.  The decrease over the prior year period was primarily attributable to a $4.7 million reduction in sales to a China-based supplier to the consumer electronics industry.  Excluding the sales to this customer, Asia sales decreased by $0.4 million, or 1.2%, primarily due to the slowing down of Chinese economy. Currency exchange rates had a favorable impact on sales of approximately $0.8 million when compared to the same period in 2011.

Sales of machines accounted for approximately 74% of the consolidated sales for the three months ended March 31, 2012. Sales of non-machine products and services, primarily workholding, repair parts, and accessories, accounted for 26% of the consolidated sales for the three months ended March 31, 2012.

Gross Profit.  Gross profit for the three months ended March 31, 2012 was $21.2 million, an increase of $2.1 million, or 11%, when compared to the same period in 2011. Increase in gross profit was primarily attributable to favorable product and pricing mix. Gross margin for the three months ended March 31, 2012 was 28.4%, an increase of 2.4 percentage points when compared to the same period in 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $17.6 million, or 23.6% of sales, for the three months ended March 31, 2012, an increase of $0.9 million, or 5.8%, when compared to $16.7 million, or 22.7% of sales, for the three months ended March 31, 2011.  This year over year increase is primarily inflationary.

Other Expense.  Other expense was $0.2 million for the three months ended March 31, 2012 compared to $0.2 million for the same period in 2011.

Income from Operations.  Income from operations was $3.4 million for the three months ended March 31, 2012 compared to $2.3 million for the same period in 2011.

Interest Expense & Interest Income.  Net interest expense was $0.1 million for the three months ended March 31, 2012 compared to $0.04 million for the same period in 2011. The increase in interest expense was attributable to the Company’s higher average outstanding indebtedness as of March 31, 2012 as compared to the same period in 2011.

Income Taxes.  The provision for income taxes was $0.8 million for the three months ended March 31, 2012 compared to a $0.8 million for the same period in 2011.  The effective tax rate was 25.3% for the three months ended March 31, 2012 compared to 37.6% for the same period in 2011.

The difference in effective tax rates between these two periods was driven by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded (U.S., U.K., Germany, and Canada), and by the mix of earnings by country.

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

The effective tax rate for the three months ended March 31, 2012 of 25.3% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, and due to an increase to the accrued liabilities associated with uncertain tax positions.

Net Income.  Net income for the three months ended March 31, 2012 was $2.4 million, or 3.3% of sales, compared to a net income of $1.4 million, or 1.9% of sales, for the same period in 2011. The increase in net income was primarily a result of higher gross profits.  Earnings per share, both basic and diluted, were $0.21 and $0.12 for the three months ended March 31, 2012 and March 31, 2011, respectively.

Summary of Cash Flows for the three months ended March 31, 2012 and March 31, 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(3,507)	$(7,055)
Net cash used in investing activities	(2,113)	(4,329)
Net cash provided by financing activities	5,630	5,188
Effect of exchange rate changes on cash	460	196
Increase (decrease) in cash and cash equivalent	$470	$(6,000)

Capital expenditures (included in investing activities)	$(2,113)	$(4,354)

During the three months ended March 31, 2012, we used $3.5 million net cash in operating activities. Cash inflow was primarily provided by collections on accounts receivables and higher customer deposits.  The cash inflow was offset by cash used in inventory purchases to support production, vendor payments, and contributions to the pension plans.

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

Net cash used in investing activities was $2.1 million for the three months ended March 31, 2012 compared to $4.3 million for the same period in 2011. The decrease was primarily due to lower capital expenditures as we complete our facility expansion projects in Switzerland and China.

Cash flow provided by financing activities was $5.6 million for the three months ended March 31, 2012 compared to $5.2 million for the same period in 2011. The increase was due to additional borrowings under our existing credit facilities to facilitate hedging of foreign currency exposures and to fund working capital needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  In the first quarter of 2012, cash flows from financing activities and available cash were sufficient to fund our investment activities, primarily capital expenditures for property, plant and equipment and other productive assets. We had additional borrowing capacity of $38.6 million at March 31, 2012, and $43.4 million at December 31, 2011, available under various credit facilities maintained by the Company and certain Company subsidiaries.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first three months of 2012.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2011 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2012, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 1.A	RISK FACTORS
There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULT UPON SENIOR SECURITIES
None

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

3.1

Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

3.2

Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. Company, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010.

3.3	By-Laws of Hardinge Inc., incorporated by reference from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

4.1

Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

10.1*

Amendment Number One dated February 14, 2012 to the Employment Agreement with Richard L. Simons dated March 7, 2011, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.2*

Amendment Number One dated February 14, 2012 to the Employment Agreement with Edward J. Gaio dated March 7, 2011, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.3*

Amendment Number One dated February 14, 2012 to the Employment Agreement with James P. Langa dated March 7, 2011, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.4*

Amendment Number One dated February 14, 2012 to the Employment Agreement with Douglas C. Tifft dated March 7, 2011, incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*Management contract or compensatory plan or arrangement.

**In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

May 9, 2012	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

May 9, 2012	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)