Form 10-Q
period 2012-06-30
HARDINGE INC
filed 2012-08-09
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012 there were 11,690,275 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents	$16,149	$21,736
Restricted cash	4,627	4,575
Accounts receivable, net	54,287	65,909
Inventories, net	133,246	122,782
Other current assets	14,065	13,338
Total current assets	222,374	228,340

Property, plant and equipment, net	70,251	68,204
Intangible assets, net	12,507	12,765
Other non-current assets	2,402	2,360
Total non-current assets	85,160	83,329
Total assets	$307,534	$311,669

Liabilities and shareholders’ equity
Accounts payable	$34,274	$36,952
Notes payable to bank	13,020	12,969
Accrued expenses	27,114	25,103
Customer deposits	16,392	18,881
Accrued income taxes	2,278	3,480
Deferred income taxes	2,620	2,556
Current portion of long-term debt	2,493	1,548
Total current liabilities	98,191	101,489

Long-term debt	6,072	7,020
Pension and postretirement liabilities	43,294	49,310
Deferred income taxes	2,999	2,391
Other liabilities	3,432	4,436
Total non-current liabilities	55,797	63,157

Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,254	114,369
Retained earnings	70,657	65,041
Treasury shares	(9,934)	(10,379)
Accumulated other comprehensive loss	(21,556)	(22,133)
Total shareholders’ equity	153,546	147,023

Total liabilities and shareholders’ equity	$307,534	$311,669

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net sales	$86,320	$86,656	$160,970	$160,138
Cost of sales	62,314	63,353	115,741	117,759
Gross profit	24,006	23,303	45,229	42,379

Selling, general and administrative expenses	19,081	18,993	36,714	35,666
(Gain) loss on sale of assets	(12)	7	(14)	(18)
Other expense (income)	99	(72)	303	105
Income from operations	4,838	4,375	8,226	6,626

Interest expense	269	93	409	171
Interest income	(27)	(48)	(51)	(87)
Income before income taxes	4,596	4,330	7,868	6,542

Income tax expense	956	1,217	1,785	2,048
Net income	$3,640	$3,113	$6,083	$4,494

Basic and diluted earnings per share:	$0.31	$0.27	$0.52	$0.39

Cash dividends declared per share:	$0.02	$0.005	$0.04	$0.01

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income	$3,640	$3,113	$6,083	$4,494
Other comprehensive (loss) income, net of tax	(4,231)	7,714	577	9,535
Comprehensive (loss) income, net of tax	$(591)	$10,827	$6,660	$14,029

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)

Operating activities
Net income	$6,083	$4,494
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,658	3,896
Debt issuance amortization	32	52
Provision for deferred income taxes	1,001	(1,272)
Gain on sale of assets	(14)	(18)
Unrealized intercompany foreign currency transaction loss	290	399
Changes in operating assets and liabilities:
Accounts receivable	11,685	(13,677)
Inventories	(10,586)	(12,237)
Other assets	(540)	(2,571)
Accounts payable	(2,906)	4,357
Customer deposits	(2,399)	6,008
Accrued expenses	(5,732)	317
Accrued postretirement benefits	(258)	(287)
Net cash provided by (used in) operating activities	314	(10,539)

Investing activities
Capital expenditures	(5,364)	(9,002)
Proceeds on sale of assets	22	864
Net cash used in investing activities	(5,342)	(8,138)

Financing activities
Proceeds from short-term notes payable to bank	35,584	7,760
Repayments of short-term notes payable to bank	(35,726)	(1,768)
Proceeds from long-term debt	475	—
Repayments of long-term debt	(465)	(309)
Dividends paid	(465)	(116)
Other financing activities	9	47
Net cash (used in) provided by financing activities	(588)	5,614

Effect of exchange rate changes on cash	29	819
Net decrease in cash	(5,587)	(12,244)

Cash and cash equivalents at beginning of period	21,736	30,945

Cash and cash equivalents at end of period	$16,149	$18,701

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2012

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted.  Due to differing business conditions and some seasonality, our operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2012.

Certain amounts in the 2011 consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2.  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Finished products	$51,613	$49,476
Work-in-process	34,381	28,549
Raw materials and purchased components	47,252	44,757
Inventories, net	$133,246	$122,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2012	2011
	(in thousands)
Land, buildings and improvements	$80,530	$73,657
Machinery, equipment and fixtures	69,040	68,303
Office furniture, equipment and vehicles	16,629	16,990
Construction in progress	4,631	9,212
	170,830	168,162
Accumulated depreciation	(100,579)	(99,958)
Property, plant and equipment, net	$70,251	$68,204

NOTE 4.  INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,730	$2,746
Patents	2,978	2,965
Technical know-how and other	5,803	5,785
Total gross amortizable intangible assets	11,511	11,496

Accumulated amortization:
Land rights	(86)	(59)
Patents	(2,755)	(2,704)
Technical know-how and other	(3,547)	(3,235)
Total accumulated amortization	(6,388)	(5,998)
Amortizable intangible assets, net	5,123	5,498

Intangible asset not subject to amortization	7,384	7,267
Intangible assets, net	$12,507	$12,765

Amortization expense related to these amortizable intangible assets was $0.2 million for the three months ended June 30, 2012 and 2011, and was $0.4 million for the six months ended June 30, 2012 and 2011.

Intangible asset not subject to amortization represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines; therefore, the asset has been determined to have an indefinite useful life. The $0.1 million increase in the value of the assets from 2011 was the result of foreign currency exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

NOTE 5.  INCOME TAXES

We continue to maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, Netherlands, and Canadian net deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year-to-date tax expense to reflect our full year anticipated tax rate.  The rate is an estimate based upon projected result for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were 20.8% and 22.7% for the three and six months ended June 30, 2012, respectively.

The tax years 2008 to 2011 remain open to examination by United States taxing authorities, and for the other jurisdictions, in which we have business operations, including Switzerland, United Kingdom, Taiwan, Germany, and China, the tax years between 2006 and 2011 generally remain open to routine examination by foreign taxing authorities, subject to the specific requirements of each jurisdiction.

The increase to the accrued liability associated with uncertain tax positions in the three and six months ended June 30, 2012 was not material.  At June 30, 2012 and December 31, 2011, we had a $2.4 million and $2.3 million liability recorded for the respective periods with respect to uncertain income tax positions, which included related interest and penalties of $0.8 million at June 30, 2012, and $0.7 million at December 31, 2011.  If recognized, the uncertain tax benefits, with related penalties and interest, would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations.

NOTE 6.  WARRANTIES

A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance at the beginning of period	$3,432	$3,666	$3,800	$3,297
Warranties issued	832	1,177	1,494	2,195
Warranty settlement costs	(481)	(560)	(1,274)	(1,182)
Changes in accruals for pre-existing warranties	(207)	(445)	(551)	(501)
Currency translation adjustment	(99)	157	8	186
Balance at the end of period	$3,477	$3,995	$3,477	$3,995

Warranty liabilities are reported as accrued expenses on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

NOTE 7.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension benefit costs for the three and six months ended June 30, 2012 and 2011 is presented below.

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$310	$404	$627	$781
Interest cost	2,037	2,157	4,085	4,271
Expected return on plan assets	(2,371)	(2,538)	(4,756)	(5,017)
Amortization of prior service cost	(13)	(20)	(27)	(37)
Amortization of transition asset	(67)	(72)	(135)	(139)
Amortization of loss	602	455	1,213	884
Net periodic benefit cost	$498	$386	$1,007	$743

A summary of the components of net postretirement benefits costs for the three and six months ended June 30, 2012 and 2011 is presented below.

	Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$4	$4	$8	$9
Interest cost	28	35	56	69
Amortization of prior service cost	(88)	(88)	(176)	(176)
Amortization of loss	(2)	—	(4)	—
Net periodic benefit (credit) cost	$(58)	$(49)	$(116)	$(98)

The Company provides defined benefit plans to eligible domestic and foreign employees. Contributions to the domestic plans for the six months ended June 30, 2012 and June 30, 2011 were $4.8 million and $1.1 million, respectively. Contributions to the foreign plans for the six months ended June 30, 2012 and June 30, 2011 were $1.2 million and $1.2 million, respectively. The expected contributions to be paid during the year ending December 31, 2012 to the domestic and foreign defined benefit plans are $6.0 million and $2.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

NOTE 8.  FAIR VALUE AND DERIVATIVE INSTRUMENTS

Fair Value

The inputs to the valuation techniques used to measure fair value are classified into the following categories:

Level 1 — Quoted prices in active markets for identical assets and liabilities.

Level 2 — Observable inputs other than quoted prices in active markets for similar assets and liabilities.

Level 3 — Inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and accounts for risk premiums that a market participant would require.

The following table presents the carrying amount, fair values and classification of our financial instruments measured on a recurring basis:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$16,149	$16,149	$—	$—
Restricted cash	4,627	4,627	—	—
Notes payable to bank	(13,020)	—	(13,020)	—
Variable interest rate debt	(8,566)	—	(8,566)	—
Foreign currency forward contracts, net	(139)	—	(139)	—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$21,736	$21,736	$—	$—
Restricted cash	4,575	4,575	—	—
Notes payable to bank	(12,969)	—	(12,969)	—
Variable interest rate debt	(8,568)	—	(8,568)	—
Foreign currency forward contracts, net	(1,053)	—	(1,053)	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into “Other expense” line item on the Consolidated Statements of Operations when the hedged transaction affects earnings.  During the three month ended June 30, 2012, the amount of net loss on these contracts was immaterial, compared to a net loss of $0.2 million recorded in OCI for the three months ended June 30, 2011. During the six months ended June 30, 2012, we recorded a net gain of $0.4 million into OCI related to these contracts, compared to a net loss of $0.1 million for the six months ended June 30, 2011.  As of June 30, 2012, we do not expect that a material amount of the gain or loss will be reclassified from AOCI into other income or expense in the next 12 months.  For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings as “Other expense” in the Consolidated Statements of Operations.

As of June 30, 2012 and December 31, 2011, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $36.6 million and $47.6 million, respectively. During the three months ended June 30, 2012, the loss related to this type of derivative financial instruments was immaterial.  During the three months ended June 30, 2011, we recorded a gain of $0.2 million related to this type of derivative financial instruments. During the six months ended June 30, 2012 and 2011, we recorded a gain of $0.2 million and a loss of $0.2 million, respectively, related to this type of derivative financial instruments. The gains and losses were recorded in the “Other expense” line item on the Consolidated Statements of Operations.

Derivative financial instruments qualifying and designated as hedges are as follows:

	June 30, 2012		December 31, 2011
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)
Foreign currency forwards	$40,348	$148	$48,802	$1,017

The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	June 30,	December 31,
	2012	2011
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$110	$334
Accrued expenses	(258)	(1,351)
Foreign currency forwards not designated as hedges:
Other current assets	143	315
Accrued expenses	(134)	(351)
Foreign currency forwards, net	$(139)	$(1,053)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

NOTE 10.  STOCK BASED COMPENSATION

All of our stock based compensation to employees is recorded as selling, general and administrative expenses in our Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Restricted stock/unit awards (“RSA”)	$118	$110	$241	$236
Performance share incentives (“PSI”)	66	34	101	34
Stock options	—	9	—	18
	$184	$153	$342	$288

During the six months ended June 30, 2012 and 2011, we granted 18,000 and 54,000 RSAs, respectively. The total deferred compensation expense associated with these awards, which were measured based on the fair value at the grant date, were $0.2 million and $0.7 million, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of June 30, 2012 and December 31, 2011, are as follows:

	June 30,	December 31,
	2012	2011
Unrecognized compensation cost, in thousands	$768	$851

Expected weighted-average recognition period for unrecognized compensation cost, in years	1.6	1.2

During the six months ended June 30, 2012, we did not grant any PSIs. During the six months ended June 30, 2011, we granted 54,000 PSIs. The total deferred compensation expenses associated with the 2011 PSI awards, which were measured based on the fair value at the grant date, were $0.7 million, which are being realized into earnings based on passage of time and achievement of performance criteria. All outstanding PSIs are unvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

NOTE 11.  EARNINGS PER SHARE

Details of the computation of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands except per share data)
Basic earnings per share computation:
Net income	$3,640	$3,113	$6,083	$4,494
Less income allocated to participating awards	23	49	48	70
Net income applicable to common shareholders	$3,617	$3,064	$6,035	$4,424

Weighted average common shares outstanding	11,562	11,467	11,543	11,459
Basic earnings per share	$0.31	$0.27	$0.52	$0.39

Diluted earnings per share computation:
Net income	$3,640	$3,113	$6,083	$4,494
Less income allocated to participating awards	23	49	48	70
Net income applicable to common shareholders	$3,617	$3,064	$6,035	$4,424

Weighted average common shares outstanding	11,562	11,467	11,543	11,459
Assumed exercise of stock options	24	28	24	27
Assumed satisfaction of RSA conditions	14	—	11	—
Weighted average common shares outstanding	11,600	11,495	11,578	11,486
Diluted earnings per share	$0.31	$0.27	$0.52	$0.39

For the three months ended June 30, 2012 and 2011, 136,910 and 213,536 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2012 and 2011, 157,385 and 209,721 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

Metrics on machine tool market activity monitored by our management include world machine tool consumption (which is considered, in certain respects, to be a proxy for shipments), as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology (“AMT”), the primary industry group for U.S. machine tool manufacturers.  Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement is the Purchasing Manager’s Index (“PMI”), as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published by trade associations in those countries.

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

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our primary emphasis is the safety of principal. Our cash and cash equivalents are diversified among counterparties to minimize exposure to any one of these entities.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now predominantly manufacturers based in Japan, Germany, Switzerland, Korea, and Taiwan. The concentration of our competitors in these countries causes the worldwide valuation of their respective currencies to be integral to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”). Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate may affect comparative data significantly. During the second quarter of 2012, as compared to the respective average values of these functional currencies in the same period in 2011, the value of USD increased by 11% against EUR, 8% against CHF, 3% against GBP, and 3% against TWD, and decreased by 3% against CNY. On a year to date basis, the value of USD increased by 8% against EUR, 3% against CHF, 2% against GBP, and 2% against TWD, and decreased by 3% against CNY. The change in foreign currency exchange rates resulted in unfavorable currency translation impact of approximately $2.0 million on orders and approximately $2.1 million on sales in the three months ended June 30, 2012, compared to the same period in 2011.  For the six months ended June 30, 2012, the change in foreign currency exchange rates resulted in unfavorable currency translation impact of approximately $1.3 million on orders and approximately $1.3 million on sales, as compared to the same period in 2011. We also purchase computer controls and other components from suppliers throughout the world. Consequently, our purchase costs associated with these components may be affected by fluctuations in the value of currencies.

Results of Operations

Summarized selected financial data for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands, except per share data)
Orders	$80,342	$108,145	$(27,803)	(26)%	$161,704	$221,903	$(60,199)	(27)%
Sales	86,320	86,656	(336)	(0)%	160,970	160,138	832	1%
Gross profit	24,006	23,303	703	3%	45,229	42,379	2,850	7%
% of sales	27.8%	26.9%	0.9 pts.		28.1%	26.5%	1.6 pts.
Selling, general & administrative expenses	19,081	18,993	88	1%	36,714	35,666	1,048	3%
% of sales	22.1%	21.9%	0.2 pts.		22.8%	22.3%	0.5 pts.
Other expense (income)	99	(72)	171	(238)%	303	105	198	189%
Income from operations	4,838	4,375	463	11%	8,226	6,626	1,600	24%
% of sales	5.6%	5.0%	0.6 pts.		5.1%	4.1%	1.0 pts.
Net income	3,640	3,113	527	17%	6,083	4,494	1,589	35%
% of sales	4.2%	3.6%	0.6 pts.		3.8%	2.8%	1.0 pts.

Basic and diluted earnings per share	0.31	0.27	0.04		0.52	0.39	0.13
Weighted average shares outstanding - basic	11,562	11,467	95		11,543	11,459	84
Weighted average shares outstanding - diluted	11,600	11,495	105		11,578	11,486	92

Reconciliation of net income to EBITDA

		Three Months Ended			Six Months Ended
		June 30,			June 30,
		2012	2011	$ Change	2012	2011	$ Change
		(in thousands)
GAAP net income		$3,640	$3,113	$527	$6,083	$4,494	$1,589
Plus:	Interest expense, net	242	45	197	358	84	274
	Income tax expense	956	1,217	(261)	1,785	2,048	(263)
	Depreciation and amortization	1,915	1,980	(65)	3,658	3,896	(238)
EBITDA (1)		$6,753	$6,355	$398	$11,884	$10,522	$1,362

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

Orders.   The table below summarizes orders by each corresponding geographical region for the three and six months ended June 30, 2012 compared to the same periods in 2011:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands)				(in thousands)
North America	$19,960	$29,403	$(9,443)	(32)%	$40,659	$52,620	$(11,961)	(23)%
Europe	32,489	34,338	(1,849)	(5)%	62,285	63,755	(1,470)	(2)%
Asia	27,893	44,404	(16,511)	(37)%	58,760	105,528	(46,768)	(44)%
	$80,342	$108,145	$(27,803)	(26)%	$161,704	$221,903	$(60,199)	(27)%

Orders during the three months ended June 30, 2012 were $80.3 million, a decrease of $27.8 million, or 26%, when compared to the same period in 2011. Orders during the six months ended June 30, 2012 were $161.7 million, a decrease of $60.2 million or 27%, when compared to the same period in 2011. The decrease over the prior year periods was the result of exceptional growth experienced by the machine tool industry during the three and six months ended June 30, 2011. Order volume during the three and six months ended June 30, 2011 was at a historical high for the Company as customers reacted to the increasing prices and extended lead times. These trends resulted from constraints on the machine tool supply chain due to significant demand caused by strong economic recovery in the industry.  Foreign currency translation had an unfavorable impact of approximately $2.0 million and $1.3 million for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.

North America orders decreased by $9.4 million, or 32%, and $12.0 million, or 23%, for the respective three and six months ended June 30, 2012, when compared to the same periods in 2011. These decreases were driven by higher order levels during the three and six months ended June 30, 2011 as our distributors and customers were reacting to longer lead times as a result of supply chain constraints as well as the potential for price increases due to raising costs of raw materials and components. Additionally, the decreases were impacted by the slowing economy during the three and six months ended June 30, 2012 as compared to the same periods in 2011.

Europe orders decreased by $1.8 million, or 5%, and $1.5 million, or 2%, for the respective three and six months ended June 30, 2012, when compared to the same periods in 2011. Unfavorable foreign currency translation during the three and six months ended June 30, 2012 contributed approximately $2.4 million and $2.4 million, respectively, to the decrease in Europe orders when compared to the same periods in 2011. Excluding the unfavorable foreign currency impact, Europe orders increased by $0.6 million and $0.9 million in the respective three and six months ended June 30, 2012, when compared to the same periods in 2011.

Asia orders represented 35% and 36%, respectively, of the total orders for the three and six months ended June 30, 2012, compared to 41% and 48%, respectively of the same periods in 2011. Asia orders decreased by $16.5 million, or 37%, and 46.8 million, or 44%, for the respective three and six months ended June 30, 2012, when compared to the same periods in 2011. The decrease was driven by declining demands for machine tools in the region as a result of slowing Chinese economy during the current year periods compared to an overheated economy during the first half of 2011. The impact of the overheated economy in 2011 was further influenced by supply chain constraints and customers placing orders to ensure deliveries as a result of long lead times for machine tools.  Additionally, multiple machine orders from a China-based supplier to the consumer electronics industry were $4.4 million in the six months ended June 30, 2012, a $6.5 million decrease compared to the same period in 2011. Foreign currency translation had a favorable impact of approximately $0.4 million and $1.1 million for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and six months ended June 30, 2012 compared to the same periods in 2011:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands)			(in thousands)
North America	$20,735	$18,529	$2,206	12%	$39,356	$35,724	$3,632	10%
Europe	34,028	25,267	8,761	35%	58,685	45,083	13,602	30%
Asia	31,557	42,860	(11,303)	(26)%	62,929	79,331	(16,402)	(21)%
	$86,320	$86,656	$(336)	0%	$160,970	$160,138	$832	1%

Sales for the three months ended June 30, 2012 were $86.3 million, a decrease of $0.3 million, when compared to the same period in 2011. Sales for the six months ended June 30, 2012 were $161.0 million, an increase of $0.8 million, when compared to the same period in 2011. Foreign currency translation had an unfavorable impact of approximately $2.1 million and $1.3 million for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011. Excluding the unfavorable foreign currency translation impact, sales increased by $1.8 million and $2.1 million for the three and six months ended June 30, 2012, when compared to the same periods in 2011.

North America sales increased by $2.2 million, or 12%, and $3.6 million, or 10%, for the respective three and six months ended June 30, 2012, when compared to the same periods in 2011. The increase in North America sales was primarily concentrated in our milling machine product line and non-machine sales, and can be attributed to an improved U.S. industrial economy and the effectiveness of our sales channels as compared to the prior year periods.

Europe sales increased by $8.8 million, or 35%, and $13.6 million, or 30%, for the respective three and six month periods ended June 30, 2012, when compared to the same periods in 2011. The increases were noted across all of our machine product lines and were driven by higher demand for machine tools attributable to solid activity levels in Germany and the United Kingdom. Foreign currency translation had an unfavorable impact of approximately $2.6 million and $2.5 million for the respective three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.

Asia sales decreased by $11.3 million, or 26%, and $16.4 million, or 21%, for the respective three and six months ended June 30, 2012, when compared to the same periods in 2011. Lower margin sales to a China-based supplier to the consumer electronics industry were approximately $1.5 million and $4.3 million for the three and six months ended June 30, 2012, respectively, when compared to $5.8 million and $13.3 million for the three and six months ended June 30, 2011, respectively. Excluding the sales to this customer, Asia sales decreased by $7.1 million, or 19%, and $7.4 million, or 11%, for the respective three and six months ended June 30, 2012, when compared to the same periods in 2011. The decrease was primarily due to the slowing Chinese economy. Foreign currency translation had a favorable impact of approximately $0.4 million and $1.2 million for the three and six months ended June 30, 2012, respectively, when compared to the same periods in 2011.

Sales of machines accounted for approximately 79% and 77% of the consolidated sales for the three and six months ended June 30, 2012, respectively. Sales of non-machine products and services, primarily workholding, repair parts, and accessories, accounted for 21% and 23% of the consolidated sales for the three and six months ended June 30, 2012, respectively.

Gross Profit.  Gross profit for the three months ended June 30, 2012 was $24.0 million, an increase of $0.7 million, or 3.0%, when compared to the same period in 2011. Gross profit for the six months ended June 30, 2012 was $45.2 million, an increase of $2.8 million, or 6.6%, when compared to the six months ended June 30, 2011. The increase in gross profit for the six months ended June 30, 2012 was primarily attributable to favorable product mix. Gross margin for the three and six month period ended June 30, 2012 were 27.8% and 28.1%, respectively, compared to 26.9% and 26.5% for the same periods in 2011.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $19.1 million, or 22.1% of net sales for the three months ended June 30, 2012. This amount is relatively flat when compared to $19.0 million, or 21.9% of net sales for the three months ended June 30, 2011. SG&A expenses were $36.7 million, or 22.8% of net sales for the six months ended June 30, 2012. This amount represents an increase of $1.0 million or 2.8%, compared to $35.7 million, or 22.3% of net sales for the six months ended June 30, 2011. This year-to-year increase was primarily inflationary.

Other Expense (Income).  Other expense was $0.1 million for the three months ended June 30, 2012 compared to income of $0.1 million for the same period in 2011. Other expense for the six months ended June 30, 2012 was $0.3 million compared to expense of $0.1 million during the same period in 2011.

Income from Operations.  Income from operations was $4.8 million for the three months ended June 30, 2012 compared to $4.4 million for the same period in 2011. Income from operations was $8.2 million for the six months ended June 30, 2012 compared to $6.6 million for the same period in 2011.

Interest Expense, Net.  Net interest expense was $0.2 million for the three months ended June 30, 2012 compared to $0.04 million for the same period in 2011. Net interest expense was $0.4 million for the six months ended June 30, 2012 compared to $0.08 million for the same period in 2011. The increase in interest expense was attributable to the Company’s higher average outstanding indebtedness as of June 30, 2012 as compared to the same period in 2011.

Income Taxes.  The provision for income taxes was $1.0 million and $1.8 million for the three and six months ended June 30, 2012, respectively, compared to $1.2 million and $2.0 million for the three and six months ended June 30, 2011, respectively.  The effective tax rates were 20.8% and 22.7% for the three and six months ended June 30, 2012, respectively, compared to 28.1% and 31.3% for the three and six months ended June 30, 2011.

The difference in effective tax rates between the three and six months ended June 30, 2012 and 2011 was driven by the mix of earnings by country and by non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded (U.S., U.K., Germany, Netherlands, and Canada).

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

The effective tax rates for the three and six months ended June 30, 2012 of 20.8% and 22.7%, respectively, differ from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, the mix of earnings by country, and an increase to the accrued liabilities associated with uncertain tax positions.

Net Income.  Net income for the three months ended June 30, 2012 was $3.6 million, or 4.2% of net sales, compared to $3.1 million, or 3.6% of net sales, for the same period in 2011. Net income for the six months ended June 30, 2012 was $6.1 million, or 3.8% of net sales, compared to $4.5 million, or 2.8% of net sales, for the same period in 2011. The increase in net income is attributable to higher gross profits which is the result of favorable product mix. Earnings per share, both basic and diluted, for the three and six months ended June 30, 2012 were $0.31 and $0.52, respectively, compared to $0.27 and $0.39, respectively,  for the same periods ended June 30, 2011.

Summary of Cash Flows for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$314	$(10,539)
Net cash used in investing activities	(5,342)	(8,138)
Net cash (used in) provided by financing activities	(588)	5,614
Effect of exchange rate changes on cash	29	819
Decrease in cash and cash equivalents	$(5,587)	$(12,244)

Capital expenditures (included in investing activities)	$(5,364)	$(9,002)

During the six months ended June 30, 2012, we generated $0.3 million net cash from operating activities, an improvement of $10.8 million compared to $10.5 million net cash used in operating activities during the same period in 2011.  The improved cash flow from operating activities was driven by active management of working capital. During the six months ended June 30, 2012, net cash was primarily provided by collections on accounts receivables. The cash inflow was offset by cash used in inventory purchases to support production, vendor payments, and contributions to the pension plans.

During the six months ended June 30, 2011, we used $10.5 million net cash in operating activities. Primarily, cash was used for inventory purchases which increased due to higher demand for our products and related increase in production levels. Cash was also used to fund accounts receivables, and other working capital needs as business activity levels increased.  The outflow of cash was offset by cash provided by accounts payables and accrued expenses which increased due to higher production levels and higher customer deposits related to order activity.

Net cash used in investing activities was $5.3 million for the six months ended June 30, 2012 compared to $8.1 million for the same period in 2011. The decrease was primarily due to lower capital expenditures as we approach completion of our facility expansion projects in Switzerland and China.

Cash flow used in financing activities was $0.6 million for the six months ended June 30, 2012 compared to $5.6 million cash provided by financing activities for the same period in 2011. The decrease was primarily due to payment on outstanding short-term debt under our existing credit facilities to align financing activities to current working capital needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  During the six months ended June 30, 2012, cash flows from operating activities and available cash were sufficient to fund our investment activities, primarily capital expenditures for property, plant and equipment and other productive assets. We had additional borrowing capacity of $45.4 million at June 30, 2012, and $43.4 million at December 31, 2011, available under various credit facilities maintained by the Company and certain Company subsidiaries.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first six months of 2012.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2011 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2012, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933 or the Securities Exchange Act of 1934, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

August 9, 2012	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 9, 2012	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

August 9, 2012	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)