Form 10-Q
period 2012-09-30
HARDINGE INC
filed 2012-11-08
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012 there were 11,690,275 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents	$21,507	$21,736
Restricted cash	5,088	4,575
Accounts receivable, net	50,391	65,909
Inventories, net	134,501	122,782
Other current assets	15,198	13,338
Total current assets	226,685	228,340

Property, plant and equipment, net	70,168	68,204
Intangible assets, net	12,503	12,765
Other non-current assets	1,665	2,360
Total non-current assets	84,336	83,329
Total assets	$311,021	$311,669

Liabilities and shareholders’ equity
Accounts payable	$32,203	$36,952
Notes payable to bank	14,150	12,969
Accrued expenses	28,278	25,103
Customer deposits	14,767	18,881
Accrued income taxes	2,517	3,480
Deferred income taxes	2,677	2,556
Current portion of long-term debt	2,842	1,548
Total current liabilities	97,434	101,489

Long-term debt	5,674	7,020
Pension and postretirement liabilities	41,381	49,310
Deferred income taxes	3,071	2,391
Other liabilities	4,102	4,436
Total non-current liabilities	54,228	63,157

Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,340	114,369
Retained earnings	74,442	65,041
Treasury shares (782,717 shares at September 30, 2012 and 813,980 shares at December 31, 2011)	(9,934)	(10,379)
Accumulated other comprehensive loss	(19,614)	(22,133)
Total shareholders’ equity	159,359	147,023

Total liabilities and shareholders’ equity	$311,021	$311,669

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net sales	$82,883	$90,389	$243,853	$250,527
Cost of sales	58,856	64,840	174,597	182,599
Gross profit	24,027	25,549	69,256	67,928

Selling, general and administrative expenses	18,602	18,943	55,316	54,609
Gain on sale of assets	(13)	(5)	(27)	(23)
Other expense	127	284	430	389
Income from operations	5,311	6,327	13,537	12,953

Interest expense	246	97	655	268
Interest income	(44)	(45)	(95)	(132)
Income before income taxes	5,109	6,275	12,977	12,817

Income tax expense	1,089	2,025	2,874	4,073
Net income	$4,020	$4,250	$10,103	$8,744

Basic earnings per share:	$0.35	$0.37	$0.87	$0.75

Diluted earnings per share:	$0.34	$0.36	$0.87	$0.75

Cash dividends declared per share:	$0.02	$0.02	$0.06	$0.03

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income	$4,020	$4,250	$10,103	$8,744
Other comprehensive income (loss), net of tax	1,942	(10,534)	2,519	(999)
Comprehensive income (loss), net of tax	$5,962	$(6,284)	$12,622	$7,745

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)

Operating activities
Net income	$10,103	$8,744
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,453	5,885
Debt issuance amortization	42	78
Provision for deferred income taxes	852	(411)
Gain on sale of assets	(27)	(23)
Unrealized intercompany foreign currency transaction loss (gain)	513	(748)
Changes in operating assets and liabilities:
Accounts receivable	16,226	(11,362)
Inventories	(10,215)	(20,485)
Other assets	(957)	(2,700)
Accounts payable	(5,419)	6,051
Customer deposits	(4,207)	4,209
Accrued expenses	(6,292)	2,190
Accrued postretirement benefits	(387)	(423)
Net cash provided by (used in) operating activities	5,685	(8,995)

Investing activities
Capital expenditures	(6,167)	(13,520)
Proceeds on sale of assets	40	908
Net cash used in investing activities	(6,127)	(12,612)

Financing activities
Proceeds from short-term notes payable to bank	49,627	20,447
Repayments of short-term notes payable to bank	(48,800)	(9,504)
Proceeds from long-term debt	1,106	1,616
Repayments of long-term debt	(1,246)	(464)
Dividends paid	(698)	(349)
Other financing activities	8	42
Net cash (used in) provided by financing activities	(3)	11,788

Effect of exchange rate changes on cash	216	135
Net decrease in cash	(229)	(9,684)

Cash and cash equivalents at beginning of period	21,736	30,945

Cash and cash equivalents at end of period	$21,507	$21,261

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2012

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we have made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted.  Due to differing business conditions and some seasonality, our operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected in subsequent periods or for the full year ended December 31, 2012.

NOTE 2.  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Finished products	$58,751	$49,476
Work-in-process	32,960	28,549
Raw materials and purchased components	42,790	44,757
Inventories, net	$134,501	$122,782

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2012	2011
	(in thousands)
Land, buildings and improvements	$81,960	$73,657
Machinery, equipment and fixtures	70,699	68,303
Office furniture, equipment and vehicles	17,169	16,990
Construction in progress	2,745	9,212
	172,573	168,162
Accumulated depreciation	(102,405)	(99,958)
Property, plant and equipment, net	$70,168	$68,204

NOTE 4.  INTANGIBLE ASSETS

The major components of intangible assets are as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,760	$2,746
Patents	2,994	2,965
Technical know-how and other	5,823	5,785
Total gross amortizable intangible assets	11,577	11,496

Accumulated amortization:
Land rights	(101)	(59)
Patents	(2,781)	(2,704)
Technical know-how and other	(3,710)	(3,235)
Total accumulated amortization	(6,592)	(5,998)
Amortizable intangible assets, net	4,985	5,498

Intangible asset not subject to amortization	7,518	7,267
Intangible assets, net	$12,503	$12,765

Amortization expense related to these amortizable intangible assets was $0.2 million for the three months ended September 30, 2012 and 2011, and was $0.6 million for the nine months ended September 30, 2012 and 2011.

The intangible asset not subject to amortization represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines; therefore, the asset has been determined to have an indefinite useful life. The $0.2 million increase in the value of the assets from 2011 was the result of foreign currency exchange.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

NOTE 5.  INCOME TAXES

We continue to maintain full valuation allowances on the tax benefits of the net deferred tax assets related to tax loss carryforwards as well as other deferred tax assets for our business entities in the United States, United Kingdom, Germany, Netherlands, and Canada.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year-to-date tax expense to reflect our full year anticipated tax rate.  The rate is an estimate based upon our projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were 21.3% and 22.1% for the three and nine months ended September 30, 2012, respectively.

The tax years 2009 to 2011 remain open to examination by the United States taxing authorities. For the other jurisdictions where we have business operations (Switzerland, United Kingdom, Taiwan, Germany, and China), the tax years between 2006 and 2011 generally remain open to routine examination by foreign taxing authorities, subject to the specific requirements of each jurisdiction.

As of September 30, 2012, we have recorded a liability for uncertain tax positions of $2.5 million (including accrued interest and penalties of $0.9 million), the majority of which would impact our effective rate if recognized.  The increase to the liability for uncertain tax positions was $0.1 million and $0.2 million, respectively, for the three and nine months ended September 30, 2012, and primarily consisted of accruals for interest and penalties.

NOTE 6.  WARRANTIES

A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Balance at the beginning of period	$3,477	$3,995	$3,800	$3,297
Warranties issued	820	951	2,314	3,146
Warranty settlement costs	(621)	(763)	(1,895)	(1,945)
Changes in accruals for pre-existing warranties	(186)	(322)	(737)	(823)
Currency translation adjustment	45	(193)	53	(7)
Balance at the end of period	$3,535	$3,668	$3,535	$3,668

Warranty liabilities are reported as accrued expenses on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

NOTE 7.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension benefit costs for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$304	$422	$931	$1,203
Interest cost	2,027	2,182	6,112	6,453
Expected return on plan assets	(2,357)	(2,575)	(7,113)	(7,592)
Amortization of prior service cost	(13)	(20)	(40)	(57)
Amortization of transition asset	(66)	(76)	(201)	(215)
Amortization of loss	594	472	1,807	1,356
Net periodic benefit cost	$489	$405	$1,496	$1,148

A summary of the components of net postretirement benefits costs for the three and nine months ended September 30, 2012 and 2011 is presented below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Service cost	$4	$5	$12	$14
Interest cost	28	34	84	103
Amortization of prior service cost	(88)	(89)	(264)	(265)
Amortization of loss	(2)	—	(6)	—
Net periodic benefit (credit) cost	$(58)	$(50)	$(174)	$(148)

The Company provides defined benefit plans to eligible domestic and foreign employees. In 2010, we permanently froze the accrual of benefits under the domestic plan and one of our foreign plans.  Contributions to the domestic plans for the nine months ended September 30, 2012 and September 30, 2011 were $4.9 million and $1.7 million, respectively. Contributions to the foreign plans for the nine months ended September 30, 2012 and September 30, 2011 were $1.8 million and $1.8 million, respectively. For the year ending December 31, 2012, the total expected contributions to the domestic and foreign defined benefit plans are $4.9 million and $2.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

The following table presents our financial instruments measured or disclosed at fair value on a recurring basis:

	September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$21,507	$21,507	$—	$—
Restricted cash	5,088	5,088	—	—
Notes payable to bank	(14,150)	—	(14,150)	—
Variable interest rate debt	(8,516)	—	(8,516)	—
Foreign currency forward contracts, net	68	—	68	—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$21,736	$21,736	$—	$—
Restricted cash	4,575	4,575	—	—
Notes payable to bank	(12,969)	—	(12,969)	—
Variable interest rate debt	(8,568)	—	(8,568)	—
Foreign currency forward contracts, net	(1,053)	—	(1,053)	—

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

September 30, 2012

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value.

For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”). When the hedged transaction affects earnings, the gain or loss is reclassified from accumulated other comprehensive income (“AOCI”) into “Sales” or “Cost of sales” line items on the Consolidated Statements of Operations based on the underlying exposure. During the three months ended September 30, 2012, the amount of net gain on these contracts was $0.1 million, compared to a net loss of $2.1 million recorded in OCI for the three months ended September 30, 2011. During the nine months ended September 30, 2012, we recorded a net gain of $0.5 million into OCI related to these contracts, compared to a net loss of $2.1 million for the nine months ended September 30, 2011.  As of September 30, 2012, we expect that $0.1 million loss will be reclassified from AOCI into earnings in the next 12 months.

Notional amounts and unrealized losses related to derivative financial instruments qualifying and designated as hedges are as follows:

	September 30, 2012		December 31, 2011
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)
Foreign currency forwards	$52,461	$103	$48,802	$1,017

For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings as “Other expense” in the Consolidated Statements of Operations. As of September 30, 2012 and December 31, 2011, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $54.5 million and $47.6 million, respectively. During the three months ended September 30, 2012, the loss related to this type of derivative financial instruments was immaterial.  During the three months ended September 30, 2011, we recorded a loss of $1.0 million related to this type of derivative financial instruments. During the nine months ended September 30, 2012 and 2011, we recorded a gain of $0.2 million and a loss of $1.3 million, respectively, related to this type of derivative financial instruments.

The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	September 30,	December 31,
	2012	2011
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$358	$334
Accrued expenses	(461)	(1,351)
Foreign currency forwards not designated as hedges:
Other current assets	403	315
Accrued expenses	(232)	(351)
Foreign currency forwards, net	$68	$(1,053)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., the Potentially Responsible Parties (the “PRPs”) have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study (“RI/FS”) by signing an Administrative Settlement Agreement and Order on Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA.  The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

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

September 30, 2012

NOTE 10.  STOCK-BASED COMPENSATION

All of our stock-based compensation to employees is recorded as selling, general and administrative expenses in our Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock-based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Restricted stock/unit awards (“RSA”)	$64	$142	$305	$378
Performance share incentives (“PSI”)	22	86	123	121
Stock options	—	9	—	27
	$86	$237	$428	$526

During the nine months ended September 30, 2012 and 2011, we granted 18,000 and 54,000 RSAs, respectively. The total deferred compensation expense associated with these awards, which were measured based on the fair value at the grant date, were $0.2 million and $0.7 million, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of September 30, 2012 and December 31, 2011, are as follows:

	September 30,	December 31,
	2012	2011
Unrecognized compensation cost, in thousands	$616	$851

Expected weighted-average recognition period for unrecognized compensation cost, in years	1.3	1.2

During the nine months ended September 30, 2012, we did not grant any PSIs. During the nine months ended September 30, 2011, we granted 54,000 PSIs. The total deferred compensation expense associated with the 2011 PSI awards, which was measured based on the fair value at the grant date, was $0.7 million. The deferred compensation is being amortized into earnings based on passage of time and achievement of performance criteria. All outstanding PSIs are unvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

NOTE 11.  EARNINGS PER SHARE

Details of the computation of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands except per share data)
Basic earnings per share computation:
Net income	$4,020	$4,250	$10,103	$8,744
Less income allocated to participating awards	26	56	74	120
Net income applicable to common shareholders	$3,994	$4,194	$10,029	$8,624

Weighted average common shares outstanding	11,567	11,467	11,551	11,461
Basic earnings per share	$0.35	$0.37	$0.87	$0.75

Diluted earnings per share computation:
Net income	$4,020	$4,250	$10,103	$8,744
Less income allocated to participating awards	26	56	74	120
Net income applicable to common shareholders	$3,994	$4,194	$10,029	$8,624

Weighted average common shares outstanding	11,567	11,467	11,551	11,461
Assumed exercise of stock options	23	25	24	26
Assumed satisfaction of RSA conditions	16	1	13	—
Assumed satisfaction of PSI conditions	—	40	—	40
Weighted average common shares outstanding	11,606	11,533	11,588	11,527
Diluted earnings per share	$0.34	$0.36	$0.87	$0.75

For the three months ended September 30, 2012 and 2011, 133,085 and 186,753 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2012 and 2011, 149,285 and 175,225 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

NOTE 12.  NEW ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. We adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

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

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key Company performance indicator is our order level as compared to industry measures of market activity levels.

Metrics on machine tool market activity monitored by our management include world machine tool consumption (which is considered, in certain respects, to be a proxy for shipments), as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology (“AMT”), the primary industry group for U.S. machine tool manufacturers.  Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement is the Purchasing Manager’s Index (“PMI”), as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption and market indicators in foreign countries is published by trade associations or government agencies in those countries.

Non-machine sales, which include collets, accessories, repair parts and service revenue, have typically accounted for approximately 23% of overall sales and are an important part of our business due to an existing installed base of thousands of machines.  In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine sale metrics.

Other key performance indicators are geographic distribution of net sales (“sales”) and net orders (“orders”), gross profit as a percent of sales, income from operations, working capital changes, and debt level trends.  Constant product technology development in our industry has led to an average model life of three-to-five years and consequently, effectiveness of technological innovation and development of new products are also key Company performance indicators.

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

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our primary emphasis is the safety of principal. Deposits of our cash and cash equivalents are diversified among counterparties to minimize exposure to any one of these entities.

We are also subject to credit risks relating to the ability of hedging transaction counterparties to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance has been considered in the fair value measurements of our foreign currency forward exchange contracts.

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

Below is a summary of the percentage changes for our functional currencies in 2012 as compared to their respective USD equivalents during the same periods in 2011.

	Three Months Ended	Nine Months Ended
	September 30	September 30
	increase / (decrease)

CHF	(14.17)%	(6.89)%
CNY	0.93%	2.63%
EUR	(11.36)%	(8.84)%
GBP	(1.77)%	(2.24)%
TWD	(2.25)%	(2.07)%

The change in foreign currency exchange rates resulted in unfavorable currency translation impact of approximately $2.8 million on orders and approximately $3.6 million on sales in the three months ended September 30, 2012, compared to the same period in 2011.  For the nine months ended September 30, 2012, the change in foreign currency exchange rates resulted in unfavorable currency translation impact of approximately $4.2 million on orders and approximately $4.8 million on sales, as compared to the same period in 2011. We also purchase computer controls and other components from suppliers throughout the world. Consequently, our purchase costs associated with these components will be affected by fluctuations in the value of currencies.

Results of Operations

Summarized selected financial data for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2012	2011	$ Change		% Change	2012	2011	$ Change		% Change
	(in thousands, except per share data)
Orders	$68,359	$81,474	$(13,115)		(16)%	$230,063	$303,377	$(73,314)		(24)%
Sales	82,883	90,389	(7,506)		(8)%	243,853	250,527	(6,674)		(3)%
Gross profit	24,027	25,549	(1,522)		(6)%	69,256	67,928	1,328		2%
% of sales	29.0%	28.3%	0.7	pts.		28.4%	27.1%	1.3	pts.
Selling, general & administrative expenses	18,602	18,943	(341)		(2)%	55,316	54,609	707		1%
% of sales	22.4%	21.0%	1.4	pts.		22.7%	21.8%	0.9	pts.
Other expense	127	284	(157)		(55)%	430	389	41		11%
Income from operations	5,311	6,327	(1,016)		(16)%	13,537	12,953	584		5%
% of sales	6.4%	7.0%	(0.6	)pts.		5.6%	5.2%	0.4	pts.
Net income	4,020	4,250	(230)		(5)%	10,103	8,744	1,359		16%
% of sales	4.9%	4.7%	0.2	pts.		4.1%	3.5%	0.6	pts.

Basic earnings per share	0.35	0.37	(0.02)			0.87	0.75	0.12

Diluted earnings per share	0.34	0.36	(0.02)			0.87	0.75	0.12

Orders.  The table below summarizes orders by each corresponding geographical region for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands)				(in thousands)
North America	$20,913	$20,167	$746	4%	$61,572	$72,788	$(11,216)	(15)%
Europe	23,756	29,735	(5,979)	(20)%	86,041	93,490	(7,449)	(8)%
Asia	23,690	31,572	(7,882)	(25)%	82,450	137,099	(54,649)	(40)%
	$68,359	$81,474	$(13,115)	(16)%	$230,063	$303,377	$(73,314)	(24)%

Orders during the three months ended September 30, 2012 were $68.3 million, a decrease of $13.1 million, or 16%, when compared to the same period in 2011.  Orders during the nine months ended September 30, 2012 were $230.1 million, a decrease of $73.3 million or 24%, when compared to the same period in 2011. The decrease from the prior year periods was the result of lower demand for machine tools attributable, in part, to the decelerating Chinese economy along with uncertainty in Europe due to overall economic and fiscal conditions. On a year-to-date basis, the decrease over the prior year period was also the result of exceptional growth experienced by the machine tool industry during nine months ended September 30, 2011. Order volume during the first half of 2011 was at a historical high for the Company as customers reacted to the increasing prices and extended lead times. These trends resulted from constraints on the machine tool supply chain due to significant demand caused by a strong economic recovery in the industry.  Foreign currency translation had an unfavorable impact of approximately $2.8 million and $4.2 million for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011.

North America orders increased by $0.7 million, or 4%, and decreased by $11.2 million, or 15%, for the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011. The year-to-date decrease in order level was driven by higher order levels during the first half of 2011 as our distributors and customers were reacting to longer lead times resulting from supply chain constraints as well as the potential for price increases due to the rising costs of raw materials and components.

Europe orders decreased by $6.0 million, or 20%, and $7.4 million, or 8%, for the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011. Foreign currency translation had an unfavorable impact of approximately $2.9 million and $5.3 million for the three months and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. Excluding the unfavorable foreign currency impact, Europe orders decreased by $3.1 million, or 10.4%, and $2.1 million, or 2.3%, in the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011. The decrease in order levels over the prior year periods was attributable to the challenging economic and fiscal climate in the region.

Asia orders decreased by $7.9 million, or 25%, and $54.6 million, or 40%, for the three and nine months ended September 30, 2012, when compared to the same periods in 2011, respectively. The decrease was driven by declining demands for machine tools in the region as a result of the decelerating Chinese economy during the current year period as compared to an overheated economy during the same period in 2011. The impact of the overheated economy in 2011 was further influenced by supply chain constraints and customers placing orders to ensure deliveries as a result of long lead times for machine tools.  Additionally, multiple machine orders from a China-based supplier to the consumer electronics industry were $4.4 million in the nine months ended September 30, 2012, a $8.1 million decrease compared to the same period in 2011. The impact of foreign currency translation was not material to Asia orders for the three months ended September 30, 2012 when compared to the same period in 2011, but had a favorable impact of approximately $1.1 million for the nine months ended September 30, 2012 when compared to the same period in 2011.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and nine months ended September 30, 2012 compared to the same periods in 2011:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
	(in thousands)				(in thousands)
North America	$20,161	$22,480	$(2,319)	(10)%	$59,517	$58,204	$1,313	2%
Europe	27,445	33,293	(5,848)	(18)%	86,130	78,376	7,754	10%
Asia	35,277	34,616	661	2%	98,206	113,947	(15,741)	(14)%
	$82,883	$90,389	$(7,506)	(8)%	$243,853	$250,527	$(6,674)	(3)%

Sales for the three months ended September 30, 2012 were $82.9 million, a decrease of $7.5 million, or 8%, when compared to the same period in 2011. Sales for the nine months ended September 30, 2012 were $243.9 million, a decrease of $6.7 million, or 3%, when compared to the same period in 2011. Foreign currency translation had an unfavorable impact of approximately $3.6 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. Excluding the unfavorable foreign currency translation impact, sales decreased by $3.9 million, or 4%, and $1.9 million, or 1%, for the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011.  The decrease over the prior year periods was attributable to lower demand caused by a slowing global economy.

North America sales decreased by $2.3 million, or 10%, and increased by $1.3 million, or 2%, for the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011. Sales during the three months ended September 31, 2012 began to decelerate compared to the improved sales level resulted from the strengthening in the economy during the prior year period. The increase in North America sales during the nine month period can be attributed to an improved U.S. industrial economy during the first half of 2012 and the effectiveness of our sales channels as compared to the prior year periods.

Europe sales decreased by $5.8 million, or 18%, and increased by $7.8 million, or 10%, for the respective three and nine month periods ended September 30, 2012, when compared to the same periods in 2011. Foreign currency translation had an unfavorable impact of approximately $3.7 million and approximately $6.2 million for the three and nine months ended September 30, 2012, respectively, when compared to the same periods in 2011. Excluding the unfavorable foreign currency impact, Europe sales decreased by $2.2 million, or 7%, and increased by $13.9 million, or 18%, in the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011. The decrease in sales during the three month period was a result of lower demand due, in part, to concerns on European economic and fiscal conditions. The increase in sales on a year-to-date basis was noted across all of our machine product lines and was driven by higher demand during the first half of 2012 for machine tools attributable to solid activity levels in Germany and the United Kingdom.

Asia sales increased $0.7 million, or 2%, and decreased by $15.7 million, or 14%, for the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011. Multi-machine sales to the suppliers to the consumer electronics industry were approximately $10.6 million and $15.8 million for the three and nine months ended September 30, 2012, respectively, when compared to $1.3 million and $17.5 million for the three and nine months ended September 30, 2011, respectively. Excluding these multi-machine sales, Asia sales decreased by $8.6 million, or 26%, and $14.0 million, or 15%, for the respective three and nine months ended September 30, 2012, when compared to the same periods in 2011. The decrease was primarily due to the decelerating Chinese economy. Foreign currency translation had a favorable impact of approximately $0.1 million and approximately $1.3 million for the three and nine months ended September 30, 2012, respectively, when compared to the same period in 2011.

Sales of machines accounted for approximately 78% and 77% of the consolidated sales for the three and nine months ended September 30, 2012, respectively. Sales of non-machine products and services, primarily workholding, repair parts, and accessories, accounted for 22% and 23% of the consolidated sales for the three and nine months ended September 30, 2012, respectively.

Gross Profit.  Gross profit for the three months ended September 30, 2012 was $24.0 million, a decrease of $1.5 million, or 6.0%, when compared to the same period in 2011. This decrease in gross profit was primarily due to lower sales volume.  Gross profit for the nine months ended September 30, 2012 was $69.3 million, an increase of $1.3 million, or 2.0%, when compared to the nine months ended September 30, 2011. The increase in gross profit for the nine months ended September 30, 2012 was primarily attributable to favorable pricing and product mix. Gross margin for the three and nine month periods ended September 30, 2012 were 29.0% and 28.4%, respectively, compared to 28.3% and 27.1% for the same periods in 2011.

 Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $18.6 million for the three months ended September 30, 2012. This amount is relatively flat when compared to $18.9 million for the same period in 2011. SG&A expenses were $55.3 million for the nine months ended September 30, 2012 when compared to $54.6 million for the same period in 2011. This year-over-year increase is primarily inflationary.

SG&A expenses as a percentage of sales was 22.4% for the three months ended September 30, 2012, an increase of 1.4 percentage points compared to 21.0% for the same period in 2011. SG&A expenses as a percentage of sales was 22.7% for the nine months ended September 30, 2012, an increase of 0.9 percentage points, as compared to 21.8% for the same period in 2011. For both the three and nine month periods, the increase is mainly reflective of lower sales volume.

Other Expense.  Other expense was $0.1 million for the three months ended September 30, 2012 compared to income of $0.3 million for the same period in 2011. Other expense for the nine months ended September 30, 2012 was $0.4 million compared to expense of $0.4 million during the same period in 2011.

Income from Operations.  Income from operations was $5.3 million for the three months ended September 30, 2012 compared to $6.3 million for the same period in 2011. Income from operations was $13.5 million for the nine months ended September 30, 2012 compared to $13.0 million for the same period in 2011.

Interest Expense, Net.  Net interest expense was $0.2 million for the three months ended September 30, 2012 compared to $0.05 million for the same period in 2011. Net interest expense was $0.6 million for the nine months ended September 30, 2012 compared to $0.1 million for the same period in 2011. The increase in interest expense was attributable to the Company’s higher average outstanding indebtedness as of September 30, 2012 as compared to the same period in 2011.

Income Taxes.  The provision for income taxes was $1.1 million and $2.9 million for the three and nine months ended September 30, 2012, respectively, compared to $2.0 million and $4.1 million for the three and nine months ended September 30, 2011, respectively.  The effective tax rates were 21.3% and 22.1% for the three and nine months ended September 30, 2012, respectively, compared to 32.3% and 31.8% for the three and nine months ended September 30, 2011.

The difference in effective tax rates between the three and nine months ended September 30, 2012 and 2011 was driven by the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate.

We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain full valuation allowances on our

U.K., German, Netherlands, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

The effective tax rates for the three and nine months ended September 30, 2012 of 21.3% and 22.1%, respectively, differ from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, and due to the rate difference between the U.S. and non-US entities.

Net Income.  Net income for the three months ended September 30, 2012 was $4.0 million, or 4.9% of net sales, compared to $4.3 million, or 4.7% of net sales, for the same period in 2011. The decrease in net income is mainly attributable to lower sales volume, offset by the effect of a more favorable tax rate.  Net income for the nine months ended September 30, 2012 was $10.1 million, or 4.1% of net sales, compared to $8.7 million, or 3.5% of net sales, for the same period in 2011. The increase in net income is attributable to higher gross profit which is the result of favorable pricing and product mix and the effect of a more favorable tax rate. Basic earnings per share for the three and nine months ended September 30, 2012 were $0.35 and $0.87, respectively, compared to $0.37 and $0.75, respectively, for the same periods ended September 30, 2011. Diluted earnings per share for the three and nine months ended September 30, 2012 were $0.34 and $0.87, respectively, compared to $0.36 and $0.75, respectively, for the same periods ended September 30, 2011.

Summary of Cash Flows for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$5,685	$(8,995)
Net cash used in investing activities	(6,127)	(12,612)
Net cash (used in) provided by financing activities	(3)	11,788
Effect of exchange rate changes on cash	216	135
Decrease in cash and cash equivalents	$(229)	$(9,684)

Capital expenditures (included in investing activities)	$(6,167)	$(13,520)

During the nine months ended September 30, 2012, we generated $5.7 million net cash from operating activities, an improvement of $14.7 million compared to $9.0 million net cash used in operating activities during the same period in 2011.  The improved cash flow from operating activities was driven by higher year-to-date profit partially offset by increases in finished goods inventory to support pending shipments as well as improved customer service levels. During the nine months ended September 30, 2012, net cash was primarily provided by collections on accounts receivables. The cash inflow was offset by cash used in inventory purchases, vendor payments, reduction in customer deposits, and contributions to the pension plans.

During the nine months ended September 30, 2011, we used $9.0 million net cash in operating activities. Primarily, cash was used for inventory purchases which increased due to higher demand for our products and related increase in production levels. Cash was also used to fund accounts receivables, and other working capital needs as business activity levels increased.  The outflow of cash was offset by cash provided by accounts payables and accrued expenses which increased due to higher production levels and higher customer deposits related to increased order activities.

Net cash used in investing activities was $6.1 million for the nine months ended September 30, 2012 compared to $12.6 million for the same period in 2011. The decrease was primarily due to lower capital expenditures as we had completed the construction portion of our facility expansion projects in Switzerland and China as of September 30, 2012.

Net cash used in financing activities was immaterial for the nine months ended September 30, 2012, compared to $11.8 million cash provided by financing activities for the same period in 2011. The decrease was primarily due to higher borrowings in 2011 to fund facility expansion in China and increasing working capital needs.  The decrease was also due to managing outstanding debt under our existing credit facilities to align financing activities to current working capital and investment needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  During the nine months ended September 30, 2012, cash flows from operating activities and available cash were sufficient to fund our investment activities, primarily capital expenditures for property, plant and equipment and other productive assets. We had additional borrowing capacity of $44.5 million at September 30, 2012, and $43.4 million at December 31, 2011, available under various credit facilities maintained by the Company and certain Company subsidiaries.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first nine months of 2012.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2012, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f)under the Exchange Act.

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

Hardinge Inc.

November 8, 2012	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 8, 2012	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

November 8, 2012	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)