Form 10-K
period 2012-12-31
HARDINGE INC
filed 2013-03-13
CIK 313716

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

         Indicate by check mark whether the registrant: is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was $103.3 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 29, 2012.

         There were 11,758,543 shares of Hardinge stock outstanding as of March 8, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Hardinge Inc.'s Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Commission on or about March 27, 2013 are incorporated by reference to Part III of this Form 10-K.

HARDINGE INC. AND SUBSIDIARIES
2012 Annual Report

i

PART I

ITEM 1.—BUSINESS

General

        Hardinge Inc.'s principal executive office is located within Chemung County at One Hardinge Drive, Elmira, New York 14902-1507. Unless otherwise mentioned or unless the context requires otherwise, all references to "Hardinge," "we," "us," "our," "the Company" or similar references mean Hardinge Inc. and its subsidiaries.

        Our website, www.hardinge.com, provides links to all of the Company's filings with the Securities and Exchange Commission. A copy of this annual report on Form 10-K and our other annual, quarterly, current reports, and amendments thereto filed with SEC are available on the website or can be obtained free of charge by contacting the Investor Relations Department at our principal executive office. Alternatively, such reports may be accessed at the Internet address of the SEC, which is www.sec.gov, or at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information about the operation of the SEC's Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

        We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metal-cutting machines. The Company has the following direct and indirect wholly owned subsidiaries:

North America:
Canadian Hardinge Machine Tools, Ltd	Toronto, Ontario, Canada
Hardinge Technology Systems, Inc.	Elmira, New York
Usach Technologies, Inc.	Elgin, Illinois
Europe:
Hardinge Holdings GmbH	St. Gallen, Switzerland
Hardinge Holdings B.V.	Amsterdam, Netherlands
Hardinge GmbH	Krefeld, Germany
Hardinge Machine Tools B.V.	Raamsdonksveer, Netherlands
L. Kellenberger & Co. AG	St. Gallen, Switzerland
Jones & Shipman Hardinge Limited	Leicester, England
Jones & Shipman Grinding Limited	Leicester, England
Jones & Shipman SARL	Bron, France
Asia:
Hardinge China, Limited	Hong Kong, People's Republic of China
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge Precision Machinery (Jiaxing) Company, Limited	Jiaxing, People's Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China
Hardinge Machine Tools B.V., Taiwan Branch	Nan Tou City, Taiwan, Republic of China

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

        In 2012, the Company acquired Usach Technologies, Inc. ("Usach"), an Illinois-based manufacturer of high precision internal and external grinding machines and systems. The acquisition of Usach complements and enhances our grinding product portfolio.

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

        New products are critical to our growth plans. We gain access to new products through internal product development, acquisitions, joint ventures, license agreements, and partnerships. Products are introduced each year to both broaden our product offering, to take advantage of new technologies available to us, and to replace older models nearing the end of their respective product life cycles. These technologies generally allow our machines to run at higher speeds and with more power, thus increasing their efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another. Generally, our machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites, and exotic materials.

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

        The sale of repair parts is important to our business. Certain parts on machines wear out, fail, or need to be replaced due to misuse over time. Customers will buy parts from us throughout the life of the machine, which typically extends over many years. There are thousands of machines in operation in the world for which we provide those repair parts and in many cases the parts are available exclusively from us. In addition, we offer an extensive line of accessories including workholding, toolholding, and other industrial support products, which may be used on both our machines and those produced by others.

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

        We promote recognition of our products in the marketplace through advertising in trade publications, web presences, email newsletters, and participation in industry trade shows. In addition, we market our non-machine products through publication of general catalogues and other targeted catalogues, which we distribute to existing and prospective customers. We have a considerable presence on the internet at www.hardinge.com where customers can obtain information about our products and place orders for workholding, rotary, knee mill products and repair parts.

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

        No single customer or related group of customers accounted for more than 10% our consolidated sales in 2012 or 2011. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

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

        We compete in various sectors of the machine tool market within the products of turning, milling, grinding and workholding. We compete with numerous vendors in each market sector we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service, and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level their products can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as Mori-Seiki, Mazak, and Okuma, which are based in Japan, and DMG, which is based in Germany. Competition in our more standard turning and milling equipment comes, in part, from those companies as well as Doosan, which is based in South Korea, and Haas which is based in the U.S., as well as many Taiwanese companies. Our cylindrical grinding machines compete primarily with Studer, a Swiss Company as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with Okamoto in Japan and Chevalier in Taiwan. Our accessories products compete with many smaller companies.

        The overall number of our competitors providing product solutions serving our target markets may increase. Also, the overall composition of companies with which we compete may change as we broaden our product offerings and the geographic markets we serve. As we expand into new market areas, we will face competition not only from our existing competitors but from other competitors as well, including existing companies with strong technological, marketing and sales positions in those markets. In addition, several of our competitors may have greater resources, including financial, technical, and engineering resources, than we do.

Sources and Availability of Components

        We produce certain of our lathes, knee mills, and related products at our Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. The Jones & Shipman grinding machines are manufactured at our Leicester, England plant. The Usach grinding machines are manufactured at our Elgin, Illinois plant. We produce machining centers and lathes at our facilities in Hardinge Taiwan in Nan Tou, Taiwan and Hardinge Precision Machinery (Jiaxing) Company, Ltd. in Jiaxing, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and historically, we have not experienced a serious supply interruption. However, in 2011, because of the increase in demand driven by early 2011 worldwide order activity, producers of bearings, ball screws, and linear guides had difficulty meeting the rise in demand. Similar demand increase in the future could impact our production schedules.

        A major component of our computer controlled machines is the computer and related electronics package. We purchase these components from Fanuc Limited, a Japanese electronics company, Heidenhain, a German control supplier, or from Siemens, another German control manufacturer. While we believe that design changes could be made to our machines to allow sourcing from several other existing suppliers, and we occasionally do so for special orders, a disruption in the supply of the computer controls from one of our suppliers could cause us to experience a substantial disruption of our operations, depending on the circumstances at the time. We purchase parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

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

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $12.1 million, $12.2 million and $9.4 million, in 2012, 2011 and 2010, respectively.

Patents

        Although we hold several patents with respect to certain of our products, we do not believe that our business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

        Hardinge's business and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, our quarterly results are subject to fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. Given that a large percentage of our sales are from Asia, the impact of plant shutdowns in that region by us and our customers due to the celebration of the Lunar New Year holiday may impact the first quarter sales, income from operations, and net income, and result in the first quarter being the lowest quarter of the year.

        The ability to deliver products within a short period of time is an important competitive criterion. We must have inventory on hand to meet customers' delivery expectations, which for standard machines typically range from immediate to eight weeks delivery. Meeting this requirement is especially difficult with some of our products, where delivery is extended due to time associated with shipping on ocean-going vessels, depending on the location of the customer. This creates a need to have inventory of finished machines available in our major markets to serve our customers in a timely manner.

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

        Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party ("PRP") at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that our operations or property have contributed or are contributing to the contamination. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., the PRPs, have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

        The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, the draft Feasibility Study. The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. We estimate that our portion of the potential costs range from $0.1 million to $0.5 million.

        Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company's share of remediation expenses at the Pond. This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

        We believe, based upon information currently available that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation. Though the foregoing reflects the Company's current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

Employees

        As of December 31, 2012, Hardinge Inc. employed 1,417 persons, 435 of whom were located in the United States. Management believes that relations with our employees are good.

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

        For many of our customers, the purchase of our machines represents a significant capital expenditure. For others, the purchase of our machines is a part of a larger improvement or expansion of manufacturing capability. For all, the purchase represents a long term commitment of capital raised by incurrence of debt, issuance of equity or use of cash flow from operations. Current global economic and financial difficulties across the world are well documented. Governments in Europe, Asia and the U.S. have intervened in an effort to improve conditions. These interventions may have reduced the overall impact of the crisis which began in 2008, but have also themselves caused instability, uncertainty and doubt which continue to the present. As a result, many of our customers have uncertain cash flows and have reduced access to credit and equity markets, all of which make commitment to larger long term capital projects difficult.

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

        We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2012, approximately 75% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These factors include:

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

        Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, and anti-corruption regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer products in one or more countries, and could adversely affect our reputation, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents, as well as those companies to which we outsource certain of our business operations, will not violate our policies.

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

  •
  Incur large and immediate write-offs and restructuring and other related expenses; and

  •
  Become subject to litigation.

        Acquisitions are inherently risky, and no assurance can be given that our future acquisitions, if any, will be successful and will not have material adverse affect on our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Additionally, we may incur significant expenses related to potential acquisitions that are not completed. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities, and personnel to an inability to do so. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

        We manufacture products with a relatively high iron casting or steel content, commodities for which worldwide prices fluctuate. The availability of and prices for these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, raw material cost increases can be passed on to customers in the form of price increases; in other cases, they cannot. If raw material prices increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our business, results of operations and financial condition.

Our quarterly results may fluctuate based on customer delivery requirements.

        Our quarterly results are subject to significant fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. With individual machines priced as high as $1.8 million and several machines frequently sold together as a package, a request by a customer to delay shipment at quarter end could significantly affect our quarterly results. Given that a large percentage of our sales are from Asia, the impact of the plan shut-downs of one to two weeks in that region by us and our customers due to the celebration of the Lunar New Year holiday, our first quarter sales, income from operations, and net income may be the lowest quarter of the year.

Our expenditures for post-retirement pension obligations could be materially higher than we have predicted if our underlying assumptions prove to be incorrect or we are required to use different assumptions.

        We provide defined benefit pension plans to eligible employees. Our pension expense, the funding status of our plans and related charges in other comprehensive income, and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate.

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

        For the year ended December 31, 2012, the value of our pension plan assets increased by $20.9 million primarily due to the strong investment performance. The investment performance of our pension plan assets could significantly impact the growth of those assets. Should the assets earn a return less than the assumed rate of return over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of the assumed rate of return may reduce future pension expenses and funding requirements.

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

        To develop the expected long-term rate of return on assets assumption, for our domestic and major foreign plans, we consider the current level of expected returns on risk free investments (primarily government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

        For pension accounting purposes in our U.S. based plans, which is the largest of our plans, the rate of return assumed on the market-related value of plan assets for determining pension expense was 7.75% for 2012 and 8.00% for 2011. The discount rate used for determining the obligation was 4.31% at December 31, 2012 compared to 5.11% at December 31, 2011.

        We have two defined benefit plans associated with our Swiss subsidiary. When viewed in aggregate, these two plans constitute the second largest of our defined benefit plans. The rate of return assumed on the market-related value of plan assets for determining pension expense on plan assets was 3.70% for 2012 and 3.90% for 2011. The discount rate used for determining the obligation was 2.00% at December 31, 2012 compared to 2.70% at December 31, 2011.

        During 2012, Congress enacted the Moving Ahead for Progress in the 21st Century Act ("MAP-21"). In the short-term, MAP-21 will increase the discount rates used to determine funding liabilities, resulting in significantly lower pension contributions. As a result of MAP-21 and based on the assumptions and estimates, including stock market prices and interest rates, we expect to make no cash contribution to our U.S. qualified pension plan and a contribution of approximately $0.5 million to our U.S. based supplemental pension plans in 2013. We also expect to make contributions of approximately $2.5 million to the foreign plans in 2013. If our current assumptions and estimates are not correct, contributions in years beyond 2013 may be more or less than the projected 2013 contributions.

        In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2012, the excess of consolidated projected benefit obligations over plan assets was $47.1 million and the excess of consolidated accumulated benefit obligations over plan assets was $41.9 million.

Our U.S. defined benefit pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.

        We record a liability associated with the U.S. qualified defined benefit pension plan equal to the excess of the benefit obligation over the fair value of plan assets. The liability recorded at December 31, 2012 was $34.3 million. As a result of the enactment of MAP-21, we do not expect to make any funding contributions to our domestic defined benefit pension plan in 2013. Contribution levels are largely contingent on asset returns and corporate bond yields. If the performance of the assets in our U.S. defined benefit pension plan does not meet our expectations and/or corporate bond yields decrease, our future contributions to the plan could increase. Our U.S. defined benefit pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances.

If we are unable to attract and retain skilled employees to work at our manufacturing facilities our operations and growth prospects would be adversely impacted.

        We conduct substantially all of our manufacturing operations in less densely populated urban areas, which, in many cases, may represent a relatively small market for skilled labor force. Our continued success depends on our ability to attract and retain a skilled labor force at these locations. If we are not able to attract and retain the personnel we require, we may be unable to develop, manufacture, and market our products, or to expand our operations in a manner that best exploits market opportunities and capitalizes on our investment in our business. This would materially adversely affect our business, operating results and financial condition.

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

        Our factories, facilities, and distribution system are subject to the risk of catastrophic loss due to fire, flood, terrorism, or other natural or man-made disasters. In particular, several of our facilities could be subject to a catastrophic loss caused by earthquake due to their locations. Our facilities in Southeast Asia are located in areas with above average seismic activity. If any of our facilities were to experience a catastrophic loss, it could disrupt our operations, delay production, shipments and revenue, and result in large expenses to repair or replace the facility.

We rely in part on independent distributors and the loss of these distributors could adversely affect our business.

        In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2012, approximately 72% of our sales were through distributors and agents. No distributor accounted for more than 6% of our consolidated sales in 2012. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs and inaccuracies in such forecasts could adversely affect our business.

        We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay, or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay, or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or our workforce to minimize the effect of the lost revenue on our business. During 2012 and 2011, net orders and related sales were impacted by order cancellations of $4.6 million and $15.9 million, respectively, primarily due to the global economic conditions.

We could face potential product liability claims relating to products we manufacture, which could result in us having to expend significant time and expense to defend these claims and to pay material amounts in damages or settlement.

        We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage; however, such insurance does not cover all types of damages that could be assessed against us in a product liability claim and the coverage amounts are subject to certain limitations under the applicable policies. We may not be able to obtain product liability insurance on acceptable terms in the future. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations or prospects. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

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

        Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party ("PRP") at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that our operations or property have contributed or are contributing to the contamination. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., the PRPs, have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

        The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 2013, the draft Feasibility Study. The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. We estimate that our portion of the potential costs range from $0.1 million to $0.5 million.

        Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company's share of remediation expenses at the Pond. This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

        We believe, based upon information currently available that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation. Though the foregoing reflects the Company's current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

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

Item 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Owned Properties:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
Jiaxing, China	Manufacturing, Engineering, Demonstration, and Administration (Buildings and improvements are owned by the Company; land is under 50-year lease expiring November 2060)	7 acres 223,179 sq. ft
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Romanshorn, Switzerland	Manufacturing	2 acres 42,324 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, and Turnkey Systems	4 acres 41,500 sq. ft.

Leased Properties:

Location	Type of Facility	Square Footage	Lease Expiration Date
Shanghai, China	Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	68,620 sq. ft.	2/29/12
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Taichung, Taiwan	Manufacturing	30,243 sq. ft.	7/31/13
Elgin, Illinois	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	29,200 sq. ft.	12/19/17
Biel, Switzerland	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	19,375 sq. ft.	6/30/12
Krefeld, Germany	Sales, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20

ITEM 3.—LEGAL PROCEEDINGS

        The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which we are currently involved, individually or in the aggregate, is anticipated to be material to our financial condition, results of operations, or cash flows.

ITEM 4.—MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table reflects the highest and lowest values at which our common stock traded in each quarter of the last two years. Our common stock trades on the NASDAQ Global Select Market under the symbol "HDNG". The table also includes dividends per share, by quarter:

	2012			2011
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$11.29	$7.99	$0.02	$14.00	$8.64	$0.005
June 30,	11.65	8.20	0.02	13.80	9.76	0.005
September 30,	10.55	8.56	0.02	12.13	7.76	0.02
December 31,	10.92	8.57	0.02	9.98	6.97	0.02

        At March 8, 2013, there were 246 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

        The following table provides information about the Company's repurchases of our common stock by month for the quarter ended December 31, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, - October 31, 2012	—	—
November 1, - November 30, 2012	76	$9.41
December 1, - December 31, 2012	2,485	$9.70

Total	2,561

        The above shares repurchased in the quarter ended December 31, 2012 were part of the Company's Incentive Compensation Plan to satisfy tax withholding obligations.

Performance Graph

        The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of 16 peer issuers. The companies included in our peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our peer group includes Altra Holding, Inc., Amtech Systems Inc., Cohu, Inc., Columbus McKinnon Corp., Electro Scientific Industries Inc., Flow International Corporation, Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., Newport Corporation, NN, Inc., Sifco Industries Inc., Transcat Inc., Twin Disc Inc., and Zygo Corporation. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2007. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge, Inc., the NASDAQ Composite Index, and a Peer Group

*
$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31	2007	2008	2009	2010	2011	2012
Hardinge Inc.	100.00	24.40	33.41	59.30	49.27	61.35
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
Peer Group	100.00	41.13	58.59	94.55	85.77	78.92

ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other information included herein (amounts in thousands except per share data):

	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA
Net sales	$334,413	$341,573	$257,007	$214,071	$345,006
Cost of sales	237,576	250,545	195,717	173,275	252,741

Gross profit	96,837	91,028	61,290	40,796	92,265
Selling, general and administrative expense	76,196	73,599	65,650	68,000	95,676
Loss (gain) on sale of assets	80	46	(1,045)	240	(54)
Other expense (income)	479	786	(560)	556	2,120
Impairment charges(1)	—	—	(25)	1,650	24,351

Operating income (loss)	20,082	16,597	(2,730)	(29,650)	(29,828)
Interest expense	859	339	426	1,926	1,714
Interest income	(118)	(101)	(90)	(114)	(285)

Income (loss) before income taxes	19,341	16,359	(3,066)	(31,462)	(31,257)
Income taxes	1,486	4,373	2,168	1,847	3,048

Net income (loss)(1)	$17,855	$11,986	$(5,234)	$(33,309)	$(34,305)

PER SHARE DATA:
Weighted-average common shares outstanding	11,557	11,463	11,409	11,372	11,309
Basic earnings (loss) per share(2)	$1.53	$1.03	$(0.46)	$(2.93)	$(3.04)

Weighted-average diluted shares outstanding	11,596	11,548	11,409	11,372	11,309
Diluted earnings (loss) per share(2)	$1.53	$1.02	$(0.46)	$(2.93)	$(3.04)

Cash dividends declared per share	$0.08	$0.05	$0.02	$0.025	$0.16

BALANCE SHEET DATA
Working capital	$127,829	$126,851	$126,669	$129,549	$151,613
Total assets	325,654	311,669	274,847	242,204	309,825
Total debt	19,989	21,537	5,044	5,022	28,121
Shareholders' equity	161,207	147,023	157,902	161,530	168,127

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

(2)
We adopted the provisions of ASC 260 on January 1, 2009, which establishes that unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of these provisions resulted in an increase in basic and diluted loss per share of $0.01 in 2008.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding, and milling machines and related accessories. We are geographically diversified with manufacturing facilities in Switzerland, Taiwan, the United States ("U.S."), China, and the United Kingdom ("U.K.") with sales to most industrialized countries. Approximately 75% of our 2012 sales were to customers outside of North America, 80% of our 2012 products sold were manufactured outside of North America, and 69% of our employees were outside of North America.

        Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

        General economic growth around the world was slower than 2011 driven by the decelerating economy in China and uncertainties surrounding European financial and fiscal conditions. The concerns over economic situations negatively impacted our customers' decision for capital spending. Consequently, 2012 order volumes decreased by $84.5 million, or 23%, compared to 2011.

        Metrics on machine tool market activity watched by our management include world machine tool consumption (a proxy for shipments), as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology ("AMT"), the primary industry group for U.S. machine tool manufacturers. World machine tool consumption data as reported by the Metalworking Insiders Report showed a decrease in machine tool consumption of 2.5% in 2012 compared to an increase of 34.3% in 2011. This report indicates that 2012 consumption in China, the world's largest market, decreased by 1% (in US dollars) after a 35% increase in 2011. Consumption in Germany, the world's fourth largest market, saw no change in consumption as measured in local currency in 2012 compared to an increase of 42% in 2011. In the United Kingdom, machine tool consumption measured in local currency increased by 11% in 2012 and 28% in 2011. In the U.S., 2012 machine tool consumption increased by 19%, as compared to a 53% increase in 2011. In 2012, U.S. orders for metal-cutting machine tools reported by the AMT were $5.7 billion, relatively flat when compared to $5.6 billion reported in 2011. The AMT's statistics are reported on a voluntary basis from member companies. The report includes metal-cutting machines of all types and sizes, including segments in which we do not compete.

        Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement is the Purchasing Managers Index ("PMI"), as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published by trade associations in those countries.

        Non-machine sales, which include collets, accessories, repair parts and service revenue, historically account for approximately 24% of overall sales and are an important part of our business due to an installed base of thousands of machines. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

        Below is a summary of the percentage changes for the annual average rates of our functional currencies as compared to their respective USD equivalents:

	2012 compared to 2011	2011 compared to 2010
	increase / (decrease)	increase / (decrease)
CHF	(5.7)%	17.6%
CNY	2.4%	4.8%
EUR	(7.6)%	4.9%
GBP	(1.2)%	3.7%
TWD	(0.7)%	7.2%

        The fluctuations of the foreign currency exchange rates during 2012 resulted in unfavorable currency translation impact of approximately $3.9 million on new orders and $4.8 million on sales, as compared to 2011. The fluctuations of the foreign currency exchange rates during 2011 resulted in favorable currency translation impact of approximately $18.0 million on new orders and $20.9 million on sales, as compared to 2010.

Results of Operations

Comparison of the years ended December 31, 2012 and 2011

        The following table summarizes certain financial data for 2012 and 2011:

	2012	% of Sales	2011	% of Sales	$ Change	% Change
	(dollar and share data in thousands)
Orders	$288,378		$372,855		$(84,477)	(23)%
Sales	334,413		341,573		(7,160)	(2)%
Gross profit	96,837	29.0%	91,028	26.6%	5,809	6%
Selling, general and administrative expenses	76,196	22.8%	73,599	21.5%	2,597	4%
Loss on sale of assets	80		46		34	74%
Other expense	479		786		(307)	(39)%
Income from operations	20,082	6.0%	16,597	4.9%	3,485	21%
Net income	17,855	5.3%	11,986	3.5%	5,869	49%
Basic earnings (loss) per share	$1.53		$1.03		$0.50
Weighted average shares outstanding	11,557		11,463		94
Diluted earnings (loss) per share	$1.53		$1.02		$0.51
Weighted average shares outstanding	11,596		11,548		48

        Orders:    Orders for 2012 were $288.4 million, a decrease of $84.5 million or 23% compared to 2011 orders of $372.9 million. The decrease from 2011 was the result of lower demand for machine tools attributable, in part, to the decelerating Chinese economy along with the uncertainty in Europe due to overall economic and fiscal conditions. The decrease was also the result of exceptional growth experienced by machine tool industry during the first half of 2011. Our order volumes during 2011 were at historically high levels as customers reacted to the increasing prices and extended lead times which were driven by constraints on the machine tool supply chain due to considerable improvement in worldwide demand caused by a strong recovery in the industry. Foreign currency translation had an unfavorable impact on orders of approximately $3.9 million for the year 2012 compared to 2011.

        The following table presents 2012 and 2011 orders by region:

	2012	2011	Change	% Change
	(in thousands)
Orders from Customers in:
North America	$78,982	$95,435	$(16,453)	(17)%
Europe	105,978	120,410	(14,432)	(12)%
Asia	103,418	157,010	(53,592)	(34)%

Total	$288,378	$372,855	$(84,477)	(23)%

        North America orders decreased by $16.5 million or 17% for the year 2012 compared to 2011. The decrease in North America orders was driven, in part, as our U.S.-based distributors' slowed their order levels to manage inventory. In addition, order levels during the first half of 2011 were high as our distributors gained traction in the market along with their end customers reacting to longer lead times resulting from supply chain constraints and potential for price increase due to the rising costs of raw material and components.

        Europe orders decreased by $14.4 million or 12% for the year 2012 compared to 2011. Foreign currency translation had an unfavorable impact of approximately $5.4 million to the overall decrease. Excluding the unfavorable foreign currency impact, Europe orders decreased by 9.0 million, or 8%, when compared to 2011. The decrease in order level over the prior year was attributable to the challenging economic and fiscal climate in the region.

        Asia orders decreased by $53.6 million or 34% for the year 2012 compared to 2011. Foreign currency translation had a favorable impact of approximately $1.5 million when compared to 2011. Excluding the favorable foreign currency impact, Asia orders decreased by $55.1 million, or 35%, when compared to 2011. The decrease was driven by soft demand, especially during the first nine months of the year, as a result of the decelerating Chinese economy during 2012 in contrast to a stimulated economy during the first nine months of 2011. The overall impact of the macroeconomic factors in 2011 was further influenced by supply chain constraints and customers placing orders to ensure deliveries as a result of long lead times for machine tools. Additionally, multiple machine orders from suppliers to the consumer electronics industry in China were $6.1 million in 2012, a $13.9 million decrease compared to 2011. Excluding such orders, Asia orders decreased by $39.7 million, or 29%, compared to 2011.

        Sales:    Sales for 2012 were $334.4 million, a decrease of $7.2 million or 2% compared to 2011 sales of $341.6 million. Foreign currency translation had an unfavorable impact of approximately $4.8 million when compared to 2011. Excluding the unfavorable foreign currency impact, sales decreased by $2.4 million, or 1%, when compared to 2011.

        The following table presents 2012 and 2011 sales by region:

	2012	2011	Change	% Change
	(in thousands)
Sales to Customers in:
North America	$83,547	$90,000	$(6,453)	(7)%
Europe	121,008	104,825	16,183	15%
Asia	129,858	146,748	(16,890)	(12)%

Total	$334,413	$341,573	$(7,160)	(2)%

        The geographic mix of sales as a percentage of total sales is shown in the table below:

	2012	2011	Percentage Point Change
Sales to Customers in:
North America	25.0%	26.3%	(1.3)
Europe	36.2%	30.7%	5.5
Asia	38.8%	43.0%	(4.2)

Total	100.0%	100.0%

        North America sales decreased by $6.5 million or 7% for the year 2012 compared to 2011. The decrease in North America sales was primarily due to strong sales of grinding machines in 2011 as compared to 2012. Additionally, 2011 sales in North America were driven by exceptionally strong fourth quarter activities as we met our customers' year-end delivery requirements.

        Europe sales increased $16.2 million or 15% for the year 2012 compared to 2011. 2012 sales to this region were unfavorably influenced by foreign currency translation of approximately $6.6 million. Exclusive of the currency impact, Europe sales increased by $22.8 million, or 22%, compared to 2011. The increase is primarily attributable to strong demand for machine tools in Germany and the United Kingdom, particularly for our grinding machines.

        Asia sales decreased by $16.9 million or 12% for the year 2012 compared to 2011. Sales in this region in 2012 were favorably influenced by foreign currency translation of approximately $1.8 million. Exclusive of the impact of currency, Asia sales decreased by $18.7 million, or 13%, compared to 2011. This 13% decrease was the result of the decelerating economy in China throughout 2012.

        Machine sales represented approximately 78% and 77% of sales in 2012 and 2011, respectively. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

        Gross Profit:    Gross profit was $96.8 million or 29.0% of sales in 2012, compared to $91.0 million, or 26.6% of sales in 2011. The increase in gross profit and gross margin percentage is attributable to favorable product mix and improved pricing. In addition, lower raw material and component costs experienced in 2012 contributed to the increase in gross profit and gross margin percentage.

        Selling, General and Administrative Expense:    Selling, general and administrative ("SG&A") expense for the year 2012 was $76.2 million, or 22.8% of sales, compared to $73.6 million, or 21.5% of sales in 2011. The 2012 increase in SG&A was attributable to charges of $0.4 million related to the reorganization of operations in the United Kingdom, $0.3 million related to the acquisition of Usach Technologies, Inc., $0.2 million for environmental remediation costs, and $0.8 million in higher agent related sales commissions, increased variable selling related costs and inflationary increases. The increase in SG&A as a percentage of sales for 2012 was partially driven by reduced sales volume as well as the aforementioned increased costs.

        Loss on sale of assets:    In 2012, we recorded a loss of $0.1 million on sale of assets. In 2011, the loss on sale of assets was not material.

        Other expense:    Other expense was $0.6 million and $0.8 million in 2012 and 2011, respectively. The expense in 2012 and 2011 is primarily related to foreign currency losses.

        Income from Operations:    Income from operations in 2012 was $20.1 million compared to $16.6 million in 2011. The increase in income from operations was driven by higher gross profit in 2012 as compared to 2011. Income from operations in 2012 included charges of $0.4 million related to the reorganization of operations in the United Kingdom, $0.3 million related to the acquisition of Usach Technologies, Inc., and $0.2 million accrual for environmental remediation costs

        Interest Expense & Interest Income:    Interest expense includes interest incurred on borrowings under our credit facilities, amortization of deferred financing costs associated with these facilities and related commitment fees. Interest expense for 2012 was $0.9 million compared to $0.3 million for 2011. The increase in interest expense for 2012 compared to 2011 is mainly attributable to the full year 2012 impact of our long term financing entered into in December 2011 as well as our higher average outstanding indebtedness under our working capital facilities. Interest income was $0.1 million in 2012 and in 2011.

        Income Tax Expense:    Income tax expense in 2012 was $1.5 million compared to $4.4 million for 2011. The effective tax rate was 7.7% in 2012 and 26.7% in 2011. Generally, income tax expense represents tax expense on profits in certain of the Company's foreign subsidiaries. The decrease in the income tax expense in 2012 is primarily driven by lower valuation allowances required on certain deferred tax assets as a result of the acquisition of Usach Technologies, Inc. as well as a change in the mix of earnings by jurisdiction as compared to 2011.

        We continually assess all available positive and negative evidence in accordance with ASC Topic 740 to evaluate whether deferred tax assets are realizable. To the extent that it is more likely than not that all or a portion of our deferred tax assets in a particular jurisdiction will not be realized, a valuation allowance is recorded. We currently maintain a valuation allowance against all or a portion of our deferred tax assets in the U.S., Canada, U.K., Germany, Switzerland, and the Netherlands.

        Net Income (Loss):    Net income for 2012 was $17.9 million or 5.3% of sales, compared to $12.0 million or 3.5% of sales in 2011. Basic earnings per share were $1.53 for 2012 and $1.03 for 2011. Diluted earnings per share were $1.53 for 2012 and $1.02 for 2011.

Comparison of the years ended December 31, 2011 and 2010

        The following table summarizes certain financial data for 2011 and 2010:

	2011	% of Sales	2010	% of Sales	$ Change	% Change
	(dollar and share data in thousands)
Orders	$372,855		$296,702		$76,153	26%
Sales	341,573		257,007		84,566	33%
Gross profit	91,028	26.6%	61,290	23.8%	29,738	49%
Selling, general and administrative expenses	73,599	21.5%	65,650	25.5%	7,949	12%
Loss (gain) on sale of assets	46		(1,045)		1,091	104%
Other expense (income)	786		(585)		1,371	N/M
Income (loss) from operations	16,597	4.9%	(2,730)	(1.1)%	19,327	N/M
Net income (loss)	11,986	3.5%	(5,234)	(2.0)%	17,220	N/M
Basic earnings per share	$1.03		$(0.46)		$1.49
Weighted average shares outstanding	11,463		11,409		54
Diluted earnings per share	$1.02		$(0.46)		$1.48
Weighted average shares outstanding	11,548		11,409		139

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

        The following table presents 2011 and 2010 orders by region:

	2011	2010	Change	% Change
	(in thousands)
Orders from Customers in:
North America	$95,435	$67,213	$28,222	42%
Europe	120,410	90,618	29,792	33%
Asia	157,010	138,871	18,139	13%

Total	$372,855	$296,702	$76,153	26%

        North America orders increased by $28.2 million or 42% for the year 2011 compared to 2010. The increase in North America orders was driven by strong machine demand which was up $22.0 million or 67% in 2011 compared to 2010. The increase was primarily in the U.S. and was attributable to the strengthening of the U.S. industrial economy and the effectiveness of our restructured channels to market.

        Europe orders increased by $29.8 million or 33% for the year 2011 compared to 2010. Foreign currency translation had a favorable impact of approximately $13.0 million to the overall Europe increase which is primarily attributed to the strengthening of the Swiss Franc. Exclusive of the impact of currency, the increase is mainly attributed to strong machine order activity in Germany, the United Kingdom, Switzerland, and Turkey.

        Asia orders increased by $18.1 million or 13% for the year 2011 compared to 2010. Excluding orders from a China-based supplier to the consumer electronics industry, Asia orders increased by $40.8 million, or 39%, compared to 2010. This increase was heavily influenced by activities in China. Foreign currency translation had a favorable impact of approximately $5.0 million to the overall Asia increase.

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

        The following table presents 2011 and 2010 sales by region:

	2011	2010	Change	% Change
	(in thousands)
Sales to Customers in:
North America	$90,000	$58,438	$31,562	54%
Europe	104,825	74,449	30,376	41%
Asia	146,748	124,120	22,628	18%

Total	$341,573	$257,007	$84,566	33%

        The geographic mix of sales as a percentage of total sales is shown in the table below:

	2011	2010	Percentage Point Change
Sales to Customers in:
North America	26.3%	22.7%	3.6
Europe	30.7%	29.0%	1.7
Asia	43.0%	48.3%	(5.3)

Total	100.0%	100.0%

        North America sales increased by $31.6 million or 54% for the year 2011 compared to 2010. The increase in North America sales was driven by strong machine demand which was up $24.4 million or 106% in 2011 compared to 2010. The increase was primarily in the U.S. and was attributable to the strengthening U.S. industrial economy and the effectiveness of our restructured channels to market.

        Europe sales increased $30.4 million or 41% for the year 2011 compared to 2010. Sales in this region in 2011 were favorably influenced by foreign currency translation of approximately $15.8 million, which was driven by the strength of the Swiss Franc. Exclusive of the impact of currency, the increase is attributed to solid activity levels in Germany, the United Kingdom, Switzerland, and Turkey.

        Asia sales increased by $22.6 million or 18% for the year 2011 compared to 2010. Sales to a China-based supplier to the consumer electronics industry were $14.7 million in 2011 and $29.2 million in 2010. Excluding sales to this customer, Asia sales increased by $37.1 million, or 39%, compared to 2010. This 39% increase was driven by strong demand for machine tools, particularly in China. Compared to 2010, excluding sales to the supplier to the consumer electronics industry, sales in China increased $24.3 million in 2011, which contributed 66% of the $37.1 million increase in Asia sales. In addition, foreign currency translation had a favorable impact of approximately $5.1 million to the overall Asia increase.

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

        Selling, General and Administrative Expense:    Selling, general and administrative ("SG&A") expense for the year 2011 was $73.6 million, or 21.5% of sales, compared to $65.7 million, or 25.5% of sales in 2010. SG&A for the year 2010 included charges of $3.5 million for professional services related to an unsolicited tender offer, $0.6 million associated with the settlement of a tax audit in a foreign subsidiary, and $0.3 million related to Jones & Shipman acquisition costs. As a percentage of sales, 2011 SG&A improved by 4.0 percentage points compared to the 2010 SG&A. This improvement is reflective of increasing sales volume and the impact associated with the successful transformation changes to our business model and continued cost control efforts as well as the impact of aforementioned increased costs in 2010. Foreign currency translation had an unfavorable impact of approximately $4.4 million for the year 2011.

        Loss (Gain) on Sale of Assets:    In 2010, we recorded a gain of $1.0 million from sale of assets which was related to the Company's restructuring activity and was primarily in North America. In 2011, the loss on sale of assets was not material.

        Other Expense (Income):    Other expense in 2011 was $0.8 million compared to other income of $0.6 million in 2010. The 2010 other income included a gain of $0.6 million from the acquisition of Jones & Shipman.

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

        Interest Expense & Interest Income:    Interest expense includes interest incurred on borrowings under our credit facilities, amortization of deferred financing costs associated with these facilities and related commitment fees. Interest expense for the year 2011 was $0.3 million compared to $0.4 million for 2010. The decrease for 2011 compared to 2010 is attributed to lower average interest rates on our existing credit facilities. Interest income was $0.1 million in both 2011 and 2010.

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

        We maintain a full valuation allowance on the tax benefits of our U.S., U.K., German, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

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

        At December 31, 2012, cash and cash equivalents were $26.9 million, compared to $21.7 million at December 31, 2011. The current ratio at December 31, 2012 was 2.36:1 compared to 2.25:1 at December 31, 2011.

Cash Flows from Operating Activities:

        The table below shows the changes in cash flows from operating activities by component:

	2012	2011	Change
	(in thousands)
Net income	$17,855	$11,986	$5,869
Depreciation and amortization	7,451	7,736	(285)
Debt issuance amortization	78	124	(46)
(Benefit) provision for deferred taxes	(2,601)	(361)	(2,240)
Other adjustments to net income	80	46	34
Unrealized intercompany foreign currency transaction loss (gain)	853	(862)	1,715
Accounts receivable	17,522	(18,589)	36,111
Inventories	2,365	(18,123)	20,488
Other assets	4,486	444	4,042
Accounts payable	(11,538)	3,990	(15,528)
Customer deposits	(7,876)	8,469	(16,345)
Accrued expenses and postretirement benefits	(5,236)	(1,992)	(3,244)

Net cash provided by (used in) operating activities	$23,439	$(7,132)	$(30,571)

        In 2012, $23.4 million cash was provided by operating activities. Cash was primarily provided by collections on accounts receivables, reduced inventory levels, and releases of restricted cash. In addition, improved year-over-year profit also contributed to the improved cash flow. In 2012, cash was used to reduce accounts payable and accrued expenses which decreased due to slowing business activities as a result of lower order levels. Cash was also used in customer deposits which decreased as customer orders were fulfilled and delivered.

        In 2011, $7.1 million cash was used in operating activities. Cash was primarily used to fund accounts receivable growth as business activity levels increased from 2010, and used for inventory growth which increased due to higher demand for our products and the related increase in production levels. Cash was provided by customer deposits which increased due to higher order backlog levels. Cash was also provided by accounts payable which increased primarily due to increased purchasing activities to support production activities.

Cash Used In Investing Activities:

        The table below shows the changes in cash flows from investing activities by component:

	2012	2011	Change
	(in thousands)
Capital expenditures	$(7,641)	$(19,217)	$11,576
Proceeds from sale of assets	557	900	(343)
Acquisitions of businesses, net of cash acquired	(8,768)	—	(8,768)

Net cash used in investing activities	$(15,852)	$(18,317)	$2,465

        Net cash used in investing activities was $15.9 million for 2012, compared to $18.3 million in 2011. During 2012, we used $8.8 million, net of cash acquired , to fund the acquisition of Usach Technologies, Inc. Capital expenditures for 2012 were $7.6 million compared to $19.2 million in 2011. Capital expenditures for the expansion of manufacturing facilities in Switzerland and China were $3.3 million and $17.2 million in 2012 and 2011, respectively.

        Capital expenditures in fiscal 2013 are expected to be in the $4.0 million to $5.0 million range for general maintenance capital spending.

Cash (Used in)/ Provided by Financing Activities:

        The table below shows the changes in cash flows from financing activities by component:

	2012	2011	Change
	(in thousands)
Proceeds from short-term notes payable to bank	$51,626	$29,987	$21,639
Repayments of short-term notes payable to bank	(53,537)	(18,299)	(35,238)
Proceeds from long-term debt	1,268	6,011	(4,743)
Payments on long-term debt	(1,562)	(614)	(948)
Dividends paid	(931)	(581)	(350)
Other financing activities	(3)	(41)	38

Net cash (used in) provided by financing activities	$(3,139)	$16,463	$(19,602)

        Cash used in financing activities was $3.1 million in 2012, compared to cash provided by financing activities of $16.5 million in 2011. During 2012, the decrease in cash provided by financing activities was due to payments made under our existing credit facilities as well as scheduled principal payments under our long-term debt. Dividend payments increased by $0.4 million in 2012 as a result of an increase in total per share dividends paid in 2012 of $0.08 compared to $0.05 in 2011.

        At December 31, 2012 and 2011, total debt outstanding, including notes payable, was $20.0 million and $21.5 million, respectively.

Credit Facilities and Financing Arrangements:

        We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long-term loans, credit facilities, or lines of credit. In aggregate, these financing arrangements allow us to borrow up to $80.6 million at December 31, 2012, of which $58.6 million can be borrowed for working capital needs. As of December 31, 2012, $54.3 million was available for borrowing under these arrangements of which $46.1 million was available for working capital needs. Details of these financing arrangements are discussed below.

        In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is

180.0 million New Taiwanese Dollars ("TWD") ($6.2 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.2 million equivalent). The loan interest rate, 1.745% at December 31, 2012 and 1.75% at December 31, 2011, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 63.0 million ($2.2 million equivalent) at December 31, 2012 and TWD 81.0 million ($2.7 million equivalent) at December 31, 2011.

        In August 2011, Hardinge Precision Machinery (Jiaxing) Company Ltd.("Hardinge Jiaxing"), an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expires on January 30, 2014, provides up to 25.0 million in Chinese Renminbi ("CNY") ($4.0 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, 7.38% at December 31, 2012 and 7.98% at December 31, 2011, is the bank base rate plus a 20% mark-up and is subject to adjustment annually. The agreement calls for scheduled principal repayments in the amounts of CNY 6.0 million ($1.0 million equivalent), CNY 6.0 million ($1.0 million equivalent) and CNY 9.0 million ($1.4 million equivalent) on January 20, 2013, July 20, 2013 and January 30, 2014, respectively. The principal amount outstanding was CNY 21.0 million ($3.4 million equivalent) at December 31, 2012 and CNY 17.0 million ($2.7 million equivalent) at December 31, 2011.

        This loan agreement contains financial covenants pursuant to which the subsidiary is required to continually maintain a ratio of total liabilities to total assets less than 0.65:1.00 and a current ratio of more than 1.0:1.0. In addition, the subsidiary is not allowed to act as a guarantor to any third party. The loan agreement contains customary events of default and acceleration clauses. Additionally, the loan is secured by substantially all of the real property and improvements owned by the subsidiary. At December 31, 2012, we were in compliance with the covenants under the loan agreement.

        In December 2011, L. Kellenberger & Co. AG ("Kellenberger"), an indirectly wholly-owned subsidiary in Switzerland, entered into a credit facility with a local bank which provides for borrowing of up to 3.0 million in Swiss Franc ("CHF") ($3.3 million equivalent). Upon entering into the facility, the subsidiary obtained a loan of CHF 3.0 million ($3.3 million equivalent) with a five-year term maturing on December 23, 2016. Interest on the loan accrues at a fixed rate of 2.65%. Beginning in June 2012, payments of principal on the loan in the amount of CHF 150,000 ($0.2 million equivalent) are due on June 30 and December 31 in each remaining year of the term. The principal amount outstanding was CHF 2.7 million ($3.0 million equivalent) at December 31, 2012 and CHF 3.0 million ($3.2 million equivalent) at December 31, 2011.

        All borrowings under this facility are secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is also subject to a minimum equity covenant requirement whereby the equity of the subsidiary must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2012, we were in compliance with the covenants under the loan agreement.

        In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility, which expires on December 20, 2014 provides up to CNY 34.2 million (approximately $5.5 million) or its equivalent in other currencies for working capital and letter of credit purposes. Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility, currently at 6.6%, is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up. As of December 31, 2012, there were no borrowings outstanding under this facility.

        In June, 2012, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility. This facility, which expires on May 30, 2013, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.61% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. This facility replaced the existing $12.0 million facility entered into in July 2011, which expired on May 30, 2012. The principal amounts outstanding for these facilities were $9.0 million and $12.0 million at December 31, 2012 and 2011, respectively, and were included in the notes payable to bank on the Consolidated Balance Sheets.

        Kellenberger maintains two separate credit facilities with a bank. The first facility, entered into in August 2009 and subsequently amended in December 2009 and August 2010, provides for borrowing of up to CHF 7.5 million ($8.2 million equivalent) to be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity with maximum terms of 12 months. The second facility, entered into in August 2009 and amended in June 2010, provides for borrowings of up to CHF 6.0 million ($6.6 million equivalent) to be used for working capital purposes as a limit for cash credits in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The second facility is secured by certain real property owned by the subsidiary. The interest rate charged on these two facilities, currently at London Interbank Offered Rate ("LIBOR") plus 1.188% for a 90-day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of the subsidiary. At December 31, 2012 and 2011, there were no borrowings outstanding under these facilities.

        Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provided a credit facility of up to CHF 7.0 million ($7.6 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.3 million equivalent) of the facility was available for working capital purposes. The facility was secured by the subsidiary's certain real property up to CHF 3.0 million ($3.3 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.8 million equivalent), increased the funds available for working capital purposes to CHF $5.0 million ($5.5 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.4 million equivalent). The amended agreement terminates on September 1, 2013 and reverts to its pre-amendment terms. The interest rate, currently at LIBOR plus 2.5% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. It carries no commitment fees on unused funds. At December 31, 2012 and 2011, there were no borrowings outstanding under this facility.

        The above Kellenberger credit facilities are subject to a minimum equity covenant requirement where the minimum equity for the subsidary must be at least 35% of its balance sheet total assets. At December 31, 2012 and 2011, we were in compliance with the required covenant.

        In December 2009, we entered into a $10.0 million revolving credit facility with a bank. This facility is subject to annual renewal requirement. In December 2011, we modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December, 2012, we extended the maturity date of the facility to March 31, 2014 and reduced the interest rate from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. This credit facility is secured by substantially all of our U.S. assets (exclusive of real property), a negative pledge on our worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of our wholly-owned subsidiaries, which is the owner of the real property comprising our world headquarters. The credit facility does not include any financial covenants. The principal amounts outstanding under this facility was $2.5 million at December 31, 2012. There were no borrowings outstanding under this facility at December 31, 2011.

        In December, 2012, Usach Technologies, Inc., a directly wholly-owned domestic subsidiary, entered into a variable rate revolving credit facility with a bank that provides up to $2.0 million in financing for working capital needs. This credit facility matures on December 20, 2013. The interest rate is based on the daily prime rate as published in the Wall Street Journal with a minimum interest rate of 4.0%. This credit facility requires that the subsidiary maintain minimum tangible capital funds of not less than $1.5 million. Tangible capital funds are defined as net worth plus liabilities subordinated to the bank less any intangible assets. At December 31, 2012, there were no borrowings outstanding and we were in compliance with the minimum tangible capital requirement.

        We also have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2012. The principal amount outstanding was $0.5 million at December 31, 2011.

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.0 million at December 31, 2012. It expires on March 15, 2013. In total, we had various outstanding letters of credit totaling $15.6 million and $12.9 million at December 31, 2012 and 2011, respectively.

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.0 million, $2.5 million and $2.1 million, during the years ended December 31, 2012, 2011, and 2010, respectively.

        The following table shows our future commitments in effect as of December 31, 2012:

	2013	2014	2015	2016	2017	There-after	Total
	(in thousands)
Notes payable	$11,500	$—	$—	$—	$—	$—	$11,500
Long-term debt	2,873	2,392	948	638	328	1,310	8,489
Operating lease obligations	2,312	1,385	550	297	224	—	4,768
Purchase commitments	25,435	—	—	—	—	—	25,435
Standby letters of credit	15,489	—	141	—	—	—	15,630

        We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. In 2013, we expect to make approximately $2.5 million contributions to our foreign defined benefit pension plans and $0.5 million contributions to our domestic supplemental retirement plans. We do not expect to make any cash contribution to our qualified domestic defined benefit pension plan in 2013.

        We believe that the current available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2013.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        Our earnings are affected by changes in short-term interest rates as a result of our floating interest rate debt. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $0.5 million in

2012 and $0.3 million in 2011. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding borrowings.

        Our operations include manufacturing and sales activities in foreign jurisdictions. We currently manufacture our products in China, Switzerland, Taiwan, the United Kingdom, and the United States using production components purchased internationally, and we sell our products in those markets as well as other worldwide markets. Our subsidiaries in China, Germany, Switzerland, Taiwan, and the United Kingdom sell products in local currency to customers in those countries. These subsidiaries also transact business in currencies other than their functional currency outside of their home country. As a result of these sales in various currencies and in various countries of the world, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the USD, GBP, CHF, EUR, TWD, CNY and JPY. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of our subsidiaries, we are exposed to the effect of currency exchange rate changes on our cash flows, earnings and balance sheet. To mitigate this currency risk, we enter into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

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

        We believe that being able to offer immediate delivery on many of our products is critical to our competitive success. Likewise, we believe that maintaining an inventory of service parts, with a particular emphasis on purchased parts, is especially important to support our policy of maintaining serviceability of our products. Consequently, we maintain significant inventories of repair parts on many of our machine models, some of which are no longer in production. Our ability to accurately determine which parts are needed to maintain this serviceability is critical to our success in managing this element of our business.

        Goodwill and Intangible Assets.    We have acquired other machine tool companies and, in certain instances, the assets of machine tool companies. When doing so, we have estimated the fair value of the assets acquired, and have used traditional models for establishing purchase price based on EBITDA (earnings before interest, taxes, depreciation and amortization) multiples and present value of future cash flows. Consequently, the value of goodwill and purchased intangible assets on our balance sheet has been affected by the use of numerous estimates of the value of assets purchased and of future business opportunity. We review goodwill and indefinite lived intangible assets for impairment at least annually or when indictors of impairment are present.

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

        We annually review the discount rate to be used for retirement plan liabilities. In the U.S., we use bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using a rate of 4.31% and 5.11% at our plan measurement date of December 31, 2012 and 2011, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 2.34% and 3.01% at their measurement dates of December 31, 2012 and 2011, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $16.9 million. Conversely, an increase of one percent would decrease U.S. pension obligations by approximately $12.9 million. A decrease of one percent in the discount rate would increase the Swiss pension obligations by approximately $14.2 million. Conversely, an increase of one percent would decrease the Swiss pension obligations by approximately $11.7 million.

        A change in the discount rate can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.1 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.1 million. A decrease of one percent would increase the Swiss pension expense by approximately $1.3 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $1.2 million.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. For our domestic plans, the expected rate of return during fiscal 2013 is 7.75%, the same as the rate used for fiscal 2012. For our foreign plans, we used rates of return appropriate for each country which resulted in a blended expected rate of return of 3.91% for fiscal 2013, as compared to 4.07% for fiscal 2012. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Swiss pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $0.8 million.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hardinge Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York
March 13, 2013

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(In Thousands Except Share and Per Share Data)
Assets
Cash and cash equivalents	$26,855	$21,736
Restricted cash	2,634	4,575
Accounts receivable, net	51,871	65,909
Inventories, net	128,000	122,782
Other current assets	12,580	13,338

Total current assets	221,940	228,340
Property, plant and equipment, net	71,035	68,204
Goodwill and other intangible assets, net	30,321	12,765
Other non-current assets	2,358	2,360

Total non-current assets	103,714	83,329

Total assets	$325,654	$311,669

Liabilities and shareholders' equity
Accounts payable	$27,779	$36,952
Notes payable to bank	11,500	12,969
Accrued expenses	29,307	25,103
Customer deposits	15,720	18,881
Accrued income taxes	3,952	3,480
Deferred income taxes	2,980	2,556
Current portion of long-term debt	2,873	1,548

Total current liabilities	94,111	101,489
Long-term debt	5,616	7,020
Pension and postretirement liabilities	50,312	49,310
Deferred income taxes	3,431	2,391
Other liabilities	10,977	4,436

Total non-current liabilities	70,336	63,157
Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,072	114,369
Retained earnings	81,961	65,041
Treasury shares	(9,442)	(10,379)
Accumulated other comprehensive loss	(25,509)	(22,133)

Total shareholders' equity	161,207	147,023

Total liabilities and shareholders' equity	$325,654	$311,669

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In Thousands Except Per Share Data)
Sales	$334,413	$341,573	$257,007
Cost of sales	237,576	250,545	195,717

Gross profit	96,837	91,028	61,290
Selling, general and administrative expense	76,196	73,599	65,650
Loss (gain) on sale of assets	80	46	(1,045)
Other expense (income)	479	786	(585)

Income (loss) from operations	20,082	16,597	(2,730)
Interest expense	859	339	426
Interest income	(118)	(101)	(90)

Income (loss) before income taxes	19,341	16,359	(3,066)
Income taxes	1,486	4,373	2,168

Net income (loss)	$17,855	$11,986	$(5,234)

Per share data:
Basic earnings (loss) per share	$1.53	$1.03	$(0.46)

Diluted earnings (loss) per share	$1.53	$1.02	$(0.46)

Cash dividends declared per share	$0.08	$0.05	$0.02

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Net income (loss)	$17,855	$11,986	$(5,234)
Other comprehensive (loss) income:
Foreign currency translation adjustment	3,803	(1,436)	10,905
Retirement plans related adjustment	(8,326)	(21,750)	(10,697)
Unrealized gain (loss) on cash flow hedges	651	(533)	(90)

Other comprehensive (loss) income before tax	(3,872)	(23,719)	118
Income tax (benefit) expense	(496)	(607)	(968)

Other comprehensive (loss) income, net of tax	(3,376)	(23,112)	1,086

Total comprehensive income (loss)	$14,479	$(11,126)	$(4,148)

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In Thousands)
Operating activities
Net income (loss)	$17,855	$11,986	$(5,234)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment charge			(25)
Depreciation and amortization	7,451	7,736	7,042
Debt issuance amortization	78	124	310
Benefit for deferred income taxes	(2,601)	(361)	(1,983)
Loss (gain) on sale of assets	80	46	(1,045)
Gain on purchase of Jones & Shipman	—	—	(647)
Unrealized intercompany foreign currency transaction loss (gain)	853	(862)	615
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	17,522	(18,589)	(609)
Inventories, net	2,365	(18,123)	622
Other assets	4,486	444	(3,077)
Accounts payable	(11,538)	3,990	12,520
Customer deposits	(7,876)	8,469	5,691
Accrued expenses	(4,781)	(1,277)	3,697
Accrued postretirement benefits	(455)	(715)	(741)

Net cash provided by (used in) operating activities	23,439	(7,132)	17,136
Investing activities
Capital expenditures	(7,641)	(19,217)	(3,728)
Proceeds from sale of assets	557	900	1,576
Purchase of land use rights	—	—	(2,594)
Acquisitions of businesses, net of cash acquired	(8,768)	—	(3,014)

Net cash used in investing activities	(15,852)	(18,317)	(7,760)
Financing activities
Proceeds from short-term notes payable to bank	51,626	29,987	10,416
Repayments of short-term notes payable to bank	(53,537)	(18,299)	(10,272)
Proceeds from long-term debt	1,268	6,011	—
Repayments on long-term debt	(1,562)	(614)	(571)
Dividends paid	(931)	(581)	(232)
Other	(3)	(41)	(111)

Net cash (used in) provided by financing activities	(3,139)	16,463	(770)
Effect of exchange rate changes on cash	671	(223)	1,920

Net increase (decrease) in cash	5,119	(9,209)	10,526
Cash and cash equivalents at beginning of year	21,736	30,945	20,419

Cash and cash equivalents at end of year	$26,855	$21,736	$30,945

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In Thousands)
Balance at December 31, 2009	125	114,387	59,103	(11,978)	(107)	161,530

Net loss			(5,234)			(5,234)
Other comprehensive income, net of tax					1,086	1,086
Dividends declared			(232)			(232)
Shares issued pursuant to long-term incentive plan		(568)		568		—
Shares forfeited pursuant to long-term incentive plan		23		(23)		—
Amortization (long-term incentive plan)		574				574
Net issuance of treasury stock		(233)		411		178

Balance at December 31, 2010	125	114,183	53,637	(11,022)	979	157,902

Net income			11,986			11,986
Other comprehensive loss, net of tax					(23,112)	(23,112)
Dividends declared			(582)			(582)
Shares issued pursuant to long-term incentive plan		(497)		497		—
Shares forfeited pursuant to long-term incentive plan		47		(47)		—
Amortization (long-term incentive plan)		776				776
Net issuance of treasury stock		(140)		193		53

Balance at December 31, 2011	$125	$114,369	$65,041	$(10,379)	$(22,133)	$147,023

Net income			17,855			17,855
Other comprehensive loss, net of tax					(3,376)	(3,376)
Dividends declared			(935)			(935)
Shares issued pursuant to long-term incentive plan		(843)		843		—
Amortization (long-term incentive plan)		662				662
Net issuance of treasury stock		(116)		94		(22)

Balance at December 31, 2012	$125	$114,072	$81,961	$(9,442)	$(25,509)	$161,207

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

1. Significant Accounting Policies

Nature of Business

        Hardinge Inc. ("Hardinge", "we", "us" or "the Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. We sell our products to customers in North America, Europe and Asia. A substantial portion of our sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, communications, computer, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment and transportation.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current-year presentation.

Use of Estimates

        The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        Cash equivalents are highly liquid financial instruments with an original maturity of three months or less at the date of purchase.

Restricted Cash

        Occasionally, we are required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits or foreign exchange forward contracts. As of December 31, 2012 and 2011, the amount of restricted cash was approximately $2.6 million and $4.6 million, respectively.

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

DECEMBER 31, 2012

1. Significant Accounting Policies (Continued)

trade accounts receivable to be past due when in excess of 30 days past terms, and charge off uncollectible balances when all collection efforts have been exhausted.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was $2.3 million and $2.8 million at December 31, 2012 and 2011, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

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

Goodwill and Intangible Assets

        Goodwill and other separately recognized intangible assets with indefinite lives are not subject to amortization. Annually during the fourth quarter of our fiscal year, we review these assets for

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

1. Significant Accounting Policies (Continued)

impairment. We conduct this impairment review more frequently if an event occurs or circumstances change that would indicate the carrying amount may be impaired. For goodwill, we first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the applicable reporting unit is less than its carrying value. If, after assessing these events or circumstances, we determine that it is not more likely than not that the fair value of such reporting unit is less than its carrying amount, we will proceed to perform a two-step impairment analysis. For other separately recognized intangible assets with indefinite lives, we use a qualitative approach to test such assets for impairment if certain conditions are met. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified.

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

Income Taxes

        Deferred income tax assets and liabilities are recognized for the income tax consequences attributable to operating loss carryforwards, tax credit carryforwards, and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be reversed.

        A valuation allowance is established when it is more likely than not that all or a portion of deferred tax assets are not expected to be realized. The Company assesses all available positive and negative evidence to determine whether a valuation allowance is needed. Positive and negative evidence to be considered includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Supporting a conclusion that a valuation allowance is not necessary is difficult when there is negative evidence such as cumulative losses in recent years.

        We maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance on our U.K., German, Dutch, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities. We also maintain a valuation allowance against the deferred tax assets of one of our Swiss subsidiaries.

        The calculation of our tax liabilities requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. Our provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as federal and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

1. Significant Accounting Policies (Continued)

provincial jurisdictions in Switzerland, U.K., Canada, Germany, France, the Netherlands, China and Taiwan. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

        The Company accounts for uncertain tax positions using a more likely than not recognition threshold in accordance with ASC 740. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

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

Shipping and Handling Costs

        Shipping and handling costs are recorded as part of cost of goods sold.

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

DECEMBER 31, 2012

1. Significant Accounting Policies (Continued)

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

Research and Development Costs

        The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $12.1 million, $12.2 million and $9.4 million in 2012, 2011 and 2010, respectively.

Foreign Currency Translation and Re-measurement

        The functional currency of our foreign subsidiaries is their local currency. Net assets are translated at month end exchange rates while income, expense and cash flow items are translated at average exchange rates for the applicable period. Translation adjustments are recorded within accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency denominated transactions are included as a component of other income and expense in our Consolidated Statement of Operations.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

1. Significant Accounting Policies (Continued)

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

2. Net Inventories

        Net inventories consist of the following:

	December 31,
	2012	2011
	(in thousands)
Finished products	$56,596	$49,476
Work-in-process	32,468	28,549
Raw materials and purchased components	38,936	44,757

Inventories, net	$128,000	$122,782

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

3. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2012	2011
	(in thousands)
Land, buildings and improvements	$83,032	$73,657
Machinery, equipment and fixtures	73,169	68,303
Office furniture, equipment and vehicles	18,058	16,990
Construction in progress	325	9,212

	174,584	168,162
Accumulated depreciation	(103,549)	(99,958)

Property, plant and equipment, net	$71,035	$68,204

        Depreciation expense was $6.0 million, $6.1 million and $5.7 million for 2012, 2011 and 2010, respectively.

        During 2010, we recognized a gain of $1.0 million on the sale of assets primarily related to the sale of machinery and equipment classified as "held for sale" at the Elmira, NY manufacturing facility.

4. Goodwill and Intangible Assets

        A summary of goodwill activities follows:

	December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$—	$—
Acquisition	8,497	—

Balance at end of year	$8,497	$—

        In 2012, we recorded $8.5 million in goodwill and $9.4 million in other identifiable intangible assets associated with a business acquisition. See Footnote 17 for a detailed discussion of this acquisition. The gross carrying value of goodwill for the years ended December 31, 2012 and 2011 was $32.3 million and $23.8 million, respectively. Accumulated impairment losses were $23.8 million for the years ended December 31, 2012 and 2011, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

4. Goodwill and Intangible Assets (Continued)

        Summary of the major components of intangible assets other than goodwill are as follows:

	December 31,
	2012	2011
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,784	$2,746
Patents	3,006	2,965
Technical know-how, customer list, and other	12,392	5,785

Total gross amortizable intangible assets	18,182	11,496
Accumulated amortization:
Land rights	(116)	(59)
Patents	(2,807)	(2,704)
Technical know-how, customer list, and other	(3,870)	(3,235)

Total accumulated amortization	(6,793)	(5,998)

Amortizable intangible assets, net	11,389	5,498

Intangible asset not subject to amortization:
Assets associated with Bridgeport acquisition(1)	7,595	7,267
Assets associated with Usach acquisition(2)	2,840	—

	10,435	7,267

Intangible assets, net	$21,824	$12,765

(1)
Represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life. The $0.3 million increase in the balance from 2011 was the impact of foreign currency exchange.

(2)
Represents the value of the trade name associated with Usach Technologies, Inc. which the Company acquired in 2012. We use the Usach trade name on all of our grinding machines and grinding systems manufactured by Usach. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

        Amortization expense related to these amortizable intangible assets was $0.8 million for 2012, 2011 and 2010 respectively. The aggregated amortization expense on existing intangible assets for each of the next five years is approximately $1.5 million, $1.2 million, $1.1 million, $0.6 million and $0.5 million, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

5. Financing Arrangements

        We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long-term loans, credit facilities, or lines of credit. In aggregate, these financing arrangements allow us to borrow up to $80.6 million at December 31, 2012, of which $58.6 million can be borrowed for working capital needs. As of December 31, 2012, $54.3 million was available for borrowing under these arrangements of which $46.1 million was available for working capital needs. Total consolidated borrowings outstanding were $20.0 million at December 31, 2012 and $21.5 million at December 31, 2011. Details of these financing arrangements are discussed below.

Long-term Debt

        Long-term debt consists of:

	December 31,
	2012	2011
	(in thousands)
Mortgage loans	$5,119	$5,878
Construction loan	3,370	2,690

Total long-term debt	8,489	8,568
Current portion	(2,873)	(1,548)

Total long-term debt, less current portion	$5,616	$7,020

        The annual maturities of long-term debt for each of the five years after December 31, 2012, are as follows:

Year	Amounts
(in thousands)
2013	$2,873
2014	2,392
2015	948
2016	638
2017	328
Thereafter	1,310

$8,489

        In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($6.2 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.2 million equivalent). The loan interest rate, 1.745% at December 31, 2012 and 1.75% at December 31, 2011, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 63.0 million ($2.2 million equivalent) at December 31, 2012 and TWD 81.0 million ($2.7 million equivalent) at December 31, 2011.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

5. Financing Arrangements (Continued)

        In August 2011, Hardinge Precision Machinery (Jiaxing) Company Ltd.("Hardinge Jiaxing"), an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expires on January 30, 2014, provides up to 25.0 million in Chinese Renminbi ("CNY") ($4.0 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, 7.38% at December 31, 2012 and 7.98% at December 31, 2011, is the bank base rate plus a 20% mark-up and is subject to adjustment annually. The agreement calls for scheduled principal repayments in the amounts of CNY 6.0 million ($1.0 million equivalent), CNY 6.0 million ($1.0 million equivalent) and CNY 9.0 million ($1.4 million equivalent) on January 20, 2013, July 20, 2013 and January 30, 2014, respectively. The principal amount outstanding was CNY 21.0 million ($3.4 million equivalent) at December 31, 2012 and CNY 17.0 million ($2.7 million equivalent) at December 31, 2011.

        This loan agreement contains financial covenants pursuant to which the subsidiary is required to continually maintain a ratio of total liabilities to total assets less than 0.65:1.00 and a current ratio of more than 1.0:1.0. In addition, the subsidiary is not allowed to act as a guarantor to any third party. The loan agreement contains customary events of default and acceleration clauses. Additionally, the loan is secured by substantially all of the real property and improvements owned by the subsidiary. At December 31, 2012, we were in compliance with the covenants under the loan agreement.

        In December 2011, L. Kellenberger & Co. AG ("Kellenberger"), an indirectly wholly-owned subsidiary in Switzerland, entered into a credit facility with a local bank which provides for borrowing of up to 3.0 million in Swiss Franc ("CHF") ($3.3 million equivalent). Upon entering into the facility, the subsidiary obtained a loan of CHF 3.0 million ($3.3 million equivalent) with a five-year term maturing on December 23, 2016. Interest on the loan accrues at a fixed rate of 2.65%. Beginning in June 2012, payments of principal on the loan in the amount of CHF 150,000 ($0.2 million equivalent) are due on June 30 and December 31 in each remaining year of the term. The principal amount outstanding was CHF 2.7 million ($3.0 million equivalent) at December 31, 2012 and CHF 3.0 million ($3.2 million equivalent) at December 31, 2011.

        All borrowings under this facility are secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is also subject to a minimum equity covenant requirement whereby the equity of the subsidiary must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2012, we were in compliance with the covenants under the loan agreement.

Credit Facilities and Other Financing Arrangements

  Foreign Credit Facilities

        In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility, which expires on December 20, 2014 provides up to CNY 34.2 million (approximately $5.5 million) or its equivalent in other currencies for working capital and letter of credit purposes. Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility, currently at 6.6%, is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up. As of December 31, 2012, there were no borrowings outstanding under this facility.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

5. Financing Arrangements (Continued)

        In June, 2012, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility. This facility, which expires on May 30, 2013, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.61% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. This facility replaced the existing $12.0 million facility entered into in July 2011, which expired on May 30, 2012. The principal amounts outstanding for these facilities were $9.0 million and $12.0 million at December 31, 2012 and 2011, respectively, and were included in the notes payable to bank on the Consolidated Balance Sheets.

        Kellenberger maintains two separate credit facilities with a bank. The first facility, entered into in August 2009 and subsequently amended in December 2009 and August 2010, provides for borrowing of up to CHF 7.5 million ($8.2 million equivalent) to be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity with maximum terms of 12 months. The second facility, entered into in August 2009 and amended in June 2010, provides for borrowings of up to CHF 6.0 million ($6.6 million equivalent) to be used for working capital purposes as a limit for cash credits in CHF and/or in any other freely convertible foreign currencies with maximum terms of up to 36 months. The second facility is secured by certain real property owned by the subsidiary. The interest rate charged on these two facilities, currently at London Interbank Offered Rate ("LIBOR") plus 1.188% for a 90-day borrowing, is determined by the bank based on prevailing money and capital market conditions and the bank's risk assessment of the subsidiary. At December 31, 2012 and 2011, there were no borrowings outstanding under these facilities.

        Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provided a credit facility of up to CHF 7.0 million ($7.6 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.3 million equivalent) of the facility was available for working capital purposes. The facility was secured by the subsidiary's certain real property up to CHF 3.0 million ($3.3 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.8 million equivalent), increased the funds available for working capital purposes to CHF $5.0 million ($5.5 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.4 million equivalent). The amended agreement terminates on September 1, 2013 and reverts to its pre-amendment terms. The interest rate, currently at LIBOR plus 2.5% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. It carries no commitment fees on unused funds. At December 31, 2012 and 2011, there were no borrowings outstanding under this facility.

        The above Kellenberger credit facilities are subject to a minimum equity covenant requirement where the minimum equity for the subsidary must be at least 35% of its balance sheet total assets. At December 31, 2012 and 2011, we were in compliance with the required covenant.

  Domestic Credit Facilities

        In December 2009, we entered into a $10.0 million revolving credit facility with a bank. This facility is subject to annual renewal requirement. In December 2011, we modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

5. Financing Arrangements (Continued)

one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December, 2012, we extended the maturity date of the facility to March 31, 2014 and reduced the interest rate from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. This credit facility is secured by substantially all of our U.S. assets (exclusive of real property), a negative pledge on our worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of our wholly-owned subsidiaries, which is the owner of the real property comprising our world headquarters. The credit facility does not include any financial covenants. The principal amounts outstanding under this facility was $2.5 million at December 31, 2012. There were no borrowings outstanding under this facility at December 31, 2011.

        In December, 2012, Usach Technologies, Inc., a directly wholly-owned domestic subsidiary, entered into a variable rate revolving credit facility with a bank that provides up to $2.0 million in financing for working capital needs. This credit facility matures on December 20, 2013. The interest rate is based on the daily prime rate as published in the Wall Street Journal with a minimum interest rate of 4.0%. This credit facility requires that the subsidiary maintain minimum tangible capital funds of not less than $1.5 million. Tangible capital funds are defined as net worth plus liabilities subordinated to the bank less any intangible assets. At December 31, 2012, there were no borrowings outstanding and we were in compliance with the minimum tangible capital requirement.

        We also have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2012. The principal amount outstanding was $0.5 million at December 31, 2011.

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $1.0 million at December 31, 2012. It expires on March 15, 2013. In total, we had various outstanding letters of credit totaling $15.6 million and $12.9 million at December 31, 2012 and 2011, respectively.

6. Income Taxes

        The Company's pre-tax income (loss) for domestic and foreign sources is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$(4,142)	$(3,483)	$(8,467)
Foreign	23,483	19,842	5,401

Total	$19,341	$16,359	$(3,066)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

6. Income Taxes (Continued)

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal and state	$—	$—	$—
Foreign	4,736	5,086	3,645

Total current	4,736	5,086	3,645

Deferred:
Federal and state	(2,720)	—	(100)
Foreign	(530)	(713)	(1,377)

Total deferred	(3,250)	(713)	(1,477)

Total income tax expense	$1,486	$4,373	$2,168

        The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Operations:

	2012	2011	2010
Federal income taxes at statutory rate	35.0%	35.0%	(35.0)%
Taxes on foreign income which differ from the U.S. statutory rate	(18.1)	(19.8)	(48.6)
Effect of change in the enacted rate	(1.3)	(0.5)	2.0
Change in valuation allowance	(46.0)	10.6	141.5
U.S. taxation of international operations	37.3	0.0	0.0
Change in estimated liabilities	0.4	1.3	5.3
Other	0.4	0.1	5.5

	7.7%	26.7%	70.7%

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

6. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$31,568	$34,386
State tax credit carryforwards	6,915	6,888
Postretirement benefits	862	899
Deferred employee benefits	2,214	2,428
Accrued pension	15,097	13,918
Inventory valuation	2,281	2,014
Foreign tax credit carryforwards	2,677	4,197
Other	3,608	3,265

	65,222	67,995
Less valuation allowance	(57,698)	(62,672)

Total deferred tax assets	7,524	5,323

Deferred tax liabilities:
Tax over book depreciation	(4,428)	(4,082)
Inventory valuation	(2,323)	(2,388)
Intangible assets	(3,069)	—
Other	(1,367)	(1,275)

Total deferred tax liabilities	(11,187)	(7,745)

Net deferred tax liabilities	$(3,663)	$(2,422)

        Current deferred tax assets of $2.2 million and $1.6 million for 2012 and 2011, respectively, are reported in other current assets on the Consolidated Balance Sheets. Non-current deferred tax assets of $0.6 million and $0.9 million for 2012 and 2011, respectively, are reported in other non-current assets on the Consolidated Balance Sheets.

        In 2012, the valuation allowance decreased by $5.0 million. $2.7 million of the decrease is due to changes in the Company's existing U.S. valuation allowance as a result of its acquisition of Usach Technologies, Inc. which resulted in an income tax benefit. The remaining decrease of $2.3 million was due to operational results in the U.S., U.K., Germany, Switzerland, Canada, France, and the Netherlands, offset by an increase in minimum pension liabilities in the U.S. and other items recorded in other comprehensive income (loss).

        In 2011, the valuation allowance increased by $9.1 million. $2.4 million of the increase was due to operational results in the U.S., U.K., Germany, and the Netherlands, and an increase of $6.7 million due to the net increase in minimum pension liabilities in the U.S. and the U.K., and other items recorded in other comprehensive income (loss).

        At December 31, 2012, we have U.S. federal and state net operating loss carryforwards of $61.5 million and $28.6 million, respectively, which expire from 2023 through 2031. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

6. Income Taxes (Continued)

carryforwards that can be utilized. The U.S. net operating loss includes approximately $2.1 million of the net operating loss carryforwards for which a benefit will be recorded in additional paid in capital on the Consolidated Balance Sheets when realized. In addition, we have state investment tax credits of $6.9 million which have no expiration date. We also have foreign net operating loss carryforwards of $44.7 million, of which $14.6 million will expire between 2017 through 2032, and of which $ 30.1 million have no expiration date.

        At the end of 2012, the undistributed earnings of our foreign subsidiaries, which amounted to approximately $119.1 million, are considered to be indefinitely reinvested and, accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax credit calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of our foreign subsidiaries.

        We had been granted a tax holiday in China which expired in 2011. For 2011, our tax rate for our Chinese subsidiary was 24% and our tax rate in China was 25% in 2012.

        A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$2,333	$2,127	$2,443
Additions for tax positions related to the current year	—	592	—
Additions for tax positions of prior years	235	170	836
Reductions for tax positions of prior years	—	(83)	(575)
Reductions due to lapse of applicable statute of limitations	(54)	(23)	(91)
Settlements	—	(450)	(486)

Balance at end of period	$2,514	$2,333	$2,127

        If recognized, essentially all of the uncertain tax positions and related interest at December 31, 2012 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that certain of our uncertain tax positions pertaining to our foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. We estimate the change in uncertain tax positions for these items to be between $0.1 million and $0.9 million.

        We record interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Operations. The net increase in interest and net reduction in penalties were immaterial for 2012 and 2011. Accrued interest related to the uncertain tax positions was $0.7 million and $0.5 million at December 31, 2012 and 2011, respectively. Accrued penalties related to uncertain tax positions were $0.2 million and $0.2 million at December 31, 2012 and 2011, respectively. The accrued interest and penalties are reported in other liabilities on the Consolidated Balance Sheets.

        The tax years 2011 and 2012 remain open to examination by the U.S. federal taxing authorities. The tax years 2008 through 2012 remain open to examination by the U.S. state taxing authorities. For

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

6. Income Taxes (Continued)

our other major jurisdictions (Switzerland, U.K., Taiwan, Germany, Netherlands and China); the tax years between 2006 and 2012 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

7. Warranty

        A reconciliation of the changes in our product warranty accrual is as follows:

	December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$3,800	$3,298
Warranty settlement costs	(2,486)	(2,689)
Warranties issued	3,140	4,096
Changes in accruals for pre-existing warranties	(1,126)	(842)
Currency translation impact	104	(63)

Balance at end of period	$3,432	$3,800

8. Industry Segment and Foreign Operations

        Summary of domestic and foreign operations consist of the following:

	2012			Year Ended December 31, 2011			2010
	North America	Europe	Asia	North America	Europe	Asia	North America	Europe	Asia
	(in thousands)			(in thousands)			(in thousands)
Domestic Sales	$61,458	$119,665	$166,968	$68,005	$106,471	$150,721	$54,715	$78,194	$125,115
Export Sales	12,058	40,516	42,705	5,682	49,084	52,520	7,755	22,719	17,104

Gross Sales	73,516	160,181	209,673	73,687	155,555	203,241	62,470	100,913	142,219
Less Inter-area eliminations	11,514	32,223	65,220	7,653	36,219	47,038	9,391	20,728	18,476

Sales	$62,002	$127,958	$144,453	$66,034	$119,336	$156,203	$53,079	$80,185	$123,743

Identifiable Assets	$70,502	$129,201	$95,630	$60,383	$129,919	$108,602	$51,470	$119,461	$90,274

        Sales attributable to European and Asian operations are based on those sales generated by subsidiaries located in Europe and Asia.

        Inter-area sales are accounted for at prices comparable to normal, unaffiliated customer sales, reduced by estimated costs not incurred on these sales.

        We have no single customer who accounted for more than 10% of our consolidated sales in 2012 or 2011. In 2010, a customer who is a supplier to the consumer electronics industry accounted for 10.7% of our consolidated sales.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

8. Industry Segment and Foreign Operations (Continued)

        Machine sales accounted for approximately 78% of 2012 sales, 77% of 2011 sales and 75% of 2010 sales. Sales of non-machine products and services, primarily workholding, repair parts and accessories made up the balance.

        Summary of sales to external customers by country is as follows:

	Year Ended December 31,
	2012	% of Total	2011	% of Total	2010	% of Total
	(dollar amount in thousands)
United States	$79,013	23.6%	$84,673	24.8%	$54,426	21.2%
China	102,538	30.7%	111,670	32.7%	102,092	39.7%
Germany	39,595	11.8%	26,483	7.8%	25,267	9.8%
England	28,328	8.5%	24,420	7.1%	15,983	6.2%
Other foreign	84,939	25.4%	94,327	27.6%	59,239	23.1%

Total foreign	255,400	76.4%	256,900	75.2%	202,581	78.8%

Total	$334,413	100.0%	$341,573	100.0%	$257,007	100.0%

        Summary of net property, plant and equipment by country is as follows:

	Year Ended December 31,
	2012	% of Total	2011	% of Total	2010	% of Total
	(dollar amount in thousands)
United States	$14,210	20.0%	$14,550	21.3%	$15,336	27.1%
Switzerland	38,122	53.7%	36,540	53.6%	30,675	54.2%
China	9,737	13.7%	8,019	11.8%	915	1.6%
Taiwan	8,243	11.6%	8,039	11.8%	8,438	14.9%
Other foreign	723	1.0%	1,056	1.5%	1,264	2.2%

Total foreign	56,825	80.0%	53,654	78.7%	41,292	72.9%

Total	$71,035	100.0%	$68,204	100.0%	$56,628	100.0%

9. Employee Benefits

Pension and Postretirement Plans

        We provide a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The plan bases benefits upon both years of service and earnings through June 15, 2009. Our policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. For our foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Each foreign plan requires employee and employer contributions except Hardinge Taiwan, which requires only employer contributions. In 2010, we permanently froze the accrual of benefits under the domestic plan and one of our foreign plans.

        Domestic employees hired on or after March 1, 2004 have retirement benefits under our 401(k) defined contribution plan. After one year of service, we will contribute 4% of an employee's pay and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

9. Employee Benefits (Continued)

will further match 25% of the first 4% that the employee contributes. The June 15, 2009 suspension of the 25% company match as well as the 4% company contribution to the 401(k) plan was rescinded on January 1, 2011. We made contributions of $1.4 million and $0.1 million in 2012 and 2011, respectively. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit pension plan, employees that were actively participating in the domestic defined benefit pension plan became eligible to receive company contributions in the 401(k) plan. Additionally, upon reaching age 50, employees who were age 40 or older as of January 1, 2011 and were participants in the domestic defined benefit pension plan are provided enhanced employer contributions in the 401(k) plan to compensate for the loss of future benefit accruals under the defined benefit pension plan. We recognized $1.6 million and $1.5 million of expense for the domestic defined contribution plan in 2012 and 2011, respectively. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

        As a result of the permanent freeze to the accrual of benefits under the domestic plan and one of our foreign plans, we realized a net curtailment gain of $0.3 million in 2010. In 2012, we recognized a $3.2 million prior service credit in two of our foreign pension plans as a result of a plan amendment that changed the interest rates used to convert lump sums to annuity payments. This change is consistent with the lower interest rate environment in the jurisdiction which these two pension plans exist.

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

        In 2009 and 2008, we offered a Voluntary Early Retirement Program ("VERP") to eligible employees. Employees were eligible to participate in the VERP if the sum of their current age and length of service equaled 94 years. The VERP covers post-retirement health care costs for 60 months or until Medicare coverage begins, whichever occurs first. Through December 31, 2012, we have recognized $1.1 million in costs for the 2009 and 2008 VERP, of which $0.2 million and $0.4 million are included within the postretirement benefit obligation at December 31, 2012 and December 31, 2011, respectively.

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

        The discount rate for determining benefit obligations in the postretirement benefits plan was 4.21% and 4.92% at December 31, 2012 and 2011, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2012 by $0.2 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

9. Employee Benefits (Continued)

        A summary of the pension and postretirement benefits plans' funded status and amounts recognized in our Consolidated Balance Sheets is as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$201,168	$190,353	$2,429	$2,734
Service cost	1,246	1,449	18	18
Interest cost	8,159	8,583	111	138
Plan participants' contributions	1,524	1,530	422	464
Actuarial loss (gain)	18,917	10,580	30	(94)
Foreign currency impact	2,931	(596)	—	—
Benefits and administrative expenses paid	(6,949)	(10,560)	(698)	(831)
Plan amendment and other changes	(3,216)	(171)	—	—

Benefit obligation at end of period	$223,780	$201,168	$2,312	$2,429

Change in plan assets:
Fair value of plan assets at beginning of period	$155,840	$163,205	$—	$—
Actual return on plan assets	15,879	(2,413)	—	—
Employer contribution	7,816	4,429	276	367
Plan participants' contributions	1,524	1,530	422	464
Foreign currency impact	2,583	(351)	—	—
Benefits and administrative expenses paid	(6,949)	(10,560)	(698)	(831)

Fair value of plan assets at end of period	$176,693	$155,840	$—	$—

Funded status of plans	$(47,087)	$(45,328)	$(2,312)	$(2,429)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$1,451	$1,345	$—	$—
Current liabilities	(232)	(208)	(306)	(358)
Non-current liabilities	(48,306)	(46,465)	(2,006)	(2,071)

Net amount recognized	$(47,087)	$(45,328)	$(2,312)	$(2,429)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial (loss) gain	$(74,652)	$(63,708)	$277	$314
Transition asset	1,106	1,349	—	—
Prior service credit	3,552	301	254	607

Accumulated other comprehensive (loss) income	(69,994)	(62,058)	531	921

Accumulated contributions in excess of net periodic benefit cost	22,907	16,730	(2,843)	(3,350)

Net deficit recognized in Consolidated Balance Sheets	$(47,087)	$(45,328)	$(2,312)	$(2,429)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

9. Employee Benefits (Continued)

        The projected benefit obligations for the foreign pension plans included in the amounts above were $104.3 million and $92.9 million at December 31, 2012 and 2011, respectively. The plan assets for the foreign pension plans included above were $94.8 million and $82.4 million at December 31, 2012 and 2011, respectively.

        The accumulated benefit obligations for the foreign and domestic pension plans were $218.6 million and $196.0 million at December 31, 2012 and 2011, respectively.

        The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (all plans except one Swiss plan in 2012 and 2011):

	Pension Benefits
	December 31,
	2012	2011
	(in thousands)
Projected benefit obligations	$216,861	$195,308
Fair value of plan assets	168,322	148,634

Excess of projected benefit obligations over plan assets	$48,539	$46,674

        The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (all plans except Taiwan and one Swiss plan in 2012 and 2011):

	Pension Benefits
	December 31,
	2012	2011
	(in thousands)
Accumulated benefit obligations	$211,047	$189,684
Fair value of plan assets	167,241	147,640

Excess of accumulated benefit obligations over plan assets	$43,806	$42,044

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

9. Employee Benefits (Continued)

        A summary of the components of net periodic pension cost and postretirement benefit costs for the consolidated company is presented below. The pension cost includes an executive supplemental pension plan.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in thousands)			(in thousands)
Service cost	$1,246	$1,449	$1,313	$18	$18	$17
Interest cost	8,159	8,583	8,584	111	138	156
Expected return on plan assets	(9,495)	(10,089)	(9,430)	—	—	—
Amortization of prior service credit	(54)	(58)	(120)	(353)	(353)	(370)
Amortization of transition asset	(269)	(284)	(225)	—	—	—
Settlement/curtailment (gain) loss	—	—	(333)	—	—	—
Amortization of loss (gain)	2,417	1,794	866	(7)	—	—

Net periodic benefit cost	$2,004	$1,395	$655	$(231)	$(197)	$(197)

        A summary of the changes in pension and postretirement benefits recognized in other comprehensive loss is presented below:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in thousands)			(in thousands)
Net loss (gain) arising during period	$12,533	$23,082	$9,598	$30	$(94)	$36
Amortization of transition asset (obligation)	269	284	(18)	—	—	—
Amortization of prior service credit	54	58	509	353	353	370
Other (gain) loss	(3,216)	184	—	—	—	—
Amortization of (loss) gain	(2,417)	(1,794)	(722)	7	—	—
Foreign currency exchange impact	713	(321)	924	—	—	—

Total recognized in other comprehensive loss	7,936	21,493	10,291	390	259	406

Net recognized in net periodic benefit cost and other comprehensive loss	$9,940	$22,888	$10,946	$159	$62	$209

        The net periodic benefit cost for the foreign pension plans included in the amounts above was $1.9 million, $1.8 million, and $1.7 million, for the years ended December 31, 2012, 2011, and 2010, respectively.

        We expect to recognize $3.2 million of net loss, $0.3 million credit related to transition assets and $0.4 million of net prior service credit as components of net periodic pension cost in 2013 for our defined benefit pension plans. We expect to recognize $0.3 million of net prior service credit as a component of net periodic postretirement benefit cost in 2013.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

9. Employee Benefits (Continued)

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Assumptions at January 1
For the domestic plans:
Discount rate	5.11%	5.93%	4.92%	5.50%
Expected return on plan assets	7.75%	8.00%	N/A	N/A
For the foreign plans:
Weighted average discount rate	3.01%	3.09%
Weighted average expected return on plan assets	4.07%	4.24%
Weighted average rate of compensation increase	2.51%	2.51%

        Actuarial assumptions used to determine pension obligations and other postretirement benefit obligations include:

	Pension Benefits		Postretirement Benefits
	2012	2011	2012	2011
Assumptions at December 31
For the domestic plans:
Discount rate	4.31%	5.11%	4.21%	4.92%
For the foreign pension plans:
Weighted average discount rate	2.34%	3.01%
Weighted average rate of compensation increase	2.51%	2.51%

        For our domestic and foreign plans (except for the Taiwan plan), discount rates used to determine the benefit obligations are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit payments. The discount rate for the Taiwan plan is based on the yield on long-dated government bonds plus a spread. To develop the expected long-term rate of return on assets assumption, for our domestic and foreign plans, we considered the current level of expected returns on risk free investments (primarily government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption.

Investment Policies and Strategies

        For the domestic defined benefit pension plan, the plan targets an asset allocation of approximately 55% equity securities, 36% debt securities and 9% other. For the foreign defined benefit pension plans, the plans target blended asset allocation of 41% equity securities, 45% debt securities and 14% other.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

9. Employee Benefits (Continued)

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

Cash flows

Contributions

        Our funding policy is to contribute to our defined benefit pension plans when pension laws and economics either require or encourage funding. The domestic plan is the largest of all our defined benefit pension plans. The contributions to this plan for the years ended December 31, 2012 and December 31, 2011 totaled $5.3 million and $2.0 million, respectively.

        During 2012, Congress enacted the Moving Ahead for Progress in the 21st Century Act ("MAP-21"). In the short-term, MAP-21 will increase the discount rates used to determine funding liabilities, resulting in significantly lower pension contributions. As a result of MAP-21, no contributions are expected to be made to our domestic defined benefit pension plan during the year ending December 31, 2013. We also provide defined benefit pension plans or defined contribution retirement plans for our foreign subsidiaries. The expected contributions to be paid during the year ending December 31, 2013 to the foreign defined benefit pension plans are $2.5 million. For each of our foreign plans, contributions are made on a monthly basis and are determined by their governmental regulations. Also, each of the foreign plans requires employee and employer contributions, except for Taiwan, which has only employer contributions.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

9. Employee Benefits (Continued)

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2013	$9,025	$306
2014	9,175	153
2015	9,683	142
2016	9,831	145
2017	10,400	148
Years 2018 - 2022	58,555	756

Foreign Operations

        We also have employees in certain foreign countries that are covered by defined contribution retirement plans and other employee benefit plans. Related obligations and costs charged to operations for these plans are not material. The foreign entities with defined benefit pension plans are included in the consolidated pension plans described earlier within this footnote.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

10. Fair Value of Financial Instruments (Continued)

        The following table presents our financial instruments measured or disclosed at fair value on a recurring basis:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$26,855	$26,855	$—	$—
Restricted cash	2,634	2,634	—	—
Notes payable to bank	(11,500)	—	(11,500)	—
Variable interest rate debt	(8,489)	—	(8,489)	—
Contingent purchase price payment	(7,484)	—	—	(7,484)
Foreign currency forward contracts, net	(205)	—	(205)	—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$21,736	$21,736	$—	$—
Restricted cash	4,575	4,575	—	—
Notes payable to bank	(12,969)	—	(12,969)	—
Variable interest rate debt	(8,568)	—	(8,568)	—
Contingent purchase price payment	(468)	—	—	(468)
Foreign currency forward contracts, net	(1,053)	—	(1,053)	—

        The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. The fair value of notes payable to bank and variable interest rate debt are based on the present value of expected future cash flows. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent purchase price payment represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach Technologies, Inc. and 2010 acquisition of Jones Shipman (refer to Footnote 17 for a detailed discussion of these acquisitions) . The fair value of the contingent purchase price payment is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. As of December 31, 2012 and December 31, 2011, there were no significant transfers in and out of Level 1 and Level 2.

        As described in Footnote 17, the Company completed an acquisition in 2012. The fair value measurements for the acquired intangible assets were calculated using discounted cash flow analyses which rely upon significant unobservable Level 3 inputs which include the following:

Unobservable inputs	Range
Discount rate	20.5% - 22.0%
Royalty rate	2.5%
Long term growth rate	3.0%

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

10. Fair Value of Financial Instruments (Continued)

        The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	December 31,
	2012	2011
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$191	$334
Accrued expenses	(213)	(1,351)
Foreign currency forwards not designated as hedges:
Other current assets	284	315
Accrued expenses	(467)	(351)

Foreign currency forwards, net	$(205)	$(1,053)

        During 2011, we did not have any significant nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Pension Plan Assets

        The fair values and classification of our defined benefit plan assets is as follows:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Growth funds(1)	$44,879	$43,616	$1,263	$—
Income funds(2)	28,473	27,428	1,045	—
Growth and income funds(3)	73,186	—	73,186	—
Hedge funds(4)	22,615	—	—	22,615
Real estate funds	3,300	714	2,586	—
Other assets	2,199	1,081	1,118	—
Cash and cash equivalents	2,041	2,041	—	—

Total	$176,693	$74,880	$79,198	$22,615

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in thousands)
Growth funds(1)	$38,523	$37,434	$1,089	$—
Income funds(2)	23,172	22,266	906	—
Growth and income funds(3)	64,588	—	64,588	—
Hedge funds(4)	22,523	—	—	22,523
Real estate funds	3,119	950	2,169	—
Other assets	619	—	619	—
Cash and cash equivalents	3,296	3,296	—	—

Total	$155,840	$63,946	$69,371	$22,523

(1)
Growth funds represent a type of fund containing a diversified portfolio of domestic and international equities with a goal of capital appreciation.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

10. Fair Value of Financial Instruments (Continued)

(2)
Income funds represent a type of fund with an emphasis on current income as opposed to capital appreciation. Such funds may contain a variety of domestic and international government and corporate debt obligations, preferred stock, money market instruments and dividend-paying stocks.

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

        A summary of the changes in the fair value of the defined benefit plans assets classified within Level 3 of the valuation hierarchy is as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$22,523	$23,710
Unrealized gain (loss)	930	(559)
Realized gain (loss)	448	(253)
Purchases	3,000	7,000
Sales/settlements	(4,286)	(7,375)

Balance at end of period	$22,615	$22,523

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

        For contracts that are designated and qualify as cash flow hedges, the unrealized gains or losses on the contracts are reported as a component of other comprehensive income ("OCI") and are reclassified

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

11. Derivative Financial Instruments (Continued)

from accumulated other comprehensive income ("AOCI") into earnings on the Consolidated Statements of Operations when the hedged transaction affects earnings. We affect the sales line where the underlying exposure is a sales order and cost of sales line where the underlying exposure is a purchase order. As of December 31, 2012, we expect immaterial amount of the unrealized gain or loss on these contracts to be reclassified from AOCI into earnings over the next 12 months. During 2012, we reclassified $0.2 million and $0.7 million from AOCI to the Consolidated Statements of Operations as an increase in sales and cost of goods sold, respectively. The amounts reclassified from AOCI to sales and cost of goods sold for the year ended December 31, 2011 and 2010 were not material. For contracts that are not designated as hedges, the gains and losses on the contracts are recognized in current earnings as other (income) expense.

        Notional amounts of the derivative financial instruments not qualifying or designated as hedges were $60.5 million at December 31, 2012 and $47.6 million at December 31, 2011. The net gain realized related to this type of derivative financial instruments was immaterial in 2012. We realized losses of $1.9 million and gains of $1.4 million related to this type of derivative financial instruments in 2011 and 2010, respectively. The gains and losses were recorded in other expense (income) on the Consolidated Statement of Operations.

        Derivative financial instruments qualifying and designated as hedges are as follows:

	December 31, 2012		December 31, 2011
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)		(in thousands)
Foreign currency forward contracts	$49,750	$22	$48,802	$1,017

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

DECEMBER 31, 2012

12. Commitments and Contingencies (Continued)

in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

        Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party ("PRP") at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that our operations or property have contributed or are contributing to the contamination. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

        A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., the PRPs, have agreed to voluntarily participate in the Remedial Investigation and Feasibility Study ("RI/FS") by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

        The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, the draft Feasibility Study. The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. We estimate that our portion of the potential costs range from $0.1 million to $0.5 million.

        Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company's share of remediation expenses at the Pond. This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

        We believe, based upon information currently available that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation. Though the foregoing reflects the Company's current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.0 million, $2.5 million and $2.1 million, during the years ended December 31, 2012, 2011, and 2010, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

12. Commitments and Contingencies (Continued)

        At December 31, 2012, future minimum payments under non-cancelable operating leases are as follows:

Year	Amounts
(in thousands)
2013	$2,312
2014	1,385
2015	550
2016	297
2017	224
Thereafter	—

Total	$4,768

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

13. Shareholders' Equity

Common Shares Outstanding

        As of December 31, 2012, the Company has 20,000,000 common shares of stock authorized and 12,472,992 shares issued. On December 31, 2012, 2011 and 2010, we had 11,732,714, 11,659,012 and 11,607,289 shares of common stock outstanding, respectively.

Treasury Shares

        The number of shares of common stock in treasury was as follows:

	December 31,
	2012	2011	2010
Balance at beginning of period	813,980	865,703	939,240
Shares distributed/exercised	(113,439)	(72,171)	(77,037)
Shares purchased	39,737	15,448	—
Shares forfeited	—	5,000	3,500

Balance at end of period	740,278	813,980	865,703

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

14. Earnings Per Share

        We calculate earnings per share using the two class method. Details of the calculations of earnings (loss) per share are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands except per share data)
Basic earnings (loss) per share calculation:
Net earnings (loss)	$17,855	$11,986	$(5,234)
Earnings allocated to participating securities	(125)	(162)	(4)

Net earnings (loss) applicable to common shareholders	$17,730	$11,824	$(5,238)

Weighted-average common shares outstanding	11,557	11,463	11,409

Basic earnings (loss) per share	$1.53	$1.03	$(0.46)

Diluted earnings (loss) per share calculation:
Net earnings (loss)	$17,855	$11,986	$(5,234)
Earnings allocated to participating securities	(125)	(162)	(4)

Net earnings (loss) applicable to common shareholders	$17,730	$11,824	$(5,238)

Weighted-average common shares outstanding	11,557	11,463	11,409
Assumed exercise of stock options	24	25	—
Assumed satisfaction of restricted stock conditions	15	1	—
Assumed satisfaction of performance share conditions	—	59	—

Weighted-average diluted shares outstanding	11,596	11,548	11,409

Diluted earnings (loss) per share	$1.53	$1.02	$(0.46)

        145,262, 161,299 and 150,262 shares of certain stock-based awards were excluded from the calculation of diluted earnings per share for 2012, 2011 and 2010, respectively, as they were anti-dilutive.

15. Stock Based Compensation

        On May 3, 2011, our shareholders approved the 2011 Incentive Stock Plan (the "Plan"). The Plan's purpose is to enhance the profitability and value of the Company for the benefit of its shareholders by attracting, retaining, and motivating officers and other key employees who make important contributions to the success of the Company. The Plan reserves 750,000 shares of the Company's Common Stock (as such amount may be adjusted in accordance with the terms of the Plan, the "Authorized Plan Amount") to be issued for grants of several different types of incentives including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock incentives, and performance share incentives. Any shares of Common Stock granted under options or stock appreciation rights shall be counted against the Authorized Plan Amount on a one-for-one basis and any shares of Common Stock granted as awards other than options or stock appreciation rights shall be counted against the Authorized Plan Amount as two (2) shares of Common Stock for every one (1) share of Common Stock subject to such award. Authorized and issued shares of Common Stock

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

15. Stock Based Compensation (Continued)

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

        A summary of stock-based compensation expense is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Restricted stock/unit awards ("RSA")	$421	$553	$539
Performance share incentives ("PSI")	241	191	—
Stock options	—	32	35

	$662	$776	$574

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

        The RSAs are valued based on the closing market price of our common stock on the date of the grant. The total deferred compensation associated with the RSAs awarded in 2012, 2011 and 2010 was $0.6 million, $0.5 million and $0.4 million, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period, which ranges from three to six years for all outstanding RSAs.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

15. Stock Based Compensation (Continued)

        All outstanding RSAs are unvested. A summary of the RSA activity is as follows:

	Year Ended December 31,
	2012	2011	2010
Outstanding at beginning of period	264,640	247,840	184,500
Awarded	70,500	63,800	70,340
Vested	(111,300)	(42,000)	(3,500)
Cancelled or forfeited	(11,500)	(5,000)	(3,500)

Outstanding at end of period	212,340	264,640	247,840

Unamortized deferred compensation cost (in millions)	$0.9	$0.9	$0.8

  Performance Share Incentives

        We award performance share incentives ("PSI") to employees. PSIs are expressed as shares of the Company's common stock. They are earned only if the Company meets specific performance targets over the specified performance period. During this period, PSI recipients have no voting rights. When we declare dividends, such dividends are deemed to be paid to the recipients. We withhold and accumulate the deemed dividends until such point that the PSIs are earned. If the PSIs are not earned, the accrued dividends are forfeited. The payment of PSIs can be in cash, or in the Company's common stock, or a combination of the two, at the discretion of the Company. The PSIs were first awarded to employees in 2011.

        All outstanding PSIs are unvested. A summary of the PSI activity is as follows:

	Year Ended December 31,
	2012	2011
Outstanding at beginning of period	54,000	—
Awarded	52,500	54,000
Cancelled or forfeited	(4,000)	—

Outstanding at end of period	102,500	54,000

        The PSIs are valued based on the closing market price of our common stock on the date of the grant. The total deferred compensation associated with the PSIs awarded in 2012 and 2011 was $0.5 million and $0.7 million, respectively. The deferred compensation is being recognized into earnings based on the passage of time and achievement of performance targets. The performance period of the 2012 awards starts on January 1, 2013, and, as such, we did not record any 2012 expense associated with this grant.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

16. Accumulated Other Comprehensive Loss

        Balances of the components of accumulated other comprehensive loss, net of accumulated tax effect, are as follows:

	December 31,
	2012	2011
	(in thousands)
Foreign currency translation adjustments	$36,830	$32,340
Retirement plans related adjustments	(62,375)	(53,969)
Unrealized loss on cash flow hedges	36	(504)

Accumulated other comprehensive loss	$(25,509)	$(22,133)

17. Acquisitions

Acquisition of Usach Technologies, Inc.

        On December 20, 2012, the Company acquired 100% of the issued and outstanding capital stock of Usach Technologies, Inc. ("Usach"), an Illinois based manufacturer of high precision grinding machines and systems, for $18.3 million. The purchase price was comprised of $11.3 million in cash and an earn-out provision valued at $7.0 million. The earn-out is based on the future economic performance of Usach as measured against certain minimum thresholds of earnings from operations before interest, taxes, depreciation and amortization through 2015. The maximum contractual earn-out is $7.5 million. The contingent liability associated with the earn-out is recorded in other liabilities on the Consolidated Balance Sheets. The results of operations of Usach have been included in the consolidated financial statements from the date of acquisition. We expensed acquisition related costs of $0.3 million in 2012 and recorded it in selling, general and administrative expense in the Consolidated Statements of Operations. The acquisition of Usach is not considered significant to the Company's consolidated financial position and results of operations.

        The purchase price has been assigned to the assets acquired and the liabilities assumed based on their fair values. The identifiable intangible assets acquired, which primarily consist of customer relationships, trade name and technical know-how, were valued using an income approach. The weighted average life of the identifiable intangible assets acquired was estimated at 16.4 years at the time of acquisition. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, which is not deductable for tax purposes. At December 31, 2012, the purchase price allocation is preliminary pending the finalization of the fair value of the net assets acquired.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

17. Acquisitions (Continued)

        The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows:

December 20, 2012
(in thousands)
Assets Acquired
Cash and cash equivalents	$2,482
Accounts receivable, net	2,170
Inventory, net	5,167
Other current assets	788
Property, plant and equipment	62
Trade name, customer list, and other intangible assets	9,400

Total assets acquired	20,069
Liabilities Assumed
Accounts payable and other current liabilities	6,803
Other non-current liabilities	3,513

Net assets acquired	9,753

Purchase price, including cash received	18,250

Goodwill	$8,497

Acquisition of the Assets of Jones & Shipman

        On April 7, 2010, the Company acquired certain assets of Jones and Shipman Precision Limited, a UK based manufacturer of grinding and super-abrasive machines and machining systems, for GBP 2.0 million ($3.2 million equivalent) and established Jones & Shipman Grinding Limited ("J&S"), a UK based wholly-owned subsidiary. The results of operations of J&S have been included in the consolidated financial statements from the date of acquisition. We expensed acquisition related costs of $0.3 million in 2010 and recorded it in selling, general and administrative expense in the Consolidated Statements of Operations. The acquisition of J&S is not considered significant to the Company's consolidated financial position and results of operations.

        The acquisition agreement contains provisions for a contingent purchase price payment based on sales target through March 31, 2014 with a maximum payment of GBP 0.3 million ($0.5 million equivalent). Based on the Company's forecasted revenue over this period, the fair value of this contingent purchase price was GBP 0.3 million ($0.5 million equivalent) as of December 31, 2012 and 2011, respectively. This contingent liability is recorded in accrued expense on the Consolidated Balance Sheets.

        The purchase price has been assigned to the assets acquired and the liabilities assumed based on their fair values. The weighted average life of the identifiable intangible assets acquired was estimated at 6.6 years at the time of acquisition. The fair value of the net assets acquired exceeded the purchase price; accordingly, a gain of GBP 0.4 million (approximately $0.6 million) was recorded in 2010 within other expense (income) in the Consolidated Statement of Operations.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

17. Acquisitions (Continued)

        The allocation of purchase price to the fair value of the assets acquired and liabilities assumed as of December 31, 2010 is as follows:

December 31, 2010
(in thousands)
Assets Acquired
Accounts receivable, net	$2,778
Inventory	3,712
Property, plant and equipment	452
Other assets	399
Trade name and other intangible assets	346

Total assets acquired	$7,687

Liabilities Assumed
Account payable, accrued expenses and other liabilities	4,026

Net assets acquired	$3,661

18. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2012 and 2011 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2012
Sales	$74,650	$86,320	$82,883	$90,560
Gross profit	21,189	23,972	23,994	27,682
Income from operations	3,388	4,838	5,311	6,545
Net income	2,443	3,640	4,020	7,752
Basic earnings per share:
Weighted average shares outstanding	11,524	11,562	11,567	11,574
Earnings per share	$0.21	$0.31	$0.35	$0.67
Diluted earnings per share:
Weighted average shares outstanding	11,557	11,600	11,606	11,619
Earnings per share	$0.21	$0.31	$0.34	$0.66

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

18. Quarterly Financial Information (Unaudited) (Continued)

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

        Due to the changes in outstanding shares from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

19. New Accounting Standards

        In May 2011, Financial Accounting Standards Board (the "FASB") issued authoritative guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. This pronouncement changes certain fair value measurement guidance and expands certain disclosure requirements. We adopted this pronouncement on January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

        In June 2011, the FASB issued authoritative guidance that requires companies to present items of net income, items of other comprehensive income and total comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder's equity. We adopted this pronouncement on January 1, 2012. Except for the new presentation requirement, the adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

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

        In February 2013, the FASB issued authoritative guidance that requires companies to report, in one place, information about reclassification of items out of accumulated other comprehensive income. We will adopt this pronouncement on January 1, 2013. We do not expect that adoption of this

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2012

19. New Accounting Standards (Continued)

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

        In July 2012, the FASB issued amendment to its guidance on testing indefinitely-lived intangible assets for impairment. This pronouncement provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this pronouncement in 2012. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

        In September 2011, the FASB issued amended accounting guidance relating to testing goodwill for impairment. The amendments provide the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. We adopted this pronouncement in 2012. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.—CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

        Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness as of December 31, 2012 of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

        Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting

        The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that it maintained effective internal control over financial reporting as of December 31, 2012.

        Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2012.

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

        We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hardinge Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Hardinge Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Hardinge Inc. and Subsidiaries and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York
March 13, 2013

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2013. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant

Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	57	2008	Chairman of the Board, President and Chief Executive Officer since February 2012; President and Chief Executive Officer May 2008 - January 2012; Senior Vice President and Chief Operating Officer March 2008 - May 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005 - February 2008; Executive Vice President of Hardinge Inc., April 2000 - July 2005. Member of the Board of Directors of Hardinge from 2001 - July 2005 and from May 2008 to present. Various other Company positions, 1983 - 2000.
Edward J. Gaio	59	2008

Vice President and Chief Financial Officer since March 2008; Controller and Chief Accounting Officer, September 2006 - February 2008; Vice President, Finance of Agilysys, Inc., 2005 - July 2006; Vice President and Controller of Agilysys, Inc., 1999 - 2005.

James P. Langa	54	2009

Senior Vice President—Asia Operations since May 2011; Vice President—Global Engineering, Quality and Strategic Sourcing September 2008 - April 2011; Vice President/General Manager—North American Operations January, 2008 - September 2008; Vice President/General Manager North American Machine Operations, June 2007 - January 2008; Director, Original Equipment Sales & Marketing for Wellman Products Group (Division of Hawk Corporation) 2006 - 2007 and Focus Factory Manager for Wellman Products Group, 2005 - 2006.

Douglas C. Tifft	58	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998 - 1999; Vice President—Employee Relations since 1988. Various other Company positions 1978 - 1988.

CODE OF ETHICS

        Our Board of Directors adopted the Code of Ethics for the Chief Executive and the Senior Financial Officers and the Code of Conduct for Directors and Executive Officers which supplement the Code of Conduct governing all employees and directors. A copy of all said Codes is available on our website at www.hardinge.com. We will also provide a copy of the said Codes to shareholders upon request. To obtain a copy of one or more of the Codes, please write to Manager of Reporting, Hardinge Inc., One Hardinge Drive, Elmira, New York 14902. We will disclose future amendments to, or waivers from, the said Code of Ethics for the Chief Executive and Senior Financial Officers on our website within four business days following the date of such amendment or waiver.

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2013.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2013.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2013.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2013.

PART IV.

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements: The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.
	(2)

Financial Statement Schedules:    The financial statement schedules of the Registrant listed in ITEM 8. of Form 10-K as filed on March 27, 2013 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

		Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including notes thereto.

	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

Item	Description
2.1	Stock Purchase Agreement, dated December 20, 2012, by and among Hardinge Inc., Giacomo Antonini and Bere Antonini.

3.1	Restated Certificate of Incorporation of Hardinge Inc. filed with the Secretary of State of the State of New York on May 24, 1995, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2009.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010.

3.3	By-Laws of Hardinge Inc., incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

4.1	Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc., incorporated by reference from the Registrant's Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995.

10.1	$3,000,000 Commercial Line of Credit Agreement dated August 26, 2009 between Hardinge Inc. and Chemung Canal Trust Company, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.

10.2	Modification, and/or Reaffirmation of Commercial Loan Guaranty and Security Agreement dated December 24, 2012 between Hardinge Inc. and M&T Bank.

10.3	Replacement Daily Adjusting LIBOR Revolving Line Note dated December 24, 2012 in the principal amount of $25,000,000 issued by Hardinge Inc. in favor of M&T Bank.

10.4	Credit Agreement dated December 16, 2011 between Hardinge Inc. and M&T Bank, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2011.

Item	Description
10.5	General Security Agreement dated December 16, 2011 by Hardinge Inc. in favor of M&T Bank incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2012.

10.6	Restated Pledge of Securities dated December 16, 2011 between Hardinge Inc. and M&T Bank, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.7	Negative Pledge Agreement dated December 16, 2011 by Hardinge Inc. and Hardinge Technology Systems, Inc. in favor of M&T Bank, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.8	Post Closing Agreement dated December 16, 2011 by and among Hardinge Inc., Hardinge Technology Systems, Inc., and M&T Bank, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.9	Credit Agreement dated August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.

10.10	Amendment Number One, dated December 10, 2009 to the Credit Agreement dated as of August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2009.

10.11	Amendment Number Two, dated August 31, 2010 to the Credit Agreement dated as of August 20, 2009 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 7,500,000, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

10.12	Credit Agreement dated June 17, 2010 between Kellenberger & Co. AG and Credit Suisse in the amount of CHF 6,000,000, incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.13	Amendment Number One, dated August 31, 2010 to the Credit Agreement dated June 17, 2010 between Kellenberger & Co. AG and Credit Suisse, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2010.

10.14	Credit Agreement dated October 30, 2009 between Kellenberger & Co. AG and UBS AG in the amount of CHF 7,000,000, incorporated by reference from the Registrant's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 5, 2009.

10.15	Supplemental One dated August 10, 2010 to the Master Credit Agreement dated October 30, 2009 between Kellenberger & Co. AG and UBS AG, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2010.

10.16	Credit Agreement dated December 20, 2011 between Kellenberger & Co. AG and Credit Suisse AG in the amount of CHF 3,000,000, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

Item		Description
10.17		Credit Agreement dated July 26, 2011 between Hardinge Machine Tools B. V., Taiwan Branch and Mega International Commercial Bank Co, Ltd. in the amount of $12,000,000. incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.18		Loan Agreement dated August 31, 2011 between Hardinge Precision Machinery (Jiaxing) Co., Ltd. and China Construction Bank in the amount of CNY 25,000,000 incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

10.19		Maximum Amount Mortgage Contract dated December 20, 2012 between Hardinge Precision Machinery (Jiaxing) Co., Ltd. and China Construction Bank in the amount of CNY 34,189,000.

10.20	*	The 2002 Hardinge Inc. Incentive Stock Plan., incorporated by reference from the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2008.

10.21	*	The 2011 Hardinge Inc. Incentive Stock Plan, incorporate by reference from the Registrant's Amendment No. 1 to Schedule 14A filed with the Securities and Exchange Commission on April 21, 2011.

10.22	*	Hardinge Inc. Amended Cash Incentive Plan incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

10.23	*	Employment Agreement with Richard L. Simons dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

10.24	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with Richard L. Simons dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.25	*	Employment Agreement with Edward J. Gaio dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

10.26	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with Edward J. Gaio dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.27	*	Employment Agreement with James P. Langa dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

10.28	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with James P. Langa dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.29	*	Employment Agreement with Douglas C. Tifft dated as of March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 11, 2011.

Item		Description
10.30	*	Amendment Number One dated February 14, 2012 to the Employment Agreement with Douglas C. Tifft dated March 7, 2011, incorporated by reference from the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2011.

10.31	*	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan effective August 9, 2005, incorporated by reference from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.32	*	Form of Deferred Directors Fee Plan, incorporated by reference from the Registrant's Registration Statement on Form S-2 (No. 33-91644).

14		The Hardinge Inc. Code of Ethics is incorporated by reference from the Company's website at www.hardinge.com.

21		Subsidiaries of the Company.

23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101		XBRL Documents:

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

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

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beginning of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended December 31, 2012:
Allowance for bad debts	$2,750	$198	$28	(1)	$695	(2)	$2,281
Allowance for excess and obsolete inventory	20,431	3,597	495	(1)	2,988		21,535
Valuation allowance for deferred taxes	62,995	922	2,904		9,123		57,698

Total	$86,176	$4,717	$3,427		$12,806		$81,514

Year ended December 31, 2011:
Allowance for bad debts	$3,957	$364	$64	(1)	$1,635	(2)	$2,750
Allowance for excess and obsolete inventory	25,834	2,789	188	(1)	8,380		20,431
Valuation allowance for deferred taxes	53,533	2,773	6,689		—		62,995

Total	$83,324	$5,926	$6,941		$10,015		$86,176

Year ended December 31, 2010:
Allowance for bad debts	$4,864	$961	$196	(1)	$2,064	(2)	$3,957
Allowance for excess and obsolete inventory	24,159	4,698	1,870	(1)	4,893		25,834
Valuation allowance for deferred taxes	46,448	6,282	803		—		53,533

Total	$75,471	$11,941	$2,869		$6,957		$83,324

(1)
Currency translation impact on balances recorded in foreign currencies.

(2)
Uncollectable accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC. (Registrant)
March 13, 2013	/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2013	/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer (Principal Executive Officer)
March 13, 2013	/s/ EDWARD J. GAIO Edward J. Gaio Vice President and Chief Financial Officer (Principal Financial Officer)
March 13, 2013	/s/ DOUGLAS J. MALONE Douglas J. Malone Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)
March 13, 2013	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 13, 2013	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 13, 2013	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 13, 2013	/s/ ROBERT J. LEPOFSKY Robert J. Lepofsky Director
March 13, 2013	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 13, 2013	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director
March 13, 2013	/s/ R. TONY TRIPENY R. Tony Tripeny Director