Form 10-Q
period 2013-03-31
HARDINGE INC
filed 2013-05-10
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of March 31, 2013 there were 11,758,543 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and cash equivalents	$19,407	$26,855
Restricted cash	2,729	2,634
Accounts receivable, net	47,837	51,871
Inventories, net	125,235	128,000
Other current assets	13,413	12,580
Total current assets	208,621	221,940

Property, plant and equipment, net	68,690	71,035
Goodwill and other intangible assets, net	29,782	30,321
Other non-current assets	2,475	2,358
Total non-current assets	100,947	103,714
Total assets	$309,568	$325,654
Liabilities and shareholders’ equity
Accounts payable	$23,152	$27,779
Notes payable to bank	13,120	11,500
Accrued expenses	22,076	29,307
Customer deposits	19,009	15,720
Accrued income taxes	2,422	3,952
Deferred income taxes	2,878	2,980
Current portion of long-term debt	3,333	2,873
Total current liabilities	85,990	94,111

Long-term debt	3,883	5,616
Pension and postretirement liabilities	48,967	50,312
Deferred income taxes	3,273	3,431
Other liabilities	10,623	10,977
Total non-current liabilities	66,746	70,336

Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	113,991	114,072
Retained earnings	81,766	81,961
Treasury shares	(9,192)	(9,442)
Accumulated other comprehensive loss	(29,858)	(25,509)
Total shareholders’ equity	156,832	161,207
Total liabilities and shareholders’ equity	$309,568	$325,654

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)

Net sales	$67,219	$74,650
Cost of sales	48,246	53,461
Gross profit	18,973	21,189

Selling, general and administrative expenses	18,245	17,599
Gain on sale of assets	(42)	(2)
Other expense	318	204
Income from operations	452	3,388

Interest expense	205	140
Interest income	(15)	(24)
Income before income taxes	262	3,272

Income tax expense	222	829
Net income	$40	$2,443

Basic and diluted earnings per share:	$—	$0.21

Cash dividends declared per share:	$0.02	$0.02

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive (Loss) Income

(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)

Net income	$40	$2,443
Other comprehensive (loss) income, net of tax	(4,349)	4,808
Comprehensive (loss) income, net of tax	$(4,309)	$7,251

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)

Operating activities
Net income	$40	$2,443
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,981	1,743
Debt issuance amortization	22	52
Provision for deferred income taxes	143	981
Gain on sale of assets	(42)	(2)
Unrealized intercompany foreign currency transaction (gain) loss	(595)	427
Changes in operating assets and liabilities:
Accounts receivable	3,231	14,108
Inventories	(211)	(8,447)
Other assets	(1,467)	(295)
Accounts payable	(4,061)	(5,564)
Customer deposits	3,477	676
Accrued expenses	(9,109)	(9,505)
Accrued postretirement benefits	(100)	(124)
Net cash used in operating activities	(6,691)	(3,507)

Investing activities
Capital expenditures	(851)	(2,113)
Proceeds on sale of assets	69	—
Net cash used in investing activities	(782)	(2,113)

Financing activities
Proceeds from short-term notes payable to bank	15,449	23,900
Repayments of short-term notes payable to bank	(13,687)	(18,312)
Proceeds from long-term debt	—	476
Repayments of long-term debt	(1,117)	(152)
Dividends paid	(233)	(233)
Other financing activities	—	(49)
Net cash provided by financing activities	412	5,630

Effect of exchange rate changes on cash	(387)	460
Net (decrease) increase in cash	(7,448)	470

Cash and cash equivalents at beginning of period	26,855	21,736

Cash and cash equivalents at end of period	$19,407	$22,206

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2013

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.    The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we have made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted.  Due to differing business conditions and some seasonality, our operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2013.

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2.  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)
Finished products	$52,794	$56,596
Work-in-process	36,766	32,468
Raw materials and purchased components	35,675	38,936
Inventories, net	$125,235	$128,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

NOTE 3.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
	2013	2012
	(in thousands)

Land, buildings and improvements	$81,379	$83,032
Machinery, equipment and fixtures	72,910	73,169
Office furniture, equipment and vehicles	17,749	18,058
Construction in progress	92	325
	172,130	174,584
Accumulated depreciation	(103,440)	(103,549)
Property, plant and equipment, net	$68,690	$71,035

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill amount follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Gross carrying value	$32,274	$32,274
Accumulated impairment losses	(23,777)	(23,777)
	$8,497	$8,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

The major components of intangible assets other than goodwill are as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,793	$2,784
Patents	3,008	3,006
Technical know-how, customer list, and other	12,284	12,392
Total gross amortizable intangible assets	18,085	18,182

Accumulated amortization:
Land rights	(130)	(116)
Patents	(2,829)	(2,807)
Technical know-how, customer list, and other	(4,049)	(3,870)
Total accumulated amortization	(7,008)	(6,793)
Amortizable intangible assets, net	11,077	11,389

Intangible asset not subject to amortization:
Assets associated with Bridgeport acquisition (1)	7,368	7,595
Assets associated with Usach acquisition (2)	2,840	2,840
	10,208	10,435
Intangible assets other than goodwill, net	$21,285	$21,824

(1) Represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life. The $0.2 million decrease in the balance from 2012 was the impact of foreign currency exchange.

(2) Represents the value of the trade name associated with Usach Technologies, Inc. (“Usach”) which the Company acquired in 2012. We use the Usach trade name on all of the grinding machines and grinding systems manufactured by Usach. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

Amortization expense related to these amortizable intangible assets was $0.3 million and $0.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively.

NOTE 5.  INCOME TAXES

We continue to maintain a valuation allowance against all or a portion of our deferred tax assets in the U.S., Canada, U.K., Germany, Switzerland, and the Netherlands.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year-to-date tax expense to reflect our full year anticipated tax rate.  The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 84.7% for the three months ended March 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

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

The increase to the accrued liability associated with uncertain tax positions in the three months ended March, 31 2013 was immaterial.  At March 31, 2013 and December 31, 2012, we had a $2.5 million liability recorded for the respective periods with respect to uncertain income tax positions, which included related interest and penalties of $0.9 million at March 31, 2013 and December 31, 2012.  If recognized, essentially all of the uncertain tax positions and related interest at March 31, 2013 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.  It is reasonably possible that certain of our uncertain tax positions pertaining to our foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations.  We estimate the change in uncertain tax positions for these items to be between $0.1 million and $0.9 million.

NOTE 6.  WARRANTIES

A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Balance at the beginning of period	$3,432	$3,800
Warranties issued	688	662
Warranty settlement costs	(622)	(793)
Changes in accruals for pre-existing warranties	(287)	(344)
Currency translation adjustments	(117)	107
Balance at the end of period	$3,094	$3,432

Warranty liabilities are reported as accrued expenses on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

NOTE 7.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension costs and post retirement costs for the consolidated company for the three months ended March 31, 2013 and March 31, 2012 is presented below.

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$348	$317	4	$4
Interest cost	1,843	2,048	23	28
Expected return on plan assets	(2,365)	(2,385)	—	—
Amortization of prior service cost	(103)	(14)	(64)	(88)
Amortization of transition asset	(68)	(68)	—	—
Amortization of loss (gain)	804	611	(1)	(2)
Net periodic cost (benefit)	$459	$509	(38)	$(58)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

The following table presents the carrying amount, fair values and classification of our financial instruments measured on a recurring basis:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$19,407	$19,407	$—	$—
Restricted cash	2,729	2,729	—	—
Notes payable to bank	(13,120)	—	(13,120)	—
Variable interest rate debt	(7,216)	—	(7,216)	—
Contingent purchase price payment	(7,000)	—	—	(7,000)
Foreign currency forward contracts, net	(395)	—	(395)	—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$26,855	$26,855	$—	$—
Restricted cash	2,634	2,634	—	—
Notes payable to bank	(11,500)	—	(11,500)	—
Variable interest rate debt	(8,489)	—	(8,489)	—
Contingent purchase price payment	(7,484)	—	—	(7,484)
Foreign currency forward contracts, net	(205)	—	(205)	—

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets.  The fair value of notes payable to bank and variable interest rate debt are based on the present value of expected future cash flows. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent purchase price payment represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach Technologies, Inc. and 2010 acquisition of Jones & Shipman. During the first quarter of 2013, the contingent purchase price payment related to the Jones & Shipman acquisition was paid.  The fair value of the contingent purchase price payment is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. As of March 31, 2013 and December 31, 2012, there were no transfers in and out of Level 1, Level 2 or Level 3.

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into “Sales” or “Other expense” line items on the Consolidated Statements of Operations when the hedged transaction affects earnings.  As of March 31, 2013, we do not expect material amount of the gain or loss will be reclassified from AOCI into “Sales” or “Other expense” in the next 12 months.  For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings as “Other expense” line item on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

As of March 31, 2013 and December 31, 2012, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $57.4 million and $60.5 million, respectively.  For the three months ended March 31, 2013 and March 31, 2012, we recorded a loss of $0.7 million and $0.2 million, respectively, related to this type of derivative financial instruments.

Derivative financial instruments qualifying and designated as hedges are as follows:

	March 31, 2013		December 31, 2012
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)
Foreign currency forwards	$35,511	$29	$49,750	$22

The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	March 31,	December 31,
	2013	2012
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$361	$191
Accrued expenses	(390)	(213)
Foreign currency forwards not designated as hedges:
Other current assets	191	284
Accrued expenses	(557)	(467)
Foreign currency forwards, net	$(395)	$(205)

NOTE 9.  COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

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

Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party (“PRP”) at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that our operations or property have contributed or are contributing to the contamination. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

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

Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company’s share of remediation expenses at the Pond.  This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

We believe, based upon information currently available that, except as described in the preceding paragraphs, we will not have material liabilities for environmental remediation. Though the foregoing reflects the Company’s current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

NOTE 10.  STOCK BASED COMPENSATION

All of our stock based compensation to employees is recorded as selling, general and administrative expenses in our Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Restricted stock/unit awards (“RSA”)	$99	$123
Performance share incentives (“PSI”)	18	35
	$117	$158

We did not grant any RSAs in the first quarter of 2013.  During the first quarter of 2012, we granted 18,000 RSAs. The fair value of the 2012 grant was $0.2 million.  The deferred compensation is being amortized on a straight-line basis over the specified service period. Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of March 31, 2013 and December 31, 2012, are as follows:

	March 31,	December 31,
	2013	2012
Unrecognized compensation cost, in thousands	$847	$945

Expected weighted-average recognition period for unrecognized compensation cost, in years	2.7	2.6

During the first quarter of 2013 and 2012, we did not grant any PSIs. The deferred compensation with respect to the PSI is being recognized into earnings based on the passage of time and achievement of performance targets.  All outstanding PSIs are unvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

NOTE 11.  EARNINGS PER SHARE

Details of the computation of earnings per share are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands except per share data)
Basic earnings per share computation:
Net income	$40	$2,443
Less earnings allocated to participating equity awards	—	23
Net earnings applicable to common shareholders	$40	$2,420

Weighted average common shares outstanding	11,660	11,524
Basic earnings per share	$—	$0.21

Diluted earnings per share computation:
Net income	$40	$2,443
Less earnings allocated to participating equity awards	—	23
Net earnings applicable to common shareholders	$40	$2,420

Weighted average common shares outstanding	11,660	11,524
Assumed exercise of stock options	27	24
Assumed satisfaction of restricted stock conditions	56	9
Weighted -average diluted shares outstanding	11,743	11,557
Diluted earnings per share	$—	$0.21

63,613 and 177,859 shares of certain stock-based awards were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012, respectively, as they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

NOTE 12.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the period ended March 31, 2013 are as follows:

	Three Months Ended March 31, 2013
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive (loss) income before reclassifications	(5,059)	2,012	(246)	(3,293)
Less income (loss) reclassified from AOCI	—	568	(90)	478
Net other comprehensive (loss) income	(5,059)	1,444	(156)	(3,771)
Income tax (benefit) expense	(462)	(184)	68	(578)
Ending balance, net of tax	$31,309	$(61,115)	$(52)	$(29,858)

Details about reclassification out of AOCI for the period ended March 31, 2013 are as follows:

Three Months Ended March 31, 2013
Details of AOCI components	Amount reclassified from AOCI	Affected line item on the Consolidated Statement of Operations
(in thousands)
Unrealized gain (loss) on cash flow hedges:
	$(99)	Sales
	9	Other expense
	(90)	Total before tax
	18	Tax benefit
	$(72)	Net of tax
Retirement plan related adjustment:
Amortization of prior service cost	$(167)	(a)
Amortization of transition asset	(68)	(a)
Amortization of actuarial loss	803	(a)
	568	Total before tax
	(42)	Tax expense
	$526	Net of tax

(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 7 - Pension and Post Retirement Plans for details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

NOTE 13.  NEW ACCOUNTING STANDARDS

In December 2011, Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the presentation of netting assets and liabilities as a single amount in the balance sheet. This pronouncement amends and expands current disclosure requirements on offsetting and requires companies to disclose information about offsetting and related arrangements. We adopted this pronouncement on January 1, 2013.  The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

In February 2013, the FASB issued authoritative guidance that requires companies to report, in one place, information about reclassification of items out of accumulated other comprehensive income. We adopted this pronouncement on January 1, 2013.  The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition other than additional disclosure provided in Note 12.

NOTE 14.  SUBSEQUENT EVENT

Acquisition of Forkardt Operations

On May 9, 2013, Cherry Acquisition Corporation (“CAC”) and Hardinge Holdings GmbH (“Holdings GmbH”), direct wholly owned subsidiaries of Hardinge Inc. (the “Company”), and Hardinge GmbH, an indirect wholly owned subsidiary of the Company, acquired the Forkardt operations (“Forkardt”) from Illinois Tool Works for $34.3 million, net of cash acquired. The acquisition was funded through $24.3 million in bank debt and $10.0 million in cash.  Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan.  Forkardt has operations in the U.S., France, Germany, and Switzerland.  Forkardt currently has approximately 160 employees At May 9, 2013, the accounting for this acquisition was incomplete pending the finalization of the fair value of the net assets acquired.

Financing Arrangements

On May 9, 2013, the Company, Usach and Cherry Acquisition Corporation (“CAC”), direct wholly owned subsidiaries of the Company, amended and restated the existing $25.0 million domestic revolving credit agreement (the “Amendment”).  The Amendment extended the maturity of the credit facility from March 31, 2014 to May 8, 2018.  The revolving credit facility is guaranteed by Hardinge Technology Systems Inc. (“Technology”), a direct wholly owned subsidiary and owner of the real property comprising the Company’s world headquarters in Elmira, New York, and is secured by liens on all of the U.S. assets (exclusive of real property) of the Company, Usach, CAC and Technology, a pledge of 65% of the Company’s investment in Holdings GmbH, and a negative pledge on the Company’s world headquarters in Elmira, New York.

Also on May 9, 2013, the Company and Holdings GmbH entered into a term loan agreement with a bank.  This term loan agreement, which has a maturity date of May 8, 2018,  provides for a $23.0 million senior secured term loan facility for the acquisition of Forkardt. The agreement calls for scheduled annual principal repayment in the amount of $1.5 million, $2.5 million, $4.0 million, $4.0 million, $4.0 million, respectively, in the next 5 years with the remaining balance paid at maturity.  The term loan is secured by the same collateral as the revolving credit and is guaranteed by Usach, CAC, and Technology.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

The interest rate on the revolving credit facility and the term loan is determined from pricing grids with London Interbank Offered Rate (“Libor”) and base rate options based on the Company’s leverage ratio and is initially set at Libor plus 2.75%.

Both the revolving credit and term loan have financial covenants requiring a minimum Fixed Charge Coverage Ratio of not less than 1.15 to 1.00 measured quarterly on a rolling four-quarter basis, a maximum consolidated Total Leverage Ratio of 3.0 to 1.0 tested quarterly on a rolling four-quarter basis, and maximum annual consolidated capital expenditures of $10,000,000 along with other customary representations, affirmative and negative covenants, prepayment provisions and events of default.

PART I - ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations.  The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2012.

Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding, and milling machines and related accessories. We are geographically diversified with manufacturing facilities in Switzerland, Taiwan, the United States (“U.S.”), China, and the United Kingdom (“U.K.”) with sales to most industrialized countries. Approximately 75% of our 2012 sales were to customers outside of North America, 80% of our 2012 products sold were manufactured outside of North America, and 69% of our employees were employed outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

Metrics on machine tool market activity monitored by our management include world machine tool consumption (a proxy for shipments), as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders as reported by the Association of Manufacturing Technology, the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement is the Purchasing Managers Index, as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published by trade associations in those countries.

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

We are subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and nonperformance have been considered in the fair value measurements of our foreign currency forward exchange contracts.

We expect that some of our customers and vendors may experience difficulty in maintaining the liquidity required to buy inventory or raw materials. We continue to monitor our customers’ financial condition in order to mitigate the risk associated with our ability to collect on our accounts receivable.

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

Below is a summary of the percentage changes for the average rates of our functional currencies for the three months ended March 31, 2013 as compared to their respective USD equivalents during the same period in 2012:

Three Months Ended March 31
increase / (decrease)
CHF	(1.1)%
CNY	1.4%
EUR	0.6%
GBP	(1.4)%
TWD	0.7%

The impact on new orders and sales due to the fluctuations of the foreign currency exchange rates was not material during the three months ended March 31, 2013 as compared to the same period in 2012.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	% of Sales	2012	% of Sales	$ Change	% Change
	(dollar and share data in thousands)
Orders	$66,771		$81,362		$(14,591)	(18)%
Sales	67,219		74,650		(7,431)	(10)%
Gross profit	18,973	28.2%	21,189	28.4%	(2,216)	(10)%
Selling, general and administrative expenses	18,245	27.1%	17,599	23.6%	646	4%
Other expense	318		204		114	56%
Income from operations	452	0.7%	3,388	4.5%	(2,936)	(87)%
Net income	40	0.1%	2,443	3.3%	(2,403)	(98)%

Basic and diluted earnings per share	$—		$0.21		$(0.21)
Weighted average shares outstanding - basic	11,660		11,524		136
Weighted average shares outstanding - diluted	11,743		11,557		186

Orders.   The table below summarizes orders by each corresponding geographical region for the three months ended March 31, 2013 compared to the same period in 2012:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
North America	$17,448	$20,699	$(3,251)	(16)%
Europe	22,824	29,796	(6,972)	(23)%
Asia	26,499	30,867	(4,368)	(14)%
	$66,771	$81,362	$(14,591)	(18)%

Orders during the three months ended March 31, 2013 were $66.8 million, a decrease of $14.6 million, or 18%, when compared to the same period in 2012. The decrease in order level over the prior year period was the result of lower demand which is attributable, in part, to the current difficult economic and financial conditions across the world.

North America orders decreased by $3.3 million, or 16%, in the three months ended March 31, 2013 when compared to the same period in 2012. The decrease in North America orders resulted, in part, from the decline in order activity from our U.S.-based distributors as they managed their existing inventory.

Europe orders decreased by $7.0 million, or 23%, in the three months ended March 31, 2013 when compared to the same period in 2012.  The decrease in Europe order activity was primarily due to continued challenging economic and fiscal conditions in the region. The impact of currency exchange rates on new orders during the three months ended March 31, 2013 was not material when compared to the same period in 2012.

Asia orders decreased by $4.4 million, or 14%, when compared to the same period in 2012. The decrease was driven by soft demand as a result of slower growth in the Chinese economy as compared to the same period in 2012. In addition, multiple machine orders from suppliers to the consumer electronics industry in China decreased by $2.5 million in the three months ended March 31, 2013 when compared to the same period in 2012. The impact of currency exchange rates on new orders during the three months ended March 31, 2013 was not material when compared to the same period in 2012.

Sales.  The table below summarizes sales by each corresponding geographical region for the three months ended March 31, 2013 compared to the same period in 2012:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
North America	$24,848	$18,621	$6,227	33%
Europe	20,996	24,657	(3,661)	(15)%
Asia	21,375	31,372	(9,997)	(32)%
	$67,219	$74,650	$(7,431)	(10)%

Sales during the three months ended March 31, 2013 were $67.2 million, a decrease of $7.4 million, or 10%, when compared to the same period in 2012. The decrease in sales level over the prior year period was attributable to a reduction in global economic activity which began during the second half of 2012.

North America sales increased by $6.2 million, or 33%, in the three months ended March 31, 2013 when compared to the same period in 2012. The increase in North America sales was driven by sales of grinding products attributable to solid grinding backlog.

Europe sales decreased by $3.7 million, or 15%, in the three months ended March 31, 2013 when compared to the same period in 2012. The decrease in Europe sales was the result of lower demand for machine tools attributable to continued economic and fiscal uncertainties in the region. The impact of currency exchange rates on sales during the three months ended March 31, 2013 was not material when compared to the same period in 2012.

Asia sales decreased by $10.0 million, or 32%, in the three months ended March 31, 2013 compared to the same period in 2012.  The decrease was driven by slower growth in Chinese economy as compared to the same period in 2012.  In addition, multi machine sales to suppliers to the consumer electronics industries in China decreased by $2.9 million during the three months ended March 31, 2013 as compared to the same period in 2012. The impact of currency exchange rates on sales during the three months ended March 31, 2013 was not material when compared to the same period in 2012.

Sales of machines accounted for approximately 72% of the consolidated sales for the three months ended March 31, 2013. Sales of non-machine products and services, principally consisting of workholding, repair parts, and accessories, accounted for the remaining 28% of the consolidated sales for the three months ended March 31, 2013.

Gross Profit.  Gross profit for the three months ended March 31, 2013 was $19.0 million, a decrease of $2.2 million, or 10%, when compared to the same period in 2012. The decrease in gross profit was primarily attributable to lower sales volume.  Gross margin for the three months ended March 31, 2013 was 28.2%, relatively flat when compared to 28.4% for the same period in 2012.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $18.2 million for the three months ended March 31, 2013, an increase of $0.6 million, or 4.0%, when compared to $17.6 million for the three months ended March 31, 2012.  SG&A expenses for the three months ended March 31, 2013 included $0.6 million of expense related to the acquisition of Forkardt.  In addition, our 2012 acquisition of Usach resulted in a $0.4 million incremental SG&A expense for the three months ended March 31, 2013.

SG&A expense as a percentage of sales was 27.1% for the three months ended March 31, 2013, an increase of 3.5 percentage points as compared to 23.6% for the same period in 2012.  The increase is mainly attributable to lower sales volume along with higher SG&A expenses associated with the acquisition of Forkardt and the incremental impact of Usach acquisition.

Other Expense.  Other expense was $0.3 million for the three months ended March 31, 2013 compared to $0.2 million for the same period in 2012.

Income from Operations.  Income from operations was $0.5 million for the three months ended March 31, 2013 compared to $3.4 million for the same period in 2012. The decrease in income from operations is primarily attributable to lower gross profit due to lower sales volume.

Interest Expense & Interest Income.  Net interest expense was $0.2 million for the three months ended March 31, 2013 compared to $0.1 million for the same period in 2012.

Income Taxes.  The provision for income taxes was $0.2 million for the three months ended March 31, 2013 compared to a $0.8 million for the same period in 2012.  The effective tax rate was 84.7% for the three months ended March 31, 2013 compared to 25.3% for the same period in 2012.

The difference in effective tax rates between these two periods was driven by the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate.

We continue to maintain a full valuation allowance on the tax benefits of our U.S. net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained. We also maintain a valuation allowance against all or a portion of our deferred tax assets in Canada, U.K., Germany, Switzerland, and the Netherlands.

The effective tax rate for the three months ended March 31, 2013 of 84.7% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, and due to the rate difference between the U.S. and non-US entities.

Net Income.  Net income for the three months ended March 31, 2013 was $0.04 million, or 0.1% of sales, compared to $2.4 million, or 3.3% of sales, for the same period in 2012. The decrease in net income was primarily a result of lower level of sales.  Earnings per share, both basic and diluted, were $0.0 and $0.21 for the three months ended March 31, 2013 and March 31, 2012, respectively.

Summary of Cash Flows for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(6,691)	$(3,507)
Net cash used in investing activities	(782)	(2,113)
Net cash provided by financing activities	412	5,630
Effect of exchange rate changes on cash	(387)	460
Increase (decrease) in cash and cash equivalent	$(7,448)	$470

Capital expenditures (included in investing activities)	$(851)	$(2,113)

During the three months ended March 31, 2013, we used $6.7 million net cash in operating activities. Cash was primarily used for vendor payments, to pay accrued expenses, including bonuses and taxes, and contributions made to our defined contribution plan. Cash was also used to fund inventory purchases and other prepaid assets.

During the three months ended March 31, 2012, we used $3.5 million net cash in operating activities. Cash inflow was primarily provided by collections on accounts receivables and higher customer deposits.  The cash inflow was offset by cash used in inventory purchases to support production, vendor payments, and contributions to the pension plans.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2013 compared to $2.1 million for the same period in 2012. The decrease was primarily due to lower capital expenditures as we have recently completed our facility expansion projects in China and Switzerland.

Cash flow provided by financing activities was $0.4 million for the three months ended March 31, 2013 compared to $5.6 million for the same period in 2012. The decrease was primarily due to lower borrowings under our existing credit facilities driven by decreased working capital and capital expenditure needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  In the first quarter of 2013, cash flows from financing activities and available cash were sufficient to fund our investment activities, primarily capital expenditures for property, plant and equipment and other productive assets. We had additional credit and borrowing capacity of $52.2 million at March 31, 2013, and $54.3 million at December 31, 2012, available under various credit facilities maintained by the Company and certain Company subsidiaries.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first three months of 2013.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2012 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2013, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II.  OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

None

ITEM 1.A                                       RISK FACTORS

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                                                DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.                                                OTHER INFORMATION

None

ITEM 6.                                                EXHIBITS

3.1                                       Restated Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 15, 2010 (File No. 001-34639)).

3.2                                       Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 23, 2010 (File No. 000-15760)).

3.3                                       By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012 (File No. 001-34639)).

4.1                                       Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc. (incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995 (File No. 000-15760)).

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

Hardinge Inc.

May 10, 2013	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2013	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

May 10, 2013	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)