Form 10-Q
period 2013-06-30
HARDINGE INC
filed 2013-08-08
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013 there were 11,758,543 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and cash equivalents	$18,716	$26,855
Restricted cash	2,845	2,634
Accounts receivable, net	55,233	51,871
Inventories, net	130,182	128,000
Other current assets	12,953	12,580
Total current assets	219,929	221,940

Property, plant and equipment, net	74,064	71,035
Goodwill	14,506	8,497
Other intangible assets, net	35,446	21,824
Other non-current assets	2,744	2,358
Total non-current assets	126,760	103,714
Total assets	$346,689	$325,654

Liabilities and shareholders’ equity
Accounts payable	$27,248	$27,779
Notes payable to bank	17,060	11,500
Accrued expenses	26,051	29,307
Customer deposits	19,592	15,720
Accrued income taxes	650	3,952
Deferred income taxes	3,217	2,980
Current portion of long-term debt	4,835	2,873
Total current liabilities	98,653	94,111

Long-term debt	25,071	5,616
Pension and postretirement liabilities	48,397	50,312
Deferred income taxes	3,617	3,431
Other liabilities	10,959	10,977
Total non-current liabilities	88,044	70,336

Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,125	114,072
Retained earnings	83,791	81,961
Treasury shares	(9,192)	(9,442)
Accumulated other comprehensive loss	(28,857)	(25,509)
Total shareholders’ equity	159,992	161,207
Total liabilities and shareholders’ equity	$346,689	$325,654

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net sales	$80,814	$86,320	$148,033	$160,970
Cost of sales	57,463	62,348	105,709	115,809
Gross profit	23,351	23,972	42,324	45,161

Selling, general and administrative expenses	20,258	19,047	38,503	36,646
Loss (gain) on sale of assets	31	(12)	(11)	(14)
Other expense	136	99	454	303
Income from operations	2,926	4,838	3,378	8,226

Interest expense	311	269	516	409
Interest income	(14)	(27)	(29)	(51)
Income before income taxes	2,629	4,596	2,891	7,868

Income tax expense	364	956	586	1,785
Net income	$2,265	$3,640	$2,305	$6,083

Basic and diluted earnings per share:	$0.19	$0.31	$0.20	$0.52

Cash dividends declared per share:	$0.02	$0.02	$0.04	$0.04

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$2,265	$3,640	$2,305	$6,083
Other comprehensive income (loss), net of tax	1,001	(4,231)	(3,348)	577
Comprehensive income (loss), net of tax	$3,266	$(591)	$(1,043)	$6,660

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)

Operating activities
Net income	$2,305	$6,083
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,350	3,658
Debt issuance amortization	34	32
(Benefit) provision for deferred income taxes	(20)	1,001
Gain on sale of assets	(11)	(14)
Unrealized intercompany foreign currency transaction loss	67	290
Changes in operating assets and liabilities:
Accounts receivable	1,263	11,685
Inventories	311	(10,586)
Other assets	(49)	(540)
Accounts payable	(1,174)	(2,906)
Customer deposits	3,901	(2,399)
Accrued expenses	(8,771)	(5,732)
Accrued postretirement benefits	(197)	(258)
Net cash provided by operating activities	2,009	314

Investing activities
Acquisition of business, net of cash acquired	(34,250)	—
Capital expenditures	(1,627)	(5,364)
Proceeds on sale of assets	102	22
Net cash used in investing activities	(35,775)	(5,342)

Financing activities
Proceeds from short-term notes payable to bank	32,458	35,584
Repayments of short-term notes payable to bank	(26,674)	(35,726)
Proceeds from long-term debt	23,000	475
Repayments of long-term debt	(1,432)	(465)
Dividends paid	(467)	(465)
Other financing activities	(667)	9
Net cash provided by (used in) financing activities	26,218	(588)

Effect of exchange rate changes on cash	(591)	29
Net decrease in cash	(8,139)	(5,587)

Cash and cash equivalents at beginning of period	26,855	21,736

Cash and cash equivalents at end of period	$18,716	$16,149

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 30, 2013

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted.  Due to differing business conditions and some seasonality, our operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2013.

NOTE 2.  ACQUISITION

On May 9, 2013, Forkardt Inc. (“Forkardt”, formerly Cherry Acquisition Corporation) and Hardinge Holdings GmbH (“Holdings GmbH”),  direct wholly owned subsidiaries of the Company, and Hardinge GmbH, an indirect wholly owned subsidiary of the Company, acquired the Forkardt operations from Illinois Tool Works for $34.5 million, net of cash acquired. The acquisition was funded through $24.3 million in bank debt and $10.0 million in cash.  Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan. Forkardt has operations in the U.S., France, Germany, and Switzerland.  The results of operations of Forkardt have been included in the consolidated financial statements from the date of acquisition. During the three and six months ended June 30, 2013, we recorded $6.5 million in sales and $0.1million in net loss related to Forkardt. We expensed acquisition related costs of $1.0 million and $1.6 million for the three months and six months ended June 30, 2013 and reported them in selling, general and administration expenses in the Consolidated Statements of Operations.

The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values.  The identifiable intangible assets acquired, which primarily consist of customer relationships, trade name and technical know-how, were valued using an income approach. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 17.3 years at the time of acquisition. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, of which $0.3 million is deductible for tax purposes. At June 30, 2013, the purchase price allocation is preliminary pending the finalization of the fair value of the net assets acquired and working capital adjustment, if any.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows:

May 9,
2013
(in thousands)

Assets Acquired
Accounts receivable	5,521
Inventory	5,357
Other current assets	1,180
Property, plant and equipment	6,271
Other non-current assets	105
Trade name, customer list, and other intangible assets	14,614
Total assets acquired	33,048
Liabilities Assumed
Accounts payable and other current liabilities	3,342
Other non-current liabilities	1,211
Net assets acquired	28,495
Total estimated purchase price	34,504
Goodwill	$6,009

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on operating results as if the Forkardt acquisition had been completed as of January 1, 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Sales	$85,018	$98,108	$162,934	$185,053
Net income	2,973	4,213	4,162	6,755
Diluted earnings per share	$0.25	$0.36	$0.35	$0.58

For purposes of the unaudited pro forma disclosures, incremental expenses associated with fixed asset depreciation, intangible asset amortization, inventory step up in basis and interest expense on the borrowings associated with the acquisition have been reflected in the applicable periods.  Additionally, expenses associated with the acquisition of Forkardt have been excluded from the three and six months ended June 30, 2013.

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what our results of operations would have been had we completed the acquisition on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 3.  NEW FINANCING ARRANGEMENT

On May 9, 2013, the Company, Usach Technologies, Inc. (“Usach”), a direct wholly owned subsidiary of the Company, and Forkardt amended and restated the existing $25.0 million domestic revolving credit agreement (the “Amendment”).  The Amendment added Usach and Forkardt as additional borrowers and extended the maturity of the credit facility from March 31, 2014 to May 1, 2018.  The revolving credit facility is guaranteed by Hardinge Technology Systems Inc. (“Technology”), a direct wholly owned subsidiary and owner of the real property comprising the Company’s world headquarters in Elmira, New York, and is secured by liens on all of the U.S. assets (exclusive of real property) of the Company, Usach, Forkardt and Technology, a pledge of 65% of the Company’s investment in Holdings GmbH, and a negative pledge on the Company’s world headquarters in Elmira, New York.

Also on May 9, 2013, the Company and Holdings GmbH entered into a term loan agreement with a bank. This term loan agreement, which has a maturity date of May 9, 2018, provides for a $23.0 million senior secured term loan facility for the acquisition of Forkardt. The agreement calls for scheduled annual principal repayment in the amount of $0.8 million, $2.0 million, $3.2 million, $4.0 million, $4.0 million and $9.0 million in 2013, 2014, 2015, 2016, 2017, and 2018 respectively. The term loan is secured by the same collateral as the revolving credit facility and is guaranteed by Usach, Forkardt, and Technology.

The interest rate on the revolving credit facility and the term loan is determined from pricing grids with London Interbank Offered Rate (“Libor”) and base rate options based on the Company’s leverage ratio and is initially set at Libor plus 2.75%. The interest rate was 3.0% at June 30, 2013.

Both the revolving credit facility and term loan have financial covenants requiring a minimum Fixed Charge Coverage Ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated Total Leverage Ratio of 3.0 to 1.0 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10,000,000 along with other customary representations, affirmative and negative covenants, prepayment provisions and events of default.

NOTE 4.  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Finished products	$57,931	$56,596
Work-in-process	37,713	32,468
Raw materials and purchased components	34,538	38,936
Inventories, net	$130,182	$128,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
	2013	2012
	(in thousands)
Land, buildings and improvements	$83,267	$83,032
Machinery, equipment and fixtures	77,593	73,169
Office furniture, equipment and vehicles	17,786	18,058
Construction in progress	388	325
	179,034	174,584
Accumulated depreciation	(104,970)	(103,549)
Property, plant and equipment, net	$74,064	$71,035

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill amount follows:

	Gross Carrying Value	Accumulated Impairment Losses	Net
	(in thousands)

Balance at December 31, 2012	$32,274	$(23,777)	$8,497
Addition due to acquisition	6,009	—	6,009
Balance at June 30, 2013	$38,283	$(23,777)	$14,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

The major components of intangible assets other than goodwill are as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)

Gross amortizable intangible assets:
Land rights	$2,803	$2,784
Patents	3,023	3,006
Technical know-how, customer list, and other	21,584	12,392
Total gross amortizable intangible assets	27,410	18,182

Accumulated amortization:
Land rights	(145)	(116)
Patents	(2,850)	(2,807)
Technical know-how, customer list, and other	(4,390)	(3,870)
Total accumulated amortization	(7,385)	(6,793)
Amortizable intangible assets, net	20,025	11,389

Intangible asset not subject to amortization:
Assets associated with Bridgeport acquisition (1)	7,271	7,595
Usach and Forkardt trade names(2)	8,150	2,840
	15,421	10,435
Intangible assets other than goodwill, net	$35,446	$21,824

(1) Represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life. The $0.3 million decrease in the balance from 2012 was the impact of foreign currency exchange.

(2) Represents the value of the trade names associated with Usach and Forkardt which the Company acquired in 2012 and 2013, respectively. We use the Usach trade name on all of the grinding machines and grinding systems manufactured by Usach. We use the Forkardt trade name on all of the workholding products manufactured by Forkardt. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

Amortization expense related to these amortizable intangible assets was $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 7.  INCOME TAXES

We continue to maintain a valuation allowance against all or a portion of our deferred tax assets in the U.S., Canada, U.K., Germany, Switzerland, and the Netherlands.

Each quarter, we update the estimate of our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust the year-to-date tax expense to reflect our full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were 13.8% and 20.3% for the three and six months ended June 30, 2013, respectively.  The effective tax rates for the three and six months ended June 30, 2013 differ from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, and due to the rate difference between the U.S. and non-US entities.

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

The increase to the accrued liability associated with uncertain tax positions in the three and six months ended June 30, 2013 was $0.4 million. The increase is primarily attributable to the acquisition of Forkardt.  At June 30, 2013 and December 31, 2012, we recorded a $2.9 million and $2.5 million liability, respectively, with respect to uncertain income tax positions, which included related interest and penalties of $1.0 million at June 30, 2013 and $0.9 million at December 31, 2012.  If recognized, essentially all of the uncertain tax positions and related interest at June 30, 2013 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.  It is reasonably possible that certain of our uncertain tax positions pertaining to our foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations.  We estimate the change in uncertain tax positions for these items to be between $0.1 million and $0.8 million.

NOTE 8.  WARRANTIES

Warranty liabilities are reported as accrued expenses on our Consolidated Balance Sheets. A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Balance at the beginning of period	$3,094	$3,432	$3,432	$3,800
Warranties issued	707	832	1,395	1,494
Warranty settlement costs	(706)	(481)	(1,328)	(1,274)
Changes in accruals for pre-existing warranties	(183)	(207)	(470)	(551)
Other adjustments (1)	331	—	331	—
Currency translation adjustment	6	(99)	(111)	8
Balance at the end of period	$3,249	$3,477	$3,249	$3,477

(1) Represents the warranty liabilities assumed in connection with the Forkardt acquisition.  Refer to Note 2 - Acquisition for details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 9.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension benefit costs for the three and six months ended June 30, 2013 and 2012 is presented below.

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$342	$310	$690	$627
Interest cost	1,835	2,037	3,678	4,085
Expected return on plan assets	(2,352)	(2,371)	(4,717)	(4,756)
Amortization of prior service cost	(101)	(13)	(204)	(27)
Amortization of transition asset	(67)	(67)	(135)	(135)
Amortization of loss	797	602	1,601	1,213
Net periodic benefit cost	$454	$498	$913	$1,007

A summary of the components of net postretirement benefits costs for the three and six months ended June 30, 2013 and 2012 is presented below.

	Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$4	$4	$8	$8
Interest cost	23	28	46	56
Amortization of prior service cost	(64)	(88)	(128)	(176)
Amortization of loss	(1)	(2)	(2)	(4)
Net periodic benefit (credit) cost	$(38)	$(58)	$(76)	$(116)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 10.  FAIR VALUE AND DERIVATIVE INSTRUMENTS

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

The following table presents the carrying amount, fair values and classification of our financial instruments measured on a recurring basis:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$18,716	$18,716	$—	$—
Restricted cash	2,845	2,845	—	—
Notes payable to bank	(17,060)	—	(17,060)	—
Variable interest rate debt	(29,906)	—	(29,006)	—
Contingent purchase price payment	(7,000)	—	—	(7,000)
Foreign currency forward contracts, net	(403)	—	(403)	—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$26,855	$26,855	$—	$—
Restricted cash	2,634	2,634	—	—
Notes payable to bank	(11,500)	—	(11,500)	—
Variable interest rate debt	(8,489)	—	(8,489)	—
Contingent purchase price payment	(7,484)	—	—	(7,484)
Foreign currency forward contracts, net	(205)	—	(205)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets.  The fair value of notes payable to bank and variable interest rate debt are based on the present value of expected future cash flows. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent purchase price payment represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach and 2010 acquisition of Jones & Shipman. During the first quarter of 2013, the contingent purchase price payment related to the Jones & Shipman acquisition was paid.  The fair value of the contingent purchase price payment is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. As of June 30, 2013 and December 31, 2012, there were no transfers in and out of Level 1, Level 2 or Level 3.

As described in Note 2, Acquisition, the Company completed the acquisition of Forkardt in May 2013.  The fair value measurements for the acquired intangible assets were calculated using discounted cash flow analysis which rely upon significant unobservable Level 3 inputs which include the following:

Unobservable inputs	Range
Discount rate	19.0% - 20.0%
Royalty rate	2.0% - 3.0%
Long term growth rate	3.0%

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into “Sales” or “Other expense” line items on the Consolidated Statements of Operations when the hedged transaction affects earnings.  As of June 30, 2013, we do not expect material amount of the gain or loss will be reclassified from AOCI into “Sales” or “Other expense” in the next 12 months.  For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings as “Other expense” line item on the Consolidated Statements of Operations.

As of June 30, 2013 and December 31, 2012, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $48.2 million and $60.5 million, respectively.  For the three and six months ended June 30, 2013, we recorded losses of $0.7 million and $1.3 million, respectively, related to this type of derivative financial instruments. For three months and six months ended June 30, 2012, we recorded an immaterial loss and $0.2 million gain related to this type of derivative financial instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

Derivative financial instruments qualifying and designated as hedges are as follows:

	June 30, 2013		December 31, 2012
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)
Foreign currency forwards	$41,212	$115	$49,750	$22

The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	June 30,	December 31,
	2012	2012
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$257	$191
Accrued expenses	(372)	(213)
Foreign currency forwards not designated as hedges:
Other current assets	166	284
Accrued expenses	(454)	(467)
Foreign currency forwards, net	$(403)	$(205)

NOTE 11.  COMMITMENTS AND CONTINGENCIES

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

June 30, 2013

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

The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, the draft Feasibility Study.  The PRPs are currently working with the EPA to finalize the Feasibility Study.

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

NOTE 12.  STOCK BASED COMPENSATION

All of our stock based compensation to employees is recorded as selling, general and administrative expenses in our Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Restricted stock/unit awards (“RSA”)	$92	$118	$191	$241
Performance share incentives (“PSI”)	43	66	61	101
	$135	$184	$252	$342

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

We did not grant any RSAs during the six months ended June 30, 2013.  We granted 18,000 RSAs during the six months ended June 30, 2012. The fair value of the 2012 grant was $0.2 million.  The deferred compensation is being amortized on a straight-line basis over the specified service period. Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of June 30, 2013 and December 31, 2012, are as follows:

	June 30,	December 31,
	2013	2012
Unrecognized compensation cost, in thousands	$755	$945

Expected weighted-average recognition period for unrecognized compensation cost, in years	2.4	2.6

We did not grant any PSIs during the six months ended June 30, 2013 and 2012, respectively.  The deferred compensation with respect to the PSI is being recognized into earnings based on the passage of time and achievement of performance targets.  All outstanding PSIs are unvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 13.  EARNINGS PER SHARE

Details of the computation of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands except per share data)
Basic earnings per share computation:
Net income	$2,265	$3,640	$2,305	$6,083
Less income allocated to participating awards	1	23	1	48
Net income applicable to common shareholders	$2,264	$3,617	$2,304	$6,035

Weighted average common shares outstanding	11,663	11,562	11,662	11,543
Basic earnings per share	$0.19	$0.31	$0.20	$0.52

Diluted earnings per share computation:
Net income	$2,265	$3,640	$2,305	$6,083
Less income allocated to participating awards	1	23	1	48
Net income applicable to common shareholders	$2,264	$3,617	$2,304	$6,035

Weighted average common shares outstanding	11,663	11,562	11,662	11,543
Assumed exercise of stock options	27	24	27	24
Assumed satisfaction of RSA conditions	64	14	60	11
Weighted average common shares outstanding	11,754	11,600	11,749	11,578
Diluted earnings per share	$0.19	$0.31	$0.20	$0.52

For the three months ended June 30, 2013 and 2012, 49,166 and 136,910 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the six months ended June 30, 2013 and 2012, 56,390 and 157,385 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 14.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended June 30, 2013 are as follows:

	Three Months Ended June 30, 2013
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Beginning balance, net of tax	$31,309	$(61,115)	$(52)	$(29,858)
Other comprehensive income before reclassifications	215	1,048	138	1,401
Less income reclassified from AOCI	—	564	80	644
Net other comprehensive (loss) income	215	484	58	757
Income tax benefit (expense)	322	(26)	(52)	244
Ending balance, net of tax	$31,846	$(60,657)	$(46)	$(28,857)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the six months ended June 30, 2013 are as follows:

	Six Months Ended June 30, 2013
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive (loss) income before reclassifications	(4,844)	3,060	(108)	(1,892)
Less income (loss) reclassified from AOCI	—	1,132	(10)	1,122
Net other comprehensive (loss) income	(4,844)	1,928	(98)	(3,014)
Income tax (expense) benefit	(140)	(210)	16	(334)
Ending balance, net of tax	$31,846	$(60,657)	(46)	(28,857)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

Details about reclassification out of AOCI for the three months ended June 30, 2013 are as follows:

Three Months Ended June 30, 2013
Details of AOCI components	Amount reclassified from AOCI	Affected line item on the Consolidated Statement of Operations
(in thousands)
Unrealized gain (loss) on cash flow hedges:
	$55	Sales
	25	Other expense
	80	Total before tax
	(13)	Tax expense
	$67	Net of tax
Retirement plan related adjustment:
Amortization of prior service cost	$(165)	(a)
Amortization of transition asset	(67)	(a)
Amortization of actuarial loss	796	(a)
	564	Total before tax
	(42)	Tax expense
	$522	Net of tax

Details about reclassification out of AOCI for the six months ended June 30, 2013 are as follows:

Six Months Ended June 30, 2013
Details of AOCI components	Amount reclassified from AOCI	Affected line item on the Consolidated Statement of Operations
(in thousands)
Unrealized gain (loss) on cash flow hedges:
	$(44)	Sales
	34	Other expense
	(10)	Total before tax
	5	Tax benefit
	$(5)	Net of tax
Retirement plan related adjustment:
Amortization of prior service cost	$(332)	(a)
Amortization of transition asset	(135)	(a)
Amortization of actuarial loss	1,599	(a)
	1,132	Total before tax
	(85)	Tax expense
	$1,047	Net of tax

(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 9 - Pension and Post Retirement Plans for details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

NOTE 15.  NEW ACCOUNTING STANDARDS

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

In February 2013, the FASB issued authoritative guidance that requires companies to report, in one place, information about reclassification of items out of accumulated other comprehensive income. We adopted this pronouncement on January 1, 2013.  The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition other than additional disclosure provided in Note 14 - Changes in Accumulated Other Comprehensive Income (Loss).

NOTE 16.  SUBSEQUENT EVENTS

New Credit Facilities

On July 12, 2013, Holdings GmbH and L. Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company (“Kellenberger”, and together with Holdings GmbH, the “Borrower”), entered into a Credit Facilities Agreement with Credit Suisse AG (the “Lender”) whereby the Lender has made available CHF 2,550,000 (approximately $2.7 million) mortgage loan facility (“Facility A”) and a CHF 18,000,000 (approximately $19.0 million) multi-currency revolving working capital facility (“Facility B”) for the purposes described below.

Facility A is to be used by Kellenberger and replaces an existing mortgage loan that Kellenberger maintained with the Lender. Interest on Facility A accrues at a fixed rate of 2.50% per annum, compared to 2.65% fixed interest rate on the existing mortgage loan. Effective as of December 2013, payments of principal in the amount of CHF 150,000 (approximately $0.2 million) will due on June 30 and December 31 in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity date of December 23, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

Facility B is to be used by Holdings GmbH and its subsidiaries (collectively, the “Holdings Group”) for general corporate and working capital purposes, including without limitation standby letters of credits and standby letters of guarantee. In addition to Swiss Francs, loan proceeds available under Facility B can be drawn upon in Euros, British Pounds Sterling and United States Dollars (“Optional Currencies”).  Under the terms of Facility B, the maximum amount of borrowings available to Holdings Group (on an aggregate basis) under the facility for working capital purposes shall not exceed CHF 8,000,000 (approximately $8.4 million) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable London Interbank Offered Rate (“LIBOR”). With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable Euro Interbank Offered Rate (“EURIBOR”), plus an applicable margin, (initially set at 2.25% per annum) that is determined by the Lender based on the financial performance of the Borrower.

The terms of the credit facilities also contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are also secured by a series of mortgage notes in an aggregate amount of CHF 9,175,000 on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger to the Lender, Holdings GmbH serves as a guarantor with respect to Facility B.

“At-The-Market” Stock Offering

On August 6, 2013, the Company's Board of Directors authorized the Company to enter into a sales agreement  with an agent pursuant to which we may sell shares of our common stock with an aggregate price of up to $25.0 million in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Sales of our common stock pursuant to the agreement, if any, will be made from time to time. There can be no assurance that we will sell any shares of our common stock under the sales agreement. Also, we may elect to sell less than the $25.0 million maximum amount  under the agreement.

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

Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding, and milling machines and related accessories. We are geographically diversified with manufacturing facilities in China, France, Germany, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”) with sales to most industrialized countries. Approximately 75% of our 2012 sales were to customers outside of North America, 80% of our 2012 products sold were manufactured outside of North America, and 69% of our employees were employed outside of North America.

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

Non-machine sales, which include collets, accessories, repair parts and service revenue, historically account for approximately 24% of overall sales and are an important part of our business due to an installed base of thousands of machines.  We believe that the acquisition of Forkardt in May 2013 will increase non-machine sales to overall sales by 8% to 10% on a full year basis. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

Below is a summary of the percentage changes for the average rates of our functional currencies for the three and six months ended June 30, 2013 as compared to their respective USD equivalents during the same periods in 2012:

	Three Months Ended June 30	Six Months Ended June 30
	increase / (decrease)	increase / (decrease)
CHF	(0.4)%	(3.6)%
CNY	2.8%	5.7%
EUR	1.8%	(6.5)%
GBP	(2.9)%	(4.6)%
TWD	(0.9)%	(2.1)%

The fluctuations of the foreign currency exchange rates during the three months ended June 30, 2013 resulted in favorable currency translation impact of approximately $0.4 million on new orders and $0.5 million on sales, as compared to the same period in 2012. The fluctuations of the foreign currency exchange rates during the six months ended June 30, 2013 resulted in favorable currency translation impact of approximately $0.4 million on new orders and $0.6 million on sales, as compared to the same period in 2012.

Results of Operations

Summarized selected financial data for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2013	2012	$ Change		% Change	2013	2012	$ Change		% Change
	(in thousands, except per share data)
Orders	$78,568	$80,342	$(1,774)		(2)%	$145,339	$161,704	$(16,365)		(10)%
Sales	80,814	86,320	(5,506)		(6)%	148,033	160,970	(12,937)		(8)%
Gross profit	23,351	23,972	(621)		(3)%	42,324	45,161	(2,837)		(6)%
% of sales	28.9%	27.8%	1.1	pts.		28.6%	28.1%	0.5	pts.
Selling, general & administrative expenses	20,258	19,047	1,211		6%	38,503	36,646	1,857		5%
% of sales	25.1%	22.1%	3.0	pts.		26.0%	22.8%	3.2	pts.
Other expense (income)	136	99	37		37%	454	303	151		50%
Income from operations	2,926	4,838	(1,912)		(40)%	3,378	8,226	(4,848)		(59)%
% of sales	3.6%	5.6%	(2.0	)pts.		2.3%	5.1%	(2.8	)pts.
Net income	2,265	3,640	(1,375)		(38)%	2,305	6,083	(3,778)		(62)%
% of sales	2.8%	4.2%	(1.4	)pts.		1.6%	3.8%	(2.2	)pts.

Basic and diluted earnings per share	$0.19	$0.31	(0.12)			$0.20	$0.52	(0.32)

Weighted average shares outstanding - basic	11,663	11,562	101			11,662	11,543	119

Weighted average shares outstanding - diluted	11,754	11,600	154			11,749	11,578	171

Orders.   The table below summarizes orders by each corresponding geographical region for the three and six months ended June 30, 2013 compared to the same periods in 2012:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)
North America	$24,891	$19,960	$4,931	25%	$42,339	$40,659	$1,680	4%
Europe	22,632	32,489	(9,857)	(30)%	45,457	62,285	(16,828)	(27)%
Asia	31,045	27,893	3,152	11%	57,543	58,760	(1,217)	(2)%
	$78,568	$80,342	$(1,774)	(2)%	$145,339	$161,704	$(16,365)	(10)%

Orders during the three months ended June 30, 2013 were $78.6 million, a decrease of $1.8 million, or 2%, when compared to the same period in 2012. Orders during the six months ended June 30, 2013 were $145.3 million, a decrease of $16.4 million or 10%, when compared to the same period in 2012. The decrease in order level over the prior year periods was the result of lower demand which was attributable to the current difficult economic and financial conditions in Europe. The acquisition of Forkardt contributed $7.4 million in incremental orders during the three and six months ended June 30, 2013. Currency exchange rates fluctuations had a favorable impact of $0.4 million on new orders during the three and six months ended June 30, 2013, when compared to the same periods in 2012.

North America orders increased by $4.9 million, or 25%, and $1.7 million, or 4%, for the respective three and six months ended June 30, 2013, when compared to the same periods in 2012. The acquisition of Forkardt contributed $2.5 million in incremental orders to North America during the three and six months ended June 30, 2013. Excluding orders from Forkardt, North America orders increased by $2.4 million during the three months ended June 30, 2013, when compared to the same period in 2012, principally driven by grinding activity.  Excluding orders from Forkardt, North America orders decreased by $0.8 million during the six months ended June 30, 2013, when compared to the same period in 2012. The decrease was attributable, in part, to the decline in order activity during the first quarter of 2013 from our U.S.-based distributors as they managed their existing inventory.

Europe orders decreased by $9.9 million, or 30%, and $16.8 million, or 27%, for the respective three and six months ended June 30, 2013, when compared to the same periods in 2012. The acquisition of Forkardt contributed $4.4 million in incremental orders to Europe during the three and six months ended June 30, 2013. Excluding orders from Forkardt, Europe orders decreased by $14.3 and $21.2 million, respectively, during the three and six months ended June 30, 2013, when compared to the same periods in 2012.  The decrease in Europe order activity was primarily driven by decline in demand due to continued challenging economic and fiscal conditions in the region. Currency exchange rates fluctuations had an unfavorable impact of $0.1 million and $0.4 million on new orders during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

Asia orders represented 40% of total orders for the three and six months ended June 30, 2013, compared to 35% and 36%, respectively of the same periods in 2012. Asia orders increased by $3.2 million, or 11%, and decreased by $1.2 million, or 2%, for the respective three and six months ended June 30, 2013, when compared to the same periods in 2012. Multiple machine orders from suppliers to the consumer electronics industry in China decreased by $2.2 million and $4.6 million, respectively, during the three and six months ended June 30, 2013, when compared to the same periods in 2012.  Excluding these multiple machine orders, Asia orders increased by $5.4 million and $3.4 million during the three and six months ended June 30, 2013, when compared to the same periods in 2012.  The increase in Asia orders was driven by solid order activity in China, attributable, in part, to favorable activities with our customers and the industry segments we serve. Currency exchange rates fluctuations had a favorable impact of $0.5 million and $0.8 million on new orders during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and six months ended June 30, 2013 compared to the same periods in 2012:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)
North America	$26,116	$20,735	$5,381	26%	$50,964	$39,356	$11,608	29%
Europe	24,743	34,028	(9,285)	(27)%	45,739	58,685	(12,946)	(22)%
Asia	29,955	31,557	(1,602)	(5)%	51,330	62,929	(11,599)	(18)%
	$80,814	$86,320	$(5,506)	(6)%	$148,033	$160,970	$(12,937)	(8)%

Sales for the three months ended June 30, 2013 were $80.8 million, a decrease of $5.5 million, or 6%, when compared to the same period in 2012. Sales for the six months ended June 30, 2013 were $148.0 million, a decrease of $12.9 million, or 8%, when compared to the same period in 2012. We believe that the decrease in sales level over prior year periods was attributable to reduction in global economic activities which started during the second half of 2012. The acquisition of Forkardt contributed $6.5 million in incremental sales during the three and six months ended June 30, 2013. Currency exchange rates fluctuations had a favorable impact of $0.5 million and $0.6 million on sales during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

North America sales increased by $5.4 million, or 26%, and $11.6 million, or 29%, for the respective three and six months ended June 30, 2013, when compared to the same periods in 2012. The acquisitions of Usach in December 2012 and Forkardt in May 2013 contributed $7.2 million and $7.5 million in incremental sales during the three and six months ended June 30, 2013, respectively.  Excluding sales from Usach and Forkardt, North America sales decreased by $1.8 million during the three months ended June 30, 2013, when compared to the same period in 2012, and increased by $4.1 million during the six months ended June 30, 2013, when compared to the same period in 2012.  The increase in North America sales was primarily driven by the sales of grinding products as a result of solid order backlog.

Europe sales decreased by $9.3 million, or 27%, and $12.9 million, or 22%, for the respective three and six month periods ended June 30, 2013, when compared to the same periods in 2012. The acquisition of Forkardt in 2013 contributed $3.6 million in incremental sales during the three and six months ended June 30, 2013. Excluding sales from Forkardt, Europe sales decreased by $12.9 million and $16.5 million during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012. The decrease in Europe sales was the result of lower demand for machine tools attributable to continued economic and fiscal uncertainties in the region. Currency exchange rates fluctuations had an unfavorable impact of $0.1 million and $0.2 million on sales during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

Asia sales decreased by $1.6 million, or 5%, and $11.6 million, or 18%, for the respective three and six months ended June 30, 2013, when compared to the same periods in 2012. Multiple machine sales to suppliers to the consumer electronics industry in China decreased by $0.9 million and $3.6 million, respectively, during the three and six months ended June 30, 2013, when compared to the same periods in 2012.  Excluding these multiple machine sales, Asia sales decreased by $0.7 million and $8.0 million during the three and six months ended June 30, 2013, when compared to the same periods in 2012.  We believe that the decrease in Asia sales was driven by lower backlog as a result of a decelerating Chinese economy during the second half of 2012.  Currency exchange rates fluctuations had a favorable impact of $0.6 million and $0.8 million on Asia sales during the three and six months ended June 30, 2013, respectively, when compared to the same periods in 2012.

Sales of machines accounted for approximately 70% and 71% of the consolidated sales for the three and six months ended June 30, 2013, respectively, compared to 79% and 77% for the same periods in 2012.

Sales of non-machine products and services, primarily workholding, repair parts, and accessories, accounted for 30% and 29% of the consolidated sales for the three and six months ended June 30, 2013, respectively, compared to 21% and 23% for the same periods in 2012.  The increase in the portion of non-machine sales over total sales during the three and six months ended June 30, 2013, when compared to the same periods in 2012, was driven by $6.5 million incremental sales as a result of the Forkardt acquisition.

Gross Profit.  Gross profit for the three months ended June 30, 2013 was $23.4 million, a decrease of $0.6 million, or 2.6%, when compared to the same period in 2012. Gross profit for the six months ended June 30, 2013 was $42.3 million, a decrease of $2.8 million, or 6.3%, when compared to the six months ended June 30, 2012. The decrease in gross profit for the three and six months ended June 30, 2013 was attributable to lower sales volume as well as the negative impact of $0.8 million in inventory valuation step-up charges associated with acquisitions.  Gross margin for the three and six month period ended June 30, 2013 were 28.9% and 28.6%, respectively, compared to 27.8% and 28.1% for the same periods in 2012.  The increase in gross margin for the three and six months ended June 30, 2013 was primarily attributable to favorable product mix due to higher portion of non-machine sales as a result of the Forkardt acquisition, offset by the unfavorable impact of inventory valuation step-up charges  of 1.0% and 0.5% for the three and six months ended June 30, 2013, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $20.3 million, or 25.1% of net sales for the three months ended June 30, 2013, an increase of $1.2 million or 6.4%, compared to $19.0 million, or 22.1% of net sales for the three months ended June 30, 2012. SG&A expenses were $38.5 million, or 26.0% of net sales for the six months ended June 30, 2013, an increase of $1.9 million or 5.1%, compared to $36.6 million, or 22.8% of net sales for the six months ended June 30, 2012. SG&A expenses for the three and six months ended June 30, 2013 included $1.0 million and $1.6 million, respectively, in transaction related expenses related to the acquisition of Forkardt.  In addition, our acquisition of Usach and Forkardt resulted in a $2.5 million and $2.9 million incremental SG&A expense for the three and six months ended June 30, 2013, respectively.

Other Expense (Income).  Other expense was $0.1 million for the three months ended June 30, 2013, which was relatively flat when compared to the same period in 2012. Other expense for the six months ended June 30, 2013 was $0.5 million, an increase of $0.2 million when compared to $0.3 million during the same period in 2012.

Income from Operations.  Income from operations was $2.9 million for the three months ended June 30, 2013 compared to $4.8 million for the same period in 2012. Income from operations was $3.4 million for the six months ended June 30, 2013 compared to $8.2 million for the same period in 2012. The decrease in income from operations was driven by lower sales volume, the $0.8 million in acquisition related inventory valuation step-up charges, and the $1.6 million in transaction related expenses associated with the Forkardt acquisition.

Interest Expense, Net.  Net interest expense was $0.3 million for the three months ended June 30, 2013 compared to $0.2 million for the same period in 2012. Net interest expense was $0.5 million for the six months ended June 30, 2013 compared to $0.4 million for the same period in 2012. The increase in interest expense was attributable to the additional interest on the $23.0 million term loan which the Company entered into in May 2013 to fund the acquisition of Forkardt.

Income Taxes.  The provision for income taxes was $0.4 million and $0.6 million for the three and six months ended June 30, 2013, respectively, compared to $1.0 million and $1.8 million for the three and six months ended June, 30 2012, respectively.  The effective tax rates were 13.8% and 20.3% for the three and six months ended June 30, 2013 compared to 20.8% and 22.7% for the three and six months ended June 30, 2012, respectively.

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

The effective tax rate for the six months ended June 30, 2013 of 20.3% differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, and due to the rate difference between the U.S. and non-US entities.

Net Income.  Net income for the three months ended June 30, 2013 was $2.3 million, or 2.8% of net sales, compared to $3.6 million, or 4.2% of net sales, for the same period in 2012. Net income for the six months ended June 30, 2013 was $2.3 million, or 1.6% of net sales, compared to $6.1 million, or 3.8% of net sales, for the same period in 2012. The decrease in net income is attributable to lower gross profit due to the decrease in sales volume, acquisition related inventory valuation step-up charges and acquisition related expenses.  Earnings per share, both basic and diluted, for the three and six months ended June 30, 2013 were $0.19 and $0.20, respectively, compared to $0.31 and $0.52, respectively,  for the same periods ended June 30, 2012.

Summary of Cash Flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$2,009	$314
Net cash used in investing activities	(35,775)	(5,342)
Net cash provided by (used in) financing activities	26,218	(588)
Effect of exchange rate changes on cash	(591)	29
Decrease in cash and cash equivalents	$(8,139)	$(5,587)

Capital expenditures (included in investing activities)	$(1,627)	$(5,364)

During the six months ended June 30, 2013, we generated $2.0 million net cash from operating activities, an improvement of $1.7 million compared to $0.3 million net cash provided by operating activities during the same period in 2012. During the six months ended June 30, 2013, net cash was primarily used for vendor payments, to pay accrued expenses, including bonuses and taxes, and contributions made to our defined contribution plan. The cash outflow was offset by collections on accounts receivable, decreases in inventory levels, as well as increases in customer deposits as a result of improving order activities in North America and Asia.

During the six months ended June 30, 2012, we generated $0.3 million net cash from operating activities. Net cash was primarily provided by collections on accounts receivables. The cash inflow was offset by cash used in inventory purchases to support production, vendor payments, and contributions to the pension plans.

Net cash used in investing activities was $35.8 million for the six months ended June 30, 2013 compared to $5.3 million for the same period in 2012. In May of 2013, we used $34.3 million net cash to acquire Forkardt.  Excluding this use of cash, net cash used in investing activities decreased by $3.8 million due to lower capital expenditures as we completed our facility expansion projects in Switzerland and China in 2012.

Net cash flow provided by financing activities was $26.2 million for the six months ended June 30, 2013 compared to $0.6 million net cash used in financing activities for the same period in 2012. The increase was primarily due to $23.0 million in term loan proceeds used to partially fund the acquisition of Forkardt as well as additional borrowings under our existing credit facilities to align financing activities to current working capital needs.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  During the six months ended June 30, 2013, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets. We had additional borrowing capacity of $44.3 million at June 30, 2013, and $54.3 million at December 31, 2012, available under various credit facilities maintained by the Company and certain Company subsidiaries.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives.  As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

On August 6, 2013, the Company's Board of Directors authorized the Company to enter into a sales agreement  with an agent pursuant to which we may sell shares of our common stock with an aggregate price of up to $25.0 million in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. Sales of our common stock pursuant to the agreement, if any, will be made from time to time. There can be no assurance that we will sell any shares of our common stock under the sales agreement. Also, we may elect to sell less than the $25.0 million maximum amount  under the agreement.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first six months of 2013.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2012 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2013, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

10.1	Amended and Restated Credit Agreement, dated May 9, 2013, by and among M&T Bank, Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies, Inc.

10.2	Replacement Standard LIBOR Grid Note, dated May 9, 2013, issued by Hardinge, Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies, Inc. for the benefit of M&T Bank.

10.3	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank.

10.4	Schedule Required by Instruction 2 to Item 601 of Regulation S-K.

10.5	Credit Agreement, dated May 9, 2013, by and between Hardinge Inc., Hardinge Holdings GmbH and M&T Bank.

10.6	Term Note, dated May 9, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank.

10.7	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank.

10.8	Schedule Required by Instruction 2 to Item 601 of Regulation S-K.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

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

Hardinge Inc.

August 8, 2013	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2013	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

August 8, 2013	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)