Form 10-Q
period 2013-09-30
HARDINGE INC
filed 2013-11-07
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013 there were 11,885,515 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In Thousands Except Share and Per Share Data)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and cash equivalents	$15,778	$26,855
Restricted cash	3,347	2,634
Accounts receivable, net	52,465	51,871
Inventories, net	132,762	128,240
Other current assets	13,645	12,580
Total current assets	217,997	222,180

Property, plant and equipment, net	74,654	71,035
Goodwill	14,769	8,497
Other intangible assets, net	35,131	21,584
Other non-current assets	3,093	2,358
Total non-current assets	127,647	103,474
Total assets	$345,644	$325,654

Liabilities and shareholders’ equity
Accounts payable	$26,288	$27,779
Notes payable to bank	8,611	11,500
Accrued expenses	27,765	29,307
Customer deposits	16,878	15,720
Accrued income taxes	1,596	3,952
Deferred income taxes	3,183	2,980
Current portion of long-term debt	4,581	2,873
Total current liabilities	88,902	94,111

Long-term debt	24,007	5,616
Pension and postretirement liabilities	47,857	50,312
Deferred income taxes	4,003	3,431
Other liabilities	10,871	10,977
Total non-current liabilities	86,738	70,336

Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,438	114,072
Retained earnings	85,040	81,961
Treasury shares	(7,751)	(9,442)
Accumulated other comprehensive loss	(21,848)	(25,509)
Total shareholders’ equity	170,004	161,207
Total liabilities and shareholders’ equity	$345,644	$325,654

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In Thousands Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net sales	$82,258	$82,883	$230,291	$243,853
Cost of sales	59,229	58,889	164,938	174,698
Gross profit	23,029	23,994	65,353	69,155

Selling, general and administrative expenses	20,113	18,569	58,616	55,215
Loss (gain) on sale of assets	2	(13)	(9)	(27)
Other (income) expense	(37)	127	417	430
Income from operations	2,951	5,311	6,329	13,537

Interest expense	325	246	841	655
Interest income	(14)	(44)	(43)	(95)
Income before income taxes	2,640	5,109	5,531	12,977

Income tax expense	1,161	1,089	1,747	2,874
Net income	$1,479	$4,020	$3,784	$10,103

Basic earnings per share:	$0.13	$0.35	$0.32	$0.87

Diluted earnings per share:	$0.13	$0.34	$0.32	$0.87

Cash dividends declared per share:	$0.02	$0.02	$0.06	$0.06

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income	$1,479	$4,020	$3,784	$10,103
Other comprehensive income, net of tax	7,009	1,942	3,661	2,519
Comprehensive income, net of tax	$8,488	$5,962	$7,445	$12,622

See accompanying notes to the consolidated financial statements

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)

Operating activities
Net income	$3,784	$10,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,849	5,453
Debt issuance amortization	48	42
(Benefit) provision for deferred income taxes	(108)	852
Gain on sale of assets	(9)	(27)
Unrealized intercompany foreign currency transaction (gain) loss	(92)	513
Changes in operating assets and liabilities, excluding the impact of acquisitions:
Accounts receivable	5,223	16,226
Inventories	1,409	(10,215)
Other assets	378	(957)
Accounts payable	(2,355)	(5,419)
Customer deposits	953	(4,207)
Accrued expenses	(7,348)	(6,292)
Accrued postretirement benefits	(298)	(387)
Net cash provided by operating activities	8,434	5,685

Investing activities
Acquisition of business, net of cash acquired	(34,250)	—
Capital expenditures	(2,192)	(6,167)
Proceeds on sale of assets	113	40
Net cash used in investing activities	(36,329)	(6,127)

Financing activities
Proceeds from short-term notes payable to bank	43,041	49,627
Repayments of short-term notes payable to bank	(45,729)	(48,800)
Proceeds from long-term debt	23,000	1,106
Repayments of long-term debt	(2,934)	(1,246)
Dividends paid	(701)	(698)
Net proceeds from sale of common stock	1,632	—
Debt issuance cost	(682)	—
Other financing activities	(299)	8
Net cash provided by (used in) financing activities	17,328	(3)

Effect of exchange rate changes on cash	(510)	216
Net decrease in cash	(11,077)	(229)

Cash and cash equivalents at beginning of period	26,855	21,736

Cash and cash equivalents at end of period	$15,778	$21,507

See accompanying notes to the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2013

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from our estimates.  In our opinion, we made all adjustments that are necessary for a fair presentation, and those adjustments are of a normal recurring nature unless otherwise noted.  Due to differing business conditions and some seasonality, our operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2013.

Certain amounts in the 2012 consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2.  NEW FINANCING ARRANGEMENT

On July 12, 2013, Hardinge Holdings GmbH (“Holding GmbH”) and L. Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company (“Kellenberger”, and together with Holdings GmbH, the “Borrower”), entered into a Credit Facilities Agreement with Credit Suisse AG (the “Lender”) whereby the Lender has made available CHF 2,550,000 (approximately $2.8 million) mortgage loan facility (“Facility A”) and a CHF 18,000,000 (approximately $19.9 million) multi-currency revolving working capital facility (“Facility B”) for the purposes described below.

Facility A is used by Kellenberger and replaced an existing mortgage loan that Kellenberger maintained with the Lender. Interest on Facility A accrues at a fixed rate of 2.50% per annum, compared to 2.65% fixed interest rate on the existing mortgage loan. Effective as of December 2013, payments of principal in the amount of CHF 150,000 (approximately $0.2 million) will due on June 30 and December 31 in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity date of December 23, 2016.

Facility B, which matures on July 31, 2018, is used by Holdings GmbH and its subsidiaries (collectively, the “Holdings Group”) for general corporate and working capital purposes, including without limitation standby letters of credit and standby letters of guarantee. In addition to Swiss Francs, Facility B can be drawn upon in Euros, British Pounds Sterling and United States Dollars (“Optional Currencies”).  Under the terms of Facility B, the maximum amount of borrowings available to Holdings Group (on an aggregate basis) under the facility for working capital purposes shall not exceed CHF 8,000,000 (approximately $8.8 million) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable London Interbank Offered Rate (“LIBOR”). With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable Euro Interbank Offered Rate (“EURIBOR”), plus an applicable margin, (initially set at 2.25% per annum) that is determined by the Lender based on the financial performance of the Borrower.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

The terms of the credit facilities also contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are also secured by a series of mortgage notes in an aggregate amount of CHF 9,175,000 (approximately $10.1 million) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger to the Lender, Holdings GmbH serves as a guarantor with respect to Facility B.

As of September 30, 2013, the principal amount outstanding was CHF 2,550,000 (approximately $2.8 million) under Facility A and CHF 500,000 (approximately $0.6 million) under Facility B.  At September 30, 2013, we were in compliance with the required covenant.

NOTE 3.  STOCK OFFERING

On August 9, 2013, the Company entered into a sales agreement (the “Agreement”) with an independent sales agent (“Agent”), under which the Company may, from time to time, sell shares of its common stock, par value $0.01 per share (the “Shares”), having an aggregate offering price of up to $25.0 million through the Agent. Under the Agreement, the Agent may sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the Nasdaq Global Select Market, on any other existing trading market for the common stock or to or through a market maker. In addition, with the prior consent of the Company, the Agent may sell the common stock by any other method permitted by law, including in privately negotiated transactions. The Company will pay the Agent a commission of up to 3% of the gross sales price per share sold as well as reimbursement of fees incurred by the Agent  for certain  specified expenses up to $50,000.

The Agreement will terminate upon the earlier of (i) sale of the Shares under the Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the Agreement as permitted therein. The Agreement may be terminated by the Agent or the Company at any time upon 10 days notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change in the Company.

As of September 30, 2013, we have sold 115,972 Shares for aggregated net proceeds of $1.7 million. All the Shares sold were from shares of common stock held by the Company in treasury.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 4.  ACQUISITION

On May 9, 2013, Forkardt Inc. (“Forkardt”, formerly Cherry Acquisition Corporation) and Holdings GmbH, direct wholly owned subsidiaries of the Company, and Hardinge GmbH, an indirect wholly owned subsidiary of the Company, acquired the Forkardt operations from Illinois Tool Works for $34.5 million, net of cash acquired. The acquisition was funded through $24.3 million in bank debt and $10.0 million in cash. Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan. Forkardt has operations in the U.S., France, Germany, and Switzerland.  The results of operations of Forkardt have been included in the consolidated financial statements from the date of acquisition. During the three and nine months ended September 30, 2013, we recorded $10.4 million and $16.9 million in sales, and $0.4 million and $0.3 million in net income, respectively, related to Forkardt since the date of acquisition. We expensed acquisition related costs of $0.3 million and $1.9 million for the three months and nine months ended September 30, 2013 and reported them in selling, general and administration expenses in the Consolidated Statements of Operations.

The purchase price has been preliminarily allocated to the assets acquired and the liabilities assumed based on their fair values.  The identifiable intangible assets acquired, which primarily consist of customer relationships, trade name and technical know-how, were valued using an income approach. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 17.3 years at the time of acquisition. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, of which $0.3 million is deductible for tax purposes. At September 30, 2013, the purchase price allocation is preliminary pending the finalization of the fair value of the net assets acquired and working capital adjustment, if any.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on operating results as if the Forkardt acquisition had been completed as of January 1, 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)

Sales	$82,258	$93,790	$245,192	$278,843
Net income	2,816	4,562	6,979	11,317
Diluted earnings per share	$0.24	$0.39	$0.59	$0.97

For purposes of the unaudited pro forma disclosures, incremental expenses associated with fixed asset depreciation, intangible asset amortization, inventory step up in basis and interest expense on the borrowings associated with the acquisition have been reflected in the applicable periods. Additionally, expenses associated with the acquisition of Forkardt have been excluded from the three and nine months ended September 30, 2013.

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

NOTE 5.  NET INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Finished products	$57,188	$56,596
Work-in-process	40,989	32,708
Raw materials and purchased components	34,585	38,936
Inventories, net	$132,762	$128,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
	2013	2012
	(in thousands)
Land, buildings and improvements	$85,306	$83,032
Machinery, equipment and fixtures	79,184	73,169
Office furniture, equipment and vehicles	17,752	18,058
Construction in progress	189	325
	182,431	174,584
Accumulated depreciation	(107,777)	(103,549)
Property, plant and equipment, net	$74,654	$71,035

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

A summary of goodwill follows:

	Gross Carrying Value	Accumulated Impairment Losses	Net
	(in thousands)
Balance at December 31, 2012	$32,274	$(23,777)	$8,497
Addition due to acquisition	6,009	—	6,009
Currency translation adjustment	263	—	263
Balance at September 30, 2013	$38,546	$(23,777)	$14,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

The major components of intangible assets other than goodwill are as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,835	$2,784
Patents	3,030	3,006
Technical know-how, customer list, and other	21,512	12,152
Total gross amortizable intangible assets	27,377	17,942

Accumulated amortization:
Land rights	(161)	(116)
Patents	(2,871)	(2,807)
Technical know-how, customer list, and other	(4,815)	(3,870)
Total accumulated amortization	(7,847)	(6,793)
Amortizable intangible assets, net	19,530	11,149

Intangible asset not subject to amortization:
Assets associated with Bridgeport acquisition (1)	7,451	7,595
Usach and Forkardt trade names(2)	8,150	2,840
	15,601	10,435
Intangible assets other than goodwill, net	$35,131	$21,584

(1) Represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of our machining center lines. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life. The $0.1 million decrease in the balance from 2012 was the impact of foreign currency exchange.

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

Amortization expense related to these amortizable intangible assets was $0.4 million and $1.1 million for the three and nine months ended September 30, 2013, respectively, and $0.2 million and $0.6 million for the three and nine months ended September 30, 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 8.  INCOME TAXES

We continue to maintain a valuation allowance against all or a portion of our deferred tax assets in the U.S., Canada, U.K., Germany, Switzerland, and the Netherlands.

Each quarter, we estimate our full year tax rate for jurisdictions not subject to valuation allowances based upon our most recent forecast of full year anticipated results and adjust year-to-date tax expense to reflect our full year anticipated tax rate.  The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which we operate, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were 44.0% and 31.6% for the three and nine months ended September 30, 2013, respectively.

The tax years 2011 and 2012 remain open to examination by the U.S. federal taxing authorities.  The tax years 2008 through 2012 remain open to examination by the U.S. state taxing authorities.  For our other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands and China); the tax years between 2006 and 2012 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

The increase to the accrued liability associated with uncertain tax positions in the three and nine months ended September 30, 2013 is $0.1 million and $0.5 million, respectively. The increase is primarily attributable to the acquisition of Forkardt.  At September 30, 2013 and December 31, 2012, we recorded a $3.0 million and $2.5 million liability, respectively, with respect to uncertain income tax positions, which included related interest and penalties of $1.0 million at September 30, 2013 and $0.9 million at December 31, 2012.  If recognized, essentially all of the uncertain tax positions and related interest at September 30, 2013 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.  It is reasonably possible that certain of our uncertain tax positions pertaining to our foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations.  We estimate the change in uncertain tax positions for these items to be between $0.1 million and $0.8 million.

NOTE 9.  WARRANTIES

Warranty liabilities are reported as accrued expenses on our Consolidated Balance Sheets. A reconciliation of the changes in our product warranty accrual is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Balance at the beginning of period	$3,249	$3,477	$3,432	$3,800
Warranties issued	787	820	2,182	2,314
Warranty settlement costs	(577)	(621)	(1,905)	(1,895)
Changes in accruals for pre-existing warranties	(248)	(186)	(718)	(737)
Other adjustments (1)	—	—	332	—
Currency translation adjustment	117	45	5	53
Balance at the end of period	$3,328	$3,535	$3,328	$3,535

(1) Represents the warranty liabilities assumed in connection with the Forkardt acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 10.  PENSION AND POST RETIREMENT PLANS

A summary of the components of net periodic pension benefit costs for the three and nine months ended September 30, 2013 and 2012 is presented below.

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$348	$304	$1,038	$931
Interest cost	1,843	2,027	5,521	6,112
Expected return on plan assets	(2,366)	(2,357)	(7,083)	(7,113)
Amortization of prior service cost	(103)	(13)	(307)	(40)
Amortization of transition asset	(68)	(66)	(203)	(201)
Amortization of loss	804	594	2,405	1,807
Net periodic benefit cost	$458	$489	$1,371	$1,496

A summary of the components of net postretirement benefits costs for the three and nine months ended September 30, 2013 and 2012 is presented below.

	Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Service cost	$4	$4	$12	$12
Interest cost	23	28	69	84
Amortization of prior service cost	(64)	(88)	(192)	(264)
Amortization of gain	(1)	(2)	(3)	(6)
Net periodic benefit credit	$(38)	$(58)	$(114)	$(174)

NOTE 11.  FAIR VALUE AND DERIVATIVE INSTRUMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

The following table presents the carrying amount, fair values and classification of our financial instruments measured or disclosed at fair value on a recurring basis:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$16,198	$16,198	$—	$—
Restricted cash	2,927	2,927	—	—
Notes payable to bank	(8,611)	—	(8,611)	—
Variable interest rate debt	(28,588)	—	(28,588)	—
Contingent purchase price payment	(7,000)	—	—	(7,000)
Foreign currency forward contracts, net	(125)	—	(125)	—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$26,855	$26,855	$—	$—
Restricted cash	2,634	2,634	—	—
Notes payable to bank	(11,500)	—	(11,500)	—
Variable interest rate debt	(8,489)	—	(8,489)	—
Contingent purchase price payment	(7,484)	—	—	(7,484)
Foreign currency forward contracts, net	(205)	—	(205)	—

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets.  The fair value of notes payable to bank and variable interest rate debt are based on the present value of expected future cash flows. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent purchase price payment represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach Technologies, Inc. and 2010 acquisition of Jones & Shipman. During the first quarter of 2013, the contingent purchase price payment related to the Jones & Shipman acquisition was paid.  The fair value of the contingent purchase price payment is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on our continued ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. As of September 30, 2013 and December 31, 2012, there were no transfers in and out of Level 1, Level 2 or Level 3.

As described in Note 4, Acquisition, the Company completed the acquisition of Forkardt in May 2013.  The fair value measurements for the acquired intangible assets were calculated using a discounted cash flow analysis which relies upon significant unobservable Level 3 inputs which include the following:

Unobservable inputs	Range
Discount rate	19.0% - 20.0%
Royalty rate	2.0% - 3.0%
Long term growth rate	3.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

Derivative Instruments

We utilize foreign currency forward contracts to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into “Sales” or “Other (income) expense” line item on the Consolidated Statements of Operations when the hedged transaction affects earnings.  As of September 30, 2013, we do not expect material amount of the gain or loss will be reclassified from AOCI into “Sales” or “Other (income) expense” in the next 12 months.  For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings as “Other (income) expense” line item on the Consolidated Statements of Operations.

As of September 30, 2013 and December 31, 2012, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $57.1 million and $60.5 million, respectively.  For the three and nine months ended September 30, 2013, we recorded losses of $0.3 million and $1.7 million, respectively, related to this type of derivative financial instruments. For the three and nine months ended September 30, 2012, we recorded an immaterial loss and $0.2 million gain, respectively, related to this type of derivative financial instruments.

Derivative financial instruments qualifying and designated as hedges are as follows:

	September 30, 2013		December 31, 2012
	Notional Amount	Unrealized (Gain)	Notional Amount	Unrealized Loss
	(in thousands)
Foreign currency forwards	$40,371	$(236)	$49,750	$22

The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	September 30,	December 31,
	2013	2012
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$419	$191
Accrued expenses	(183)	(213)
Foreign currency forwards not designated as hedges:
Other current assets	283	284
Accrued expenses	(644)	(467)
Foreign currency forwards, net	$(125)	$(205)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. We estimate that our portion of the potential costs range from $0.1 million to $0.5 million.  Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company’s share of remediation expenses at the Pond as of September 30, 2013.  This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

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

NOTE 13.  STOCK BASED COMPENSATION

All of our stock based compensation to employees is recorded as selling, general and administrative expenses in our Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Restricted stock/unit awards (“RSA”)	$87	$64	$277	$305
Performance share incentives (“PSI”)	35	22	95	123
	$122	$86	$372	$428

We did not grant any RSAs during the nine months ended September 30, 2013.  We granted 18,000 RSAs during the nine months ended September 30, 2012. The fair value of the 2012 grant was $0.2 million.  The deferred compensation is being amortized on a straight-line basis over the specified service period. Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of September 30, 2013 and December 31, 2012, are as follows:

	September 30,	December 31,
	2013	2012
Unrecognized compensation cost, in thousands	$668	$945

Expected weighted-average recognition period for unrecognized compensation cost, in years	2.3	2.6

We did not grant any PSIs during the nine months ended September 30, 2013 and 2012, respectively.  The deferred compensation with respect to the PSI is being recognized into earnings based on the passage of time and achievement of performance targets.  All outstanding PSIs are unvested.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 14.  EARNINGS PER SHARE

Details of the computation of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands except per share data)
Basic earnings per share computation:
Net income	$1,479	$4,020	$3,784	$10,103
Less income allocated to participating awards	—	26	2	74
Net income applicable to common shareholders	$1,479	$3,994	$3,782	$10,029

Weighted average common shares outstanding	11,721	11,567	11,681	11,551
Basic earnings per share	$0.13	$0.35	$0.32	$0.87

Diluted earnings per share computation:
Net income	$1,479	$4,020	$3,784	$10,103
Less income allocated to participating awards	—	26	2	74
Net income applicable to common shareholders	$1,479	$3,994	$3,782	$10,029

Weighted average common shares outstanding	11,721	11,567	11,681	11,551
Assumed exercise of stock options	29	23	28	24
Assumed satisfaction of RSA conditions	63	16	61	13
Weighted average common shares outstanding	11,813	11,606	11,770	11,588
Diluted earnings per share	$0.13	$0.34	$0.32	$0.87

For the three months ended September 30, 2013 and 2012, 47,793 and 133,085 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive. For the nine months ended September 30, 2013 and 2012, 53,524 and 149,285 shares, respectively, of certain stock-based awards were excluded from the calculation of diluted earnings per share as they were anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 15.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the three months ended September 30, 2013 are as follows:

	Three Months Ended September 30, 2013
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Beginning balance, net of tax	$31,846	$(60,657)	$(46)	$(28,857)
Other comprehensive income before reclassifications	6,969	68	371	7,408
Less income reclassified from AOCI	—	568	27	595
Net other comprehensive (loss) income	6,969	(500)	344	6,813
Income tax benefit (expense)	93	120	(17)	196
Ending balance, net of tax	$38,908	$(61,037)	$281	$(21,848)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the nine months ended September 30, 2013 are as follows:

	Nine Months Ended September 30, 2013
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive income before reclassifications	2,125	3,128	263	5,516
Less income reclassified from AOCI	—	1,700	17	1,717
Net other comprehensive (loss) income	2,125	1,428	246	3,799
Income tax expense	(47)	(90)	(1)	(138)
Ending balance, net of tax	$38,908	$(61,037)	281	(21,848)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

Details about reclassification out of AOCI for the three months ended September 30, 2013 are as follows:

Three Months Ended September 30, 2013
Details of AOCI components	Amount reclassified from AOCI	Affected line item on the Consolidated Statement of Operations
(in thousands)
Unrealized gain (loss) on cash flow hedges:
	$41	Sales
	(14)	Other expense
	27	Total before tax
	(5)	Tax expense
	$22	Net of tax
Retirement plan related adjustment:
Amortization of prior service cost	$(167)	(a)
Amortization of transition asset	(68)	(a)
Amortization of actuarial loss	803	(a)
	568	Total before tax
	(43)	Tax expense
	$525	Net of tax

Details about reclassification out of AOCI for the nine months ended September 30, 2013 are as follows:

Nine Months Ended September 30, 2013
Details of AOCI components	Amount reclassified from AOCI	Affected line item on the Consolidated Statement of Operations
(in thousands)
Unrealized gain (loss) on cash flow hedges:
	$20	Sales
	(3)	Other expense
	17	Total before tax
	(2)	Tax benefit
	$15	Net of tax
Retirement plan related adjustment:
Amortization of prior service cost	$(499)	(a)
Amortization of transition asset	(203)	(a)
Amortization of actuarial loss	2,402	(a)
	1,700	Total before tax
	(127)	Tax expense
	$1,573	Net of tax

(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 10 - Pension and Post Retirement Plans for details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

NOTE 16.  NEW ACCOUNTING STANDARDS

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

NOTE 17.  SUBSEQUENT EVENTS

Subsequent to September 30, 2013, we sold 319,017 shares of our common stock under the “at-the-market” stock offering program as described in Note 3 for aggregate net proceeds of $4.7 million.  As of November 6, 2013, 434,989 shares have been sold under this program for aggregate net proceeds of $6.4 million.  All the shares sold were from shares of common stock held by the Company in treasury.

On October 31, 2013, we amended the terms of our $25.0 million revolving credit facility and  $23.0 million Term Loan.  The amendment reduced  mandatory principal payments associated with the sale of our common stock under the Company’s stock offering program as described in Note 3 from 75% of net proceeds to 25% of net proceeds.  This amendment was retroactive for all sales of common stock under this stock offering program.  Under the terms of this amendment, as a result of sales of the Company’s common stock subsequent to September 30, 2013, we are required to make additional principal payments of $1.2 million associated with net proceeds from the sale of common stock.

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

Our primary business is designing, manufacturing, and distributing high-precision computer controlled metal-cutting turning, grinding, and milling machines and of technologically advanced workholding accessories. We are geographically diversified with manufacturing facilities in China, France, Germany, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”) with sales to most industrialized countries. Approximately 75% of our 2012 sales were to customers outside of North America, 80% of our 2012 products sold were manufactured outside of North America, and 69% of our employees were employed outside of North America.

Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

Metrics on machine tool market activity monitored by our management include world machine tool consumption (a proxy for shipments), as reported annually by Gardner Publications in the Metalworking Insiders Report and metal-cutting machine orders, as reported by the Association of Manufacturing Technology, the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement is the Purchasing Managers Index, as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool consumption in foreign countries is published by trade associations in those countries.

Non-machine sales, which include collets, workholding accessories, repair parts and service revenue, historically account for approximately 24% of overall sales and are an important part of our business due to an installed base of thousands of machines.  We believe that the acquisition of Forkardt in May 2013 will increase the proportion of non-machine sales to overall sales by 8% to 10% on a full year basis. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan, which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”). Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

Below is a summary of the percentage changes for the average rates of our functional currencies for the three and nine months ended September 30, 2013 as compared to their respective USD equivalents during the same periods in 2012:

	Three Months Ended September 30	Nine Months Ended September 30
	increase / (decrease)	increase / (decrease)
CHF	3.3%	0.6%
CNY	3.7%	2.5%
EUR	5.9%	2.7%
GBP	(1.8)%	(2.0)%
TWD	(0.3)%	(0.2)%

The fluctuations of the foreign currency exchange rates during the three months ended September 30, 2013 resulted in favorable currency translation impact of approximately $1.1 million on new orders and $1.3 million on sales, as compared to the same period in 2012. The fluctuations of the foreign currency exchange rates during the nine months ended September 30, 2013 resulted in favorable currency translation impact of approximately $1.3 million on new orders and $1.8 million on sales, as compared to the same period in 2012.

Results of Operations

Summarized selected financial data for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2013	2012	$ Change		% Change	2013	2012	$ Change		% Change
	(in thousands, except per share data)
Orders	$72,945	$68,359	$4,586		7%	$218,284	$230,063	$(11,779)		(5)%
Sales	82,258	82,883	(625)		(1)%	230,291	243,853	(13,562)		(6)%
Gross profit	23,029	23,994	(965)		(4)%	65,353	69,155	(3,802)		(5)%
% of sales	28.0%	28.9%	(0.9	)pts.		28.4%	28.4%	0.0	pts.
Selling, general & administrative expenses	20,113	18,569	1,544		8%	58,616	55,215	3,401		6%
% of sales	24.5%	22.4%	2.1	pts.		25.5%	22.6%	2.9	pts.
Other (income) expense	(37)	127	(164)		(129)%	417	430	(13)		(3)%
Income from operations	2,951	5,311	(2,360)		(44)%	6,329	13,537	(7,208)		(53)%
% of sales	3.6%	6.4%	(2.8	)pts.		2.7%	5.6%	(2.9	)pts.
Net income	1,479	4,020	(2,541)		(63)%	3,784	10,103	(6,319)		(63)%
% of sales	1.8%	4.9%	(3.1	)pts.		1.6%	4.1%	(2.5	)pts.

Basic earnings per share	$0.13	$0.35	(0.22)			$0.32	$0.87	(0.55)
Diluted earnings per share	$0.13	$0.34	(0.21)			$0.32	$0.87	(0.55)

Weighted average shares outstanding - basic	11,721	11,567	154			11,681	11,551	130

Weighted average shares outstanding - diluted	11,813	11,606	207			11,770	11,588	182

Orders.  The table below summarizes orders by each corresponding geographical region for the three and nine months ended September 30, 2013 compared to the same periods in 2012:

	Three Months Ended				Nine Months Ended
	September 30,				September 30
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)
North America	$19,279	$20,913	$(1,634)	(8)%	$61,618	$61,572	$46	0%
Europe	29,796	23,756	6,040	25%	75,252	86,041	(10,789)	(13)%
Asia	23,870	23,690	180	1%	81,414	82,450	(1,036)	(1)%
	$72,945	$68,359	$4,586	7%	$218,284	$230,063	$(11,779)	(5)%

Orders were $72.9 million and $218.3 million, respectively, during the three and nine months ended September 30, 2013.  When compared to the same periods in 2012, orders increased by $4.6 million, or 7%, and decreased by $11.8 million, or 5%, during the three and nine months ended September 30, 2013, respectively. The acquisition of Forkardt contributed $10.5 million and $17.9 million in incremental orders during the three and nine months ended September 30, 2013, respectively. Currency exchange rate fluctuations had a favorable impact of $1.1 million and $1.3 million on new orders during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Excluding the orders from Forkardt and the impact of currency exchange rate fluctuations, order levels decreased over the prior year periods as a result of lower demand which was mainly attributable to the current difficult economic and financial conditions in North America and Europe regions.

North America orders were $19.3 million and $61.6 million, respectively, during the three and nine months ended September 30, 2013.  North America orders decreased by $1.6 million, or 8%, during the three months ended September 30, 2013, when compared to the same period in 2012. For the nine months ended September 30, 2013, North America orders were flat when compared to the same period in 2012. The acquisition of Forkardt contributed $2.9 million and $5.5 million in incremental orders to North America during the three and nine months ended September 30, 2013, respectively. Excluding orders from Forkardt, North America order levels decreased during the three months ended September 30, 2013, when compared to the same period in 2012, due to lower demand for grinding machines. The year to date decrease was attributable, in part, to the decline in milling and turning order activities during the first half of 2013 from our U.S. based distributors as they managed their existing inventory.

Europe orders were $29.8 million and $75.3 million, respectively, during the three and nine months ended September 30, 2013.  When compared to the same periods in 2012, European orders increased by $6.0 million, or 25%, and decreased by $10.8 million, or 13%, during the three and nine months ended September 30, 2013, respectively. The acquisition of Forkardt contributed $5.9 million and $10.4 million in incremental orders to Europe during the three and nine months ended September 30, 2013, respectively. Currency exchange rate fluctuations had a favorable impact of $0.5 million on new orders during the three months ended September 30, 2013, when compared to the same period in 2012. For the nine months ended September 30, 2013, the impact of currency exchange rate fluctuations was not material.  Excluding orders from Forkardt and impact of currency exchange rate fluctuations, Europe order levels decreased as a result of challenging economic and fiscal conditions in the region, especially during the first half of 2013.

Asia orders were $23.9 million and $81.4 million, respectively, during the three and nine months ended September 30, 2013.  Asia orders increased by $0.2 million, or 1%, and decreased by $1.0 million, or

1%, during the three and nine months ended September 30, 2013, respectively, when compared to the same period in 2012. The acquisition of Forkardt contributed $1.6 million and $2.0 million in incremental orders to Asia during the three and nine months ended September 30, 2013. Currency exchange rate fluctuations had a favorable impact of $0.6 million and $1.3 million on new orders during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Excluding orders from Forkardt and the impact of currency exchange rate fluctuations, Asia order levels decreased during the three months ended September 30, 2013, when compared to the same period in 2012, due to reduced activity relating to grinding products. The year to date decrease in Asia orders was impacted by 2012 multiple machine orders of $4.4 million from suppliers to the consumer electronics industry in China, which did not recur in 2013.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and nine months ended September 30, 2013 compared to the same periods in 2012:

	Three Months Ended				Nine months Ended
	September 30,				September 30,
	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
	(in thousands)				(in thousands)
North America	$22,020	$20,161	$1,859	9%	$72,984	$59,517	$13,467	23%
Europe	29,454	27,445	2,009	7%	75,193	86,130	(10,937)	(13)%
Asia	30,784	35,277	(4,493)	(13)%	82,114	98,206	(16,092)	(16)%
	$82,258	$82,883	$(625)	(1)%	$230,291	$243,853	$(13,562)	(6)%

Sales were $82.3 million and $230.3 million, respectively, during the three and nine months ended September 30, 2013.  When compared to the same periods in 2012, sales decreased by $0.6 million, or 1%, and $13.6 million, or 6%, respectively, during the three and nine months ended September 30, 2013. The acquisitions of Usach and Forkardt contributed $10.5 million and $21.9 million in incremental sales during the three and nine months ended September 30, 2013, respectively. Currency exchange rates fluctuations had a favorable impact of $1.3 million and $1.8 million on sales during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Excluding sales from Usach and Forkardt and the impact of currency exchange rate fluctuations, we believe that sales decreased over prior year periods as a result of challenging economic conditions in Europe and the slowing growth in Asia which started during the second half of 2012.

North America sales were $22.0 million and $73.0 million, respectively, during the three and nine months ended September 30, 2013. North America sales increased by $1.9 million, or 9%, and $13.5 million, or 23%, for the respective three and nine months ended September 30, 2013, when compared to the same periods in 2012. The acquisitions of Usach and Forkardt contributed $4.1 million and $11.6 million in incremental sales during the three and nine months ended September 30, 2013, respectively. Excluding sales from Usach and Forkardt, the decrease in North America sales during the three months ended September 30, 2013 was primarily driven by lower milling and turning activities from our U.S. based distributors as they managed their existing inventory.  The year to date increase in North America sales was primarily driven by the sales of grinding products as a result of strong 2012 order backlog.

Europe sales were $29.5 million and $75.2 million, respectively, during the three and nine months ended September 30, 2013.  Europe sales increased by $2.0 million, or 7%, and decreased by $10.9 million, or 13%, for the respective three and nine months ended September 30, 2013, when compared to the same periods in 2012. The acquisition of Forkardt in 2013 contributed $6.0 million and $9.6 million in incremental sales during the three and nine months ended September 30, 2013, respectively. Currency exchange rate fluctuations had a favorable impact of $0.6 million and $0.3 million on sales during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012. Excluding sales from Forkardt and the impact of currency exchange rate fluctuations, Europe sales decreased as a result of lower order levels since the second half of 2012 as the demand for machine tools decreased due to continued economic and fiscal uncertainties in the region.

Asia sales were $30.8 million and $82.1 million, respectively, during the three and nine months ended September 30, 2013.  Asia sales decreased by $4.5 million, or 13%, and $16.1 million, or 16%, for the respective three and nine months ended September 30, 2013, when compared to the same periods in 2012. The acquisition of Forkardt contributed $0.5 million and $0.7 million in incremental sales during the three and nine months ended September 30, 2013. Asia sales for the three and nine months ended September 30, 2012 included $10.6 million and $15.8 million, respectively, in multiple machine sales to suppliers to the consumer electronics industry in China. Currency exchange rates fluctuations had a favorable impact of $0.7 million and $1.5 million on Asia sales during the three and nine months ended September 30, 2013, respectively, when compared to the same periods in 2012.  Excluding sales from Forkardt, the impact of 2012 multiple machine sales, and the impact of currency exchange rate fluctuations, Asia sales increased during the three months ended September 30, 2013 as a result of strong turning and milling activities in China. The year to date decrease in Asia sales was driven by lower backlog as a result of a decelerating Chinese economy during the second half of 2012.

Sales of machines accounted for approximately 67% and 69% of the consolidated sales for the three and nine months ended September 30, 2013, respectively, compared to 78% and 77% for the same periods in 2012. Sales of non-machine products and services, primarily workholding, repair parts, and accessories, accounted for 33% and 31% of the consolidated sales for the three and nine months ended September 30, 2013, respectively, compared to 22% and 23% for the same periods in 2012.  The increase in the portion of non-machine sales over total sales during the three and nine months ended September 30, 2013, when compared to the same periods in 2012, was driven by sales activity from the Forkardt business.

Gross Profit.  Gross profit was $23.0 million, or 28.0% of sales, for the three months ended September 30, 2013, when compared to $24.0 million, or 28.9% of sales for the same period in 2012. The decrease in gross profit and gross margin was attributable to $0.4 million in inventory valuation step-up charges associated with Forkardt acquisition, a 0.5% impact to gross margin, as well as unfavorable product mix.  Gross profit was $65.4 million for the nine months ended September 30, 2013, a decrease of $3.8 million when compared to $69.1 million for the same period in 2012.  The decrease in gross profit was attributable to lower sales volume as well as the negative impact of $1.2 million in inventory valuation step-up charges associated with acquisitions. Gross margin for the nine months ended September 30, 2013 remain unchanged when compared to the same period in 2012, which is primarily attributable to favorable product mix due to higher portion of non-machine sales as a result of the Forkardt acquisition. The impact of favorable product mix was negated by a 0.5% unfavorable impact to gross margin as a result of inventory valuation step-up charges of $1.2 million for the nine months ended September 30, 2013.

Selling, General and Administrative Expenses.  Selling, general and administrative (SG&A) expenses were $20.1 million, or 24.5% of net sales for the three months ended September 30, 2013, an increase of $1.5 million or 8.3%, compared to $18.6 million, or 22.4% of net sales for the three months ended September 30, 2012. SG&A expenses were $58.6 million, or 25.5% of net sales for the nine months ended September 30, 2013, an increase of $3.4 million or 6.2%, compared to $55.2 million, or 22.6% of net sales for the nine months ended September 30, 2012. SG&A expenses for the three and nine months ended September 30, 2013 included $0.3 million and $1.9 million, respectively, in acquisition related expenses. In addition, our acquisition of Usach and Forkardt resulted in a $3.7 million and $6.6 million incremental SG&A expense for the three and nine months ended September 30, 2013, respectively.

Other (Income) Expense.  Other income was $0.01 million for the three months ended September 30, 2013, compared to other expense of $0.1 million for the same period in 2012.  Other expense for the nine months ended September 30, 2013 was $0.4 million, which was flat when compared to the same period in 2012.

Income from Operations.  Income from operations was $3.0 million for the three months ended September 30, 2013 compared to $5.3 million for the same period in 2012. The decrease in income from operations during the three months ended September 2013 was driven by lower sales volume, the $0.4 million in acquisition related inventory step-up charge, and the $0.3 million in acquisition related expenses. Income from operations was $6.3 million for the nine months ended September 30, 2013 compared to $13.5 million for the same period in 2012. The year-to-date decrease in income from operations was driven by lower sales volume, the $1.2 million in acquisition related inventory valuation step-up charges, and the $1.9 million in acquisition related expenses.

Interest Expense, Net.  Net interest expense was $0.3 million for the three months ended September 30, 2013 compared to $0.2 million for the same period in 2012. Net interest expense was $0.8 million for the nine months ended September 30, 2013 compared to $0.6 million for the same period in 2012. The increase in interest expense was mainly attributable to the additional interest on the $23.0 million term loan which the Company entered into in May 2013 to fund the Forkardt acquisition.

Income Taxes.  The provision for income taxes was $1.2 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, compared to $1.1 million and $2.9 million for the three and nine months ended September 30, 2012, respectively.  The effective tax rates were 44.0% and 31.6% for the three and nine months ended September 30, 2013 compared to 21.3% and 22.1% for the three and nine months ended September 30, 2012, respectively.

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

The effective tax rate for the three and nine months ended September 30, 2013 of 44.0% and 31.6%, respectively differs from the U.S. statutory rate primarily due to no tax benefit being recorded for certain entities in a loss position for which a full valuation allowance has been recorded, and due to the rate difference between the U.S. and non-US entities.

Net Income.  Net income for the three months ended September 30, 2013 was $1.5 million, or 1.8% of net sales, compared to $4.0 million, or 4.9% of net sales, for the same period in 2012. Net income for the nine months ended September 30, 2013 was $3.8 million, or 1.6% of net sales, compared to $10.1 million, or 4.1% of net sales, for the same period in 2012. The decrease in net income is attributable to lower gross profit due to the decrease in sales volume, acquisition related inventory valuation step-up charges and acquisition related expenses.  Basic earnings per share, for the three and nine months ended September 30, 2013 were $0.13 and $0.32, respectively, compared to $0.35 and $0.87, respectively, for the same period in 2012. Diluted earnings per share, for the three and nine months ended September 30, 2013 were $0.13 and $0.32, respectively, compared to $0.34 and $0.87, respectively, for the same period in 2012.

Summary of Cash Flows for the nine months ended September 30, 2013 and 2012:

	Nine months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$8,434	$5,685
Net cash used in investing activities	(36,329)	(6,127)
Net cash provided by (used in) financing activities	17,328	(3)
Effect of exchange rate changes on cash	(510)	216
Decrease in cash and cash equivalents	$(11,077)	$(229)

Capital expenditures (included in investing activities)	$(2,192)	$(6,167)

During the nine months ended September 30, 2013, we generated $8.4 million net cash from operating activities, an improvement of $2.7 million compared to $5.7 million net cash provided by operating activities during the same period in 2012. During the nine months ended September 30, 2013, net cash was primarily used for vendor payments, to pay accrued expenses, including bonuses and taxes, and contributions made to our defined contribution plan. The cash outflow was offset by collections on accounts receivable, decreases in inventory levels, as well as increases in customer deposits due to improving order activities.

During the nine months ended September 30, 2012, we generated $5.7 million net cash from operating activities. Net cash was primarily provided by collections on accounts receivables. The cash inflow was offset by cash used in inventory purchases, vendor payments, reduction in customer deposits, and contributions to the pension plans.

Net cash used in investing activities was $36.3 million for the nine months ended September 30, 2013 compared to $6.1 million for the same period in 2012. In May of 2013, we used $34.3 million in net cash to acquire Forkardt.  Excluding this use of cash, net cash used in investing activities decreased by $4.0 million due to lower capital expenditures as we completed our facility expansion projects in Switzerland and China during 2012.

Net cash flow provided by financing activities was $17.6 million for the nine months ended September 30, 2013 compared to $0.3 million net cash used in financing activities for the same period in 2012. The increase was primarily due to $23.0 million in term loan proceeds used to partially fund the Forkardt acquisition as well as $1.6 million in net proceeds from the sale of common stocks, offset by payments made on existing long term debts and credit facilities.

Liquidity and Capital Resources

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  During the nine months ended September 30, 2013, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets. We had additional borrowing capacity of $57.5 million at September 30, 2013, and $54.3 million at December 31, 2012, available under various credit facilities maintained by the Company and certain Company subsidiaries.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives.  As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

On August 9, 2013, the Company entered into a sales agreement with an independent sales agent, under which we may sell shares of our common stock with an aggregate price of up to $25.0 million in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. As of November 6, we have sold 434,989 shares of our common stock for an aggregated net proceeds of $6.4 million.

On October 31, 2013 we amended the terms of our $25.0 million revolving credit facility and $23.0 million Term Loan. The amendment reduced  mandatory principal payments associated with the sale of our common stock under the Company’s stock offering program as described above from 75% of net proceeds to 25% of net proceeds.  This amendment was retroactive for all sales of common stock under this stock offering program. Under the terms of this amendment, as a result of sales of the Company’s common stock subsequent to September 30, 2013, we are required to make additional principal payments of $1.2 million associated with net proceeds from the sale of common stock.

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

PART I.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first nine months of 2013.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2012 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2013, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

10.1

Credit Facilities Agreement, dated July 12, 2013 between Hardinge Holdings GmbH, L. Kellenberger & Co. AG and Credit Suisse AG (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013 (File No. 001-34639)).

10.2

Collateral Agreement, dated July 12, 2013, between L. Kellenberger & Co. AG and Credit Suisse AG (incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013 (File No. 001-34639)).

10.3

Collateral Agreement, dated July 12, 2013, between L. Kellenberger & Co. AG and Credit Suisse AG (incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2013 (File No. 001-34639)).

10.4

Controlled Equity OfferingSM Sales Agreement, dated August 9, 2013, by and between Hardinge Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2013 (File No. 001-34639)).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hardinge Inc.

November 7, 2013	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2013	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio.
Vice President and Chief Financial Officer
(Principal Financial Officer)

November 7, 2013	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Corporate Controller and Chief Accounting Officer
(Principal Accounting Officer)