Form 10-K
period 2013-12-31
HARDINGE INC
filed 2014-03-13
CIK 313716

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether registrant is a shell company (as defined by Exchange Act Rule 12b-2). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $173.8 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 28, 2013.

         There were 12,586,352 shares of Hardinge stock outstanding as of March 7, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Hardinge Inc.'s Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Commission on or about March 27, 2014 are incorporated by reference to Part III of this Form 10-K.

HARDINGE INC. AND SUBSIDIARIES
2013 Annual Report

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

        We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metalcutting machines and workholding technology solutions. The Company has the following direct and indirect wholly owned subsidiaries:

North America:
Canadian Hardinge Machine Tools, Ltd	Toronto, Canada
Hardinge Technology Systems, Inc.	Elmira, New York
Usach Technologies, Inc.	Elgin, Illinois
Forkardt Inc.	Traverse City, Michigan
Europe:
Hardinge Holdings GmbH	St. Gallen, Switzerland
Hardinge Holdings B.V.	Amsterdam, Netherlands
Hardinge GmbH	Krefeld, Germany
Hardinge Machine Tools B.V.	Raamsdonksveer, Netherlands
L. Kellenberger & Co. AG	St. Gallen, Switzerland
Jones & Shipman Hardinge Limited	Leicester, England
Jones & Shipman Grinding Limited	Leicester, England
Jones & Shipman SARL	Bron, France
Forkardt Deutschland GmbH	Ekrath, Germany
Forkardt SAS	Noisy le Sec Cédex, France
Asia:
Hardinge China, Limited	Hong Kong, People's Republic of China
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge Precision Machinery (Jiaxing) Company, Limited	Jiaxing, People's Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China
Hardinge Machine Tools B.V., Taiwan Branch	Nan Tou City, Taiwan, Republic of China

        We have manufacturing facilities located in China, Switzerland, Taiwan, Germany, France, the United Kingdom ("U.K.") and the United States ("U.S."). We manufacture the majority of the products we sell.

Products

        We supply high precision computer controlled metalcutting turning machines, grinding machines, machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value.

Segments

        In connection with the acquisition of the Forkardt business ("Forkardt") in 2013, the Company has realigned the manner in which financial results are monitored and decisions are made, creating two unique business segments; Metalcutting Machine Solutions (MMS) and Aftermarket Tooling and Accessories (ATA).

Metalcutting Machine Solutions (MMS)

        This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately sixty thousand dollars for some high volume products to around $1.5 million for some lower volume grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles as our customers are looking for productivity improvements or they have new products that require new machining capabilities.

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

        Grinding is a machining process in which a part's surface is shaped to closer tolerances with a rotating abrasive wheel or tool than other available metalcutting technologies. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of our Kellenberger subsidiary are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been partially completed on a lathe. The Kellenberger grinding machines are generally purchased by the same type of customers as other Hardinge equipment and further our ability to be a primary source for our customers.

        Our Kellenberger precision grinding technology is complemented by our Hauser, Tschudin, and Jones & Shipman grinding brands. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and mold-making applications. Tschudin product technology is focused on the specialized grinding of cylindrical parts when the customer requires high volume production. Our Tschudin machines are generally equipped with automatic loading and unloading mechanisms for the part being machined. These loading and unloading mechanisms significantly reduce the level of involvement a machine operator has to perform in the production process. Our Jones & Shipman brand represents a line of high-quality grinding (surface, creep feed, and cylindrical) machines. These super-abrasive machines and machining systems are used by a diverse range of industries.

        In 2012, the Company acquired Usach Technologies, Inc. ("Usach"), an Illinois-based manufacturer of custom built high precision internal and external grinding machines and systems. The acquisition of Usach complements and enhances our grinding product portfolio.

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

Aftermarket Tooling and Accessories (ATA)

        This segment includes products that are purchased by manufacturers throughout the lives of their machines. The selling prices of these units are relatively low per piece with prices ranging from fifty dollars on high volume collets to twenty thousand dollars or more for specialty chucks. These products, while considered to be consumable are more durable in nature, with replacement due to wear over time. Our products are used on all types and brands of machine tools, not limited to our own. Sales levels are affected by manufacturing cycles, but not to the severity of the capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment and therefore accessories are still needed as they wear out or they are needed for a change in production requirements.

        We have been a supplier of Aftermarket Tooling Accessories and Solutions (ATA) since our inception. The two primary product groups in ATA are collets and chucks. Collets are cone-shaped metal sleeves used for holding circular or rod like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Chucks are a specialized clamping device used to hold an object with radial symmetry, especially a cylindrical object. It is most commonly used to hold a rotating tool or a rotating work piece. Some of our specialty chucks can also hold irregularly shaped objects that lack radial symmetry. While our products are known for accuracy and durability, they are consumable in nature.

        In May of 2013, the Company acquired Forkardt, a global provider of specialty chucks. Forkardt is based in Traverse City, Michigan with operations in the United States and Europe that provide unique solutions for demanding workholding applications. This acquisition positions Hardinge as one of the largest manufacturers of these types of workholding solutions in the world. In December of 2013, we divested the Forkardt Swiss operations due to potential customer conflicts.

        We offer an extensive line of workholding and toolholding solutions that are available in tens of thousands of shapes and sizes to meet unique customer application needs. These solutions can be used on virtually all types and brands of metalcutting machines, as well as non-traditional uses in many industrial applications. The Company continues to explore opportunities to expand this business organically and through acquisitions.

Sales, Markets and Distribution

        We sell our products in most of the industrialized countries of the world through a combination of distributors, agents, and manufacturers' representatives. In certain areas of China, France, Germany, North America, and the United Kingdom, we have also used a direct sales force for portions of our product lines. Generally, our distributors have an exclusive right to sell our products in a defined geographic area. Our distributors operate as independent businesses and purchase products from us at discounted prices for their customers, while agents and representatives sell products on our behalf and receive commissions on sales. Our discount schedule is adjusted to reflect the level of pre and post sales support offered by our distributors. Our direct sales personnel earn a fixed salary plus commission. Sales through distributors are made only on standard commercial open account terms or through letters of credit. Distributors generally take title to products upon shipment from our facilities and do not have any special return privileges.

        Our standard ATA products are sold through direct telephone orders and via our web site at www.shophardinge.com. Custom or special solutions are sold through direct sales and agents. In most cases, we are able to package and ship in-stock tooling, accessories, and repair parts within 24 hours of receiving orders. We can package and ship items with heavy demand within a few hours. In other parts of the world, these products are sold on either a direct sales basis or through distributor arrangements.

        We promote recognition of our products in the marketplace through advertising in trade publications, web presences, email newsletters, and participation in industry trade shows. In addition, we market our non-machine products and capabilities through publication of general catalogues and other targeted catalogues, which we distribute to existing and prospective customers. We have a considerable presence on the internet at www.hardinge.com and www.forkardt.com, where customers can obtain information about our products and place orders for accessories, tooling, knee mill products and repair parts.

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

        No single customer or related group of customers accounted for more than 6% of our consolidated sales in 2013 or 2012. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

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

        We compete in various sectors of the machine tool market within the products of turning, milling, grinding, tooling and accessories. We compete with numerous vendors in each market sector we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service, and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level their products can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as DMG Mori Seiki, Mazak, and Okuma. Competition in our more standard turning and milling equipment comes, in part, from those companies as well as Doosan, which is based in South Korea, and Haas which is based in the U.S., as well as many Taiwanese companies. Our cylindrical grinding machines compete primarily with Studer, a Swiss company as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with Okamoto in Japan and Chevalier in Taiwan. Our ATA products compete with many smaller companies.

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

Sources and Availability of Components

        Our machines within the MMS segment are produced around the world. We produce certain of our lathes, knee mills, and related products at our Elmira, New York plant. The Kellenberger grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. The Jones & Shipman grinding machines are manufactured at our Leicester, England plant. The Usach grinding machines are manufactured at our Elgin, Illinois plant. We produce machining centers and lathes at our facilities in Hardinge Taiwan in Nan Tou, Taiwan and Hardinge Precision Machinery (Jiaxing) Company, Ltd. in Jiaxing, China. The Company's Forkardt and Hardinge branded ATA segment products and solutions are engineered and produced in our Traverse City, Michigan, Elmira, NY, Kirchentellinsfurt, Germany, and Noisy le Sec, France plants. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and historically, we have not experienced a serious supply interruption. However, in 2011, because of the increase in demand driven by early 2011 worldwide order activity, producers of bearings, ball screws, and linear guides had difficulty meeting the rise in demand. Similar demand increase in the future could impact our production schedules.

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

        The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $12.5 million, $12.3 million and $12.7 million, in 2013, 2012 and 2011, respectively.

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

        We feel it is important, where practical, to provide readily available accessories and replacement parts for the machines we sell and we carry inventory at levels sufficient to meet these customer requirements.

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

        The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. We estimate that our portion of the potential costs range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company's share of remediation expenses at the Pond as of December 31, 2013. This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

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

Employees

        As of December 31, 2013, Hardinge Inc. employed 1,445 persons, 485 of whom were located in the United States. Management believes that relations with our employees are good.

Foreign Operations and Export Sales

        Information related to foreign and domestic operations and sales is included in Footnote 9 to the Consolidated Financial Statements contained in this Annual Report. Our strategy has been to diversify our sales and operations geographically so that the impact of economic trends in different regions can be balanced.

        The risks associated with conducting business on an international basis are discussed further in Item 1A—Risk Factors.

Item 1A.—RISK FACTORS

        The various risks related to the Company's business include the risks described below. The business, financial condition or results of operations of Hardinge could be materially adversely affected by any of these risks. The risks and uncertainties described below or elsewhere in this Form 10-K are not the only ones to which we are exposed. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also adversely affect our business and operations. If any of the matters included in the following risks were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Our customers' activity levels and spending for our products and services have been impacted by the recent global economic conditions, especially deterioration in the credit markets.

        For many of our customers, the purchase of our machines represents a significant capital expenditure. For others, the purchase of our machines is a part of a larger improvement or expansion of manufacturing capability. For all, the purchase represents a long term commitment of capital raised by incurrence of debt, issuance of equity or use of cash flow from operations. Recent global economic and financial difficulties across the world are well documented. Recently, governments in Europe, Asia and the U.S. intervened in an effort to improve conditions. These interventions may have reduced the overall impact of the crisis, but also created instability, uncertainty and doubt. During this period, many of our customers experienced uncertain cash flows and reduced access to credit and equity markets, all of which made commitment to larger long term capital projects difficult. While global conditions appear to have improved, similar conditions in the future could negatively impact our operating results.

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

We could incur costs due to conflict mineral regulations, which may materially adversely affect our business, operating results, and financial condition.

        The Securities and Exchange Commission has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten, and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. This requirement could affect the sourcing of materials used in our products as well as the companies we use to manufacture components, assembles and subassemblies for our products. In circumstances where conflict minerals in our products are found to be sourced from the Democratic Republic of the Congo or surrounding countries, we may take actions to change materials to reduce the possibility that our purchase of conflict minerals may fund armed groups in the region. These actions could add costs to the manufacture of our products. Our reputation may also suffer if we have included conflict minerals originating in the Democratic Republic of the Congo or surrounding countries in our products, and those conflict minerals funded armed groups in the region.

Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

        We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2013, approximately 67% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These factors include:

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

        Trade barriers established by the U.S. or other countries may interfere with our ability to offer our products in those markets. We manufacture a substantial portion of our products overseas and sell our products throughout the world. We cannot predict whether the U.S. or any other country will impose new quotas, tariffs, taxes, or other trade barriers upon the importation or exportation of our products or supplies, any of which could have a material adverse effect on our results of operations and financial condition. Competition and trade barriers in those countries could require us to reduce prices, increase spending on marketing or product development, withdraw or not enter certain markets, or otherwise take actions adverse to us.

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

  •
  Incur large and immediate write-offs and restructuring and other related expenses; and

  •
  Become subject to litigation.

        Acquisitions are inherently risky, and no assurance can be given that our recent or future acquisitions, if any, will be successful and will not have material adverse affect on our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Additionally, we may incur significant expenses related to potential acquisitions that are not completed. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities, and personnel to an inability to do so. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

        Changes in exchange rates will result in increases or decreases in our revenues, costs, and earnings, and may also affect the book value of our assets located outside of the United States and the amount of our invested equity. Although we may seek to decrease our currency exposure by engaging in hedges against significant transactions and balance sheet currency exposures where we deem it appropriate, we do not hedge against translation risks. Though we monitor and manage our exposures to changes in currency exchange rates, and utilize currency exchange forward contracts and swaps to mitigate the impact of changes in currency values, changes in exchange rates nonetheless cannot always be predicted or hedged. Consequently, we cannot assure that any efforts to minimize our risk to currency movements will be successful. To the extent we sell our products in markets other than the market in which they are manufactured, currency fluctuations may result in our products becoming too expensive for customers in those markets.

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

        Our quarterly results are subject to significant fluctuation based on the timing of our shipments of machine tools, which are largely dependent upon customer delivery requirements. With some individual machines priced in excess of $1.5 million and several machines frequently sold together as a package, a request by a customer to delay shipment at quarter end could significantly affect our quarterly results. Given that a large percentage of our sales are from Asia, the impact of the plant shut-downs of one to two weeks in that region by us and our customers due to the celebration of the Lunar New Year holiday, our first quarter sales, income from operations, and net income may be the lowest quarter of the year.

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

        The market-related value of assets for our U.S. qualified defined benefit pension plan recognizes asset losses and gains over a five-year period, which we believe is consistent with the long-term nature of our pension obligations. As a result, the effect of changes in the market value of assets on our pension expense may be experienced in future years rather than fully reflected in the expense for the year immediately following the year in which the fluctuations actually occurred.

        For the year ended December 31, 2013, the value of our pension plan assets for our domestic and foreign plans increased by $16.7 million primarily due to the strong investment performance. The investment performance of our pension plan assets could significantly impact the growth of those assets. Should the assets earn a return less than the assumed rate of return over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of the assumed rate of return may reduce future pension expenses and funding requirements.

        For our domestic and major foreign plans, discount rates are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit payments. Discount rates are used to determine the projected and accumulated benefit obligation at the end of each year. A change in the discount rate would impact the funded status of our plans. An increase to the discount rate would generally reduce the pension liability and future pension expense and, conversely, a lower discount rate would generally increase the pension liability and the future pension expense.

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

        For our U.S. qualified defined benefit pension plan, which is the largest of our plans, the rate of return assumed on the market-related value of plan assets for determining pension expense was 7.75% for 2013 and for 2012. The discount rate used for determining the obligation was 5.24% at December 31, 2013 compared to 4.31% at December 31, 2012.

        We have two defined benefit plans associated with our Swiss subsidiary. When viewed in aggregate, these two plans constitute the second largest of our defined benefit plans. The rate of return assumed on the market-related value of plan assets for determining pension expense was 3.50% for 2013 and 3.70% for 2012. The discount rate used for determining the obligation was 2.40% at December 31, 2013 compared to 2.00% at December 31, 2012.

        During 2012, Congress enacted the Moving Ahead for Progress in the 21st Century Act ("MAP-21"). In the short-term, MAP-21 will increase the discount rates used to determine the funding liabilities for our U.S. qualified defined benefit pension plan, resulting in significantly lower pension contributions. As a result of MAP-21 and based on assumptions pertaining to asset returns and corporate bond yields, we do not expect to make cash contributions of to our U.S. qualified defined benefit pension plan in 2014. We do expect to make a contribution of approximately $0.2 million to our U.S. supplemental pension plan in 2014. We also expect to make contributions of approximately $2.6 million to the foreign plans in 2014. If our current assumptions and estimates are not correct, contributions in years beyond 2013 may be more or less than the projected 2014 contributions.

        In addition, we cannot predict whether changing market or economic conditions, regulatory changes or other factors will increase our pension expenses or our funding obligations, diverting funds we would otherwise apply to other uses. At December 31, 2013, the excess of consolidated projected benefit obligations over plan assets was $26.9 million, when only taking into consideration plans whose projected benefit obligation exceeded the fair value of plan assets, and the excess of consolidated accumulated benefit obligations over plan assets was $26.5 million, when only taking into consideration plans whose accumulated benefit obligation exceeded the fair value of plan assets.

Our U.S. qualified defined benefit pension plan is currently underfunded and we will be required to make cash payments to the plan, reducing the cash available for our business.

        We record a liability associated with our U.S. qualified defined benefit pension plan equal to the excess of the projected benefit obligation over the fair value of plan assets. The liability recorded at December 31, 2013 was $18.9 million. As a result of the enactment of MAP-21, we do not expect to contribute to our domestic qualified defined benefit pension plan in 2014. Contribution levels are largely contingent on asset returns and corporate bond yields. If the performance of the assets in our U.S. qualified defined benefit pension plan does not meet our expectations and/or corporate bond yields decrease, our future contributions to the plan could increase. Our U.S. qualified defined benefit pension plan is subject to the Employee Retirement Income Security Act of 1974, or ERISA. Under ERISA, the Pension Benefit Guaranty Corporation, or PBGC, has the authority to terminate an underfunded pension plan under limited circumstances.

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

        In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2013, approximately 69% of our sales were through distributors and agents. No distributor accounted for more than 6% of our consolidated sales in 2013. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs and inaccuracies in such forecasts could adversely affect our business.

        We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay, or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay, or other modification in our customers' orders could significantly reduce our revenue, cause our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or our workforce to minimize the effect of the lost revenue on our business. Order cancellations typically average approximately 2% of sales. Cancellations could vary significantly during times of global economic uncertainty.

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

        The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. We estimate that our portion of the potential costs range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company's share of remediation expenses at the Pond as of December 31, 2013. This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

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

        We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to periodically furnish a report by our management regarding, among other things, the effectiveness of our internal control over financial reporting. Our management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective due to a material weakness in our financial statement close process as it relates to the accounting for certain complex, non-routine transactions.

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

        Removal of Directors and Filling of Vacancies.    Our certificate of incorporation provides that a member of our Board of Directors may be removed only for cause and upon the affirmative vote of the holders of 75% of the securities entitled to vote at an election of directors. Newly created directorships and Board of Director vacancies resulting from retirement, death, removal or other causes may be filled only by a majority vote of the then remaining directors. Accordingly, it is more difficult for shareholders, including those holding a majority of our outstanding shares, to force an immediate change in the composition of our Board of Directors.

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

Our shareholders may experience further dilution as a result of future equity offerings or issuances.

        In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other equity securities. Our shareholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing shareholders.

        In addition, we have filed a registration statement with the Securities and Exchange Commission, allowing us to offer, from time to time and at any time, up to $100.0 million of equity securities (including common or preferred shares), subject to market conditions and other factors. The shares sold under the controlled equity offerings are the only equity securities sold pursuant to such registration statement thus far. Accordingly, we may, from time to time and at any time, seek to offer and sell our equity securities, including sales of shares of common stock, based upon market conditions and other factors.

        Under the Controlled Equity OfferingSM Sales Agreement entered into with Cantor Fitzgerald & Co. on August 9, 2013, we have sold approximately $11.6 million of shares of our common stock, as of March 12, 2014, through "at-the-market" offerings, and may offer and sell, from time to time through such offerings an additional amount of up to an aggregate offering price of $25.0 million of shares of our common stock.

Item 1B.—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.—PROPERTIES

        Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Owned Properties:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
Jiaxing, China	Manufacturing, Engineering, Demonstration, and Administration (Buildings and improvements are owned by the Company; land is under 50-year lease expiring November 2060)	7 acres 223,179 sq. ft
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Romanshorn, Switzerland	Manufacturing	2 acres 42,324 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, and Turnkey Systems	4 acres 41,500 sq. ft.
Traverse City, Michigan	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	2.4 acres 38,800 sq. ft.

Leased Properties:

Location	Type of Facility	Square Footage	Lease Expiration Date
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Ekrath, Germany	Sales, Service, Demonstration and Administration	45,025 sq. ft.	4/1/16
Shanghai, China	Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	38,820 sq. ft.	5/31/18
Elgin, Illinois	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	34,000 sq. ft.	12/31/17
Kirchentellinsfurt, Germany	Production	15,930 sq. ft.	9/30/14
Krefeld, Germany	Sales, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
Biel, Switzerland	Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	7,995 sq. ft.	6/30/14
Noisy le Sec, France	Sales, Service, Engineering, and Administration	7,320 sq. ft.	12/31/19
Bron, France	Sales, Storage, and Administration	2,680 sq. ft.	4/1/14

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

PART II

ITEM 5.—MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table reflects the highest and lowest values at which our common stock traded in each quarter of the last two years. Our common stock trades on the NASDAQ Global Select Market under the symbol "HDNG". The table also includes dividends per share, by quarter:

	2013			2012
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$13.95	$10.00	$0.02	$11.29	$7.99	$0.02
June 30,	14.97	11.91	0.02	11.65	8.20	0.02
September 30,	16.88	13.63	0.02	10.55	8.56	0.02
December 31,	15.68	13.79	0.02	10.92	8.57	0.02

        At March 7, 2014, there were 234 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

        The following table provides information about the Company's repurchases of our common stock by month for the quarter ended December 31, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share
October 1, - October 31, 2013	—	$—
November 1, - November 30, 2013	4,099	$14.57
December 1, - December 31, 2013	—	$—

Total	4,099

        The above shares repurchased in the quarter ended December 31, 2013 were part of the Company's Incentive Compensation Plan to satisfy tax withholding obligations.

Performance Graph

        The graph below compares the five-year cumulative total return for Hardinge Inc. Common Stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of 15 peer issuers, and our old peer group of 16 peer issuers. The companies included in our new peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our new peer group includes Altra Holding, Inc., Cohu, Inc., Columbus McKinnon Corporation, Electro Scientific Industries Inc., Flow International Corporation, Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., Newport Corporation, NN, Inc., Sifco Industries Inc., Transcat Inc., Twin Disc Inc., and Zygo Corporation. Our old peer group included Amtech Systems Inc. in addition to all of the peers listed above. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2008. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., the NASDAQ Composite Index,
Old Peer Group and New Peer Group

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Fiscal year ended December 31	2008	2009	2010	2011	2012	2013
Hardinge Inc.	100.00	136.93	243.06	201.93	251.44	368.16
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
Old Peer Group	100.00	142.45	229.87	208.52	191.93	263.26
New Peer Group	100.00	139.61	222.09	207.96	193.49	264.23

ITEM 6.—SELECTED FINANCIAL DATA

        The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other information included herein (amounts in thousands except per share data):

	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA
Sales	$329,459	$334,413	$341,573	$257,007	$214,071
Cost of sales	236,220	237,576	250,545	195,717	173,275

Gross profit	93,239	96,837	91,028	61,290	40,796
Selling, general and administrative expense	79,533	76,196	73,599	65,650	68,000
(Gain) loss on sale of assets	(62)	80	46	(1,045)	240
Impairment charges(1)	6,239	—	—	(25)	1,650
Other expense (income)	533	479	786	(560)	556

Operating income (loss)	6,996	20,082	16,597	(2,730)	(29,650)
Interest expense, net	1,064	741	238	336	1,812

Income (loss) from continuing operations before income taxes	5,932	19,341	16,359	(3,066)	(31,462)
Income taxes	1,537	1,486	4,373	2,168	1,847

Income from continuing operations	4,395	17,855	11,986	(5,234)	(33,309)
Income from discontinued operations and gain on disposal, net of tax	5,532	—	—	—	—

Net income (loss)(1)	$9,927	$17,855	$11,986	$(5,234)	$(33,309)

PER SHARE DATA:
Weighted average common shares outstanding	11,801	11,557	11,463	11,409	11,372
Basic earnings (loss) per share:
Continuing operations	$0.37	$1.53	$1.03	$(0.46)	$(2.93)
Discontinued operations and gain on disposal, net of tax	0.47	—	—	—	—

Basic earnings (loos) per share	$0.84	$1.53	$1.03	$(0.46)	$(2.93)

Weighted average diluted shares outstanding	11,891	11,596	11,548	11,409	11,372
Diluted earnings (loss) per share:
Continuing operations	$0.37	$1.53	$1.02	$(0.46)	$(2.93)
Discontinued operations and gain on disposal, net of tax	0.46	—	—	—	—

Diluted earnings (loss) per share	$0.83	$1.53	$1.02	$(0.46)	$(2.93)

Cash dividends declared per share	$0.08	$0.08	$0.05	$0.02	$0.025

BALANCE SHEET DATA:
Working capital	$136,875	$128,069	$126,851	$126,669	$129,549
Total assets	343,968	325,654	311,669	274,847	242,204
Total debt	26,635	19,989	21,537	5,044	5,022
Shareholders' equity	203,594	161,207	147,023	157,902	161,530

(1)
2013 results include a non-cash charge of $6.2 million for impairment of goodwill and other intangible assets. $5.1 million was related to the impairment in the value of goodwill and the trade name associated with the purchase of Usach, and $1.1 million was related to the impairment of the Forkardt trade name as a result of the Forkardt Swiss business divestiture. 2009 results include a non-cash charge for impairment of $1.7 million associated with certain machinery and equipment formerly utilized in the manufacture of non-critical parts in our Elmira, NY facility.

ITEM 7.—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Overview.    We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, Switzerland, Taiwan, the United Kingdom ("U.K.") and the United States ("U.S.") with sales to most industrialized countries. Approximately 67% of our 2013 sales were to customers outside of North America, 68% of our 2013 products sold were manufactured outside of North America, and 66% of our employees were outside of North America.

        Our machine products are considered to be capital goods and are part of what has historically been a highly cyclical industry. Our management believes that a key performance indicator is our order level as compared to industry measures of market activity levels.

        General economic growth around the world in 2013 was slower than 2012, driven by the decelerating economy in China and uncertainties surrounding European financial and fiscal conditions. The concerns over economic situations negatively impacted our customers' decision for capital spending. Consequently, 2013 order volumes decreased approximately $25 million from our organic business, offset by orders from the Company's newly acquired businesses.

        Metrics on machine tool market activity watched by our management include world machine tool consumption (a proxy for shipments), as reported annually by Gardner Business Media in the World Machine-Tool Output and Consumption Survey and metalcutting machine orders as reported by the Association of Manufacturing Technology ("AMT"), the primary industry group for U.S. machine tool manufacturers. World machine tool consumption data as reported by the World Machine-Tool Output and Consumption Survey showed a decrease in machine tool consumption of 9% in 2013 compared to a decrease of 2.5% in 2012. This report indicates that 2013 consumption in China, the world's largest market, decreased by 12% (in US dollars) after a 1% decrease in 2012. Consumption in Germany, the world's third largest market, saw a 6% increase in consumption as measured in local currency in 2013 compared to no change in 2012. In the United Kingdom, machine tool consumption measured in local currency decreased by 9% in 2013 and increased by 11% in 2012. In the U.S., 2013 machine tool consumption decreased by 9%, as compared to a 19% increase in 2012. In 2013, U.S. orders for metalcutting machine tools reported by the AMT were $4.9 billion, down when compared to $5.7 billion reported in 2012. The AMT's statistics are reported on a voluntary basis from member companies. The report includes metalcutting machines of all types and sizes, including segments in which we do not compete.

        Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement in the U.S. is the Purchasing Managers Index ("PMI"), as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding manufacturing activity levels in foreign countries is published by various economic data services in those countries.

        Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue account for approximately 28% of overall sales and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

        Below is a summary of the percentage changes for the annual average rates of our functional currencies as compared to their respective USD equivalents:

	2013 compared to 2012	2012 compared to 2011
	increase / (decrease)	increase / (decrease)
CHF	1.2%	(5.7)%
CNY	2.6%	2.4%
EUR	3.3%	(7.6)%
GBP	(1.3)%	(1.2)%
TWD	(0.5)%	(0.7)%

        The fluctuations of the foreign currency exchange rates during 2013 resulted in favorable currency translation impact of approximately $2.3 million on new orders and $2.9 million on sales, as compared to 2012. The fluctuations of the foreign currency exchange rates during 2012 resulted in unfavorable currency translation impact of approximately $3.9 million on new orders and $4.8 million on sales, as compared to 2011.

Results of Operations

Comparison of the years ended December 31, 2013 and 2012

        The following table summarizes our financial data for 2013 and 2012:

	2013	% of Sales	2012	% of Sales	$ Change	% Change
	(in thousands)
Sales	$329,459		$334,413		$(4,954)	(1)%
Gross profit	93,239	28.3%	96,837	29.0%	(3,598)	(4)%
Selling, general and administrative expenses	79,533	24.1%	76,196	22.8%	(3,337)	(4)%
Impairment charges	6,239		—		(6,239)	NM
Other expense, net	471		559		88	16%

Income from operations	6,996	2.1%	20,082	6.0%	(13,086)	(65)%
Interest expense, net	1,064		741		(323)	44%

Income from continuing operations before taxes	5,932		19,341		(13,409)	(69)%
Income taxes	1,537		1,486		(51)	(3)%

Income from continuing operations	4,395	1.3%	17,855	5.3%	(13,460)	(75)%
Income from discontinued operations and gain on disposal of operations, net of tax	5,532		—		5,532	NM

Net income	$9,927	3.0%	$17,855	5.3%	$(7,928)	(44)%

        Sales:    Sales for 2013 were $329.5 million, a decrease of $5.0 million compared to 2012 sales of $334.4 million. Foreign currency translation had a favorable impact of approximately $2.9 million when compared to 2012. Sales from the newly acquired businesses contributed $47.8 million in 2013. Excluding the sales from the newly acquired businesses and the favorable foreign currency impact, sales decreased by $55.7 million, or 17%, when compared to 2012. The sales reduction was primarily a result of unfavorable market conditions for capital spending on machine tools in our European and Asian markets.

        The following table presents 2013 and 2012 sales by region:

	2013	2012	Change	% Change
	(in thousands)
Sales to Customers in:
North America	$109,457	$83,547	$25,910	31%
Europe	100,126	121,008	(20,882)	(17)%
Asia	119,876	129,858	(9,982)	(8)%

Total	$329,459	$334,413	$(4,954)	(1)%

        The geographic mix of sales as a percentage of total sales is shown in the table below:

	2013	2012	Percentage Point Change
Sales to Customers in:
North America	33.2%	25.0%	8.2 pts.
Europe	30.4%	36.2%	(5.8) pts.
Asia	36.4%	38.8%	(2.4) pts.

Total	100.0%	100.0%

        North America sales increased by $25.9 million or 31% for the year 2013 compared to 2012. Included in the North American results were $26.8 million of sales from the newly acquired businesses. Excluding those sales, organic sales would have been down by $0.9 million or 1% when compared with 2012. This organic sales performance had the benefit of a strong machine backlog at the end of 2012 for North American demand.

        Europe sales decreased $20.9 million or 17% for the year 2013 compared to 2012. Included in these sales were $10.0 million of sales from the newly acquired businesses. 2013 sales to this region were favorably influenced by foreign currency translation of approximately $1.0 million. Exclusive of the currency impact and sales from acquisitions, Europe sales decreased by $31.9 million, or 26%, compared to 2012. The decrease is primarily attributable to continued economic uncertainty throughout most of Europe, especially for high end machine tools. In addition, changes made in sales channel strategies for the UK, resulted in providing discounts to a new distribution partner, while at the same time, enabling a $5.9 million reduction in selling expenses.

        Asia sales decreased by $10.0 million or 8% for the year 2013 compared to 2012. Sales in this region in 2013 were favorably influenced by foreign currency translation of approximately $1.9 million. Sales from the newly acquired businesses contributed $11.0 million of sales. Exclusive of the impact of the newly acquired businesses and the impact of currency, organic sales declined by $22.9 million or 18%, compared to 2012. This decline is primarily as result of a decelerating Chinese economy, in addition to the non-recurrence of $16.0 million in sales for several large specialty multi-machine orders to the consumer electronics industry in 2012.

        Machine sales represented approximately 72% and 78% of sales in 2013 and 2012, respectively. Sales of non-machine products and services, primarily workholding, repair parts, and accessories made up the balance.

        Gross Profit:    Gross profit was $93.2 million or 28.3% of sales in 2013, compared to $96.8 million, or 29.0% of sales in 2012. Included in the reported gross profit was $1.9 million of inventory step-up charges related to the purchase accounting adjustments for the Usach and Forkardt acquisitions. Excluding those charges, gross profit would have been $95.1 million or 28.9%, which is down by 0.1 points compared to 2012. The decrease in gross profit is primarily attributable to lower volume in our machine business, which resulted in lower factory absorption offset by the increased volume in our workholding and accessories business.

        Selling, General and Administrative Expense:    Selling, general and administrative ("SG&A") expense for the year 2013 was $79.5 million, or 24.1% of sales, compared to $76.2 million, or 22.8% of sales in 2012. The 2013 increase in SG&A included expenses associated with the newly acquired businesses of $9.7 million in addition to $2.2 million associated with due diligence and transaction costs for the Forkardt acquisition. Excluding those costs, the organic business reduced expenses by $8.6 million, of which $5.9 million is related to the change in our sales distribution in the UK that was previously discussed. Excluding the due diligence and transaction costs, SG&A as a percent of sales would have been 23.5%, or 0.7 points higher than 2012 performance. On an adjusted basis, the increase in SG&A as a percentage of sales for 2012 was primarily driven by reduced sales volume in our machine business.

        (Gain) loss on sale of assets:    In 2013, we recorded a gain of $0.1 million on sale of assets. In 2012, the Company reported a loss on sale of assets of $0.1 million.

        Other Expense, net:    Other expense was $0.5 million in 2013 and $0.6 million in 2012. The expense in both years is primarily related to foreign currency losses.

        Impairment charges:    As part of the company's review of goodwill and other intangible assets under Accounting Standards Codification (ASC) 350, the Company took a non-cash charge of

$5.1 million reducing the value of goodwill and the trade name associated with the purchase of Usach. In addition, in conjunction with the divestiture of the company's Forkardt Swiss business, the Company took a $1.1 million non-cash charge associated with the Forkardt trade name.

        Income from Operations:    Income from operations in 2013 was $7.0 million compared to $20.1 million in 2012. The decrease in income from operations was driven by lower organic sales volume, $6.2 million in impairment charges, and $4.1 million in acquisition and inventory step up costs.

        Interest Expense, net:    Interest expense includes interest incurred on borrowings under our credit facilities, amortization of deferred financing costs associated with these facilities and related commitment fees. Interest expense for 2013 was $1.1 million compared to $0.9 million for 2012. The increase in interest expense for 2013 compared to 2012 is mainly attributable our higher average outstanding indebtedness related to the term loan associated with the Forkardt acquisition. Interest income was $0.1 million in both 2013 and 2012.

        Income from Continuing Operations before taxes:    Income from continuing operations before tax was $5.9 million in 2013 compared to $19.3 million in 2012. The decrease in income from continuing operations before tax was driven by lower organic sales volume, $6.2 million in impairment charges, and $4.1 million in acquisition and inventory step up costs.

        Income Tax Expense:    Income tax expense was $1.5 million in 2013 and 2012. The effective tax rate was 25.9% in 2013 and 7.7% in 2012. Generally, income tax expense represents tax expense on profits in certain of the Company's foreign subsidiaries. The effective tax rate in 2013 was unfavorably influenced by the previously aforementioned impairment charges that did not provide a tax benefit. Excluding the impairment charge, the effective tax rate would have been 14.5%. In addition, in 2012, the Company recorded a $2.7 million reduction of valuation allowances required on certain deferred tax assets as a result of the acquisition of Usach. Excluding the valuation allowance adjustment, the effective tax rate in 2012 would have been 21.7%

        We continually assess all available positive and negative evidence in accordance with ASC Topic 740 to evaluate whether deferred tax assets are realizable. To the extent that it is more likely than not that all or a portion of our deferred tax assets in a particular jurisdiction will not be realized, a valuation allowance is recorded. We currently maintain a valuation allowance against all or a portion of our deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

        Income from Continuing Operations:    Income from continuing operations in 2013 was $4.4 million compared with $17.8 million in 2012. The decrease was a result of lower organic sales volume, $6.2 million in impairment charges, and $4.1 million in acquisition and inventory step up costs, in addition to the non-recurrence of the 2012 $2.7 million tax valuation adjustment.

        Income from Discontinued Operations and Gain on Disposition, net of tax;    On December 31, 2013, we sold our Forkardt Swiss business for CHF 5.6 million, net of cash sold ($6.3 million equivalent) and recognized a gain of $4.9 million. Net income associated with the Forkardt Swiss business was $0.6 million, net of tax, for the year ended December 31, 2013.

        Net Income:    Net income for 2013 was $9.9 million or 3.0% of sales, compared to $17.9 million or 5.3% of sales in 2012. Basic earnings per share were $0.84 for 2013 and $1.53 for 2012. Diluted earnings per share were $0.83 for 2013 and $1.53 for 2012.

Business Segment Information—Comparison of the years ended December 31, 2013 and 2012

        In 2013, the Company changed its reportable business segment from one reportable segment to two reportable segments, Metalcutting Machine Solutions and Aftermarket Tooling and Accessories.

The Company has recast its disclosures for all periods presented to conform to this segment presentation.

Metalcutting Machine Solutions Segment (MMS)

	2013	2012	Change	% Change
	(in thousands)
Sales	$278,377	$306,328	$(27,951)	(9)%
Segment income	14,850	20,808	(5,958)	(29)%

        MMS sales declined by $28.0 million or 9% in 2013 when compared with 2012. The primary driver was softer demand for machine tool consumption in Europe and North America. This was partially offset by $26.0 million of acquired grinding backlog from Usach in December of 2012 that was shipped to customers in 2013.

        Segment profitability in 2013 was $14.9 million, or $6.0 million below 2012 performance. The primary factor in reduced profitability was lower demand for Swiss and Taiwanese made product which resulted lower utilization of our factories, and lower profitability. The impact of lower utilization was partially offset by income generated by sales from the Usach acquisition.

Aftermarket Tooling and Accessories Segment (ATA)

	2013	2012	Change	% Change
	(in thousands)
Sales	$51,553	$28,989	$22,564	78%
Segment income	5,689	5,128	561	11%

        ATA sales were $51.6 million, an increase of $22.6 million when compared with 2012. Virtually all of the additional sales were generated from the newly acquired Forkardt business in May of 2013.

        Segment profitability in 2013 was $5.7 million or 11% over prior year. The additional income was driven by the Forkardt sales volume, and was negatively influenced by unfavorable product mix and supply chain disruption for Forkardt Europe as well as productivity investments in the U.S., which resulted in lower than expected profitability.

Segment Summary 2013

	MMS	ATA	Inter Segment Eliminations	Total
	(in thousands)
Sales	$278,377	$51,553	$(471)	$329,459
Segment income	14,850	5,689	—	20,539
Unallocated corporate expense				(3,075)
Acquisition related costs				(2,154)
Acquisition inventory step up charges				(1,927)
Impairment charges				(6,239)
Interest expense, net				(1,064)
Other unallocated expenses				(148)

Income from continuing operations, before taxes				$5,932

Segment Summary 2012

	MMS	ATA	Inter Segment Eliminations	Total
	(in thousands)
Sales	$306,328	$28,989	$(904)	$334,413
Segment income	20,808	5,128	—	25,936
Unallocated corporate expense				(5,419)
Acquisition related costs				(290)
Interest expense, net				(741)
Other expense				(145)

Income from continuing operations, before taxes				$19,341

Comparison of the years ended December 31, 2012 and 2011

        The following table summarizes certain financial data for 2012 and 2011:

	2012	% of Sales	2011	% of Sales	$ Change	% Change
	(in thousands)
Sales	$334,413		$341,573		$(7,160)	(2)%
Gross profit	96,837	29.0%	91,028	26.6%	5,809	6%
Selling, general and administrative expenses	76,196	22.8%	73,599	21.5%	2,597	4%
Other expense	559		832		(273)	(33)%

Income from operations	20,082	6.0%	16,597	4.9%	3,485	21%
Interest expense, net	741		238		503	211%

Income before income tax	19,341		16,359		2,982	18%
Income taxes expense (benefit)	1,486		4,373		(2,887)	(66)%

Net income	$17,855	5.3%	$11,986	3.5%	$5,869	49%

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

        Selling, General and Administrative Expense:    Selling, general and administrative ("SG&A") expense for the year 2012 was $76.2 million, or 22.8% of sales, compared to $73.6 million, or 21.5% of sales in 2011. The 2012 increase in SG&A was attributable to charges of $0.4 million related to the reorganization of operations in the United Kingdom, $0.3 million related to the acquisition of Usach, $0.2 million for environmental remediation costs, and $0.8 million in higher agent related sales commissions, increased variable selling related costs and inflationary increases. The increase in SG&A as a percentage of sales for 2012 was partially driven by reduced sales volume as well as the aforementioned increased costs.

        Loss on sale of assets:    In 2012, we recorded a loss of $0.1 million on sale of assets. In 2011, the loss on sale of assets was not material.

        Other expense:    Other expense was $0.6 million and $0.8 million in 2012 and 2011, respectively. The expense in 2012 and 2011 is primarily related to foreign currency losses.

        Income from Operations:    Income from operations in 2012 was $20.1 million compared to $16.6 million in 2011. The increase in income from operations was driven by higher gross profit in 2012 as compared to 2011. Income from operations in 2012 included charges of $0.4 million related to the reorganization of operations in the United Kingdom, $0.3 million related to the acquisition of Usach, and $0.2 million accrual for environmental remediation costs

        Interest Expense, net:    Interest expense includes interest incurred on borrowings under our credit facilities, amortization of deferred financing costs associated with these facilities and related commitment fees. Interest expense for 2012 was $0.9 million compared to $0.3 million for 2011. The increase in interest expense for 2012 compared to 2011 is mainly attributable to the full year 2012 impact of our long term financing entered into in December 2011 as well as our higher average outstanding indebtedness under our working capital facilities. Interest income was $0.1 million in 2012 and in 2011.

        Income Tax Expense:    Income tax expense in 2012 was $1.5 million compared to $4.4 million for 2011. The effective tax rate was 7.7% in 2012 and 26.7% in 2011. Generally, income tax expense represents tax expense on profits in certain of the Company's foreign subsidiaries. The decrease in the income tax expense in 2012 is primarily driven by lower valuation allowances required on certain deferred tax assets as a result of the acquisition of Usach, as well as a change in the mix of earnings by jurisdiction as compared to 2011.

        Net Income:    Net income for 2012 was $17.9 million or 5.3% of sales, compared to $12.0 million or 3.5% of sales in 2011. Basic earnings per share were $1.53 for 2012 and $1.03 for 2011. Diluted earnings per share were $1.53 for 2012 and $1.02 for 2011.

Business Segment Information Comparison of the years ended December 31, 2012 and 2011

        In 2013, the Company changed its reportable business segment from one reportable segment to two reportable segments, Metalcutting Machine Solutions and Aftermarket Tooling and Accessories. The Company has recast its disclosures for all periods presented to conform to this segment presentation.

Metalcutting Machine Solutions Segment (MMS)

	2012	2011	Change	% Change
	(in thousands)
Sales	$306,328	$316,062	$(9,734)	(3)%
Segment income	20,808	16,904	3,904	23%

        MMS sales in 2012 were $306.3 million, compared with $316.1 million in 2011. The 3% decline in sales was primarily a result of a decelerating economy in China throughout 2012, partially offset by strengthening in Europe.

        Segment income of $20.8 million was $3.9 million or 23% improved over 2011. The primary factor was favorable product mix.

Aftermarket Tooling and Accessories Segment (ATA)

	2012	2011	Change	% Change
	(in thousands)
Sales	$28,989	$27,055	$1,934	7%
Segment income	5,128	4,243	885	21%

        ATA sales were $29.0 million in 2012 compared with $27.1 million in 2011. The 7% increase was primarily in North America as a result of higher demand for our products due to improved economic conditions.

        Segment income of $5.1 million improved by $0.9 million or 21%. The improvement came primarily from the leverage of higher sales volume.

Segment Summary 2012

	MMS	ATA	Inter Segment Eliminations	Total
	(in thousands)
Sales	$306,328	$28,989	$(904)	$334,413
Segment income	20,808	5,128	—	25,936
Unallocated corporate expense				(5,419)
Acquisition related costs				(290)
Interest expense, net				(741)
Other expense				(145)

Income from continuing operations, before taxes				$19,341

Segment Summary 2011

	MMS	ATA	Inter Segment Eliminations	Total
	(in thousands)
Sales	$316,062	$27,055	$(1,544)	$341,573
Segment income	16,904	4,243		21,147
Unallocated corporate expense				(4,619)
Interest expense, net				(238)
Other income				69

Income from continuing operations, before tax				$16,359

Liquidity and Capital Resources

        The Company's principal capital requirements are to fund its operations, including working capital, to purchase and fund improvements to its facilities, machines and equipment, and to fund acquisitions.

        At December 31, 2013, cash and cash equivalents were $34.7 million, compared to $26.9 million at December 31, 2012. The current ratio at December 31, 2013 was 2.62:1 compared to 2.36:1 at December 31, 2012.

Cash Flows from Operating Activities:

        The table below shows the changes in cash flows from operating activities by component:

	2013	2012	Change
	(in thousands)
Net income	$9,927	$17,855	$(7,928)
Impairment charges	6,239	—	6,239
Depreciation and amortization	9,560	7,451	2,109
Debt issuance amortization	83	78	5
(Benefit) provision for deferred taxes	(1,140)	(2,601)	1,461
(Gain) loss on sale of assets	(62)	80	(142)
Unrealized intercompany foreign currency transaction (gain) loss	(2,397)	853	(3,250)
Gain on sale of Forkardt Switzerland	(4,890)	—	(4,890)
Accounts receivable, net	(68)	17,522	(17,590)
Inventories, net	20,259	2,365	17,894
Other assets	1,663	4,486	(2,823)
Accounts payable	(4,083)	(11,538)	7,455
Customer deposits	(899)	(7,876)	6,977
Accrued expenses	(8,373)	(4,781)	(3,592)
Accrued postretirement benefits	9	(455)	464

Net cash provided by operating activities	$25,828	$23,439	$2,389

        In 2013, $25.8 million cash was provided by operating activities. Cash was primarily provided by reduced inventory levels, and net income generation. In 2013, cash was used to reduce accounts payable and accrued expenses which decreased due to slowing business activities as a result of lower order levels. Cash was also used in customer deposits which decreased as customer orders were fulfilled and delivered.

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

Cash Used In Investing Activities:

        The table below shows the changes in cash flows from investing activities by component:

	2013	2012	Change
	(in thousands)
Capital expenditures	$(3,871)	$(7,641)	$3,770
Proceeds from sale of assets	179	557	(378)
Acquisitions of businesses, net of cash acquired	(34,250)	(8,768)	(25,482)
Net proceeds from sale of business	6,255	—	6,255

Net cash used in investing activities	$(31,687)	$(15,852)	$(15,835)

        Net cash used in investing activities was $31.7 million for 2013, compared to $15.9 million in 2012. During 2013, we used $34.3 million, net of cash acquired, to fund the acquisition of Forkardt. This investment was partially offset by the $6.3 million, net of cash sold, generated from the Forkardt Swiss business divestiture. Capital expenditures for 2013 were $3.9 million compared to $7.6 million in 2012.

        Capital expenditures in fiscal 2014 are expected to be in the $6.0 million to $7.0 million range for general maintenance capital spending.

Cash (Used in)/ Provided by Financing Activities:

        The table below shows the changes in cash flows from financing activities by component:

	2013	2012	Change
	(in thousands)
Proceeds from short-term notes payable to bank	$47,733	$51,626	$(3,893)
Repayments of short-term notes payable to bank	(59,025)	(53,537)	(5,488)
Proceeds from long-term debt	33,821	1,268	32,553
Payments on long-term debt	(15,743)	(1,562)	(14,181)
Net proceeds from sale of common stock	8,884	—	8,884
Dividends paid	(944)	(931)	(13)
Debt issuance fees paid	(687)		(687)
Other financing activities	(299)	(3)	(296)

Net cash provided by (used in) financing activities	$13,740	$(3,139)	$16,879

        Cash provided by financing activities was $13.7 million in 2013, compared to cash used in financing activities of $3.1 million in 2012. During 2013, the increase in cash provided by financing activities was used to finance the acquisition of Forkardt.

        At December 31, 2013 and 2012, total debt outstanding, including notes payable, was $26.6 million and $20.0 million, respectively.

Credit Facilities and Financing Arrangements:

        We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $76.6 million at December 31, 2013, of which $58.0 million can be borrowed for working capital needs. As of December 31, 2013, $70.0 million was available for borrowing under these arrangements of which $56.8 million was available for working capital needs. Total consolidated borrowings outstanding were $26.6 million at December 31, 2013 and $20.0 million at December 31, 2012. Details of these financing arrangements are discussed below.

Long-term Debt

        In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($6.0 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.2 million equivalent). The loan interest rate, 1.75% at December 31, 2013 and December 31, 2012, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 45.0 million ($1.5 million equivalent) at December 31, 2013 and TWD 63.0 million ($2.2 million equivalent) at December 31, 2012.

        In August 2011, Hardinge Precision Machinery (Jiaxing) Company Ltd.("Hardinge Jiaxing"), an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expires in January 2014, provides up to 25.0 million in Chinese Yuan ("CNY") ($4.1 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, 7.38% at December 31, 2013 and December 31, 2012, is the bank base rate plus a 20% mark-up and is subject to adjustment annually. The principal amount outstanding was CNY 9.0 million ($1.5 million equivalent) at December 31, 2013 and CNY 21.0 million ($3.4 million equivalent) at December 31, 2012. The remaining outstanding principal of CNY 9.0 million ($1.5 million equivalent) is due in January 2014.

        This loan agreement contains financial covenants pursuant to which the subsidiary is required to continually maintain a ratio of total liabilities to total assets less than 0.65:1.00 and a current ratio of more than 1.0:1.0. In addition, the subsidiary is not allowed to act as a guarantor to any third party. The loan agreement contains customary events of default and acceleration clauses. Additionally, the loan is secured by substantially all the real property and improvements owned by the subsidiary. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement.

        In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a five-year $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement calls for scheduled annual principal repayments of $1.2 million, $1.7 million, $2.1 million, $2.1 million, and $2.5 million in 2014, 2015, 2016, 2017, and 2018 respectively. In October 2013, we amended the terms of Term Loan. The amendment reduced mandatory principal payments associated with the sale of our common stock under the Company's stock offering program as described in Footnote 14 from 75% of net proceeds to 25% of net proceeds. This amendment was retroactive for all sales of common stock under this stock offering program. In 2013, the Company made principal payments of $1.5 million with stock offering proceeds. The interest rate on the term loan is determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 2.44% at December 31, 2013. LIBOR is the average interest rate estimated by leading banks in London that they would be charged when borrowing from other banks. The principal amount outstanding at December 31, 2013 was $10.1 million.

        In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term note agreement with the same bank pursuant to which the bank converted $10.8 million of the outstanding principal on the term loan to CHF 3.8 million ($4.1 million equivalent) and EUR 5.0 million ($6.7 million equivalent) borrowings. The agreement calls for scheduled annual principal repayments in CHF and EUR. The scheduled annual principal repayments in CHF are as follows: CHF 0.4 million ($0.4 million equivalent) in 2014, CHF 0.6 million ($0.6 million equivalent) in 2015, and CHF 0.6 million ($0.7 million equivalent) in 2016. The scheduled annual principal repayments in EUR are as follows: EUR 0.5 million ($0.7 million equivalent) in 2014, EUR 0.7 million ($1.0 million equivalent) in 2015, EUR 0.9 million ($1.2 million equivalent) in 2016 and 2017, and EUR 1.9 million ($2.6 million equivalent) in 2018. Additionally, the Company is required to pay a portion of the proceeds of the sale of Forkardt Switzerland against the CHF portion of the loan. The Company made a CHF 2.2 million ($2.4 million equivalent) principal payment in January, 2014, to fulfill this obligation. The interest rate on the CHF and EUR portion of the term loan is determined from a pricing grid with the Swiss franc LIBOR ("CHF LIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 2.27% and 2.48% at December 31, 2013, respectively. The principal amounts outstanding at December 31, 2013 were CHF 3.7 million ($4.2 million equivalent), and EUR 4.9 million ($6.7 million equivalent).

        The term loan is secured by (i) liens on all of the Company's U.S. assets (exclusive of real property); (ii) a pledge of 65% of the Company's investment in Holdings GmbH; (iii) a negative pledge on the Company's headquarters in Elmira, New York; (iv) liens on all of the personal property assets of Usach, Forkardt Inc. (Formerly Cherry Acquisition Corporation) and Hardinge Technology Systems Inc., a wholly-owned subsidiary and owner of the real property comprising the Company's world headquarters in Elmira, New York ("Technology"); and (v) negative pledges on the intellectual property of the Revolving Credit Borrowers and Technology.

        The loan agreement contains financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.0 to 1.0 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events of default that are customary for these types of transactions. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement.

        In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with a bank whereby the bank made available a CHF 2.6 million ($2.9 million equivalent) mortgage loan facility. This facility is to be used by Kellenberger and replaces an existing mortgage loan that Kellenberger maintained with the same bank. Interest on the facility accrues at a fixed rate of 2.50% per annum, compared to 2.65% fixed interest rate on the previous mortgage loan. Principal payments of CHF 0.2 million ($0.2 million equivalent) are due in June and December in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity in December 2016. The principal amount outstanding was CHF 2.4 million ($2.7 million equivalent) at December 31, 2013. The principal amount outstanding on the previous mortgage loan was CHF 2.7 million ($3.0 million equivalent) at December 31, 2012.

        The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default. The credit facility is secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is subject to a minimum equity covenant requirement whereby the equity of the subsidiary must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement.

Credit Facilities and Other Financing Arrangements

  Foreign Credit Facilities

        In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility, which expires in December 2014, provides up to CNY 34.2 million ($5.6 million equivalent) or its equivalent in other currencies for working capital and letter of credit purposes. Borrowings for working capital purposes are limited to CNY 20.0 million ($3.3 million equivalent). Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility, currently at 6.60%, is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up. As of December 31, 2013, there were no borrowings outstanding under this facility.

        In July, 2013, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility. This facility, which expires in June 2014, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.54% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. This facility replaced the $12.0 million facility entered into in June 2012, which expired on May 30, 2013. There was no principal amount outstanding under this facility at December 31, 2013. The principal amount outstanding at December 31, 2012 was $9.0 million, which was included in the notes payable to bank on the Consolidated Balance Sheets.

        In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger, an indirect wholly-owned subsidiary, entered into a credit facilities agreement with a bank whereby the bank made available a CHF 18.0 million ($20.2 million equivalent) multi-currency revolving working capital facility. This facility matures in July 2018.

        The facility is to be used by Hardinge Holdings GmbH and its subsidiaries (the "Holdings Group") for general corporate and working capital purposes, including standby letters of credit and standby letters of guarantee. In addition to Swiss Francs, loan proceeds available under the facility can be drawn upon in Euros, British Pounds Sterling and United States Dollars. Under the terms of the facility, the maximum amount of borrowings available to the Holdings Group (on an aggregate basis) for working capital purposes shall not exceed CHF 8.0 million ($9.0 million equivalent) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable LIBOR. With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable EURIBOR, plus an applicable margin, (initially set at 2.25% per annum) that is determined by the bank based on the financial performance of the Holdings Group.

        The terms of the credit facilities contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are secured by mortgage notes in an aggregate amount of CHF 9.2 million ($10.2 million equivalent) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger, Holdings serves as a guarantor with respect to this facility. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement

        This facility replaces two separate credit facilities that Kellenberger previously maintained with the same Swiss bank. The first facility had provided for borrowing of up to CHF 7.5 million ($8.2 million equivalent) to be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity with maximum terms of 12 months. The second facility had provided for borrowings of up to CHF 6.0 million ($6.6 million equivalent) to be used for working capital purposes as a limit for cash credits in CHF and/or in any other freely convertible foreign currencies. At December 31, 2012 there were no borrowings outstanding under these facilities.

        Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provides a credit facility of up to CHF 7.0 million ($7.8 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.4 million equivalent) is available for working capital purposes. The facility is secured by the subsidiary's certain real property up to CHF 3.0 million ($3.4 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.8 million equivalent), increased the funds available for working capital purposes to CHF $5.0 million ($5.5 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.4 million equivalent). The agreement was again amended in May, 2013 and reverted to the terms in place prior to the August 2010 amendment. The interest rate, currently at LIBOR plus 2.50% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. This facility is subject to annual renewal and carries no commitment fees on unused funds. At December 31, 2013 and 2012, there were no borrowings outstanding under this facility.

        The above Kellenberger credit facilities are subject to a minimum equity covenant requirement where the minimum equity for the subsidary must be at least 35% of its balance sheet total assets. At December 31, 2013, the Company was in compliance with the required covenant.

  Domestic Credit Facilities

        In December 2009, we entered into a $10.0 million revolving credit facility with a bank. This facility was subject to an annual renewal requirement. In December 2011, the Company modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December, 2012, we extended the maturity date of the facility to March 31, 2014 and reduced the interest rate from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. In May, 2013 the Company, Usach, a direct wholly-owned subsidiary of the Company, and Forkardt, amended and restated the existing $25.0 million revolving credit agreement. The amendment added Usach and Forkardt as additional borrowers and extended the maturity of the credit facility from March, 2014 to May, 2018. The interest rate on the term loan is determined from a pricing grid with LIBOR and base rate options, based on the Company's leverage ratio and was 2.44% at December 31, 2013.

        This credit facility is secured by substantially all of our U.S. assets (exclusive of real property), a negative pledge on our worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of our wholly-owned subsidiaries, which is the owner of the real property comprising our world headquarters. The credit facility does not include any financial covenants. There were no borrowings outstanding under this facility at December 31, 2013. The principal amount outstanding under this facility was $2.5 million at December 31, 2012

        We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2013 or December 31, 2012.

        We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $0.9 million at December 31, 2013 and $1.0 million at December 31, 2012. It expires in March, 2014. In total, we had various outstanding letters of credit totaling $9.9 million and $15.6 million at December 31, 2013 and 2012, respectively.

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.4 million, $3.0 million and $2.5 million, during the years ended December 31, 2013, 2012, and 2011, respectively.

        The following table shows our future commitments in effect as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in thousands)
Long-term debt	$7,850	$4,222	$6,270	$3,281	$5,012	$—	$26,635
Operating lease obligations	2,481	1,493	960	550	181	89	5,754
Purchase commitments	19,749	—	—	—	—	—	19,749
Standby letters of credit	9,722	144	—	—	—	—	9,866

        We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. In 2014, we expect to make approximately $2.6 million contributions to our foreign defined benefit pension plans and $0.2 million contributions to our domestic supplemental retirement plans. We expect to make no cash contributions to our qualified domestic defined benefit pension plan in 2014.

        We believe that the current available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2014.

Off Balance Sheet Arrangements

        We do not have any off balance sheet arrangements.

Market Risk

        The following information has been provided in accordance with the Securities and Exchange Commission's requirements for disclosure of exposures to market risk arising from certain market risk sensitive instruments.

        Our earnings are affected by changes in short-term interest rates as a result of our floating interest rate debt. If market interest rates on debt subject to floating interest rates were to have increased by 2% over the actual rates paid in that year, interest expense would have increased by $0.6 million in 2013 and $0.5 million in 2012. These amounts are determined by considering the impact of hypothetical interest rates on the Company's outstanding borrowings.

        Our operations include manufacturing and sales activities in foreign jurisdictions. We currently manufacture our products in China, France, Germany, Switzerland, Taiwan, the United Kingdom, and the United States using production components purchased internationally, and we sell our products in those markets as well as other worldwide markets. Our subsidiaries in China, France, Germany, Switzerland, Taiwan, and the United Kingdom sell products in local currency to customers in those countries. These subsidiaries also transact business in currencies other than their functional currency outside of their home country. As a result of these sales in various currencies and in various countries of the world, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we distribute our products. Our operating results are exposed to changes in exchange rates between the USD, GBP, CHF, EUR, TWD, CNY and JPY. As a result of having sales, purchases and certain intercompany transactions denominated in currencies other than the functional currencies of our subsidiaries, we are exposed to the effect of currency exchange rate changes on our cash flows, earnings and balance sheet. To mitigate this currency risk, we enter into currency forward exchange contracts to hedge significant non-functional currency denominated transactions for periods consistent with the terms of the underlying transactions. Contracts generally have maturities that do not exceed one year.

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

        Inventories.    We use a number of assumptions and estimates in determining the value of our inventory. An allowance is provided for the value of inventory quantities of specific items that are deemed to be excessive based on an annual review of past usage and anticipated future usage. While we feel this is the most appropriate methodology for determining excess quantities, the possibility exists that customers will change their buying habits in the future should their own requirements change. Changes in metalcutting technology can render certain products obsolete or reduce their market value. We continually evaluate changes in technology and adjust our products and inventory carrying values accordingly, either by write-off or by price reductions. Changes in market conditions and realizable selling prices for our machines could reduce the value of our inventory. We continually evaluate the carrying value of our machine inventory against the estimated selling price, less related costs to sell and adjust our inventory carrying values accordingly. However, the possibility exists that a future technological development, currently unanticipated, might affect the marketability of specific products produced by the Company.

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

        Retirement Plans.    We sponsor various defined benefit pension plans, defined contribution plans, and one postretirement benefit plan, all as described in Footnote 10 to the Consolidated Financial Statements. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

        We annually review the discount rate to be used for retirement plan liabilities. In the U.S., we use bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using a rate of 5.24% and 4.31% at our plan measurement date of December 31, 2013 and 2012, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 2.75% and 2.34% at their measurement dates of December 31, 2013 and 2012, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $13.2 million. Conversely, an increase of one percent would decrease U.S. pension obligations by approximately $11.0 million. A decrease of one percent in the discount rate would increase the Swiss pension obligations by approximately $14.3 million. Conversely, an increase of one percent would decrease the Swiss pension obligations by approximately $12.3 million.

        A change in the discount rate can also have an effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by less than $0.1 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.1 million. A decrease of one percent would increase the Swiss pension expense by approximately $1.2 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $0.7 million.

        The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. For our domestic plans, the expected rate of return during fiscal 2014 is 7.50%, lower by 0.25% from the 7.75% rate used for fiscal 2013. For our foreign plans, we used rates of return appropriate for each country which resulted in a blended expected rate of return of 3.91% for both fiscal 2014 and for fiscal 2013. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Swiss pension expense by approximately $0.9 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $0.9 million.

New Accounting Standards

        Refer to Footnote 19 to the consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of accounting standards we recently adopted or will be required to adopt.

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

        We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 13, 2014 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Rochester, New York
March 13, 2014

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(In Thousands Except Share and Per Share Data)
Assets
Cash and cash equivalents	$34,722	$26,855
Restricted cash	4,124	2,634
Accounts receivable, net	57,137	51,871
Inventories, net	114,064	128,240
Other current assets	11,486	12,580

Total current assets	221,533	222,180
Property, plant and equipment, net	74,656	71,035
Goodwill	9,864	8,497
Other intangible assets, net	32,063	21,584
Other non-current assets	5,852	2,358

Total non-current assets	122,435	103,474

Total assets	$343,968	$325,654

Liabilities and shareholders' equity
Accounts payable	$24,418	$27,779
Notes payable to bank	—	11,500
Accrued expenses	26,325	29,027
Customer deposits	15,166	15,720
Accrued income taxes	830	3,952
Deferred income taxes	2,569	2,980
Contingent consideration	7,500	280
Current portion of long-term debt	7,850	2,873

Total current liabilities	84,658	94,111
Long-term debt	18,785	5,616
Pension and postretirement liabilities	28,188	50,312
Deferred income taxes	4,968	3,431
Other liabilities	3,775	10,977

Total non-current liabilities	55,716	70,336
Common stock ($0.01 par value, 12,472,992 issued)	125	125
Additional paid-in capital	114,951	114,072
Retained earnings	90,937	81,961
Treasury shares	(806)	(9,442)
Accumulated other comprehensive loss	(1,613)	(25,509)

Total shareholders' equity	203,594	161,207

Total liabilities and shareholders' equity	$343,968	$325,654

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In Thousands Except Per Share Data)
Sales	$329,459	$334,413	$341,573
Cost of sales	236,220	237,576	250,545

Gross profit	93,239	96,837	91,028
Selling, general and administrative expense	79,533	76,196	73,599
Impairment charge	6,239	—	—
Other expense	471	559	832

Income from operations	6,996	20,082	16,597
Interest expense	1,128	859	339
Interest income	(64)	(118)	(101)

Income from continuing operations before income taxes	5,932	19,341	16,359
Income taxes	1,537	1,486	4,373

Net income from continuing operations	$4,395	$17,855	$11,986
Income from discontinued operations, net of tax	642	—	—
Gain from disposal of discontinued operation, net of tax	4,890	—	—

Net income	$9,927	$17,855	$11,986

Per share data:
Basic earnings per share:
Continuing operations	$0.37	$1.53	$1.03
Discontinued operations	0.06	—	—
Disposal of discontinued operations	0.41	—	—

Basic earnings per share	$0.84	$1.53	$1.03

Diluted earnings per share:
Continuing operations	$0.37	$1.53	$1.02
Discontinued operations	0.05	—	—
Disposal of discontinued operations	0.41	—	—

Diluted earnings per share	$0.83	$1.53	$1.02

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Net income	$9,927	$17,855	$11,986
Other comprehensive income (loss):
Foreign currency translation adjustment	1,745	3,803	(1,436)
Retirement plans related adjustment	23,689	(8,326)	(21,750)
Unrealized gain (loss) on cash flow hedges	77	651	(533)

Other comprehensive income (loss) before tax	25,511	(3,872)	(23,719)
Income tax expense (benefit)	1,615	(496)	(607)

Other comprehensive income (loss), net of tax	23,896	(3,376)	(23,112)

Total comprehensive income (loss)	$33,823	$14,479	$(11,126)

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Operating activities
Net income	$9,927	$17,855	$11,986
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	6,239	—	—
Depreciation and amortization	9,560	7,451	7,736
Debt issuance amortization	83	78	124
Benefit for deferred income taxes	(1,140)	(2,601)	(361)
(Gain) loss on sale of assets	(62)	80	46
Unrealized intercompany foreign currency transaction (gain) loss	(2,397)	853	(862)
Gain on disposal of discontinued operations	(4,890)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(68)	17,522	(18,589)
Inventories, net	20,259	2,365	(18,123)
Other assets	1,663	4,486	444
Accounts payable	(4,083)	(11,538)	3,990
Customer deposits	(899)	(7,876)	8,469
Accrued expenses	(8,373)	(4,781)	(1,277)
Accrued postretirement benefits	9	(455)	(715)

Net cash provided by (used in) operating activities	25,828	23,439	(7,132)
Investing activities
Capital expenditures	(3,871)	(7,641)	(19,217)
Proceeds from sale of assets	179	557	900
Acquisitions of businesses, net of cash acquired	(34,250)	(8,768)	—
Net proceeds from disposal of business	6,255	—	—

Net cash used in investing activities	(31,687)	(15,852)	(18,317)
Financing activities
Proceeds from short-term notes payable to bank	47,733	51,626	29,987
Repayments of short-term notes payable to bank	(59,025)	(53,537)	(18,299)
Proceeds from long-term debt	33,821	1,268	6,011
Repayments on long-term debt	(15,743)	(1,562)	(614)
Net proceeds from sale of common stock	8,884	—	—
Dividends paid	(944)	(931)	(581)
Debt issuance fees paid	(687)	—	—
Other	(299)	(3)	(41)

Net cash provided by (used in) financing activities	13,740	(3,139)	16,463
Effect of exchange rate changes on cash	(14)	671	(223)

Net increase (decrease) in cash	7,867	5,119	(9,209)
Cash and cash equivalents at beginning of year	26,855	21,736	30,945

Cash and cash equivalents at end of year	$34,722	$26,855	$21,736

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	(In Thousands)
Balance at December 31, 2010	$125	$114,183	$53,637	$(11,022)	$979	$157,902

Net income			11,986			11,986
Other comprehensive loss, net of tax					(23,112)	(23,112)
Dividends declared			(582)			(582)
Shares issued pursuant to long-term incentive plan		(497)		497		—
Shares forfeited pursuant to long-term incentive plan		47		(47)		—
Amortization (long-term incentive plan)		776				776
Net issuance of treasury stock		(140)		193		53

Balance at December 31, 2011	$125	$114,369	$65,041	$(10,379)	$(22,133)	$147,023

Net income			17,855			17,855
Other comprehensive loss, net of tax					(3,376)	(3,376)
Dividends declared			(935)			(935)
Shares issued pursuant to long-term incentive plan		(843)		843		—
Amortization (long-term incentive plan)		662				662
Net issuance of treasury stock		(116)		94		(22)

Balance at December 31, 2012	$125	$114,072	$81,961	$(9,442)	$(25,509)	$161,207

Net income			9,927			9,927
Other comprehensive income, net of tax					23,896	23,896
Dividends declared			(951)			(951)
Shares issued pursuant to long-term incentive plan		(530)		530		—
Common shares issued		838		8,040		8,878
Amortization (long-term incentive plan)		621				621
Net issuance of treasury stock		(50)		66		16

Balance at December 31, 2013	$125	$114,951	$90,937	$(806)	$(1,613)	$203,594

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

Restricted Cash

        Occasionally, we are required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits or foreign exchange forward contracts. Additionally, restricted cash includes amounts due under mandatory principal reduction provisions associated with certain term debt agreements. As of December 31, 2013 and 2012, the amount of restricted cash was approximately $4.1 million and $2.6 million, respectively.

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

DECEMBER 31, 2013

1. Significant Accounting Policies (Continued)

trade accounts receivable to be past due when in excess of 30 days past terms, and charge off uncollectible balances when all collection efforts have been exhausted.

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts was $1.2 million and $2.3 million at December 31, 2013 and 2012, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

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

Goodwill and Intangible Assets

        In accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") Topic 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill and intangible assets with

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

1. Significant Accounting Policies (Continued)

indefinite lives are not amortized but are tested for impairment annually or when events indicate that an impairment could exist. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. Our reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. Our reporting units identified under ASC 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC 280-10-50-10 "Segment Reporting—Disclosure." We have three reporting units.

        Goodwill is evaluated for potential impairment by assessing a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

        In accordance with ASC 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, we compare the fair value of each reporting unit to its carrying value. As part of the impairment analysis, we determine the fair value of each of its reporting units with goodwill using the income approach and market approach. If the carrying value of the reporting unit exceeds its fair value, we proceed to the second step of the analysis to determine the amount of the impairment.

        Intangible assets with indefinite lives are assessed for impairment using an income approach if the carrying value of the indefinite lived intangible asset exceeds its fair value. An impairment charge is recognized for such excess.

        Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as our stock price, forecasted cash flows, assumptions used, control premiums or other variables.

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

Accrued Expenses

        Accrued Expenses include $15.3 million and $16.6 million in compensation related expenses at December 31, 2013 and 2012, respectively.

Income Taxes

        Deferred income tax assets and liabilities are recognized for the income tax consequences attributable to operating loss carryforwards, tax credit carryforwards, and differences between the

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

1. Significant Accounting Policies (Continued)

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

1. Significant Accounting Policies (Continued)

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

Research and Development Costs

        The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $12.5 million, $12.3 million and $12.7 million in 2013, 2012 and 2011, respectively.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

1. Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, long-term debt and foreign currency forwards. See Footnote 11 for additional disclosure.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

2. Acquisitions

Acquisition of Forkardt

        On May 9, 2013, Forkardt, Inc. ("Forkardt", formerly Cherry Acquisition Corporation) and Hardinge Holdings GmbH, direct wholly owned subsidiaries of the Company, and Hardinge GmbH, an indirect wholly owned subsidiary of the Company, acquired the Forkardt operations from Illinois Tool Works for $34.3 million, net of cash acquired. The acquisition of Forkardt will strengthen and expand our leadership position in specialty workholding solutions around the world. The acquisition, which was funded through $24.3 million in bank debt and $10.0 million in cash, has been included in the Aftermarket Tooling and Accessories business segment. Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan. Forkardt has operations in the U.S., France, Germany, and Switzerland. The results of operations of Forkardt have been included in the consolidated financial statements from the date of acquisition. For the year ended December 31, 2013, we recognized $27.8 million in sales and net income of $0.6 million related to Forkardt which includes $1.0 million of inventory step up charges associated with acquisition purchase accounting. These amounts include sales of $6.1 million and net income of $0.6 million associated with the Forkardt Swiss business which was divested on December 31, 2013. Results associated with the Forkardt Swiss business have been reported as discontinued operations in the Consolidated Statement of Operations. We expensed acquisition related costs of $2.2 million for the year ended December 31, 2013 and reported them in selling, general and administration expenses in the Consolidated Statements of Operations.

        The purchase price has been preliminarily allocated to the assets acquired and liabilities assumed based on their fair values. The identifiable intangible assets acquired, which primarily consist of customer relationships of $4.3 million, trade name of $5.3 million and technical know-how of $5.0 million, were valued using an income approach. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 17.3 years at the time of acquisition. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, of which $0.4 million is deductible for tax purposes. At December 31, 2013, the purchase price allocation is preliminary, pending the finalization of the working capital adjustments.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

2. Acquisitions (Continued)

        The preliminary allocation of purchase price to the assets acquired and liabilities assumed is as follows:

May 9, 2013
(in thousands)
Assets Acquired
Accounts receivable	$5,521
Inventory	5,357
Other current assets	1,180
Property, plant and equipment	6,271
Other non-current assets	105
Trade name, customer list, and other intangible assets	14,614

Total assets acquired	33,048
Liabilities Assumed
Accounts payable and other current liabilities	3,342
Other non-current liabilities	1,134

Net assets acquired	28,572

Total purchase price	34,250

Goodwill	$5,678

Disposal of Forkardt, Switzerland operations

        On December 31, 2013, the Company divested of its Forkardt operations in Switzerland for CHF 5.6 million, net of cash sold ($6.3 million equivalent). The sale is subject to working capital adjustments. The Forkardt Swiss business had net assets of $1.2 million as of the sale date. Income from discontinued operations includes income before tax of $0.8 million (tax expense of $0.2 million) and a gain from the sale of the discontinued operations of $4.9 million (with no tax expense).

Supplemental Pro Forma Information

        The following table illustrates the unaudited pro forma effect on the Company's consolidated operating results as if the Forkardt acquisition and related financing occurred on January 1, 2012.

	Year Ended December 31,
	2013	2012
	(in thousands)
Sales	$342,919	$371,176
Net income from continuing operations	7,909	18,956
Diluted earnings per share from continuing operations	$0.66	$1.62

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

2. Acquisitions (Continued)

Acquisition of Usach Technologies, Inc.

        On December 20, 2012, the Company acquired 100% of the issued and outstanding capital stock of Usach Technologies, Inc. ("Usach"), an Illinois based manufacturer of high precision grinding machines and systems, for $18.3 million. The acquisition of Usach is included in the Company's Metalcutting Machine Solutions business segment. The purchase price was comprised of $11.3 million in cash and an earn-out provision valued at $7.5 million. The earn-out is based on the future economic performance of Usach as measured against certain minimum thresholds of earnings from operations before interest, taxes, depreciation and amortization through 2015. The maximum contractual earn-out is $7.5 million. The contingent liability associated with the earn-out is recorded in other liabilities on the Consolidated Balance Sheets. The results of operations of Usach have been included in the consolidated financial statements from the date of acquisition. We expensed acquisition related costs of $0.3 million in 2012 and recorded it in selling, general and administrative expense in the Consolidated Statements of Operations. The acquisition of Usach is not considered significant to the Company's consolidated financial position and results of operations.

        The purchase price has been assigned to the assets acquired and the liabilities assumed based on their fair values. The identifiable intangible assets acquired, which primarily consist of customer relationships, trade name and technical know-how, were valued using an income approach. The weighted average life of the identifiable intangible assets acquired was estimated at 16.4 years at the time of acquisition. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, which is not deductable for tax purposes. As of December 31, 2013, the Company has finalized the purchase price allocation.

        The final allocation of purchase price to the assets acquired and liabilities assumed is as follows:

December 20, 2012
(in thousands)
Assets Acquired
Cash and cash equivalents	$2,482
Accounts receivable, net	2,514
Inventory, net	5,167
Other current assets	788
Property, plant and equipment	62
Trade name, customer list, and other intangible assets	9,400

Total assets acquired	20,413
Liabilities Assumed
Accounts payable and other current liabilities	6,807
Other non-current liabilities	3,513

Net assets acquired	10,093

Purchase price, including cash received	18,750

Goodwill	$8,657

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

3. Net Inventories

        Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

        Net inventories consist of the following:

	December 31, 2013	December 31, 2012
	(in thousands)
Finished products	$53,427	$56,596
Work-in-process	28,591	32,708
Raw materials and purchased components	32,046	38,936

Inventories, net	$114,064	$128,240

4. Property, Plant and Equipment

        Property, plant and equipment consist of the following:

	December 31,
	2013	2012
	(in thousands)
Land, buildings and improvements	$85,849	$83,032
Machinery, equipment and fixtures	79,597	73,169
Office furniture, equipment and vehicles	18,116	18,058
Construction in progress	217	325

	183,779	174,584
Accumulated depreciation	(109,123)	(103,549)

Property, plant and equipment, net	$74,656	$71,035

        Depreciation expense was $7.4 million, $6.0 million, and $6.1 million for 2013, 2012 and 2011, respectively.

5. Goodwill and Intangible Assets

        The Company has two reportable business segments, Metalcutting Machine Solutions (MMS) and Aftermarket Tooling and Accessories (ATA).

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

5. Goodwill and Intangible Assets (Continued)

        Detail and activity of goodwill by segment is presented below:

	MMS	ATA	Total
	(in thousands)
Balance at December 31, 2011	$—	$—	$—
Acquisition of Usach	8,497	—	8,497

Balance at December 31, 2012	8,497	—	8,497
Acquisition of Forkardt	—	5,678	5,678
Impairment loss	(3,809)	—	(3,809)
Disposal of Forkardt Switzerland	—	(662)	(662)
Other adjustments	160	—	160

Balance at December 31, 2013	$4,848	$5,016	$9,864

        The gross carrying value of goodwill for the years ended December 31, 2013 and 2012 was $38.1 million and $32.3 million, respectively. Accumulated impairment losses were $27.6 million and $23.8 million, respectively.

        The major components of intangible assets other than goodwill are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,865	$2,784
Patents	3,030	3,006
Technical know-how, customer list, and other	21,375	12,152

Total gross amortizable intangible assets	27,270	17,942
Accumulated amortization:
Land rights	(177)	(116)
Patents	(2,884)	(2,807)
Technical know-how, customer list, and other	(5,220)	(3,870)

Total accumulated amortization	(8,281)	(6,793)

Amortizable intangible assets, net	18,989	11,149

Indefinite lived intangible assets:
Assets associated with Bridgeport acquisition(1)	7,354	7,595
Usach trade name(2)	1,550	2,840
Forkardt trade name(3)	4,170	—

	13,074	10,435

Intangible assets other than goodwill, net	$32,063	$21,584

(1)
Represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. We use the Bridgeport brand name on all of

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

5. Goodwill and Intangible Assets (Continued)

  our machining center lines. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

(2)
Represents the value of the trade name associated with Usach which the Company acquired in 2012. We use the Usach trade name on all of the grinding machines and grinding systems manufactured by Usach. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

(3)
Represents the value of the trade name associated with Forkardt which the Company acquired in 2013. We use the Forkardt trade name on all of the products manufactured by Forkardt. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

        Amortization expense related to these amortizable intangible assets was $1.5 million for 2013 and $0.8 million for 2012 and 2011 respectively. The aggregated amortization expense on existing intangible assets for each of the next five years is approximately $1.7 million, $1.7 million, $1.1 million, $1.1 million and $0.9 million, respectively.

        As of December 31, the remaining weighted average amortization period of our amortizable intangible assets are as follows:

	2013	2012
	(in years)
Land rights	46.9	47.9
Patents	2.8	3.0
Technical know-how, customer list, and other	15.4	14.7

Total weighted average amortization period	19.7	23.1

        As part of the annual impairment test as of December 31, 2013, the fair values of the Company's reporting units for goodwill impairment testing were estimated using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances. The estimates and judgments used in the assessment included multiples of EBITDA, the weighted average cost of capital and the terminal growth rate. The Company performed a Step 1 analysis for each of the reporting units having a goodwill balance. For the Company's Usach reporting unit, which is part of the Company's MMS business segment and had a goodwill balance of $8.7 million, it was determined that its carrying value exceeded its fair value. As a result a step 2 analysis was performed and an impairment charge of $3.8 million was recognized in the impairment charge caption in the Consolidated Statement of Operations for the year ended December 31, 2013. The Company performed further analysis of the reporting units' long-lived assets and determined that impairments of these assets were not present.

        The Company's ATA reporting unit has a goodwill balance of $5.0 million as of December 31, 2013. The Company performed a Step 1 analysis for the reporting unit and determined its carrying value was less than its fair value.

        The Company also performed an annual impairment test of its indefinite lived intangible assets as of December 31, 2013. The fair value of the indefinite lived intangible assets were calculated using a discounted cash flow analysis. As a result of this impairment test, it was determined that the fair value

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

5. Goodwill and Intangible Assets (Continued)

of the Company's Usach trade name and Forkardt's trade name were less than their carrying values resulting in impairment charges of $1.3 million and $1.1 million, respectively, which were recognized in the impairment charge caption in the Consolidated Statement of Operations for the year ended December 31, 2013.

        See Footnote 11 for a discussion of the fair value measures used in determining these impairment charges.

6. Financing Arrangements

        We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $76.6 million at December 31, 2013, of which $58.0 million can be borrowed for working capital needs. As of December 31, 2013, $70.0 million was available for borrowing under these arrangements of which $56.8 million was available for working capital needs. Total consolidated borrowings outstanding were $26.6 million at December 31, 2013 and $20.0 million at December 31, 2012. Details of these financing arrangements are discussed below.

Long-term Debt

        Long-term debt consists of:

	December 31,
	2013	2012
	(in thousands)
Mortgage loans	$4,191	$5,119
Construction loan	1,486	3,370
Term loan	20,958	—

Total long-term debt	26,635	8,489
Current portion	(7,850)	(2,873)

Total long-term debt, less current portion	$18,785	$5,616

        The annual maturities of long-term debt for each of the five years after December 31, 2013, are as follows:

Year	Amounts
(in thousands)
2014	$7,850
2015	4,222
2016	6,270
2017	3,281
2018	5,012
Thereafter	—

$26,635

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

6. Financing Arrangements (Continued)

        In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($6.0 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.2 million equivalent). The loan interest rate, 1.75% at December 31, 2013 and December 31, 2012, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 45.0 million ($1.5 million equivalent) at December 31, 2013 and TWD 63.0 million ($2.2 million equivalent) at December 31, 2012.

        In August 2011, Hardinge Precision Machinery (Jiaxing) Company Ltd.("Hardinge Jiaxing"), an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expires in January 2014, provides up to 25.0 million in Chinese Yuan ("CNY") ($4.1 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, 7.38% at December 31, 2013 and December 31, 2012, is the bank base rate plus a 20% mark-up and is subject to adjustment annually. The principal amount outstanding was CNY 9.0 million ($1.5 million equivalent) at December 31, 2013 and CNY 21.0 million ($3.4 million equivalent) at December 31, 2012. The remaining outstanding principal of CNY 9.0 million ($1.5 million equivalent) is due in January 2014.

        This loan agreement contains financial covenants pursuant to which the subsidiary is required to continually maintain a ratio of total liabilities to total assets less than 0.65:1.00 and a current ratio of more than 1.0:1.0. In addition, the subsidiary is not allowed to act as a guarantor to any third party. The loan agreement contains customary events of default and acceleration clauses. Additionally, the loan is secured by substantially all the real property and improvements owned by the subsidiary. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement.

        In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a five-year $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement calls for scheduled annual principal repayments of $1.2 million, $1.7 million, $2.1 million, $2.1 million, and $2.5 million in 2014, 2015, 2016, 2017, and 2018 respectively. In October 2013, we amended the terms of Term Loan. The amendment reduced mandatory principal payments associated with the sale of our common stock under the Company's stock offering program as described in Footnote 14 from 75% of net proceeds to 25% of net proceeds. This amendment was retroactive for all sales of common stock under this stock offering program. In 2013, the Company made principal payments of $1.5 million with stock offering proceeds. The interest rate on the term loan is determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 2.44% at December 31, 2013. LIBOR is the average interest rate estimated by leading banks in London that they would be charged when borrowing from other banks. The principal amount outstanding at December 31, 2013 was $10.1 million.

        In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term note agreement with the same bank pursuant to which the bank converted $10.8 million of the outstanding principal on the term loan to CHF 3.8 million ($4.1 million equivalent) and EUR 5.0 million ($6.7 million equivalent) borrowings. The agreement calls for scheduled annual principal repayments in CHF and EUR. The scheduled annual principal repayments in CHF are as follows:

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

6. Financing Arrangements (Continued)

CHF 0.4 million ($0.4 million equivalent) in 2014, CHF 0.6 million ($0.6 million equivalent) in 2015, and CHF 0.6 million ($0.7 million equivalent) in 2016. The scheduled annual principal repayments in EUR are as follows: EUR 0.5 million ($0.7 million equivalent) in 2014, EUR 0.7 million ($1.0 million equivalent) in 2015, EUR 0.9 million ($1.2 million equivalent) in 2016 and 2017, and EUR 1.9 million ($2.6 million equivalent) in 2018. Additionally, the Company is required to pay a portion of the proceeds of the sale of Forkardt Switzerland against the CHF portion of the loan. The Company made a CHF 2.2 million ($2.4 million equivalent) principal payment in January, 2014, to fulfill this obligation. The interest rate on the CHF and EUR portion of the term loan is determined from a pricing grid with the Swiss franc LIBOR ("CHF LIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 2.27% and 2.48% at December 31, 2013, respectively. The principal amounts outstanding at December 31, 2013 were CHF 3.7 million ($4.2 million equivalent), and EUR 4.9 million ($6.7 million equivalent).

        The term loan is secured by (i) liens on all of the Company's U.S. assets (exclusive of real property); (ii) a pledge of 65% of the Company's investment in Holdings GmbH; (iii) a negative pledge on the Company's headquarters in Elmira, New York; (iv) liens on all of the personal property assets of Usach, Forkardt Inc. (Formerly Cherry Acquisition Corporation) and Hardinge Technology Systems Inc., a wholly-owned subsidiary and owner of the real property comprising the Company's world headquarters in Elmira, New York ("Technology"); and (v) negative pledges on the intellectual property of the Revolving Credit Borrowers and Technology.

        The loan agreement contains financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.0 to 1.0 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events of default that are customary for these types of transactions. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement.

        In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with a bank whereby the bank made available a CHF 2.6 million ($2.9 million equivalent) mortgage loan facility. This facility is to be used by Kellenberger and replaces an existing mortgage loan that Kellenberger maintained with the same bank. Interest on the facility accrues at a fixed rate of 2.50% per annum, compared to 2.65% fixed interest rate on the previous mortgage loan. Principal payments of CHF 0.2 million ($0.2 million equivalent) are due in June and December in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity in December 2016. The principal amount outstanding was CHF 2.4 million ($2.7 million equivalent) at December 31, 2013. The principal amount outstanding on the previous mortgage loan was CHF 2.7 million ($3.0 million equivalent) at December 31, 2012.

        The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default. The credit facility is secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is subject to a minimum equity covenant requirement whereby the equity of the subsidiary must be at least 35% of the subsidiary's balance sheet

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

6. Financing Arrangements (Continued)

total assets. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement.

Credit Facilities and Other Financing Arrangements

  Foreign Credit Facilities

        In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility, which expires in December 2014, provides up to CNY 34.2 million ($5.6 million equivalent) or its equivalent in other currencies for working capital and letter of credit purposes. Borrowings for working capital purposes are limited to CNY 20.0 million ($3.3 million equivalent). Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility, currently at 6.60%, is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up. As of December 31, 2013, there were no borrowings outstanding under this facility.

        In July, 2013, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility. This facility, which expires in June 2014, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.54% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. This facility replaced the $12.0 million facility entered into in June 2012, which expired on May 30, 2013. There was no principal amount outstanding under this facility at December 31, 2013. The principal amount outstanding at December 31, 2012 was $9.0 million, which was included in the notes payable to bank on the Consolidated Balance Sheets.

        In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger, an indirect wholly-owned subsidiary, entered into a credit facilities agreement with a bank whereby the bank made available a CHF 18.0 million ($20.2 million equivalent) multi-currency revolving working capital facility. This facility matures in July 2018.

        The facility is to be used by Hardinge Holdings GmbH and its subsidiaries (the "Holdings Group") for general corporate and working capital purposes, including standby letters of credit and standby letters of guarantee. In addition to Swiss Francs, loan proceeds available under the facility can be drawn upon in Euros, British Pounds Sterling and United States Dollars. Under the terms of the facility, the maximum amount of borrowings available to the Holdings Group (on an aggregate basis) for working capital purposes shall not exceed CHF 8.0 million ($9.0 million equivalent) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable LIBOR. With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable EURIBOR, plus an applicable margin, (initially set at 2.25% per annum) that is determined by the bank based on the financial performance of the Holdings Group.

        The terms of the credit facilities contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are secured by mortgage notes in an aggregate amount of CHF 9.2 million ($10.2 million equivalent) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger, Holdings serves as a

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

6. Financing Arrangements (Continued)

guarantor with respect to this facility. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2013, the Company was in compliance with the covenants under the loan agreement

        This facility replaces two separate credit facilities that Kellenberger previously maintained with the same Swiss bank. The first facility had provided for borrowing of up to CHF 7.5 million ($8.2 million equivalent) to be used for guarantees, documentary credit, or margin cover for foreign exchange hedging activity with maximum terms of 12 months. The second facility had provided for borrowings of up to CHF 6.0 million ($6.6 million equivalent) to be used for working capital purposes as a limit for cash credits in CHF and/or in any other freely convertible foreign currencies. At December 31, 2012 there were no borrowings outstanding under these facilities.

        Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provides a credit facility of up to CHF 7.0 million ($7.8 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.4 million equivalent) is available for working capital purposes. The facility is secured by the subsidiary's certain real property up to CHF 3.0 million ($3.4 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.8 million equivalent), increased the funds available for working capital purposes to CHF $5.0 million ($5.5 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.4 million equivalent). The agreement was again amended in May, 2013 and reverted to the terms in place prior to the August 2010 amendment. The interest rate, currently at LIBOR plus 2.50% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. This facility is subject to annual renewal and carries no commitment fees on unused funds. At December 31, 2013 and 2012, there were no borrowings outstanding under this facility.

        The above Kellenberger credit facilities are subject to a minimum equity covenant requirement where the minimum equity for the subsidary must be at least 35% of its balance sheet total assets. At December 31, 2013, the Company was in compliance with the required covenant.

  Domestic Credit Facilities

        In December 2009, the Company entered into a $10.0 million revolving credit facility with a bank. This facility was subject to an annual renewal requirement. In December 2011, the Company modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December, 2012, we extended the maturity date of the facility to March 31, 2014 and reduced the interest rate from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. In May, 2013 the Company, Usach, a direct wholly-owned subsidiary of the Company, and Forkardt, amended and restated the existing $25.0 million revolving credit agreement. The amendment added Usach and Forkardt as additional borrowers and extended the maturity of the credit facility from March, 2014 to May, 2018. The interest rate on the term loan is determined from a

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

6. Financing Arrangements (Continued)

pricing grid with LIBOR and base rate options, based on the Company's leverage ratio and was 2.44% at December 31, 2013.

        This credit facility is secured by substantially all of our U.S. assets (exclusive of real property), a negative pledge on our worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of our wholly-owned subsidiaries, which is the owner of the real property comprising our world headquarters. The credit facility does not include any financial covenants. There were no borrowings outstanding under this facility at December 31, 2013. The principal amount outstanding under this facility was $2.5 million at December 31, 2012

        The Company has a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2013 or December 31, 2012.

        The Company maintains a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $0.9 million at December 31, 2013 and $1.0 million at December 31, 2012. It expires in March, 2014. In total, we had various outstanding letters of credit totaling $9.9 million and $15.6 million at December 31, 2013 and 2012, respectively.

        Deferred financing costs of $0.7 million were incurred in 2013. These costs, which were associated with our financing arrangements above, are recorded in other non-current assets on the consolidated balance sheets and are being amortized over the term of the related debt using the straight line method which approximates the effective interest method. Deferred financing costs incurred in 2012 were not material.

        Interest paid in 2013, 2012 and 2011 totaled $1.0 million, $0.9 million and $0.4 million, respectively.

7. Income Taxes

        The Company's pre-tax income (loss) from continuing operations for domestic and foreign sources is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic	$(950)	$(4,142)	$(3,483)
Foreign	6,882	23,483	19,842

Total	$5,932	$19,341	$16,359

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

7. Income Taxes (Continued)

        Significant components of income tax expense (benefit) attributable to continuing operations are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal and state	$(2)	$—	$—
Foreign	1,929	4,736	5,086

Total current	1,927	4,736	5,086

Deferred:
Federal and state	(410)	(2,720)	—
Foreign	20	(530)	(713)

Total deferred	(390)	(3,250)	(713)

Total income tax expense	$1,537	$1,486	$4,373

        The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Operations:

	2013	2012	2011
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	(2.1)	(18.1)	(19.8)
Effect of change in the enacted rate	3.1	(1.3)	(0.5)
Change in valuation allowance	(63.4)	(46.0)	10.6
U.S. taxation of international operations	12.0	37.3	—
Change in estimated liabilities	0.1	0.4	1.3
Non-Deductible Items	41.3	—	—
Other	(0.1)	0.4	0.1

	25.9%	7.7%	26.7%

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

7. Income Taxes (Continued)

        Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Federal, state, and foreign net operating losses	$26,622	$31,568
State tax credit carryforwards	6,933	6,915
Postretirement benefits	649	862
Deferred employee benefits	1,937	2,214
Accrued pension	7,411	15,097
Inventory valuation	3,037	2,281
Foreign tax credit carryforwards	4,502	2,677
Other	3,262	3,608

	54,353	65,222
Less valuation allowance	(49,297)	(57,698)

Total deferred tax assets	5,056	7,524

Deferred tax liabilities:
Tax over book depreciation	(4,499)	(4,428)
Inventory valuation	(2,291)	(2,323)
Intangible assets	(1,831)	(3,069)
Other	(1,059)	(1,367)

Total deferred tax liabilities	(9,680)	(11,187)

Net deferred tax liabilities	$(4,624)	$(3,663)

        Current deferred tax assets of $2.1 million and $2.2 million for 2013 and 2012, respectively, are reported in other current assets on the Consolidated Balance Sheets. Non-current deferred tax assets of $0.8 million and $0.6 million for 2013 and 2012, respectively, are reported in other non-current assets on the Consolidated Balance Sheets.

        In 2013, the valuation allowance decreased by $8.4 million. The valuation allowance decreased by $9.5 million due to operational results and a decrease in minimum pension liabilities in the U.S. and other items recorded in other comprehensive income (loss), and this decrease was offset by $1.1 million of valuation allowance established on deferred tax assets arising from the acquisition of Forkardt.

        In 2012, the valuation allowance decreased by $5.0 million. $2.7 million of the decrease is due to changes in the Company's existing U.S. valuation allowance as a result of its acquisition of Usach. which resulted in an income tax benefit. The remaining decrease of $2.3 million was due to operational results in the U.S., U.K., Germany, Switzerland, Canada, France, and the Netherlands, offset by an increase in minimum pension liabilities in the U.S. and other items recorded in other comprehensive income (loss).

        At December 31, 2013, we have U.S. federal and state net operating loss carryforwards of $44.1 million and $36.3 million, respectively, which expire from 2023 through 2031. If certain substantial

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

7. Income Taxes (Continued)

changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. The U.S. net operating loss includes approximately $2.2 million of the net operating loss carryforwards for which a benefit will be recorded in additional paid in capital on the Consolidated Balance Sheets when realized. We have Foreign Tax Credit Carryforwards of $4.5 million which expire between 2020 and 2023. In addition, we have state investment tax credits of $6.9 million which have no expiration date. We also have foreign net operating loss carryforwards of $40.3 million, of which $6.4 million will expire between 2018 through 2033, and of which $ 33.8 million have no expiration date.

        At the end of 2013, the undistributed earnings of our foreign subsidiaries, which amounted to approximately $121.3 million, are considered to be indefinitely reinvested and, accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax credit calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of our foreign subsidiaries.

        We had been granted a tax holiday in China which expired in 2011. For 2011, our tax rate for our Chinese subsidiary was 24% and our tax rate in China was 25% in 2012 and 2013.

        A reconciliation of the beginning and ending amount of uncertain tax positions is as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of period	$2,514	$2,333	$2,127
Additions for acquired subsidiaries	267	—	—
Additions for tax positions related to the current year	—	—	592
Additions for tax positions of prior years	150	235	170
Reductions for tax positions of prior years	—	—	(83)
Reductions for tax positions related to the current year	(57)	—	—
Reductions due to lapse of applicable statute of limitations	(131)	(54)	(23)
Settlements	—	—	(450)

Balance at end of period	$2,743	$2,514	$2,333

        If recognized, essentially all of the uncertain tax positions and related interest at December 31, 2013 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that certain of our uncertain tax positions pertaining to our foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. We estimate the change in uncertain tax positions for these items to be a benefit to income tax expense between $0.4 million and $1.1 million.

        We record interest and penalties related to uncertain tax positions as income tax expense in the Consolidated Statements of Operations. The net increase in interest and net reduction in penalties were not significant for 2013 and 2012. Accrued interest related to the uncertain tax positions was $0.8 million and $0.7 million at December 31, 2013 and 2012, respectively. Accrued penalties related to uncertain tax positions were $0.2 million and $0.2 million at December 31, 2013 and 2012, respectively. The accrued interest and penalties are reported in other liabilities on the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

7. Income Taxes (Continued)

        The tax years 2011, 2012, and 2013 remain open to examination by the U.S. federal taxing authorities. The tax years 2009 through 2013 remain open to examination by the U.S. state taxing authorities. For our other major jurisdictions (Switzerland, U.K., Taiwan, Germany, Netherlands and China); the tax years between 2007 and 2013 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

        Taxes paid in 2013, 2012 and 2011 totaled $5.2 million, $4.1 million and $4.9 million, respectively.

8. Warranty

        A reconciliation of the changes in our product warranty accrual is as follows:

	December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$3,432	$3,800
Warranty settlement costs	(2,639)	(2,486)
Warranties issued	3,323	3,140
Changes in accruals for pre-existing warranties	(671)	(1,126)
Currency translation impact	31	104

Balance at end of period	$3,476	$3,432

9. Segment Information

        The Company operates through segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. In 2013, the Company changed its reportable business segment from one reportable segment to two reportable segments, Metalcutting Machine Solutions (MMS) and Aftermarket Tooling and Accessories (ATA). The Company has recast its segment information disclosure for all periods presented to conform to this segment presentation.

        The Company has two reportable business segments, Metalcutting Machine Solutions and Aftermarket Tooling and Accessories which are described below:

Metalcutting Machine Solutions (MMS)

        This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately sixty thousand dollars for some high volume products to around $1.5 million for some lower volume grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles as our customers are looking for productivity improvements or they have new products that require new machining capabilities.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

9. Segment Information (Continued)

        We engineer and sell high precision computer controlled metalcutting turning machines, vertical machining centers, horizontal machining centers, grinding machines, and repair parts related to those machines.

  •
  Turning Machines or lathes are power-driven machines used to remove material from either bar stock or a rough-formed part by moving multiple cutting tools against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by our machines, those dimensions are often measured in millionths of an inch. We consider Hardinge to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to very close dimensions.

  •
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

  •
  Grinding machines are used in a machining process in which a part's surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes. Our Kellenberger and Usach grinding machines are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been partially completed on a lathe. Our Hauser jig grinding machines are used to make demanding contour components, primarily for tool and mold-making applications. Our Jones & Shipman brand represents a line of high quality grinders (surface, creepfeed, and cylindrical) machines used by a wide range of industries.

Aftermarket Tooling and Accessories (ATA)

        This segment includes products that are purchased by manufacturers throughout the lives of their machines. The prices of units are relatively low per piece with prices ranging from fifty dollars on high volume collets to twenty thousand dollars or more for specialty chucks, and they typically are considered to be a fairly consumable, but durable, product. Our products are used on all types and brands of machine tools, not limited to our own. Sales levels are affected by manufacturing cycles, but not to the severity of the capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment and accessories are still needed as they wear out or they are needed for a change in production requirements.

        The two primary product groups are collets and chucks. Collets are cone-shaped metal sleeves used for holding circular or rod like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Chucks are a specialized clamping device used to hold an object with radial symmetry, especially a cylindrical object. It is most commonly used to hold a rotating tool or a rotating work piece. Some of our specialty chucks can also hold

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

9. Segment Information (Continued)

irregularly shaped objects that lack radial symmetry. While our products are known for accuracy and durability, they are consumable in nature.

        We measure segment income for internal reporting purposes by excluding corporate expenses, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with our global headquarters. Financial results of our reportable segments are as follows:

	MMS	ATA	Inter Segment Eliminations	Total
	(in thousands)
For the year ended December 31, 2013
Sales	$278,377	$51,553	$(471)	$329,459
Depreciation & Amortization	6,897	1,985		8,882
Segment income	14,850	5,689		20,539
Capital expenditures	2,376	1,491		3,867
Segment assets(1)	249,999	53,209		303,208
For the year ended December 31, 2012
Sales	$306,328	$28,989	$(904)	$334,413
Depreciation & amortization	6,041	706		6,747
Segment income	20,808	5,128		25,936
Capital expenditures	15,732	636		16,368
Segment assets(1)	275,894	18,315		294,209
For the year ended December 31, 2011
Sales	$316,062	$27,055	$(1,544)	$341,573
Depreciation & amortization	6,088	750		6,838
Segment income	16,904	4,243		21,147
Capital expenditures	18,886	331		19,217
Segment assets(1)	266,983	18,699		285,682

(1)
Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

9. Segment Information (Continued)

        A reconciliation of segment income to consolidated income from operations before taxes follows:

	2013	2012	2011
	(in thousands)
Segment income	$20,539	$25,936	$21,147
Unallocated corporate expense	(3,075)	(5,419)	(4,619)
Acquisition related inventory step-up charge	(1,927)	—	—
Acquisition related expenses	(2,154)	(290)	—
Impairment charges	(6,239)	—	—
Interest expense, net	(1,064)	(741)	(238)
Other unallocated expense	(148)	(145)	69

Income from continuing operations before income taxes	$5,932	$19,341	$16,359

        A reconciliation of segment assets to consolidated total assets follows:

	December 31,
	2013	2012
	(In Thousands)
Total segment assets	$303,208	$294,209
Unallocated assets	40,760	31,445

Total assets	$343,968	$325,654

        Unallocated assets include cash of $34.7 million, $26.9 million and $21.7 million for December 31, 2013, 2012 and 2011, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

9. Segment Information (Continued)

        We have no single customer who accounted for more than 10% of our consolidated sales in 2013, 2012 or 2011. We sell our products throughout the world and we attribute sales to countries based on the country where our products are shipped to. Information concerning our principal geographic areas is follows:

	2013		2012		2011
	Sales	Long-lived Assets(1)	Sales	Long-lived Assets(1)	Sales	Long-lived Assets(1)
	(in thousands)
North America
United States	$105,764	$49,132	$79,013	$33,564	$84,673	$16,811
Other	3,693	—	4,533	—	5,327	—

Total North America	109,457	49,132	83,546	33,564	90,000	16,811
Europe
Switzerland	6,063	37,055	9,622	38,121	10,117	36,540
England	21,090	645	28,328	739	24,421	1,082
Germany	40,277	1,943	39,595	267	26,483	299
Other	32,696	143	43,463	10	43,804	25

Total Europe	100,126	39,786	121,008	39,137	104,825	37,946
Asia
China	96,532	12,468	102,550	12,405	111,684	10,705
Taiwan	4,541	15,197	5,474	16,010	11,454	15,507
Other	18,803	—	21,835	—	23,610	—

Total Asia	119,876	27,665	129,859	28,415	146,748	26,212

Consolidated Total	$329,459	$116,583	$344,413	$101,116	$341,573	$80,969

(1)
Long-lived assets consist of property, plant and equipment, goodwill and other intangible assets

10. Employee Benefits

Pension and Postretirement Plans

        We provide a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The plan bases benefits upon both years of service and earnings through June 15, 2009. Our policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. For our foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Each foreign plan requires employer contributions. Additionally, one of our Swiss plans requires employee contributions. In 2010, we permanently froze the accrual of benefits under the domestic plan and one of our foreign plans.

        Domestic employees hired on or after March 1, 2004 have retirement benefits under our 401(k) defined contribution plan. After the completion of one year of service, we will contribute 4% of an employee's pay and will further match 25% of the first 4% that the employee contributes. For employees participating in our domestic 401(k) plan, we made contributions of $1.6 million and

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. Employee Benefits (Continued)

$1.4 million in 2013 and 2012, respectively. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit pension plan, employees that were actively participating in the domestic defined benefit pension plan became eligible to receive company contributions in the 401(k) plan. Additionally, upon reaching age 50, employees who were age 40 or older as of January 1, 2011 and were participants in the domestic defined benefit pension plan are provided enhanced employer contributions in the 401(k) plan to compensate for the loss of future benefit accruals under the defined benefit pension plan. We recognized $1.8 million and $1.6 million of expense for the domestic defined contribution plan in 2013 and 2012, respectively. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

        In 2013, as a result of significant lump sum payments made in two of our foreign plans, we recognized a $0.2 million settlement charge which is reflected in the net periodic benefit cost. In 2012, we recognized a $3.2 million prior service credit in two of our foreign pension plans as a result of a plan amendment that changed the interest rates used to convert lump sums to annuity payments.

        As a result of our acquisition of the Forkardt operations from Illinois Tool Works in May 2013, we have assumed the benefit obligations of their defined benefit and postretirement medical plans. These obligations included a Termination Indemnity Plan in France and a Postretirement Medical Plan in the US.

        We provide a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who have or will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement on or after reaching age 55 are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of management. Increases in the cost of the retiree health plan are paid by the participants. We also provide a non-contributory life insurance plan to retirees who meet the same eligibility criteria as required for retiree health insurance. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

        The discount rate for determining benefit obligations in the postretirement benefits plans was 5.13% and 4.21% at December 31, 2013 and 2012, respectively. The change in the discount rate decreased the accumulated postretirement benefit obligation as of December 31, 2013 by $0.2 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. Employee Benefits (Continued)

        A summary of the pension and postretirement benefits plans' funded status and amounts recognized in our Consolidated Balance Sheets is as follows:

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of period	$223,780	$201,168	$2,312	$2,429
Service cost	1,401	1,246	18	18
Interest cost	7,380	8,159	92	111
Plan participants' contributions	1,567	1,524	375	422
Actuarial loss (gain)	(12,208)	18,917	(452)	30
Foreign currency impact	2,463	2,931	—	—
Benefits and administrative expenses paid	(7,760)	(6,949)	(604)	(698)
Settlements	(628)	—	—	—
Acquisitions	311	—	28	—
Plan amendment and other changes	—	(3,216)	—	—

Benefit obligation at end of period	$216,306	$223,780	$1,769	$2,312

Change in plan assets:
Fair value of plan assets at beginning of period	$176,693	$155,840	$—	$—
Actual return on plan assets	18,233	15,879	—	—
Employer contribution	2,732	7,816	229	276
Plan participants' contributions	1,567	1,524	375	422
Foreign currency impact	2,592	2,583	—	—
Benefits and administrative expenses paid	(7,760)	(6,949)	(604)	(698)
Settlements	(628)	—	—	—

Fair value of plan assets at end of period	$193,429	$176,693	$—	$—

Funded status of plans	$(22,877)	$(47,087)	$(1,769)	$(2,312)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$4,023	$1,451	$—	$—
Current liabilities	(232)	(232)	(131)	(306)
Non-current liabilities	(26,668)	(48,306)	(1,638)	(2,006)

Net amount recognized	$(22,877)	$(47,087)	$(1,769)	$(2,312)

Amounts recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial (loss) gain	$(50,580)	$(74,652)	$724	$277
Transition asset	850	1,106	—	—
Prior service credit	3,232	3,552	—	254

Accumulated other comprehensive (loss) income	$(46,498)	$(69,994)	$724	$531

Accumulated contributions in excess of net periodic benefit cost	23,621	22,907	(2,493)	(2,843)

Net deficit recognized in Consolidated Balance Sheets	$(22,877)	$(47,087)	$(1,769)	$(2,312)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. Employee Benefits (Continued)

        The projected benefit obligations for the foreign pension plans included in the amounts above were $106.7 million and $104.3 million at December 31, 2013 and 2012, respectively. The plan assets for the foreign pension plans included above were $105.8 million and $94.8 million at December 31, 2013 and 2012, respectively.

        The accumulated benefit obligations for the foreign and domestic pension plans were $212.2 million and $218.6 million at December 31, 2013 and 2012, respectively.

        The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets:

	Pension Benefits
	December 31,
	2013	2012
	(in thousands)
Projected benefit obligations	$128,638	$216,861
Fair value of plan assets	101,738	168,322

Excess of projected benefit obligations over plan assets	$26,900	$48,539

        The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets:

	Pension Benefits
	December 31,
	2013	2012
	(in thousands)
Accumulated benefit obligations	$127,692	$211,047
Fair value of plan assets	101,145	167,241

Excess of accumulated benefit obligations over plan assets	$26,547	$43,806

        A summary of the components of net periodic benefit cost for the Company is presented below. The pension cost includes an executive supplemental pension plan.

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in thousands)			(in thousands)
Service cost	$1,401	$1,246	$1,449	$18	$18	$18
Interest cost	7,380	8,159	8,583	92	111	138
Expected return on plan assets	(9,464)	(9,495)	(10,089)	—	—	—
Amortization of prior service credit	(393)	(54)	(58)	(254)	(353)	(353)
Amortization of transition asset	(272)	(269)	(284)	—	—	—
Settlement loss	229	—	—	—	—	—
Amortization of (gain) loss	3,223	2,417	1,794	(5)	(7)	—

Net periodic benefit cost	$2,104	$2,004	$1,395	$(149)	$(231)	$(197)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. Employee Benefits (Continued)

        A summary of the changes in pension and postretirement benefits recognized in other comprehensive (income) loss is presented below:

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in thousands)			(in thousands)
Net (gain) loss arising during period	$(20,977)	$12,533	$23,082	$(452)	$30	$(94)
Amortization of transition asset	272	269	284	—	—	—
Amortization of prior service credit	393	54	58	254	353	353
Other (gain) loss	—	(3,216)	184	—	—	—
Amortization of (loss)	(3,452)	(2,417)	(1,794)	5	7	—
Foreign currency exchange impact	268	713	(321)	—	—	—

Total recognized in other Comprehensive (income) loss	$(23,496)	$7,936	$21,493	$(193)	390	259

Net recognized in net periodic benefit cost and other comprehensive (income) loss	$(21,392)	$9,940	$22,888	$(342)	$159	$62

        The net periodic benefit cost for the foreign pension plans included in the amounts above was $1.4 million, $1.9 million, and $1.8 million, for the years ended December 31, 2013, 2012, and 2011, respectively.

        We expect to recognize $1.7 million of net loss, $0.3 million of net transition assets and $0.4 million of net prior service credit as components of net periodic benefit cost in 2014 for our defined benefit pension plans. We expect to recognize $0.1 million of net gain as a component of net periodic benefit cost for our postretirement benefits plans in 2014.

        Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Assumptions at January 1
For the domestic plans:
Discount rate	4.31%	5.11%	5.93%	4.21%	4.92%	5.50%
Expected return on plan assets	7.75%	7.75%	8.00%	N/A	N/A	N/A
For the foreign plans:
Weighted average discount rate	2.34%	3.01%	3.09%
Weighted average expected return on plan assets	3.91%	4.07%	4.24%
Weighted average rate of compensation increase	2.51%	2.51%	2.51%

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. Employee Benefits (Continued)

        Actuarial assumptions used to determine pension obligations and other postretirement benefit obligations include:

	Pension Benefits		Postretirement Benefits
	2013	2012	2013	2012
Assumptions at December 31
For the domestic plans:
Discount rate	5.24%	4.31%	5.13%	4.21%
For the foreign pension plans:
Weighted average discount rate	2.75%	2.34%
Weighted average rate of compensation increase	1.76%	2.51%

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

Investment Policies and Strategies

        For the qualified domestic defined benefit pension plan, the plan targets an asset allocation of approximately 55% equity securities, 36% debt securities and 9% other. For the foreign defined benefit pension plans, the plans target blended asset allocation of 37% equity securities, 45% debt securities and 18% other.

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

10. Employee Benefits (Continued)

Cash flows

Contributions

        Our funding policy is to contribute to our defined benefit pension plans when pension laws and economics either require or encourage funding. The qualified domestic plan is the largest of all our defined benefit pension plans. No contributions were made to this plan for the year ended December 31, 2013 and $5.3 million was contributed for the year ended December 31, 2012.

        During 2012, Congress enacted the Moving Ahead for Progress in the 21st Century Act ("MAP-21"). In the short-term, MAP-21 will increase the discount rates used to determine funding liabilities for our domestic defined benefit pension plan, resulting in significantly lower pension contributions. As a result of MAP-21, minimal contributions are expected to be made to our domestic defined benefit pension plan during the year ending December 31, 2014.

        We also provide defined benefit pension plans or defined contribution retirement plans for our foreign subsidiaries. Each of our foreign defined benefit pension plans requires employer contributions. Additionally, one of our Switzerland plans requires employee contributions. The expected Company contributions to be paid during the year ending December 31, 2014 to the foreign defined benefit pension plans are $2.6 million.

Estimated Future Benefit Payments

        The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Postretirement Benefits
	(in thousands)
2014	$9,130	$131
2015	9,797	125
2016	9,738	127
2017	10,413	130
2018	11,077	131
Years 2019 - 2023	61,125	646

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

11. Fair Value of Financial Instruments

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

        The following table presents our financial instruments measured or disclosed at fair value on a recurring basis:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$34,722	$34,722	$—	$—
Restricted cash	4,124	4,124	—	—
Notes payable to bank	—	—	—	—
Variable interest rate debt	(26,635)	—	(26,635)	—
Contingent purchase price payment	(7,500)	—	—	(7,500)
Foreign currency forward contracts, net	(587)	—	(587)	—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$26,855	$26,855	$—	$—
Restricted cash	2,634	2,634	—	—
Notes payable to bank	(11,500)	—	(11,500)	—
Variable interest rate debt	(8,489)	—	(8,489)	—
Contingent purchase price payment	(7,280)	—	—	(7,280)
Foreign currency forward contracts, net	(205)	—	(205)	—

        The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent purchase price payment in 2013 represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach. The contingent purchase price payment in 2012 represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach and 2010 acquisition of Jones & Shipman. The fair value of the contingent purchase price payment is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on our continued

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

11. Fair Value of Financial Instruments (Continued)

ability to enter into forward contracts, we consider the markets for our fair value instruments to be active. As of December 31, 2013 and December 31, 2012, there were no significant transfers in and out of Level 1 and Level 2.

        As described in Footnote 2, the Company completed acquisitions in 2013 and 2012. The fair value measurements for the acquired intangible assets were calculated using discounted cash flow analyses which rely upon significant unobservable Level 3 inputs which include the following:

Unobservable inputs	Range
Discount rate	19.0% - 22.0%
Royalty rate	2.0% - 3.0%
Long term growth rate	3.0%

        The following table presents the fair value on our Consolidated Balance Sheets of the foreign currency forward contracts:

	December 31,
	2013	2012
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$144	$191
Accrued expenses	(249)	(213)
Foreign currency forwards not designated as hedges:
Other current assets	141	284
Accrued expenses	(623)	(467)

Foreign currency forwards, net	$(587)	$(205)

        The Company applied fair value principles during the goodwill impairment tests performed during 2013. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company's reporting units. The fair value for the Company's reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used valuation models to estimate the fair values of its reporting units, which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment test performed during 2013, the Company recognized goodwill impairment charges (See Footnote 5 for the results of the Company's goodwill impairment tests).

        During 2013, the Company also recognized impairments to intangible assets associated with trade names. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using discounted cash flow analyses which rely upon unobservable inputs classified as Level 3 inputs. The key estimates and factors used in the valuation models, for which the Company used significant estimates and judgmental factors, include revenue growth rates

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

11. Fair Value of Financial Instruments (Continued)

based on internal forecasts, royalty rates and discounts rates (See Footnote 5 for more disclosure regarding the impairment of intangible assets).

Pension Plan Assets

        The fair values and classification of our defined benefit plan assets is as follows:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Growth funds(1)	$49,408	$49,408	$—	$—
Income funds(2)	23,925	23,925	—	—
Growth and income funds(3)	83,759	—	83,759	—
Hedge funds(4)	25,624	—	—	25,624
Real estate funds	3,279	731	2,548	—
Other assets	1,040	594	446	—
Cash and cash equivalents	6,394	6,394	—	—

Total	$193,429	$81,052	$86,753	$25,624

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in thousands)
Growth funds(1)	$44,879	$43,616	$1,263	$—
Income funds(2)	28,473	27,428	1,045	—
Growth and income funds(3)	73,186	—	73,186	—
Hedge funds(4)	22,615	—	—	22,615
Real estate funds	3,300	714	2,586	—
Other assets	2,199	1,081	1,118	—
Cash and cash equivalents	2,041	2,041	—	—

Total	$176,693	$74,880	$79,198	$22,615

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

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

11. Fair Value of Financial Instruments (Continued)

        A summary of the changes in the fair value of the defined benefit plans assets classified within Level 3 of the valuation hierarchy is as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$22,615	$22,523
Unrealized gain (loss)	3,067	930
Realized gain (loss)	13	448
Purchases	—	3,000
Sales/settlements	(71)	(4,286)

Balance at end of period	$25,624	$22,615

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

12. Derivative Financial Instruments

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

        For contracts that are designated and qualify as cash flow hedges, the unrealized gains or losses on the contracts are reported as a component of other comprehensive income ("OCI") and are reclassified from accumulated other comprehensive income ("AOCI") into earnings on the Consolidated Statements of Operations when the hedged transaction affects earnings. We affect the sales line where the underlying exposure is a sales order and cost of sales line where the underlying exposure is a purchase order. As of December 31, 2013, we expect an immaterial amount of the unrealized gain or loss on these contracts to be reclassified from AOCI into earnings over the next 12 months. During 2013, we reclassified an immaterial amount from AOCI to the Consolidated Statements of Operations to sales and cost of goods sold, respectively. During 2012, we reclassified $0.2 million and $0.7 million from AOCI to the Consolidated Statement of Operations as an increase in sales and cost of goods sold, respectively. The amount reclassified from AOCI to sales and cost of goods sold for the year ended December 31, 2011, was not material. For contracts that are not designated as hedges, the gains and losses on the contracts are recognized in current earnings as other (income) expense.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

12. Derivative Financial Instruments (Continued)

        Notional amounts of the derivative financial instruments not qualifying or designated as hedges were $45.5 million at December 31, 2013 and $60.5 million at December 31, 2012. The net loss realized related to this type of derivative financial instruments was $1.8 million for the year ended December 31, 2013 and immaterial for the year ended December 31, 2012. We realized losses of $1.9 million related to this type of derivative financial instruments in 2011. The gains and losses were recorded in other expense (income) on the Consolidated Statement of Operations.

        Derivative financial instruments qualifying and designated as hedges are as follows:

	December 31, 2013		December 31, 2012
	Notional Amount	Unrealized Loss	Notional Amount	Unrealized Loss
	(in thousands)		(in thousands)
Foreign currency forward contracts	$37,040	$234	$49,750	$22

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

        Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party ("PRP") at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on our property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that our operations or property have contributed or are contributing to the contamination. We have notified all appropriate insurance carriers and are actively cooperating with them, but whether coverage will be available has

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

13. Commitments and Contingencies (Continued)

not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

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

        The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. We estimate that our portion of the potential costs range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company's share of remediation expenses at the Pond as of December 31, 2013. This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

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

        We lease space for some of our manufacturing, sales and service operations with lease terms up to 10 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.2 million, $3.0 million and $2.5 million, during the years ended December 31, 2013, 2012, and 2011, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

13. Commitments and Contingencies (Continued)

        At December 31, 2013, future minimum payments under non-cancelable operating leases are as follows:

Year	Amounts
(in thousands)
2014	$2,481
2015	1,493
2016	960
2017	550
2018	181
Thereafter	89

Total	$5,754

        The Company has entered into written employment contracts with its executive officers. The current effective term of the employment agreements is one year and the agreements contain an automatic, successive one-year extension unless either party provides the other with 60 days prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment, the amount of which is increased upon certain termination events to the extent such events occur within a twelve month period following a change in control.

14. Shareholders' Equity

        Our common stock has a par value of $0.01 per share. At December 31, 2013 and 2012, there were 20,000,000 shares of common stock authorized.

        On August 9, 2013, the Company entered into a sales agreement (the "Agreement") with an independent sales agent ("Agent"), under which the Company may, from time to time, sell shares of its common stock, par value $0.01 per share (the "Shares"), having an aggregate offering price of up to $25.0 million through the Agent. Under the Agreement, the Agent may sell the Shares by methods deemed to be an "at-the-market" offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on the NASDAQ Global Select Market, on any other existing trading market for the common stock or to or through a market maker. In addition, with the prior consent of the Company, the Agent may sell the Shares by any other method permitted by law, including in privately negotiated transactions.

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

        As of December 31, 2013, we have sold 610,389 shares under this Agreement of which all shares were from shares of common stock held by the Company in treasury. The aggregated net proceeds from the sales of Shares were $8.9 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

14. Shareholders' Equity (Continued)

        As of December 31, 2013, the Company has 20,000,000 common shares of stock authorized and 12,472,992 shares issued. On December 31, 2013, 2012 and 2011, we had 12,397,867, 11,732,714 and 11,659,012 shares of common stock outstanding, respectively.

        The number of shares of common stock in treasury was as follows:

	December 31,
	2013	2012	2011
Balance at beginning of period	740,278	813,980	865,703
Shares issued under stock offering program	(610,389)	—	—
Shares distributed/exercised	(79,530)	(113,439)	(72,171)
Shares purchased	24,766	39,737	15,448
Shares forfeited	—	—	5,000

Balance at end of period	75,125	740,278	813,980

15. Earnings Per Share

        We calculate earnings per share using the two class method. The following table presents the basis of the earnings per share computation:

	Year Ended December 31,
	2013	2012	2011
	(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$4,395	$17,855	$11,986
Earnings from discontinued operation	642	—	—
Gain on disposal of discontinued operations	4,890
Earnings allocated to participating securities	(3)	(125)	(162)

Net earnings applicable to common shareholders	$9,924	$17,730	$11,824

Denominator:	11,801
Denominator for basic earnings per share—weighted average shares		11,557	11,463
Assumed exercise of stock options	28	24	25
Assumed satisfaction of restricted stock conditions	62	15	1
Assumed satisfaction of performance share conditions	—	—	59

Denominator for diluted earnings per share—adjusted weighted average shares	11,891	11,596	11,548

Shares of certain stock-based awards totaling 52,125, 145,262, and 161,299 were excluded from the calculation of diluted earnings per share for 2013, 2012 and 2011, respectively, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

16. Stock Based Compensation

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

        A summary of stock-based compensation expense is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Restricted stock/unit awards ("RSA")	$363	$421	$553
Performance share incentives ("PSI")	258	241	191
Stock options	—	—	32

	$621	$662	$776

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

        The RSAs are valued based on the closing market price of our common stock on the date of the grant. The total deferred compensation associated with the RSAs awarded in 2013, 2012 and 2011 was $0.6 million, $0.6 million and $0.5 million, respectively. The deferred compensation is being amortized on a straight-line basis over four years for all outstanding RSAs.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

16. Stock Based Compensation (Continued)

        All outstanding RSAs are unvested. A summary of the RSA activity is as follows:

	Year Ended December 31,
	2013	2012	2011
RSAs outstanding at beginning of period	212,340	264,640	247,840
Awarded	45,375	70,500	63,800
Vested	(91,840)	(111,300)	(42,000)
Cancelled or forfeited	—	(11,500)	(5,000)

RSAs outstanding at end of period	165,875	212,340	264,640

Unamortized deferred compensation cost (in millions)	$1.2	$0.9	$0.9

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

        All outstanding PSIs are unvested. A summary of the PSI activity is as follows:

	Year Ended December 31,
	2013	2012	2011
PSIs outstanding at beginning of period	102,500	54,000	—
Awarded	3,375	52,500	54,000
Cancelled or forfeited	—	(4,000)	—

PSIs outstanding at end of period	105,875	102,500	54,000

        The PSIs are valued based on the closing market price of our common stock on the date of the grant. The total deferred compensation associated with the PSIs awarded in 2013 and 2012 was $0.1 million and $0.5 million, respectively. The deferred compensation is being recognized into earnings based on the passage of time and achievement of performance targets.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

17. Accumulated Other Comprehensive Loss

        Changes in accumulated other comprehensive income (loss) ("AOCI") by component are as follows:

	Year Ended December 31, 2013
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Balance at December 31, 2012, net of tax	$36,830	$(62,375)	$36	$(25,509)

Other comprehensive income before reclassifications	1,745	26,222	71	28,038
Less income reclassified from AOCI	—	2,533	(6)	2,527

Net other comprehensive income	1,745	23,689	77	25,511
Income tax (expense) benefit	(106)	(1,527)	18	(1,615)

Balance at December 31, 2013, net of tax	$38,469	$(40,213)	$131	$(1,613)

        Details about reclassification out of AOCI for the year ended December 31, 2013 are as follows:

Year Ended December 31, 2013
Details of AOCI components	Amount reclassified from AOCI	Affected line item on the Consolidated Statement of Operations
(in thousands)
Unrealized gain (loss) on cash flow hedges:
	$(20)	Sales
	14	Other expense

	(6)	Total before tax
	1	Tax benefit

	$(5)	Net of tax

Retirement plan related adjustment:
Amortization of prior service cost	$(647)	(a)
Amortization of transition asset	(272)	(a)
Amortization of actuarial loss	3,452	(a)

	2,533	Total before tax
	(221)	Tax expense

	$2,312	Net of tax

(a)
These AOCI components are included in the computation of net period pension and post retirement costs. See Footnote 10—Pension and Post Retirement Plans for details.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

18. Quarterly Financial Information (Unaudited)

        Summarized quarterly financial information for 2013 and 2012 is as follows:

	Quarter
	First	Second	Third	Fourth
	(in thousands, except per share data)
2013
Sales(1)	$67,219	$79,355	$79,783	$103,102
Gross profit(1)	18,972	22,767	22,042	29,458
Income from continuing operations(1)	452	2,691	2,541	1,312
Income from discontinued operations, net of tax	—	201	284	157
Gain on disposal of discontinued operations, net of tax	—	—	—	4,890
Net income	40	2,265	1,479	6,143
Basic earnings per share:

Weighted average shares outstanding	11,660	11,663	11,721	12,160

Basic earnings per share from:
Continuing operations	$—	$0.17	$0.10	$0.09
Income from discontinued operations	—	0.02	0.03	0.01
Gain on disposal of discontinued operations	—	—	—	0.40

Basic Earnings per share(2)	$—	$0.19	$0.13	$0.50

Diluted earnings per share:

Weighted average shares outstanding	11,743	11,754	11,813	12,253

Diluted earnings per share from:
Continuing operations	$—	$0.17	$0.10	$0.09
Income from discontinued operations	—	0.02	0.03	0.01
Gain on disposal of discontinued operations	—	—	—	0.40

Diluted Earnings per share(2)	$—	$0.19	$0.13	$0.50

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

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

(1)
The 2013 second and third quarter sales, gross profit and income from continuing operations have been recast from their original reported amounts to reflect the effects of discontinued operations.

(2)
Due to the changes in outstanding shares from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

19. New Accounting Standards

        In December 2011, Financial Accounting Standards Board (the "FASB") issued authoritative guidance on the presentation of netting assets and liabilities as a single amount in the balance sheet. This pronouncement amends and expands current disclosure requirements on offsetting and requires companies to disclose information about offsetting and related arrangements. We adopted this pronouncement on January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition.

        In February 2013, the FASB issued authoritative guidance that requires companies to report, in one place, information about reclassification of items out of accumulated other comprehensive income. We adopted this pronouncement on January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated results of operations and financial condition other than additional disclosure provided in Footnote 17—Changes in Accumulated Other Comprehensive Income (Loss).

20. Subsequent Events

        Subsequent to December 31, 2013, we sold 166,247 shares of our common stock under the "at-the-market" stock offering program as described in Footnote 14 for aggregate net proceeds of $2.3 million. As of March 12, 2014, 776,636 shares have been sold under this program for aggregate net proceeds of $11.3 million, of which 703,509 of the shares sold were issued from treasury.

        Under the terms of our $23.0 million term loan, we are required to make mandatory principal payments associated with the sale of our common stock under our stock offering program equal to 25%

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

20. Subsequent Events (Continued)

of the net proceeds. In 2014 as a result of sales of our common stock, we made additional principal payments of $1.3 million. Additionally, we are required to make mandatory principal payments associated with any asset sales, subject to certain exceptions. As a result of the sale of our Forkardt Swiss business, in January 2014 we made an additional principal payment of CHF 2.2 million ($2.4 million equivalent) on the term loan.

        On January 7, 2014, Hardinge Jiaxing amended its secured credit facility with a local bank. The amendment increased the total availability under facility from CNY 34.2 million (approximately $5.6 million) to CNY 59.0 million (approximately $9.7 million) or its equivalent in other currencies. The facility, which expires on December 20, 2014, is available for working capital and letter of credit purposes. Borrowings for working capital purposes are limited to CNY 39.0 million (approximately $6.4 million). The facility is secured by real property owned by the subsidiary. The interest rate on the credit facility, currently at 6.60% is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up.

ITEM 9.—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 9A.—CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

        Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness as of December 31, 2013 of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

        Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were ineffective as of December 31, 2013 due to a material weakness in our internal control over financial reporting, as described below.

Management's Report on Internal Control over Financial Reporting

        The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our evaluation of internal control over financial reporting did not include the internal controls of the Forkardt businesses that was acquired in 2013, which is included in the 2013 consolidated financial statements and constituted $31.1 million of total assets as of December 31, 2013, and $21.7 million of sales for the year then ended.

        Based on that evaluation, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, as a result of a material weakness related to the computation of the Company's gain from the sale of the Forkardt Swiss operations in December, 2013. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we did not have effective internal control over the financial statement close process as it relates to accounting for certain complex, non-routine transactions.

        Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2013.

Changes in Internal Control

        There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Remediation Initiatives

        Subsequent to December 31, 2013, we have taken steps to remediate the material weakness described above. Specifically, for complex, non-routine transactions that are or could be material to the

Company's financial statements, we have established policies and procedures requiring management to retain third party subject matter expert consultants to assist in preparation of the accounting and reporting for such transactions.

/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer
/s/ DOUGLAS J. MALONE Douglas J. Malone Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of Hardinge Inc. and Subsidiaries

        We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hardinge Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Forkardt businesses, which are included in the 2013 consolidated financial statements of Hardinge Inc. and Subsidiaries and constituted $31.1 million of total assets as of December 31, 2013, and $21.7 million of sales for the year then ended. Our audit of internal control over financial reporting also did not include an evaluation of the internal control over financial reporting of the Forkardt businesses.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the company's financial statement close process as it relates to the accounting for certain complex, non-routine transactions. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated March 13, 2014, which expressed an unqualified opinion on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Hardinge Inc. and Subsidiaries have not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

/s/ Ernst & Young LLP
Rochester, New York March 13, 2014

PART III

ITEM 10.—DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Certain information required by this item such as: the identity of the Board of Directors and, those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2014. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant

Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	58	2008	Chairman of the Board, President and Chief Executive Officer since February 2012; President and Chief Executive Officer May 2008 - January 2012; Senior Vice President and Chief Operating Officer March 2008 - May 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005 - February 2008; Executive Vice President of Hardinge Inc., April 2000 - July 2005. Member of the Board of Directors of Hardinge from 2001 - July 2005 and from May 2008 to present. Various other Company positions, 1983 - 2000.
Douglas J. Malone	49	2013

Vice President and Chief Financial Officer since December 2013; Controller and Chief Accounting Officer August 2008 - December 2013; Senior Vice President—Financial Planning and Analysis for Five Star Bank, a subsidiary of Financial Institutions, Inc., 2005 - 2008; Senior Vice President—Finance and Operations for Bath National Bank. a subsidiary of Financial Institutions, Inc., 2002 - 2005. Mr. Malone also served as a Senior Audit Manager and various other positions at KPMG LLP for a period of seven years.

James P. Langa	55	2009

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

Name	Age	Executive Officer Since	Positions and Offices Held
Douglas C. Tifft	59	1988	Senior Vice President—Administration since April 2000; Vice President—Administration 1998 - 1999; Vice President—Employee Relations since 1988. Various other Company positions 1978 - 1988.
Edward J. Gaio	60	2008

Vice President—Business development since December 2013; Vice President and Chief Financial Officer from March 2008 - December 2013; Controller and Chief Accounting Officer, September 2006 - February 2008; Vice President, Finance of Agilysys, Inc., 2005 - July 2006; Vice President and Controller of Agilysys, Inc., 1999 - 2005.

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

ITEM 11.—EXECUTIVE COMPENSATION

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2014.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2014.

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2014.

ITEM 14.—PRINCIPAL ACCOUNTING FEES AND SERVICES.

        The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 27, 2014.

PART IV.

ITEM 15.—EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	Financial Statements: The financial statements of the Registrant listed in ITEM 8. of this Report are incorporated herein by reference.
	(2)
		Financial Statement Schedules: The financial statement schedules of the Registrant listed in ITEM 8 of Form 10-K as filed on March 13, 2014 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:
		Schedule II—Valuation and Qualifying Accounts

		All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including notes thereto.
	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
2.1	Purchase Agreement, dated as of May 9, 2013, by and between Illinois Tool Works, Inc. and Cherry Acquisition Corporation (n/k/a Forkardt Inc.)	8-K	2.1	5/15/13
3.1	Restated Certificate of Incorporation of Hardinge Inc.	10-K	3.1	12/31/09
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc.	8-K	3.2	2/23/10
3.3	By-laws of Hardinge Inc.	10-K	3.3	12/31/11
4.1	Specimen of certificate for shares of Common Stock, par value $.01 per share of Hardinge Inc.	8-A	3	5/19/95
10.1	$3,000,000 Commercial Line of Credit Agreement dated August 26, 2009 between Hardinge Inc. and Chemung Canal Trust Company	8-K	10.3	8/26/09
10.2	Amended and Restated Credit Agreement, dated May 9, 2013, by and among M&T Bank, Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies, Inc.	10-Q	10.1	6/30/13
10.3	Replacement Standard LIBOR Grid Note, dated May 9, 2013, issued by Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies Inc. for the benefit of M&T Bank	10-Q	10.2	6/30/13
10.4	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.3	6/30/13

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.5	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.4	6/30/13
10.6	Credit Agreement, dated May 9, 2013, by and between Hardinge Inc., Hardinge Holdings GmbH and M&T Bank	10-Q	10.5	6/30/13
10.7	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.7	6/30/13
10.8	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.8	6/30/13
10.9	Agreement between Hardinge Inc. and M&T Bank, dated October 31, 2013.
10.10	Replacement Term Note, dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank
10.11	Rate Rider (for Actual Balance Promissory Notes), dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank
10.12	Credit Facilities Agreement dated July 12, 2013 between Hardinge Holdings GmbH L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.1	7/18/13
10.13	Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.2	7/18/13
10.14	Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.3	7/18/13
10.15	Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG	8-K/A	10.1	11/5/09
10.16	Supplement 1 dated August 10, 2010 to Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG	8-K	10.1	8/12/10
10.17	Credit Agreement dated December 20, 2011 between L. Kellenberger & Co. AG and Credit Suisse AG	10-K	10.15	12/31/11
10.18	General Credit Facility Agreement dated July 26, 2011 between Harding Machine Tools B.V., Taiwan Branch and Mega International Commercial Bank Co. Ltd.	10-Q	10.2	9/30/11
10.19	RMB Loan Contract dated August 31, 2011 between Hardinge Precision Machinery (Jiaxing) Co., Ltd. and China Construction Bank	10-Q	10.3	9/30/11
10.20	Maximum Amount Mortgage Contract dated December 20, 2012 between Hardinge Precision Machinery (Jiaxing) Co. Ltd. and China Construction Bank	10-K	10.19	12/31/12

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.21		Stock Purchase Agreement, dated December 20, 2012, by and among Hardinge Inc., Giacomo Antonini and Bere Antonini	10-K	2.1	12/31/12
10.22		Controlled Equity OfferingSM Sales Agreement dated August 9, 2013, by and between Hardinge Inc. and Cantor Fitzgerald & Co.	8-K	10.1	8/9/13
10.23		Share Purchase Agreement, dated as of December 19, 2013, by and between Hardinge Holdings GmbH and SwissChuck Holding AG	8-K	2.1	12/26/13
10.24	*	The 2002 Hardinge Inc. Incentive Stock Plan
10.25	*	The 2011 Hardinge Inc. Incentive Stock Plan	8-K	99.1	4/21/11
10.26	*	Hardinge Inc. Amended Cash Incentive Plan	10-K	10.23	12/31/10
10.27	*	Employment Agreement between Hardinge Inc. and Richard Simons, dated as of March 7, 2011	8-K	10.1	3/11/11
10.28	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Richard Simons, dated as of February 14, 2012	8-K	10.1	2/17/11
10.29	*	Amended and Restated Employment Agreement between Hardinge Inc. and Douglas J. Malone, dated as of December 16, 2013	8-K	10.2	12/20/13
10.30	*	Amended and Restated Employment Agreement between Hardinge Inc. and Edward J. Gaio, dated as of December 16, 2013	8-K	10.1	12/20/13
10.31	*	Employment Agreement between Hardinge Inc. and James P. Langa, dated as of March 7, 2011	8-K	10.3	3/11/11
10.32	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and James P. Langa, dated as of February 14, 2012	8-K	10.3	2/17/12
10.33	*	Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of March 7, 2011	8-K	10.4	3/11/11
10.34	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of February 14, 2012	8-K	10.4	2/17/12
10.35	*	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan, effective August 9, 2005	10-K	10.31	12/31/11
10.36	*	Form of Deferred Directors Fee Plan	S-2	10.13	4/27/95
14		The Hardinge Inc. Code of Ethics**
21		Subsidiaries of the Company

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
23	Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Documents:
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*
Management contract or compensatory plan or arrangement

**
Incorporated by reference from the Hardinge Inc. website at www.hardinge.com

HARDINGE INC. AND SUBSIDIARIES

ITEM 15(a) Schedule II—Valuation and Qualifying Accounts

		Additions Charged to:
	Balance at Beginning of Period	Costs & Expenses	Other Accounts		Deductions		Balance at End of Period
	(in thousands)
Year ended December 31, 2013:
Allowance for bad debts	$2,281	$101	$125	(1)	$1,345	(2)	$1,162
Allowance for excess and obsolete inventory	21,535	3,502	1,506	(1)	4,510		22,033
Valuation allowance for deferred taxes	57,698	472	1,794		10,667		49,297

Total	$81,514	$4,075	$3,425		$16,522		$72,492

Year ended December 31, 2012:
Allowance for bad debts	$2,750	$198	$28	(1)	$695	(2)	$2,281
Allowance for excess and obsolete inventory	20,431	3,597	495	(1)	2,988		21,535
Valuation allowance for deferred taxes	62,995	922	2,904		9,123		57,698

Total	$86,176	$4,717	$3,427		$12,806		$81,514

Year ended December 31, 2011:
Allowance for bad debts	$3,957	$364	$64	(1)	$1,635	(2)	$2,750
Allowance for excess and obsolete inventory	25,834	2,789	188	(1)	8,380		20,431
Valuation allowance for deferred taxes	53,533	2,773	6,689		—		62,995

Total	$83,324	$5,926	$6,941		$10,015		$86,176

(1)
Currency translation impact on balances recorded in foreign currencies.

(2)
Uncollectable accounts written off, net of recoveries.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARDINGE INC. (Registrant)

March 13, 2014	/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2014	/s/ RICHARD L. SIMONS Richard L. Simons Chairman, President and Chief Executive Officer (Principal Executive Officer)
March 13, 2014	/s/ DOUGLAS J. MALONE Douglas J. Malone Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 13, 2014	/s/ DANIEL J. BURKE Daniel J. Burke Director
March 13, 2014	/s/ DOUGLAS A. GREENLEE Douglas A. Greenlee Director
March 13, 2014	/s/ J. PHILIP HUNTER J. Philip Hunter Director and Secretary
March 13, 2014	/s/ ROBERT J. LEPOFSKY Robert J. Lepofsky Director

March 13, 2014	/s/ JOHN J. PERROTTI John J. Perrotti Director
March 13, 2014	/s/ MITCHELL I. QUAIN Mitchell I. Quain Director
March 13, 2014	/s/ R. TONY TRIPENY R. Tony Tripeny Director