Form 10-Q
period 2014-03-31
HARDINGE INC
filed 2014-05-08
CIK 313716

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-15760

Hardinge Inc.

(Exact name of registrant as specified in its charter)

New York	16-0470200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hardinge Drive Elmira, NY	14902
(Address of principal executive offices)	(Zip Code)

(607) 734-2281

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐Yes  ☒No

As of May 2, 2014 there were 12,825,468 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share and per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$32,498	$34,722
Restricted cash	3,939	4,124
Accounts receivable, net	51,480	57,137
Inventories, net	112,089	114,064
Other current assets	12,947	11,486
Total current assets	212,953	221,533

Property, plant and equipment, net	72,965	74,656
Goodwill	9,888	9,864
Other intangible assets, net	31,442	32,063
Other non-current assets	6,306	5,852
Total non-current assets	120,601	122,435
Total assets	$333,554	$343,968

Liabilities and shareholders’ equity
Accounts payable	$22,605	$24,418
Accrued expenses	21,511	26,325
Customer deposits	13,381	15,166
Accrued income taxes	597	830
Deferred income taxes	2,556	2,569
Contingent consideration	7,500	7,500
Current portion of long-term debt	4,199	7,850
Total current liabilities	72,349	84,658

Long-term debt	16,710	18,785
Pension and postretirement liabilities	27,941	28,188
Deferred income taxes	5,047	4,968
Other liabilities	3,825	3,775
Total non-current liabilities	53,523	55,716

Common stock ($0.01 par value, 20,000,000 authorized; 12,790,476 issued and outstanding as of March 31, 2014, and 12,472,992 issued and outstanding as of December 31, 2013)	128	125
Additional paid-in capital	119,778	114,951
Retained earnings	90,234	90,937
Treasury shares (at cost, none as of March 31, 2014, and 75,125 as of December 31, 2013)	—	(806)
Accumulated other comprehensive loss	(2,458)	(1,613)
Total shareholders’ equity	207,682	203,594
Total liabilities and shareholders’ equity	$333,554	$343,968

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Sales	$70,850	$67,219
Cost of sales	51,630	48,246
Gross profit	19,220	18,973

Selling, general and administrative expenses	19,120	18,245
Other expense, net	391	276
(Loss) income from operations	(291)	452

Interest expense	243	205
Interest income	(20)	(15)
(Loss) income from continuing operations before income taxes	(514)	262
Income taxes	157	222
Net (loss) income from continuing operations	(671)	40

Gain from disposal of discontinued operations, net of tax	218	—

Net (loss) income	$(453)	$40

Per share data:

Basic (loss) earnings per share:
Continuing operations	$(0.05)	$—
Disposal of discontinued operations	0.01	—
Basic (loss) earnings per share	$(0.04)	$—

Diluted (loss) earnings per share:
Continuing operations	$(0.05)	$—
Disposal of discontinued operations	0.01	—
Diluted (loss) earnings per share	$(0.04)	$—

Cash dividends declared per share:	$0.02	$0.02

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Net (loss) income	$(453)	$40
Other comprehensive (loss) income:
Foreign currency translation adjustment	(859)	(5,059)
Retirement plans related adjustment	118	1,444
Unrealized loss on cash flow hedges	(297)	(156)
Other comprehensive loss before tax	(1,038)	(3,771)
Income tax (benefit) expense	(193)	578
Other comprehensive loss, net of tax	(845)	(4,349)
Total comprehensive loss	$(1,298)	$(4,309)

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)

Operating activities
Net (loss) income	$(453)	$40
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	2,531	1,981
Debt issuance amortization	14	22
Provision for deferred income taxes	205	143
Gain on sale of assets	(42)	(42)
Gain on sale of Forkardt Switzerland	(218)	—
Unrealized intercompany foreign currency transaction gain	(121)	(595)
Changes in operating assets and liabilities:
Accounts receivable	5,468	3,231
Inventories	1,705	(211)
Other assets	(1,389)	(1,467)
Accounts payable	(1,540)	(4,061)
Customer deposits	(1,683)	3,477
Accrued expenses	(5,453)	(9,109)
Accrued postretirement benefits	(22)	(100)
Net cash used in operating activities	(998)	(6,691)

Investing activities
Capital expenditures	(325)	(851)
Proceeds on sale of assets	48	69
Net cash used in investing activities	(277)	(782)

Financing activities
Proceeds from short-term notes payable to bank	4,455	15,449
Repayments of short-term notes payable to bank	(4,455)	(13,687)
Repayments of long-term debt	(5,792)	(1,117)
Dividends paid	(249)	(233)
Net proceeds from sale of common stock	5,202	—
Net cash (used in) provided by financing activities	(839)	412

Effect of exchange rate changes on cash	(110)	(387)
Net decrease in cash	(2,224)	(7,448)

Cash and cash equivalents at beginning of period	34,722	26,855

Cash and cash equivalents at end of period	$32,498	$19,407

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 31, 2014

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “Company,” “we,” “us,” or “our” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The Company operates through two reportable segments, Metalcutting Machine Solutions (“MMS”) and Aftermarket Tooling and Accessories (“ATA”).  The MMS segment includes high precision computer controlled metalcutting turning machines, vertical machining centers, horizontal machining centers, grinding machines, and repair parts related to those machines.  The ATA segment includes products, primarily collets and chucks that are purchased by manufacturers throughout the lives of their machines not limited to Hardinge brand machines.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed.  Actual amounts could differ from these estimates.  All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded.  Due to differing business conditions and some seasonality, operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2014.

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the current presentation.

NOTE 2.  ACQUISITION

Acquisition of Forkardt

On May 9, 2013, Forkardt, Inc. (“Forkardt”, formerly Cherry Acquisition Corporation) and Hardinge Holdings GmbH, direct wholly owned subsidiaries of the Company, and Hardinge GmbH, an indirect wholly owned subsidiary of the Company, acquired the Forkardt operations from Illinois Tool Works for $34.3 million, net of cash acquired. The acquisition of Forkardt strengthens and expands the Company’s leadership position in specialty workholding solutions around the world.  The acquisition, which was funded through $24.3 million in bank debt and $10.0 million in cash, has been included in the ATA business segment.  Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan. Forkardt has operations in the U.S., France and Germany. The results of operations of Forkardt have been included in the consolidated financial statements from the date of acquisition.

At March 31, 2014, the purchase price allocation is preliminary, pending the finalization of the working capital adjustments.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

Disposal of Forkardt, Switzerland operations

On December 31, 2013, the Company divested its Forkardt operations in Switzerland for CHF 5.6 million, net of cash sold ($6.3 million equivalent).  The sale was subject to working capital adjustments.  The Forkardt Swiss business had net assets of $1.2 million as of the sale date.  In March 2014, the Company recognized $0.2 million of additional consideration as a result of final working capital adjustments, which is included in gain from disposal of discontinued operation, net of tax line in the Statement of Operations for the three months ended March 31, 2014.

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the three months ended March 31, 2014 and 2013, as if the Forkardt acquisition and related financing occurred on January 1, 2012:

	Three Months Ended March 31,
	2014	2013
	(in thousands)

Sales	$70,850	$77,478
Net (loss) income from continuing operations	(592)	1,069
Diluted (loss) earnings per share from continuing operations	$(0.05)	$0.09

The above unaudited pro forma financial information is presented for informational purposes only and does not purport to represent what the results of operations would have been had the acquisition been completed on the date assumed, nor is it necessarily indicative of the results that may be expected in future periods. Pro forma adjustments exclude cost savings from any synergies resulting from the acquisition.

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market.  Elements of the cost include materials, labor and overhead.

Net inventories consist of the following:

	March 31,	December 31,
	2014	2013
	(in thousands)
Finished products	$52,180	$53,427
Work-in-process	28,209	28,591
Raw materials and purchased components	31,700	32,046
Inventories, net	$112,089	$114,064

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 4.  FAIR VALUE AND DERIVATIVE INSTRUMENTS

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

The following table presents the carrying amount, fair values and classification of financial instruments measured or disclosed at fair value on a recurring basis:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$32,498	$32,498	$—	$—
Restricted cash	3,939	3,939	—	—
Variable interest rate debt	(20,909)	—	(20,909)	—
Contingent consideration	(7,500)	—	—	(7,500)
Foreign currency forward contracts, net	(524)	—	(524)	—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$34,722	$34,722	$—	$—
Restricted cash	4,124	4,124	—	—
Variable interest rate debt	(26,635)	—	(26,635)	—
Contingent consideration	(7,500)	—	—	(7,500)
Foreign currency forward contracts, net	(587)	—	(587)	—

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets.  Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent consideration represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach.  The fair value of the contingent purchase price payment is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of March 31, 2014 and December 31, 2013, there were no significant transfers in and out of Level 1 and Level 2.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

Derivative Instruments

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be no longer effective. As of March 31, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $28.7 million and $37.0 million, respectively.  The Company expects $0.2 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.  For contracts that are not designated as hedges, the gain and loss on the contract is recognized in current earnings in the “Other expense, net” line item on the Consolidated Statements of Operations.

As of March 31, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $40.1 million and $45.5 million, respectively.  For the three months ended March 31, 2014 and 2013, losses of $0.8 million and $0.7 million, respectively, were recorded related to this type of derivative financial instruments.  For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense, net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts:

	March 31,	December 31,
	2014	2013
	(in thousands)
Foreign currency forwards designated as hedges:
Other current assets	$70	$144
Accrued expenses	(324)	(249)
Foreign currency forwards not designated as hedges:
Other current assets	150	141
Accrued expenses	(420)	(623)
Foreign currency forwards, net	$(524)	$(587)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following(1):

	March 31,	December 31,
	2014	2013
	(in thousands)
Land, buildings and improvements	$88,434	$88,295
Machinery, equipment and fixtures	80,272	80,584
Office furniture, equipment and vehicles	23,788	23,421
Construction in progress	149	217
	192,643	192,517
Accumulated depreciation	(119,678)	(117,861)
Property, plant and equipment, net	$72,965	$74,656

(1) During the quarter ended March 31, 2014, the Company reclassified balances related to cost and accumulated depreciation.  The net property, plant and equipment balance was not impacted by this adjustment.  The December 31, 2013 balances have been reclassified to reflect the proper presentation.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below:

	MMS	ATA	Total
		(in thousands)
Balance at December 31, 2013	$4,848	$5,016	$9,864
Currency Translation Adjustments	—	24	24
Balance at March 31, 2014	$4,848	$5,040	$9,888

The gross carrying value of goodwill at both March 31, 2014 and December 31, 2013 was $37.5 million.  Accumulated impairment losses at both March 31, 2014 and December 31, 2013 were $27.6 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

The major components of intangible assets other than goodwill are as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Gross amortizable intangible assets:
Land rights	$2,790	$2,865
Patents	3,045	3,030
Technical know-how, customer lists, and other	21,392	21,375
Total gross amortizable intangible assets	27,227	27,270

Accumulated amortization:
Land rights	(186)	(177)
Patents	(2,901)	(2,884)
Technical know-how, customer lists, and other	(5,623)	(5,220)
Total accumulated amortization	(8,710)	(8,281)
Amortizable intangible assets, net	18,517	18,989

Indefinite lived intangible assets:
Assets associated with Bridgeport acquisition(1)	7,205	7,354
Usach trade name(2)	1,550	1,550
Forkardt trade name(3)	4,170	4,170
	12,925	13,074
Intangible assets other than goodwill, net	$31,442	$32,063

(1) Represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. The Bridgeport brand name is used on all of the machining center lines. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

(2) Represents the value of the trade name associated with Usach, which the Company acquired in 2012. The Usach trade name is used on all of the grinding machines and grinding systems manufactured by Usach. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

(3) Represents the value of the trade name associated with Forkardt, which the Company acquired in 2013. The Forkardt trade name is used on all of the products manufactured by Forkardt. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

Amortization expense related to these amortizable intangible assets was $0.4 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in accrued expenses, is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance at the beginning of period	$3,476	$3,432
Warranties issued	599	688
Warranty settlement costs	(620)	(622)
Changes in accruals for pre-existing warranties	(179)	(287)
Currency translation adjustments	2	(117)
Balance at the end of period	$3,278	$3,094

NOTE 8.  FINANCING ARRANGEMENTS

See Note 6. “Financing Arrangements” of the 2013 Annual Report on Form 10-K for a description of the financing arrangements in place as of December 31, 2013.

On January 7, 2014, Hardinge Jiaxing amended its secured credit facility with a local bank.  The amendment increased the total availability under the facility from CNY 34.2 million (approximately $5.6 million) to CNY 59.0 million (approximately $9.7 million) or its equivalent in other currencies.  The facility, which expires on December 20, 2014, is available for working capital and letter of credit purposes.  Borrowings for working capital purposes are limited to CNY 39.0 million (approximately $6.4 million).  The facility is secured by real property owned by the subsidiary.  The interest rate on the credit facility, currently at 6.60%, is based on the basic interest rate as published by the People’s Bank of China, plus a 10% mark-up.

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate.  The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were (52.8)% and 84.7% for the three months ended March 31, 2014 and 2013, respectively.

The tax years 2011, 2012 and 2013 remain open to examination by the U.S. federal taxing authorities.  The tax years 2009 through 2013 remain open to examination by various U.S. state taxing authorities.  For other major jurisdictions in which the Company operates (Switzerland, U.K., Taiwan, France, Germany, Netherlands and China); the tax years between 2007 and 2013 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At March 31, 2014, a liability of $2.7 million is recorded with respect to uncertain income tax positions, which included related interest and penalties of $1.0 million.  If recognized, essentially all of the uncertain tax positions and related interest at March 31, 2014 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations.  It is reasonably possible that certain of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations.  The change in uncertain tax positions for these items is estimated to be between $0.3 million and $1.1 million.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 10.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business.  Management believes the outcome of these lawsuits will not have a material effect on the financial position or results of operations.

The Company’s operations are subject to extensive federal, state, local and foreign laws and regulations relating to environmental matters. Certain environmental laws can impose joint and several liabilities for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal.  Hazardous substances and adverse environmental effects have been identified with respect to real property owned by the Company, and on adjacent parcels of real property.

In particular, the Elmira, NY manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency (“EPA”) because of groundwater contamination.  The Kentucky Avenue Wellfield Site (the “Site”) encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, NY.  In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study (“RI/FS”) for the Koppers Pond (the “Pond”) portion of the Site.  The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond.  The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party (“PRP”) at the Site nor had the Company received any requests for information from the EPA concerning the Site.  Environmental sampling on the Company’s property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that the Company’s operations or property have contributed or are contributing to the contamination. All appropriate insurance carriers have been notified, and the Company is actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot now be estimated with any degree of certainty.

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

The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, the draft Feasibility Study was submitted to the EPA.

The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. The Company’s portion of the potential costs are estimated to range from $0.1 million to $0.5 million.  Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.2 million has been recorded for the Company’s share of remediation expenses at the Pond as of March 31, 2014.  This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

Based upon information currently available, except as described in the preceding paragraphs, the Company does not have material liabilities for environmental remediation. Though the foregoing reflects the Company’s current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 11.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as selling, general and administrative expenses in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Restricted stock/unit awards (“RSA”)	$109	$99
Performance share incentives (“PSI”)	—	18
	$109	$117

There were no RSAs granted during the three months ended March 31, 2014, and 2013, respectively.  The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no PSIs granted during the three months ended March 31, 2014 and 2013, respectively.  The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets.  All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of March 31, 2014 and December 31, 2013, are as follows:

	March 31,	December 31,
	2014	2013
Unrecognized compensation cost, in thousands	$1,070	$1,179

Expected weighted-average recognition period for unrecognized compensation cost, in years	2.4	2.6

NOTE 12.  STOCK OFFERING

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

The Agreement will terminate upon the earlier of (i) sale of the Shares under the Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the Agreement as permitted therein. The Agreement may be terminated by the Agent or the Company at any time upon 10 days notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change in the Company.  The Board has authorized this program for a period of one year ending August 8, 2014.

As of March 31, 2014, 980,760 Shares have been sold for aggregated net proceeds of $14.2 million of which 663,276 of the shares sold were issued from treasury.  During the three months ended March 31, 2014, 370,371 shares of common stock have been sold under the “at-the-market” stock offering program for aggregate net proceeds of $5.2 million, of which 75,125 of the shares sold were issued from treasury.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in accumulated other comprehensive income (loss) (“AOCI”) by component for the periods ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31, 2014
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Beginning balance, net of tax	$38,469	$(40,213)	$131	$(1,613)
Other comprehensive (loss) income before reclassifications	(859)	366	(374)	(867)
Less income (loss) reclassified from AOCI	—	248	(77)	171
Net other comprehensive (loss) income	(859)	118	(297)	(1,038)
Income taxes	(153)	(21)	(19)	(193)
Ending balance, net of tax	$37,763	$(40,074)	$(147)	$(2,458)

	Three Months Ended March 31, 2013
	Foreign currency translation adjustment	Retirement plan related adjustment	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
	(in thousands)
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive (loss) income before reclassifications	(5,059)	2,012	(246)	(3,293)
Less income (loss) reclassified from AOCI	—	568	(90)	478
Net other comprehensive (loss) income	(5,059)	1,444	(156)	(3,771)
Income taxes	462	184	(68)	578
Ending balance, net of tax	$31,309	$(61,115)	$(52)	$(29,858)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

Details about reclassification out of AOCI for the three months ended March 31,2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Details of AOCI components	Amount reclassified from AOCI	Amount reclassified from AOCI	Affected line item on the Consolidated Statements of Operations
	(in thousands)

Unrealized gain (loss) on cash flow hedges:
	$29	$(99)	Sales
	(106)	9	Other expense, net
	(77)	(90)	Total before tax
	(2)	18	Tax (expense) benefit
	$(79)	$(72)	Net of tax
Retirement plan related adjustments:
Amortization of prior service credit	$(102)	$(167)	(a)
Amortization of transition asset	(71)	(68)	(a)
Amortization of actuarial loss	421	803	(a)
	248	568	Total before tax
	2	(42)	Tax benefit (expense)
	$250	$526	Net of tax

(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 14. “Pension and Postretirement Plans” for details.

NOTE 14.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension benefit costs for the three months ended March 31, 2014 and 2013 is presented below.

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Service cost	$364	$348	$3	$4
Interest cost	2,120	1,843	22	23
Expected return on plan assets	(2,495)	(2,365)	—	—
Amortization of prior service credit	(102)	(103)	—	(64)
Amortization of transition asset	(71)	(68)	—	—
Amortization of loss (gain)	435	804	(14)	(1)
Net periodic cost (benefit)	$251	$459	$11	$(38)

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 15.  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For diluted (loss) earnings per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock.  The following table presents the basis of the (loss) earnings per share computation:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Numerator for basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(671)	$40
Gain from disposal of discontinued operations, net of tax	218	—
Net (loss) earnings applicable to common shareholders	$(453)	$40

Denominator :
Denominator for basic (loss) earnings per share — weighted average shares	12,499	11,660
Assumed exercise of stock options	—	27
Assumed satisfaction of restricted stock conditions	—	56
Denominator for diluted (loss) earnings per share — adjusted weighted average shares	12,499	11,743

There is no dilutive effect of the restricted stock and stock options for the three months ended March 31, 2014 due to the current year net loss.  There would have been 99,127 shares included in the diluted earnings per share calculation at March 31, 2014 had the impact of including these securities not been anti-dilutive.  Shares of certain stock-based awards totaling 51,073 and 63,613 were excluded from the calculation of diluted (loss) earnings per share for three months ended March 31, 2014 and 2013, respectively, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

NOTE 16. SEGMENT INFORMATION

Segment income is measured for internal reporting purposes by excluding corporate expenses, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows:

	Three Months Ended March 31, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
	(in thousands)
Sales	$54,189	$16,733	$(72)	$70,850
Depreciation & amortization	1,777	639		2,416
Segment (loss) income	(977)	1,808		831
Capital expenditures	258	67		325
Segment assets (1)	242,213	52,692		294,905

	Three Months Ended March 31, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
	(in thousands)
Sales	$60,072	$7,321	$(174)	$67,219
Depreciation & amortization	1,674	183		1,857
Segment income	863	1,117		1,980
Capital expenditures	508	343		851
Segment assets (1)	267,564	17,730		285,294

(1) Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

A reconciliation of segment income to consolidated (loss) income from operations before income taxes, for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Segment income	$831	$1,980
Unallocated corporate expense	(1,122)	(1,024)
Interest expense, net	(223)	(190)
Other unallocated expense	—	(504)
(Loss) income from continuing operations before income taxes	$(514)	$262

HARDINGE INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

A reconciliation of segment assets to consolidated total assets follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Total segment assets	$294,905	$303,208
Unallocated assets	38,649	40,760
Total assets	$333,554	$343,968

Unallocated assets include cash of $32.5 million and $34.7 million at March 31, 2014 and December 31, 2013, respectively.

NOTE 17.  NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the presentation and disclosure of discontinued operations.  This guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been previously reported in financial statements.  Management does not believe that the adoption of this accounting guidance will have a material impact on the financial statements.

NOTE 18.  SUBSEQUENT EVENTS

Subsequent to March 31, 2014, 33,492 shares of the Company’s common stock were sold under the “at-the-market” stock offering program as described in Note 12. “Stock Offering” for aggregate net proceeds of $0.5 million.  As of May 2, 2014, 1,014,252 shares have been sold under this program for aggregate net proceeds of $14.6 million, of which 663,276 of the shares sold were issued from treasury.

Under the terms of our $23.0 million term loan, we are required to make mandatory principal payments associated with the sale of our common stock under our stock offering program equal to 25% of the net proceeds.  Subsequent to March 31, 2014, as a result of sales of our common stock, we made additional principal payments of $0.8 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to attain an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations.  The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2013.

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories.  We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 67% of our 2013 sales were to customers outside of North America, 68% of our 2013 products sold were manufactured outside of North America, and 66% of our employees were employed outside of North America.

Metrics on machine tool market activity monitored by our management include world machine tool shipments, as reported annually by Gardner Publications in the Metalworking Insiders Report, and metal-cutting machine orders, as reported by the Association of Manufacturing Technology, the primary industry group for U.S. machine tool manufacturers. Other closely followed U.S. market indicators are tracked to determine activity levels in U.S. manufacturing plants that are prospective customers for our products. One such measurement is the Purchasing Managers Index, as reported by the Institute for Supply Management. Another measurement is capacity utilization of U.S. manufacturing plants, as reported by the Federal Reserve Board. Similar information regarding machine tool shipments and economic indicators in foreign countries is published by trade associations, government agencies, and economic services in those countries.

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 38% of overall sales in the first quarter of 2014 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

We are exposed to financial market risk resulting from changes in interest and foreign currency rates. Global economic conditions and related disruptions within the financial markets have also increased our exposure to the possible liquidity and credit risks of our counterparties. We believe we have sufficient liquidity to fund our foreseeable business needs, including cash and cash equivalents, cash flows from operations, our bank financing arrangements, and equity financing arrangements.

We monitor the third-party depository institutions that hold our cash and cash equivalents. Our emphasis is primarily on safety of principal. Our cash and cash equivalents are diversified among counterparties to minimize exposure to any one of these entities.

We are subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and non-performance has been considered in the fair value measurements of our foreign currency forward exchange contracts.

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

The fluctuations of the foreign currency exchange rates during the three months ended March 31, 2014 resulted in favorable currency translation impact of approximately $0.7 million on sales as compared to the same period in 2013.

Results of Operations

Summarized selected financial data for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Amount (in thousands)	% of Sales	Amount (in thousands)	% of Sales	$ Change (in thousands)	% Change
Sales	$70,850		$67,219		$3,631	5%
Gross profit	19,220	27.1%	18,973	28.2%	247	1%
Selling, general and administrative expenses	19,120	27.0%	18,245	27.1%	875	5%
Other expense, net	391		276		115	42%
(Loss) income from operations	(291)	(0.4)%	452	0.7%	(743)	(164)%
Interest expense, net	223		190		33	17%
(Loss) income from continuing operations before income taxes	(514)		262		(776)	(296)%
Income taxes	157		222		(65)	(29)%
Net (loss) income from continuing operations	(671)	(0.9)%	40	0.1%	(711)	NM
Gain from disposal of discontinued operations, net of tax	218		—		218	NM
Net (loss) income	$(453)	(0.6)%	$40	0.1%	$(493)	NM

NM — Not Meaningful

Sales.  The table below summarizes sales by each corresponding geographical region for the three months ended March 31, 2014 compared to the same period in 2013:

	For the Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Sales to customers in:
North America	$23,203	$24,848	$(1,645)	(7)%
Europe	25,305	20,996	4,309	21%
Asia	22,342	21,375	967	5%
Total	$70,850	$67,219	$3,631	5%

Sales were $70.9 million and $67.2 million, respectively, during the three months ended March 31, 2014 and 2013.  When compared to the same period in 2013, sales increased by $3.6 million, or 5%.  The acquisition of Forkardt contributed $8.9 million in incremental sales during the three months ended March 31, 2014.  Currency exchange rates fluctuations had a favorable impact of approximately $0.7 million during the three months ended March 31, 2014, when compared to the same period in 2013.  Excluding sales from Forkardt, and the impact of currency exchange rate fluctuations, sales decreased by $6.0 million during the three months ended March 31, 2014, which was primarily the result of lower machine sales in North America.

North America sales were $23.2 million and $24.8 million, respectively, during the three months ended March 31, 2014 and 2013. North America sales decreased by $1.6 million, or 7% when compared to the same period in 2013. The acquisition of Forkardt contributed $4.2 million in incremental sales during the three months ended March 31, 2014.  Excluding sales from Forkardt, North America sales decreased by $5.8 million during the three months ended March 31, 2014.  This was primarily correlated with the aforementioned lower machine sales during the period.

Europe sales were $25.3 million and $21.0 million, respectively, during the three months ended March 31, 2014 and 2013.  Europe sales increased by $4.3 million, or 21% when compared to the same period in 2013. The acquisition of Forkardt contributed $4.4 million in incremental sales during the three months ended March 31, 2014. Currency exchange rate fluctuations had a favorable impact of approximately $0.8 million on sales during the three months ended March 31, 2014, when compared to the same period in 2013.  Excluding sales from Forkardt and the impact of currency exchange rate fluctuations, Europe sales were lower by $0.9 million for the three months ended March 31, 2014 as compared to the prior year comparable period.

Asia sales were $22.3 million and $21.4 million, respectively, during the three months ended March 31, 2014 and 2013.  Asia sales increased by $1.0 million, or 5%, for the three months ended March 31, 2014, when compared to the same period in 2013. The acquisition of Forkardt contributed $0.4 million in incremental sales during the three months ended March 31, 2014.

Currency exchange rates fluctuations did not have a significant impact when compared to the same period in 2013.  Excluding sales from Forkardt, Asia sales increased by $0.6 million during the three months ended March 31, 2014 as compared to the prior year period.  Although machine tool industry data from Asia has been weak, Hardinge has been able to maintain sales volume levels in the customer segments that it serves.

Sales of machines accounted for approximately 62% of the consolidated sales for the three months ended March 31, 2014, compared to 72% for the same period in 2013. Sales of non-machine products and services, primarily chucks, accessories, repair parts, and service revenue, accounted for 38% of the consolidated sales for the three months ended March 31, 2014, compared to 28% for the same period in 2013.  The increase in the portion of non-machine sales over total sales during the three months ended March 31, 2014 when compared to the same period in 2013 was driven by sales activity from the Forkardt business.

Gross Profit.  Gross profit was $19.2 million, or 27.1% of sales for the three months ended March 31, 2014, compared to $19.0 million, or 28.2% of sales for the same period in 2013. The decrease in gross margin was mainly attributable to lower production levels in the Company’s grinding facilities, which resulted in lower factory absorption.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $19.1 million, or 27.0% of net sales for the three months ended March 31, 2014, an increase of $0.9 million or 4.8%, compared to $18.2 million, or 27.1% of net sales for the three months ended March 31, 2013.  SG&A expenses for the three months ended March 31, 2014 included $2.0 million of incremental SG&A expense from our Forkardt acquisition, and $0.4 million due to unfavorable changes in currency exchange rates.  Excluding the impact of the Forkardt acquisition and foreign currency impact, SG&A decreased by $1.5 million compared to the same period in 2013, primarily as a result of headcount reductions.

(Loss) Income from Operations.  As a result of the foregoing, loss from operations was $0.3 million for the three months ended March 31, 2014 compared to income from operations of $0.5 million for the same period in 2013.

Income Taxes.  The provision for income taxes was $0.2 million for both the three months ended March 31, 2014 and 2013, respectively.  The effective tax rates were (52.8)% and 84.7% for the three months ended March 31, 2014 and 2013, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Each quarter, an estimate of the full year tax rate for jurisdictions not subject to a full valuation allowance is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate.

We continue to maintain a valuation allowance on all or a portion of the tax benefits of our U.S., Canada, U.K., Germany, and the Netherlands net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability in the U.S. is sustained.

Net (Loss) Income.  As a result of the foregoing, net loss for the three months ended March 31, 2014 was $0.5 million, or 0.6% of net sales, compared to net income of $0.0 million, or 0.1% of net sales, for the same period in 2013. Basic (loss) earnings per share for the three months ended March 31, 2014 and 2013 were $(0.04) and $0.00, respectively. Diluted (loss) earnings per share for the three months ended March 31, 2014 and 2013 were $(0.04) and $0.00, respectively.

Business Segment Information — Comparison of the three months ended March 31, 2014 and 2013

In 2013, the Company changed its reportable business segment from one reportable segment to two reportable segments, Metalcutting Machine Solutions (“MMS”) and Aftermarket Tooling and Accessories (“ATA”).  The Company has recast its disclosures for all periods presented to conform to this segment presentation.

Metalcutting Machine Solutions Segment

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Sales	$54,189	$60,072	$(5,883)	(10)%
Segment (loss) income	(977)	863	(1,840)	(213)%

MMS sales declined by $5.9 million, or 10% in the three months ended 2014 when compared with the same period in 2013. The primary driver was lower levels of machine order backlog entering into 2014, driven by softer demand for machine tool consumption in North America.

Segment loss in 2014 was $1.0 million, or $1.8 million below 2013 performance. The primary factor in reduced profitability was lower machine sales, which resulted in under absorption of factory costs due to lower utilization of our factories.

Aftermarket Tooling and Accessories Segment (ATA)

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Sales	$16,733	$7,321	$9,412	129%
Segment income	1,808	1,117	691	62%

ATA sales were $16.7 million, an increase of $9.4 million when compared to 2013.  Virtually all of the additional sales were generated from the newly acquired Forkardt business in May of 2013.

Segment income in 2014 was $1.8 million, a 62% increase over prior year. The additional income was driven by the Forkardt sales volume, and offset in part by unfavorable product mix and productivity investments in the U.S., which resulted in lower profitability.

Segment Summary For the Three Months Ended March 31, 2014

	MMS	ATA	Inter-Segment Eliminations	Total
	(in thousands)
Sales	$54,189	$16,733	$(72)	$70,850
Segment (loss) income	(977)	1,808		831
Unallocated corporate expense				(1,122)
Interest expense, net				(223)
Loss from continuing operations, before income taxes				$(514)

Segment Summary For the Three Months Ended March 31, 2013

	MMS	ATA	Inter-Segment Eliminations	Total
	(in thousands)
Sales	$60,072	$7,321	$(174)	$67,219
Segment income	863	1,117		1,980
Unallocated corporate expense				(1,024)
Interest expense, net				(190)
Other expense, net				(504)
Income from continuing operations, before income taxes				$262

Summary of Cash Flows for the three months ended March 31, 2014 and 2013:

During the three months ended March 31, 2014, we utilized $1.0 million net cash from operating activities. The net cash used was driven by a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan, a decrease in customer deposits due to timing of shipments and new orders received, a decrease in accounts payable due to timing of purchases and payment activity, and an increase in other assets mainly as a result of the timing of prepayments made to vendors. The cash outflow was partially offset by a decrease in customer receivables due to the timing of sales and collection activity, depreciation and amortization for the period, and a decrease in inventories based on production and sales activities.

During the three months ended March 31, 2013, we used $6.7 million net cash in operating activities. The net cash used was driven by a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan, a decrease in accounts payable due to timing of purchases and payment activity, and an increase in other assets mainly as a result of the timing of prepayments made to vendors. The cash outflow was offset in part an increase in customer deposits due to the timing of order and shipping activity, a decrease in customer receivables due to the timing of sales and collection activity, and depreciation and amortization for the period.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2014 and $0.8 million for the same period in 2013. The primary use of cash was for capital expenditures in each respective period, made during the ordinary course of business.

Net cash flow used by financing activities was $0.8 million for the three months ended March 31, 2014 versus $0.4 million net cash provided by financing activities for the same period in 2013. Cash used by financing activities for the three months ended March 31, 2014 was primarily driven by $5.8 million of payments on long-term debt due to the mandatory principal payments in connection with the at-the-market stock offering program, pay down of debt as a result of the sale of the Forkardt Switzerland operations, combined with normal scheduled payment activity, offset in part by $5.2 million of proceeds from sale of common stock in connection with the at-the-market stock offering sales agreement entered into on August 9, 2013. During the three months ended March 31, 2013, the cash provided by financing activities was driven by $1.8 million net proceeds from notes payable to bank, partially offset by $1.1 million of payments on long-term debt.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $77.7 million at March 31, 2014 and $76.6 million at December 31, 2013, of which $58.7 million and $58.0 million, respectively, can be borrowed for working capital needs. As of March 31, 2014 and December 31, 2013, $71.9 million and $70.0 million was available for borrowing under these arrangements, of which $57.7 million and $56.8 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $20.9 million and $26.6 million at March 31, 2014 and December 31, 2013, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default.  As of March 31, 2014, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions.  We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs.  During the three months ended March 31, 2014, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives.  As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

On August 9, 2013, the Company entered into a sales agreement with an independent sales agent, under which we may sell shares of our common stock with an aggregate price of up to $25.0 million in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. As of May 2, 2014 we have sold 1,014,252 shares of our common stock for an aggregated net proceeds of $14.6 million.

On one of our term loans, we are required to make mandatory principal payments equal to 25% of the net proceeds from the sale of our common stock.  As a result of sales of the Company’s common stock subsequent to March 31, 2014, we are required to make additional principal payments of $0.8 million associated with net proceeds from the sale of common stock.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes to our market risk exposures during the first three months of 2014.  For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2013 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2014, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, due to a material weakness in the Company’s internal control over financial reporting related to the computation of the Company’s gain from the sale of the Forkardt Swiss operations in December 2013.  Specifically, management review over complex, non-routine transactions that could have a significant impact on financial reporting was not operating effectively as of December 31, 2013.  During the quarter ended March 31, 2014, the Company implemented new controls and procedures to address the material weakness identified as of December 31, 2013, including engaging third-party specialists to provide additional review when significant non-routine transactions of a complex nature occur.  As of March 31, 2014 the Company has not entered into any significant complex non-routine transactions.  Accordingly, we were not able to test the newly implemented controls for effectiveness, and as a result, based on our current evaluation, we are unable to conclude that the disclosure controls and procedures have been remediated as of March 31, 2014.

Except as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS.

None

ITEM 1.A                                       RISK FACTORS.

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.                                                DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4.                                                MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5.                                                OTHER INFORMATION.

On May 6, 2014, the Company’s Board of Directors amended Article Ill, Section 3 of the Company’s By-Laws to change the number of Directors constituting the entire Board of Directors from eight to seven.

This summary is qualified in its entirety by the full text of the By-Laws, as amended, a copy of which is being filed as Exhibit 3.3 hereto and incorporated herein by reference.

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

3.3	By-Laws of Hardinge Inc. (incorporated herein at Exhibit 3.3).

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

Hardinge Inc.

May 8, 2014	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)