Form 10-Q
period 2014-06-30
HARDINGE INC
filed 2014-08-07
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒No

As of August 1, 2014 there were 12,825,468 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$22,290	$34,722
Restricted cash	3,469	4,124
Accounts receivable, net	55,301	57,137
Inventories, net	119,330	114,064
Other current assets	11,731	11,563
Total current assets	212,121	221,610

Property, plant and equipment, net	71,898	74,656
Goodwill	11,624	10,002
Other intangible assets, net	32,425	32,063
Other non-current assets	6,543	5,852
Total non-current assets	122,490	122,573
Total assets	$334,611	$344,183

Liabilities and shareholders’ equity
Accounts payable	$27,968	$24,418
Accrued expenses	23,050	26,346
Customer deposits	12,287	15,166
Accrued income taxes	180	830
Deferred income taxes	2,650	2,569
Contingent consideration	1,500	7,500
Current portion of long-term debt	3,468	7,850
Total current liabilities	71,103	84,679

Long-term debt	15,636	18,785
Pension and postretirement liabilities	27,778	28,188
Deferred income taxes	5,063	4,968
Other liabilities	3,913	3,775
Total non-current liabilities	52,390	55,716
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; 12,825,468 issued and outstanding as of June 30, 2014, and 12,472,992 issued and outstanding as of December 31, 2013)	128	125
Additional paid-in capital	120,381	114,951
Retained earnings	91,325	90,937
Treasury shares (at cost, none as of June 30, 2014, and 75,125 as of December 31, 2013)	—	(806)
Accumulated other comprehensive loss	(716)	(1,419)
Total shareholders’ equity	211,118	203,788
Total liabilities and shareholders’ equity	$334,611	$344,183

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sales	$78,851	$79,355	$149,701	$146,574
Cost of sales	56,890	56,588	108,520	104,834
Gross profit	21,961	22,767	41,181	41,740

Selling, general and administrative expenses	20,133	19,963	39,253	38,208
Other expense, net	192	139	583	415
Income from operations	1,636	2,665	1,345	3,117

Interest expense	155	311	398	516
Interest income	(12)	(14)	(32)	(29)
Income from continuing operations before income taxes	1,493	2,368	979	2,630
Income taxes	144	312	301	534
Net income from continuing operations	1,349	2,056	678	2,096

Gain from disposal of discontinued operation and income from discontinued operations, net of tax	—	209	218	209

Net income	$1,349	$2,265	$896	$2,305

Per share data:

Basic earnings per share:
Continuing operations	$0.11	$0.18	$0.05	$0.18
Discontinued operations	—	0.01	0.02	0.02
Basic earnings per share	$0.11	$0.19	$0.07	$0.20

Diluted earnings per share:
Continuing operations	$0.11	$0.18	$0.05	$0.18
Discontinued operations	—	0.01	0.02	0.02
Diluted earnings per share	$0.11	$0.19	$0.07	$0.20

Cash dividends declared per share:	$0.02	$0.02	$0.04	$0.04

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$1,349	$2,265	$896	$2,305
Other comprehensive income (loss):
Foreign currency translation adjustments	1,242	215	383	(4,844)
Retirement plans related adjustments	116	484	234	1,928
Unrealized gain (loss) on cash flow hedges	206	58	(91)	(98)
Other comprehensive income (loss) before tax	1,564	757	526	(3,014)
Income tax expense (benefit)	16	(244)	(177)	334
Other comprehensive income (loss), net of tax	1,548	1,001	703	(3,348)
Total comprehensive income (loss)	$2,897	$3,266	$1,599	$(1,043)

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Operating activities
Net income	$896	$2,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,049	4,350
Debt issuance costs amortization	23	34
Provision for deferred income taxes	207	(20)
Gain on sale of assets	(92)	(11)
Gain on sale of Forkardt Switzerland	(218)	—
Unrealized intercompany foreign currency transaction loss	318	67
Changes in operating assets and liabilities, net of business acquired:
Accounts receivable	1,945	1,263
Inventories	(4,672)	311
Other assets	728	(49)
Accounts payable	3,548	(1,174)
Customer deposits	(2,853)	3,901
Accrued expenses	(4,619)	(8,771)
Accrued pension and postretirement liabilities	93	(197)
Net cash provided by operating activities	353	2,009

Investing activities
Acquisition of business, net of cash acquired	(3,533)	(34,250)
Capital expenditures	(1,124)	(1,627)
Proceeds from disposal of business	218	—
Proceeds on sales of assets	122	102
Net cash used in investing activities	(4,317)	(35,775)

Financing activities
Payment of contingent consideration	(6,000)	—
Proceeds from short-term notes payable to bank	6,204	32,458
Repayments of short-term notes payable to bank	(6,204)	(26,674)
Proceeds from long-term debt	—	23,000
Repayments of long-term debt	(7,585)	(1,432)
Dividends paid	(503)	(467)
Net proceeds from sale of common stock	5,678	—
Other financing activities	—	(667)
Net cash (used in) provided by financing activities	(8,410)	26,218

Effect of exchange rate changes on cash	(58)	(591)
Net decrease in cash	(12,432)	(8,139)

Cash and cash equivalents at beginning of period	34,722	26,855

Cash and cash equivalents at end of period	$22,290	$18,716

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” or “the Company,” mean Hardinge Inc. and its predecessors together with its subsidiaries.

The Company operates through two reportable segments, Metalcutting Machine Solutions (“MMS”) and Aftermarket Tooling and Accessories (“ATA”). The MMS segment includes high precision computer controlled metalcutting turning machines, vertical machining centers, horizontal machining centers, grinding machines, and repair parts related to those machines. The ATA segment includes products, primarily collets and chucks that are purchased by manufacturers throughout the lives of their Hardinge or other branded machines.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2014.

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the current presentation.

During the quarter ended June 30, 2014, the Company voluntarily changed the date of the annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete the annual goodwill and indefinite-lived intangible asset impairment testing in advance of year-end reporting. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as doing so would require the use of significant estimates and assumptions that include hindsight. Accordingly, the change will be applied prospectively.

NOTE 2.  ACQUISITION

Acquisition of Forkardt

On May 9, 2013, Forkardt, Inc. (“Forkardt”, formerly Cherry Acquisition Corporation) and Hardinge Holdings GmbH, direct wholly owned subsidiaries of the Company, and Hardinge GmbH, an indirect wholly owned subsidiary of the Company, acquired the Forkardt operations from Illinois Tool Works for $34.3 million, net of cash acquired. The acquisition of Forkardt strengthens and expands the Company’s leadership position in specialty workholding solutions around the world. The acquisition, which was funded through $24.3 million in bank debt and $10.0 million in cash, has been included in the ATA business segment. Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan. Forkardt has operations in the U.S., France, Germany, and India. The results of operations of Forkardt have been included in the consolidated financial statements from the date of acquisition.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

All purchase accounting adjustments were finalized in the current quarter. The final allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

May 9, 2013
Assets Acquired
Accounts receivable	$5,521
Inventories	5,357
Other current assets	1,257
Property, plant and equipment	6,271
Other non-current assets	105
Trade name, customer list, and other intangible assets	14,614
Total assets acquired	33,125
Liabilities assumed
Accounts payable and other current liabilities	3,413
Other non-current liabilities	1,278
Net assets acquired	28,434
Total purchase price	34,250
Goodwill	$5,816

On April 2, 2014, the Company acquired the Forkardt India operations, which had an immaterial impact to the consolidated financial statements.

Disposal of Forkardt, Switzerland operations

On December 31, 2013, the Company divested its Forkardt operations in Switzerland for CHF 5.6 million, net of cash sold ($6.3 million equivalent). The sale was subject to working capital adjustments. The Forkardt Swiss business had net assets of $1.2 million as of the sale date. In March 2014, the Company recognized $0.2 million of additional consideration as a result of final working capital adjustments, which is included in gain from disposal of discontinued operation and income from discontinued operation, net of tax line in the Statement of Operations for the six months ended June 30, 2014.

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the three and six months ended June 30, 2014 and 2013, as if the Forkardt acquisition and related financing occurred on January 1, 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	$78,851	$82,556	$149,701	$160,034
Net income from continuing operations	1,415	2,687	823	3,756
Diluted earnings per share from continuing operations	$0.11	$0.23	$0.06	$0.32

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and purchased components	$32,993	$32,046
Work-in-process	30,595	28,591
Finished products	55,742	53,427
Inventories, net	$119,330	$114,064

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	June 30, 2014		December 31, 2013		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$22,290	$22,290	$34,722	$34,722	Level 1
Restricted cash	3,469	3,469	4,124	4,124	Level 1
Foreign currency forward contracts	306	306	285	285	Level 2
Liabilities:
Variable interest rate debt	19,104	19,104	26,635	26,635	Level 2
Contingent consideration	1,500	1,500	7,500	7,500	Level 3
Foreign currency forward contracts	378	378	872	872	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent consideration represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach. The fair value of the contingent purchase price liability is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of June 30, 2014 and December 31, 2013, there were no significant transfers in and/or out of Level 1 and Level 2.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

The following table presents a reconciliation of the changes during the period ended June 30, 2014 for items categorized within level 3 of the fair value hierarchy:

Contingent Consideration
Balance at December 31, 2013	$7,500
Current period settlement (payment)	(6,000)
Balance at June 30, 2014	$1,500

 Derivative Instruments

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be no longer effective. As of June 30, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $24.1 million and $37.0 million, respectively. The Company expects less than $0.1 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of June 30, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $43.5 million and $45.5 million, respectively. For the three months ended June 30, 2014 and 2013, gains of $0.3 million and losses of $0.7 million, respectively, were recorded related to this type of derivative financial instruments. For the six months ended June 30, 2014 and 2013, losses of $0.5 million and $1.3 million, respectively, were recorded related to this type of derivative financial instruments. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense, net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	June 30, 2014	December 31, 2013
Foreign currency forwards designated as hedges:
Other current assets	$103	$144
Accrued expenses	(78)	(249)
Foreign currency forwards not designated as hedges:
Other current assets	203	141
Accrued expenses	(300)	(623)
Foreign currency forwards, net	$(72)	$(587)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following(1) (in thousands):

	June 30, 2014	December 31, 2013
Land, buildings and improvements	$88,461	$88,295
Machinery, equipment and fixtures	80,268	80,584
Office furniture, equipment and vehicles	22,827	23,421
Construction in progress	112	217
	191,668	192,517
Accumulated depreciation	(119,770)	(117,861)
Property, plant and equipment, net	$71,898	$74,656
____________________

(1)
During the six months ended June 30, 2014, the Company reclassified balances related to cost and accumulated depreciation. The net property, plant and equipment balance was not impacted by this adjustment. The December 31, 2013 balances have been reclassified to reflect the proper presentation.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Balance at December 31, 2013(1)	$4,848	$5,154	$10,002
Acquisition of Forkardt India	—	1,626	1,626
Currency translation adjustments	—	(4)	(4)
Balance at June 30, 2014	$4,848	$6,776	$11,624
____________________

(1)
In accordance with business combination guidance, changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include measurement period adjustments recorded in the six months ended June 30, 2014 to primarily revise the fair value of other current assets, accrued expenses and AOCI. The December 31, 2013 balances included in the consolidated balance sheets have been revised to include the effect of the measurement period adjustments.

The gross carrying value of goodwill at June 30, 2014 and December 31, 2013 was $39.2 million and $37.6 million respectively. Accumulated impairment losses at both June 30, 2014 and December 31, 2013 were $27.6 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

The major components of intangible assets other than goodwill are as follows (in thousands):

	June 30, 2014	December 31, 2013
Gross amortizable intangible assets:
Land rights	$2,797	$2,865
Patents	3,052	3,030
Technical know-how, customer lists, and other	22,661	21,375
Total gross amortizable intangible assets	28,510	27,270

Accumulated amortization:
Land rights	(200)	(177)
Patents	(2,918)	(2,884)
Technical know-how, customer lists, and other	(6,058)	(5,220)
Total accumulated amortization	(9,176)	(8,281)
Amortizable intangible assets, net	19,334	18,989

Indefinite lived intangible assets:
Assets associated with Bridgeport acquisition(1)	7,371	7,354
Usach trade name(2)	1,550	1,550
Forkardt trade name(3)	4,170	4,170
	13,091	13,074
Intangible assets other than goodwill, net	$32,425	$32,063
____________________

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

Amortization expense related to these amortizable intangible assets was $0.5 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and $0.9 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in accrued expenses, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at the beginning of period	$3,403	$3,094	$3,601	$3,432
Warranties issued	613	707	1,212	1,395
Warranty settlement costs	(512)	(706)	(1,132)	(1,328)
Changes in accruals for pre-existing warranties	(105)	(183)	(284)	(470)
Other adjustments(1)	—	331	—	331
Currency translation adjustments	10	6	12	(111)
Balance at the end of period	$3,409	$3,249	$3,409	$3,249
____________________

(1)	Represents the warranty liabilities assumed in connection with the Forkardt acquisition. Refer to Note 2. "Acquisition" for details.

NOTE 8.  FINANCING ARRANGEMENTS

See Note 6. “Financing Arrangements” of the 2013 Annual Report on Form 10-K for a description of the financing arrangements in place as of December 31, 2013.

In January 2014, Hardinge Jiaxing amended its secured credit facility with a local bank. The amendment increased the total availability under the facility from CNY 34.2 million (approximately $5.5 million) to CNY 59.0 million (approximately $9.5 million) or its equivalent in other currencies. The facility, which expires on December 20, 2014, is available for working capital and letter of credit purposes. Borrowings for working capital purposes are limited to CNY 39.0 million (approximately $6.3 million). The facility is secured by real property owned by the subsidiary. The interest rate on the credit facility, currently at 6.60%, is based on the basic interest rate as published by the People’s Bank of China, plus a 10% mark-up.

In June 2014, Hardinge Machine Tools B.V., Taiwan Branch, a wholly-owned subsidiary in Taiwan, renewed its unsecured credit facility, which will expire in June 2015 under the renewal. This facility provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.5% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. There was no principal amount outstanding under this facility at June 30, 2014.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were tax expense of 9.6% and 30.7% for the three and six months ended June 30, 2014, respectively.

The tax years 2011, 2012 and 2013 remain open to examination by the U.S. federal taxing authorities. The tax years 2009 through 2013 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands and China); the tax years between 2007 and 2013 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At June 30, 2014, a liability of $2.8 million is recorded with respect to uncertain income tax positions, which includes related interest and penalties of $1.0 million. If recognized, essentially all of the uncertain tax positions and related interest at June 30, 2014 would be recorded as a benefit to income tax expense on the Consolidated Statement of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these items is estimated to be between $0.3 million and $1.1 million.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

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

The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. The Company’s portion of the potential costs are estimated to range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.2 million has been recorded for the Company’s share of remediation expenses at the Pond as of June 30, 2014. This reserve is reported as an accrued expense on the Consolidated Balance Sheets.

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

NOTE 11.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as selling, general and administrative expenses in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restricted stock/unit awards (“RSA”)	$109	$92	$218	$191
Performance share incentives (“PSI”)	—	43	—	61
	$109	$135	$218	$252

There were no RSAs granted during the six months ended June 30, 2014, and 2013, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no PSIs granted during the six months ended June 30, 2014 and 2013, respectively. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of June 30, 2014 and December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
Unrecognized compensation cost (in thousands)	$961	$1,179

Expected weighted-average recognition period for unrecognized compensation cost (in years)	2.1	2.6

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

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

As of June 30, 2014, 1,014,252 Shares have been sold for aggregated net proceeds of $14.6 million, of which 663,276 of the shares sold were issued from treasury. During the three months ended June 30, 2014, 33,492 Shares of common stock have been sold under the “at-the-market” stock offering program for aggregate net proceeds of $0.4 million, none of which were issued from treasury. During the six months ended June 30, 2014, 403,863 Shares of common stock have been sold under the “at-the-market” stock offering program for aggregate net proceeds of $5.7 million, of which 52,887 of the shares sold were issued from treasury.

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in AOCI by component for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$37,957	$(40,074)	$(147)	$(2,264)
Other comprehensive income before reclassifications	1,242	365	261	1,868
Less income reclassified from AOCI	—	249	55	304
Net other comprehensive income	1,242	116	206	1,564
Income taxes	(17)	(1)	34	16
Ending balance, net of tax	$39,216	$(39,957)	$25	$(716)

	Three Months Ended June 30, 2013
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$31,309	$(61,115)	$(52)	$(29,858)
Other comprehensive income before reclassifications	215	1,048	138	1,401
Less income reclassified from AOCI	—	564	80	644
Net other comprehensive income	215	484	58	757
Income taxes	(322)	26	52	(244)
Ending balance, net of tax	$31,846	$(60,657)	$(46)	$(28,857)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

	Six Months Ended June 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive income (loss) before reclassifications	383	731	(113)	1,001
Less income (loss) reclassified from AOCI	—	497	(22)	475
Net other comprehensive income (loss)	383	234	(91)	526
Income taxes	(170)	(22)	15	(177)
Ending balance, net of tax	$39,216	$(39,957)	$25	$(716)

	Six Months Ended June 30, 2013
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive (loss) income before reclassifications	(4,844)	3,060	(108)	(1,892)
Less income (loss) reclassified from AOCI	—	1,132	(10)	1,122
Net other comprehensive (loss) income	(4,844)	1,928	(98)	(3,014)
Income taxes	140	210	(16)	334
Ending balance, net of tax	$31,846	$(60,657)	$(46)	$(28,857)

Details about reclassification out of AOCI for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2014	2013	2014	2013
Unrealized gain (loss) on cash flow hedges:
	$52	$55	$81	$(44)	Sales
	3	25	(103)	34	Other expense, net
	55	80	(22)	(10)	Total before tax
	15	(13)	13	5	Tax (expense) benefit
	$70	$67	$(9)	$(5)	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$(102)	$(165)	$(204)	$(332)	(a)
Amortization of transition asset	(71)	(67)	(142)	(135)	(a)
Amortization of actuarial loss	422	796	843	1,599	(a)
	249	564	497	1,132	Total before tax
	2	(42)	4	(85)	Tax benefit (expense)
	$251	$522	$501	$1,047	Net of tax

____________________
(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 14. "Pension and Postretirement Plans" for details.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

NOTE 14.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension benefit costs for the three and six months ended June 30, 2014 and 2013 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Service cost	$362	$342	$3	$4
Interest cost	2,124	1,835	22	23
Expected return on plan assets	(2,501)	(2,352)	—	—
Amortization of prior service credit	(102)	(101)	—	(64)
Amortization of transition asset	(71)	(67)	—	—
Amortization of actuarial loss (gain)	436	797	(14)	(1)
Net periodic cost (benefit)	$248	$454	$11	$(38)

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$726	$690	$6	$8
Interest cost	4,244	3,678	44	46
Expected return on plan assets	(4,996)	(4,717)	—	—
Amortization of prior service credit	(204)	(204)	—	(128)
Amortization of transition asset	(142)	(135)	—	—
Amortization of loss (gain)	871	1,601	(28)	(2)
Net periodic cost (benefit)	$499	$913	$22	$(76)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

NOTE 15.  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$1,349	$2,056	$678	$2,096
Gain from disposal of discontinued operation and income from discontinued operations, net of tax	—	209	218	209
Net earnings applicable to common shareholders	$1,349	$2,265	$896	$2,305

Denominator:
Denominator for basic earnings per share — weighted average shares	12,715	11,663	12,607	11,662
Assumed exercise of stock options	24	27	24	27
Assumed satisfaction of restricted stock conditions	81	64	78	60
Denominator for diluted earnings per share — adjusted weighted average shares	12,820	11,754	12,709	11,749

Shares of certain stock-based awards totaling 45,033 and 49,166 were excluded from the calculation of diluted earnings per share for three months ended June 30, 2014 and 2013, respectively, as they were anti-dilutive. For the six months ended June 30, 2014 and 2013, there were 48,053 shares and 56,390 shares, respectively, of certain stock-based compensation awards excluded from the calculation of diluted earnings per share, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

NOTE 16. SEGMENT INFORMATION

Segment income is measured for internal reporting purposes by excluding corporate expenses, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows (in thousands):

	Three Months Ended June 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$61,435	$17,495	$(79)	$78,851
Depreciation and amortization	1,756	647		2,403
Segment income	964	1,926		2,890
Capital expenditures	421	378		799

	Three Months Ended June 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$66,817	$12,665	$(127)	$79,355
Depreciation and amortization	1,686	540		2,226
Segment income	3,213	1,783		4,996
Capital expenditures	628	148		776

	Six Months Ended June 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$115,624	$34,228	$(151)	$149,701
Depreciation and amortization	3,534	1,287		4,821
Segment (loss) income	(13)	3,734		3,721
Capital expenditures	679	445		1,124
Segment assets(1)	250,002	57,333		307,335

	Six Months Ended June 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$126,890	$19,986	$(302)	$146,574
Depreciation and amortization	3,360	723		4,083
Segment income	4,075	2,900		6,975
Capital expenditures	1,136	491		1,627
Segment assets(1)	264,704	58,086		322,790
____________________

(1)
Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2014

A reconciliation of segment income to consolidated income from operations before income taxes for the three and six months ended June 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Segment income	$2,890	$4,996	$3,721	$6,975
Unallocated corporate expense	(1,170)	(492)	(2,292)	(1,516)
Interest expense, net	(143)	(297)	(366)	(487)
Other unallocated expense	(84)	(1,839)	(84)	(2,342)
Income from continuing operations before income taxes	$1,493	$2,368	$979	$2,630

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	June 30, 2014	December 31, 2013
Total segment assets	$307,335	$303,423
Unallocated assets	27,276	40,760
Total assets	$334,611	$344,183

Unallocated assets include cash of $22.3 million and $34.7 million at June 30, 2014 and December 31, 2013, respectively.

NOTE 17.  NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for revenue recognition. The objective of this guidance is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this guidance. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the financial statements, nor decided upon the method of adoption.

In April 2014, FASB issued authoritative guidance on the presentation and disclosure of discontinued operations. This guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been previously reported in financial statements. Management does not believe that the adoption of this accounting guidance will have a material impact on the financial statements.

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

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, Switzerland, Taiwan, the United States (“U.S.”), the United Kingdom (“U.K.”), and India, with sales to most industrialized countries. Approximately 67% of our 2013 sales were to customers outside of North America, 68% of our 2013 products sold were manufactured outside of North America, and 66% of our employees were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 36% of overall sales through the second quarter of 2014 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

The fluctuations of the foreign currency exchange rates during the three and six months ended June 30, 2014 resulted in favorable currency translation impact of approximately $0.3 million and $1.1 million, respectively, on sales as compared to the same periods in 2013.

Results of Operations

Summarized selected financial data for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales	$78,851	$79,355	$(504)	(1)%	$149,701	$146,574	$3,127	2%
Gross profit	21,961	22,767	(806)	(4)%	41,181	41,740	(559)	(1)%
% of sales	27.9%	28.7%	(0.8)	pts.	27.5%	28.5%	(1.0)	pts.
Selling, general and administrative expenses	20,133	19,963	170	1%	39,253	38,208	1,045	3%
% of sales	25.5%	25.2%	0.3	pts.	26.2%	26.1%	0.1	pts.
Other expense, net	192	139	53	38%	583	415	168	40%
Income from operations	1,636	2,665	(1,029)	(39)%	1,345	3,117	(1,772)	(57)%
% of sales	2.1%	3.4%	(1.3)	pts.	0.9%	2.1%	(1.2)	pts.
Interest expense, net	143	297	(154)	(52)%	366	487	(121)	(25)%
Income from continuing operations before income taxes	1,493	2,368	(875)	(37)%	979	2,630	(1,651)	(63)%
Income taxes	144	312	(168)	(54)%	301	534	(233)	(44)%
Net income from continuing operations	1,349	2,056	(707)	(34)%	678	2,096	(1,418)	(68)%
Gain from disposal of discontinued operation and income from discontinued operation, net of tax	—	209	(209)	(100)%	218	209	9	4%
Net income	$1,349	$2,265	$(916)	(40)%	$896	$2,305	$(1,409)	(61)%
% of sales	1.7%	2.9%	(1.2)	pts.	0.6%	1.6%	(1.0)	pts.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and six months ended June 30, 2014 compared to the same periods in 2013 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales to customers in:
North America	$25,029	$26,116	$(1,087)	(4)%	$48,232	$50,964	$(2,732)	(5)%
Europe	25,370	23,284	2,086	9%	50,675	44,280	6,395	14%
Asia	28,452	29,955	(1,503)	(5)%	50,794	51,330	(536)	(1)%
Total	$78,851	$79,355	$(504)	(1)%	$149,701	$146,574	$3,127	2%

Sales for the three months ended June 30, 2014 were $78.9 million, a decrease of $0.5 million, or 1% when compared to the same period in 2013. Sales for the six months ended June 30, 2014 were $149.7 million, an increase of $3.1 million, or 2% when compared to the same period in 2013. The acquisition of Forkardt contributed $4.5 million and $13.5 million in incremental sales during the three and six months ended June 30, 2014, respectively. Currency exchange rates fluctuations had a favorable impact of approximately $0.3 million and $1.1 million during the three and six months ended June 30, 2014, respectively, when compared to the same periods in 2013. Excluding sales from Forkardt and the impact of currency exchange rate fluctuations, sales decreased by $5.3 million and $11.4 million during the three and six months ended June 30, 2014, respectively, which was primarily the result of lower machine sales in North America and Asia.

North America sales were $25.0 million and $48.2 million, respectively, during the three and six months ended June 30, 2014. North America sales decreased by $1.1 million, or 4%, and $2.7 million, or 5%, for the respective three and six months ended June 30, 2014 when compared to the same periods in 2013. The acquisition of Forkardt contributed $1.6 million and $5.8 million in incremental sales during the respective three and six months ended June 30, 2014. Excluding sales from Forkardt, North America sales decreased by $2.7 million and $8.5 million during the three and six months ended June 30, 2014, respectively. The current quarter shortfall was within the normal variation of scheduled shipments, while the year to date decline was primarily due to reduced sales levels of the company’s high-end grinding solutions.

Europe sales were $25.4 million and $50.7 million, respectively, during the three and six months ended June 30, 2014. Europe sales increased by $2.1 million, or 9%, and $6.4 million, or 14%, for the respective three and six months ended June 30, 2014 when compared to the same periods in 2013. The acquisition of Forkardt contributed $2.3 million and $6.7 million in incremental sales during the three and six months ended June 30, 2014, respectively. Currency exchange rate fluctuations had a favorable impact of approximately $0.9 million and $1.7 million on sales, respectively, during the three and six months ended June 30, 2014, when compared to the same periods in 2013. Excluding sales from Forkardt and the impact of currency exchange rate fluctuations, Europe sales were lower by $1.1 million and $2.0 million for the three and six months ended June 30, 2014, respectively, as compared to the prior year comparable periods.

Asia sales were $28.5 million and $50.8 million during the three and six months ended June 30, 2014, respectively. Asia sales decreased by $1.5 million, or 5%, and $0.5 million, or 1%, for the respective three and six months ended June 30, 2014 when compared to the same periods in 2013. The acquisition of Forkardt contributed $0.6 million and $1.0 million in incremental sales during the three and six months ended June 30, 2014. Currency exchange rate fluctuations had an unfavorable impact of approximately $0.6 million on sales for both the three and six months ended June 30, 2014, when compared to the same periods in 2013. Excluding sales from Forkardt and the impact of currency exchange rate fluctuations, Asia sales decreased by $1.5 million and $0.9 million during the three and six months ended June 30, 2014, respectively, as compared to the prior year periods. Demand from customers in China is the key driver of the performance of the machine tool industry, and while machine tool industry data from China has been subdued, Hardinge has been able to maintain sales volume levels in the customer segments that it serves.

Sales of machines accounted for approximately 66% and 64% of the consolidated sales for the three and six months ended June 30, 2014, respectively, compared to 72% for both of the same periods in 2013. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 34% and 36% of the consolidated sales for the respective three and six months ended June 30, 2014, compared to 28% for both of the same periods in 2013. The increase in the portion of non-machine sales over total sales during the three and six months ended June 30, 2014 when compared to the corresponding periods in 2013 was primarily driven by sales activity from the acquired Forkardt business.

Gross Profit.  Gross profit was $22.0 million, or 27.9% of sales for the three months ended June 30, 2014, compared to $22.8 million, or 28.7% of sales for the same period in 2013. Gross profit was $41.2 million, or 27.5% of sales for the six months ended June 30, 2014, compared to $41.7 million, or 28.5% of sales for the same period in 2013. The decrease in gross margins was mainly attributable to lower production levels in the Company’s grinding facilities, which resulted in lower factory absorption.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $20.1 million, or 25.5% of net sales for the three months ended June 30, 2014, an increase of $0.2 million or 1%, compared to $20.0 million, or 25.2% of net sales for the three months ended June 30, 2013. SG&A expenses were $39.3 million, or 26.2% of net sales for the six months ended June 30, 2014, an increase of $1.0 million or 3%, compared to $38.2 million, or 26.1% of net sales for the six months ended June 30, 2013. SG&A expenses for the three and six months ended June 30, 2014 included $0.3 million and $2.3 million, respectively, of incremental SG&A expense from our Forkardt acquisition, and $0.3 million and $0.7 million, respectively, due to unfavorable changes in currency exchange rates. Excluding the impact of the Forkardt acquisition and foreign currency rate fluctuations, SG&A decreased by $0.4 million and $2.0 million compared to the same periods in 2013, primarily as a result of charges recorded in the prior year related to the change in our sales distribution in the United Kingdom, for which there are no correlated charges in the current year.

Income from Continuing Operations Before Income Taxes.  As a result of the foregoing, net income from continuing operations was $1.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively, compared to $2.4 million and $2.6 million for the same periods in 2013.

Income Taxes.  The provision for income taxes was $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, compared to $0.3 million and $0.5 million for the same periods in 2013. The effective tax rates were 9.6% and 30.7% for the three and six months ended June 30, 2014, respectively, compared to 13.2% and 20.3% for the same periods in 2013, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Net Income. As a result of the foregoing, net income for the three months ended June 30, 2014 was $1.3 million, or 1.7% of net sales, compared to net income of $2.3 million, or 2.9% of net sales, for the same period in 2013. Net income for the six months ended June 30, 2014 was $0.9 million, or 0.6% of net sales, compared to net income of $2.3 million, or 1.6% of net sales, for the same period in 2013. Both basic and diluted earnings per share for the three and six months ended June 30, 2014 were $0.11 and $0.07, respectively, compared to $0.19 and $0.20, respectively for the same periods in 2013.

Business Segment Information — Comparison of the three and six months ended June 30, 2014 and 2013

In 2013, the Company changed its reportable business segment from one reportable segment to two reportable segments, Metalcutting Machine Solutions (“MMS”) and Aftermarket Tooling and Accessories (“ATA”). The Company has recast its disclosures for all periods presented to conform to this segment presentation.

Metalcutting Machine Solutions Segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales	$61,435	$66,817	$(5,382)	(8)%	$115,624	$126,890	$(11,266)	(9)%
Segment income (loss)	964	3,213	(2,249)	(70)%	(13)	4,075	(4,088)	(100)%

MMS sales declined by $5.4 million, or 8% in the three months ended June 30, 2014 when compared with the same period in 2013. MMS sales declined by $11.3 million, or 9% in the six months ended June 30, 2014 when compared with the same period in 2013. The primary driver was lower levels of machine order backlog entering into 2014, driven by softer demand for machine tool consumption in North America.

Segment income for the three months ended June 30, 2014 was $1.0 million, or $2.2 million below 2013 performance. Segment results were essentially break-even for the six months ended June 30, 2014, or $4.1 million below 2013 performance. The primary factor in reduced profitability was lower production levels due to lower machine demand, which resulted in under absorption of factory costs due to lower utilization of our factories.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales	$17,495	$12,665	$4,830	38%	$34,228	$19,986	$14,242	71%
Segment income	1,926	1,783	143	8%	3,734	2,900	834	29%

ATA sales for the three months ended June 30, 2014 were $17.5 million, an increase of $4.8 million when compared to 2013. ATA sales for the six months ended June 30, 2014 were $34.2 million, an increase of $14.2 million when compared to 2013. Virtually all of the additional sales were generated from the newly acquired Forkardt business in May of 2013.

Segment income for the three months ended June 30, 2014 was $1.9 million, an 8% increase over prior year. Segment income for the six months ended June 30, 2014 was $3.7 million, a 29% increase over prior year. The additional income was driven by the Forkardt sales volume, offset in part by unfavorable product mix and productivity investments in the U.S., which resulted in lower profitability.

Segment Summary For the Three and Six Months Ended June 30, 2014 (in thousands):

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$61,435	$17,495	$(79)	$78,851	$66,817	$12,665	$(127)	$79,355
Segment income	964	1,926		2,890	3,213	1,783		4,996
Unallocated corporate expense				(1,170)				(492)
Interest expense, net				(143)				(297)
Other unallocated expense				$(84)				(1,839)
Income from continuing operations, before income taxes				$1,493				$2,368

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$115,624	$34,228	$(151)	$149,701	$126,890	$19,986	$(302)	$146,574
Segment (loss) income	(13)	3,734		3,721	4,075	2,900		6,975
Unallocated corporate expense				(2,292)				(1,516)
Interest expense, net				(366)				(487)
Other unallocated expense				(84)				(2,342)
Income from continuing operations, before income taxes				$979				$2,630

Summary of Cash Flows for the Six Months Ended June 30, 2014 and 2013:

During the six months ended June 30, 2014, we generated $0.4 million net cash from operating activities. The net cash generated was driven by net income (as adjusted for depreciation and amortization expense), an increase in accounts payable due to timing of purchases and payment activity, a decrease in customer receivables due to the timing of sales and collection activity, and decreases in other assets. These cash inflows were offset in part by an increase in inventories based on orders and associated production levels, a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan, and a decrease in customer deposits due to timing of shipments and new orders received.

During the six months ended June 30, 2013, we generated $2.0 million net cash in operating activities. The generation of net cash was primarily driven by a decrease in customer receivables due to the timing of sales and collection activity, decreases in inventory levels, as well as an increase in customer deposits as a result of improving order activities in North America and Asia. The cash inflow was offset in part by a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan, and a decrease in accounts payable due to timing of purchases and payment activity.

Net cash used in investing activities was $4.3 million for the six months ended June 30, 2014. The primary uses of cash was for the acquisition of Forkardt India, combined with capital expenditures during the period, made during the ordinary course of business. These cash outflows were offset in part by additional consideration received during the current year as a result of the final working capital adjustments on the sale of the Forkardt Switzerland operations.

Net cash used in investing activities was $35.8 million for the six months ended June 30, 2013. In May of 2013, we used $34.3 million net cash to acquire Forkardt. In addition, we used $1.6 million in cash for capital expenditures made during the ordinary course of business.

Net cash flow used by financing activities was $8.4 million for the six months ended June 30, 2014. Cash used was primarily driven by $7.6 million of payments on long-term debt due to the mandatory principal payments in connection with the at-the-market stock offering program, pay down of debt as a result of the sale of the Forkardt Switzerland operations, and normal scheduled payment activity, combined with a $6.0 million payment of contingent consideration in connection with a prior acquisition, and year-to-date dividends paid of $0.5 million. These cash outflows were offset in part by $5.7 million of proceeds from sale of common stock in connection with the at-the-market stock offering sales agreement entered into on August 9, 2013.

During the six months ended June 30, 2013, net cash provided by financing activities was $26.2 million. Cash provided by financing activities was primarily due to $23.0 million in term loan proceeds used to partially fund the acquisition of Forkardt, as well as additional borrowings under our existing credit facilities to align financing activities to current working capital needs.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $77.7 million at June 30, 2014 and $76.6 million at December 31, 2013, of which $58.7 million and $58.0 million, respectively, can be borrowed for working capital needs. As of June 30, 2014 and December 31, 2013, $70.2 million and $70.0 million was available for borrowing under these respective arrangements, of which $57.7 million and $56.8 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $19.1 million and $26.6 million at June 30, 2014 and December 31, 2013, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of June 30, 2014, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs. During the six months ended June 30, 2014, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

On August 9, 2013, the Company entered into a sales agreement with an independent sales agent, under which we may sell shares of our common stock with an aggregate price of up to $25.0 million in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. As of August 1, 2014 we have sold 1,014,252 shares of our common stock for aggregate net proceeds of $14.6 million.

Change in Accounting Policy

During the quarter ended June 30, 2014, we voluntarily changed the date of the annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides additional time to complete the annual goodwill and indefinite-lived intangible asset impairment testing in advance of year-end reporting. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as doing so would require the use of significant estimates and assumptions that include hindsight. Accordingly, the change will be applied prospectively.

Accounting Guidance Not Yet Adopted
We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 17 of the Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first six months of 2014. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2013 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2014, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, due to a material weakness in the Company’s internal control over financial reporting related to the computation of the Company’s gain from the sale of the Forkardt Swiss operations in December 2013. Specifically, management review over complex, non-routine transactions that could have a significant impact on financial reporting was not operating effectively as of December 31, 2013. The Company has implemented new controls and procedures in the current year to address the material weakness identified as of December 31, 2013, including engaging third-party specialists to provide additional review when significant non-routine transactions of a complex nature occur. As of June 30, 2014, the Company has not entered into any significant complex non-routine transactions. Accordingly, we were not able to test the newly-implemented controls for effectiveness, and as a result, based on our current evaluation, we are unable to conclude that the disclosure controls and procedures have been remediated as of June 30, 2014.

Except as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.      Risk Factors.

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not Applicable.

Item 5.        Other Information.

None.

Item 6.	Exhibits.

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

3.3	By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014).

4.1
Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc. (incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995 (File No. 000-15760)).

18.1	Preferability Letter from Independent Registered Public Accounting Firm.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

August 7, 2014	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2014	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)