Form 10-Q
period 2014-09-30
HARDINGE INC
filed 2014-11-06
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒No

As of October 31, 2014 there were 12,821,768 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents	$15,005	$34,722
Restricted cash	3,567	4,124
Accounts receivable, net	53,645	57,137
Inventories, net	123,226	114,064
Other current assets	12,067	11,563
Total current assets	207,510	221,610

Property, plant and equipment, net	68,207	74,656
Goodwill	6,727	10,002
Other intangible assets, net	31,030	32,063
Other non-current assets	6,466	5,852
Total non-current assets	112,430	122,573
Total assets	$319,940	$344,183

Liabilities and shareholders’ equity
Accounts payable	$26,608	$24,418
Accrued expenses	24,055	26,346
Customer deposits	15,033	15,166
Accrued income taxes	1,315	830
Deferred income taxes	2,551	2,569
Contingent consideration	—	7,500
Current portion of long-term debt	3,705	7,850
Total current liabilities	73,267	84,679

Long-term debt	13,835	18,785
Pension and postretirement liabilities	27,261	28,188
Deferred income taxes	4,582	4,968
Other liabilities	3,745	3,775
Total non-current liabilities	49,423	55,716
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; 12,825,468 issued and 12,821,768 outstanding as of September 30, 2014, and 12,472,992 issued and outstanding as of December 31, 2013)	128	125
Additional paid-in capital	120,339	114,951
Retained earnings	83,491	90,937
Treasury shares (at cost, 3,700 as of September 30, 2014, and 75,125 as of December 31, 2013)	(46)	(806)
Accumulated other comprehensive loss	(6,662)	(1,419)
Total shareholders’ equity	197,250	203,788
Total liabilities and shareholders’ equity	$319,940	$344,183

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sales	$68,924	$79,784	$218,625	$226,358
Cost of sales	50,247	57,743	158,767	162,577
Gross profit	18,677	22,041	59,858	63,781

Selling, general and administrative expenses	20,123	19,572	59,376	57,780
Impairment charge	5,766	—	5,766	—
Other (income) expense, net	(334)	(99)	249	316
(Loss) income from operations	(6,878)	2,568	(5,533)	5,685

Interest expense	171	325	569	841
Interest income	(15)	(14)	(47)	(43)
(Loss) income from continuing operations before income taxes	(7,034)	2,257	(6,055)	4,887
Income taxes	544	1,084	845	1,618
Net (loss) income from continuing operations	(7,578)	1,173	(6,900)	3,269

Gain from disposal of discontinued operation and income from discontinued operations, net of tax	—	306	218	515

Net (loss) income	$(7,578)	$1,479	$(6,682)	$3,784

Per share data:

Basic (loss) earnings per share:
Continuing operations	$(0.60)	$0.10	$(0.55)	$0.28
Discontinued operations	—	0.03	0.02	0.04
Basic (loss) earnings per share	$(0.60)	$0.13	$(0.53)	$0.32

Diluted (loss) earnings per share:
Continuing operations	$(0.60)	$0.10	$(0.55)	$0.28
Discontinued operations	—	0.03	0.02	0.04
Diluted (loss) earnings per share	$(0.60)	$0.13	$(0.53)	$0.32

Cash dividends declared per share:	$0.02	$0.02	$0.06	$0.06

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net (loss) income	$(7,578)	$1,479	$(6,682)	$3,784
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,368)	6,969	(5,985)	2,319
Retirement plans related adjustments	1,336	(500)	1,570	1,428
Unrealized gain (loss) on cash flow hedges	13	344	(78)	246
Other comprehensive (loss) income before tax	(5,019)	6,813	(4,493)	3,993
Income tax expense (benefit)	927	(196)	750	138
Other comprehensive (loss) income, net of tax	(5,946)	7,009	(5,243)	3,855
Total comprehensive (loss) income	$(13,524)	$8,488	$(11,925)	$7,639

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Operating activities
Net (loss) income	$(6,682)	$3,784
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Impairment charge	5,766	—
Depreciation and amortization	7,317	6,849
Debt issuance costs amortization	33	48
Benefit from deferred income taxes	(346)	(108)
Gain on sale of assets	(101)	(9)
Gain on sale of business	(218)	—
Gain on purchase of business	(462)	—
Unrealized intercompany foreign currency transaction loss (gain)	907	(92)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	2,670	5,223
Inventories	(10,054)	1,409
Other assets	225	378
Accounts payable	2,743	(2,355)
Customer deposits	259	953
Accrued expenses	(2,859)	(7,348)
Accrued pension and postretirement liabilities	(35)	(298)
Net cash (used in) provided by operating activities	(837)	8,434

Investing activities
Acquisition of businesses, net of cash acquired	(5,683)	(34,250)
Capital expenditures	(1,830)	(2,192)
Proceeds from disposal of business	218	—
Proceeds on sales of assets	131	113
Net cash used in investing activities	(7,164)	(36,329)

Financing activities
Payment of contingent consideration	(7,500)	(299)
Proceeds from short-term notes payable to bank	13,827	43,041
Repayments of short-term notes payable to bank	(13,827)	(45,729)
Proceeds from long-term debt	—	23,000
Repayments of long-term debt	(8,373)	(2,934)
Debt issuance costs	—	(682)
Dividends paid	(757)	(701)
Net proceeds from sales of common stock	5,678	1,632
Net cash (used in) provided by financing activities	(10,952)	17,328

Effect of exchange rate changes on cash	(764)	(510)
Net decrease in cash	(19,717)	(11,077)

Cash and cash equivalents at beginning of period	34,722	26,855

Cash and cash equivalents at end of period	$15,005	$15,778
See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2014.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

NOTE 2.  ACQUISITIONS

Acquisition of Forkardt

On May 9, 2013, Forkardt, Inc. (“Forkardt”, formerly Cherry Acquisition Corporation) and Hardinge Holdings GmbH, direct wholly owned subsidiaries of the Company, and Hardinge GmbH, an indirect wholly-owned subsidiary of the Company, acquired the Forkardt operations from Illinois Tool Works for $34.3 million, net of cash acquired. The acquisition of Forkardt strengthens and expands the Company’s leadership position in specialty workholding solutions around the world. The acquisition, which was funded through $24.3 million in bank debt and $10.0 million in cash, has been included in the ATA business segment. Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan. Forkardt has operations in the U.S., France, Germany, and India. The results of operations of Forkardt have been included in the consolidated financial statements from the date of acquisition.

All purchase accounting adjustments were finalized in May 2014. The final allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

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

Disposal of Forkardt, Switzerland operations

On December 31, 2013, the Company divested its Forkardt operations in Switzerland for CHF 5.6 million, net of cash sold ($6.3 million equivalent). The sale was subject to working capital adjustments. The Forkardt Swiss business had net assets of $1.2 million as of the sale date. In March 2014, the Company recognized $0.2 million of additional consideration as a result of final working capital adjustments, which is included in the "Gain from disposal of discontinued operation and income from discontinued operation, net of tax" line in the Statement of Operations for the nine months ended September 30, 2014.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

Acquisition of Voumard

On September 22, 2014, Hardinge Inc., along with its indirect wholly-owned subsidiaries Hardinge GmbH and L. Kellenberger & Co., AG acquired certain assets and assumed certain liabilities associated with a product line of grinding machine systems and applications marketed and sold under the Voumard brand from Peter Wolters GmbH. The purchase price was EUR 1.7 million (approximately $2.2 million), before taking into account customary purchase price adjustments. The acquisition of Voumard expands the Company's product offerings to include internal diameter ("ID") cylindrical grinding solutions, which are a complement to the existing grinding product lines offered by the Company. The acquisition was funded with cash and has been included in the MMS business segment. Voumard is a global leader in the ID grinding market with an installed base of over 9,000 machine solutions serving more than 2,500 customers around the world. The results of operations of Voumard have been included in the consolidated financial statements from the date of acquisition.

In accordance with the acquisition method of accounting, the acquired net assets were recorded at preliminary fair value at the date of acquisition. The identifiable intangible assets acquired, which primarily consists of drawings of $0.1 million, were valued using a cost approach. At September 30, 2014 the purchase price allocation is preliminary pending the finalization of the fair values of the net assets acquired due to the timing of the acquisition. These values will be finalized no later than one year from the date of the transaction. The preliminary fair values of the acquired assets and liabilities exceeded the purchase price of Voumard, resulting in a gain on the purchase of $0.5 million, which is included in the "Other (income) expense, net" line in the Statements of Operations for the three and nine months ended September 30, 2014.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Voumard acquisition at the date of acquisition (in thousands):

September 22, 2014
Assets Acquired
Inventories	$2,984
Property, plant and equipment	259
Drawings, customer lists, and other intangible assets	131
Total assets acquired	3,374
Liabilities Assumed
Warranties	600
Deferred tax liability	162
Net assets acquired	2,612
Total purchase price	2,150
Bargain purchase gain	$(462)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the three and nine months ended September 30, 2014 and 2013, as if the Forkardt acquisition and related financing occurred on January 1, 2012 and the Voumard acquisition had occurred on January1, 2013 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	$70,442	$83,097	$223,776	$250,600
Net (loss) income from continuing operations(1)	(8,164)	1,603	(13,200)	4,017
Diluted (loss) earnings per share from continuing operations	$(0.64)	$0.14	$(1.04)	$0.34
____________________

(1)
The pro forma results above include abbreviated financial results for Voumard, consisting of revenues and direct expenses for that product line. During the nine months ended September 30, 2014, the Voumard business incurred $4.8 million in restructuring charges, which included inventory write-offs, headcount reductions and other related costs. These amounts are included in the pro forma information presented above.

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

Net inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials and purchased components	$32,835	$32,046
Work-in-process	33,772	28,591
Finished products	56,619	53,427
Inventories, net	$123,226	$114,064

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	September 30, 2014		December 31, 2013		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$15,005	$15,005	$34,722	$34,722	Level 1
Restricted cash	3,567	3,567	4,124	4,124	Level 1
Foreign currency forward contracts	384	384	285	285	Level 2
Liabilities:
Variable interest rate debt	17,540	17,540	26,635	26,635	Level 2
Contingent consideration	—	—	7,500	7,500	Level 3
Foreign currency forward contracts	578	578	872	872	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The contingent consideration represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach. The fair value of the contingent consideration is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of September 30, 2014 and December 31, 2013, there were no significant transfers in and/or out of Level 1 and Level 2.

The following table presents a reconciliation of the changes during the period ended September 30, 2014 for items categorized within Level 3 of the fair value hierarchy (in thousands):

Contingent Consideration
Balance at December 31, 2013	$7,500
Current period settlements (payments)	(7,500)
Balance at September 30, 2014	$—

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

Derivative Instruments

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other (income) expense, net” when the hedging relationship is deemed to be no longer effective. As of September 30, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $26.2 million and $37.0 million, respectively. The Company expects less than $0.1 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of September 30, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $34.5 million and $45.5 million, respectively. For the three months ended September 30, 2014 and 2013, gains of $0.4 million and losses of $0.3 million, respectively, were recorded related to this type of derivative financial instruments. For the nine months ended September 30, 2014 and 2013, losses of $0.1 million and $1.7 million, respectively, were recorded related to this type of derivative financial instruments. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other (income) expense, net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	September 30, 2014	December 31, 2013
Foreign currency forwards designated as hedges:
Other current assets	$202	$144
Accrued expenses	(209)	(249)
Foreign currency forwards not designated as hedges:
Other current assets	182	141
Accrued expenses	(369)	(623)
Foreign currency forwards, net	$(194)	$(587)

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following(1) (in thousands):

	September 30, 2014	December 31, 2013
Land, buildings and improvements	$85,175	$88,295
Machinery, equipment and fixtures	78,829	80,584
Office furniture, equipment and vehicles	22,402	23,421
Construction in progress	83	217
	186,489	192,517
Accumulated depreciation	(118,282)	(117,861)
Property, plant and equipment, net	$68,207	$74,656
____________________

(1)
During the nine months ended September 30, 2014, the Company reclassified balances related to cost and accumulated depreciation. The net property, plant and equipment balance was not impacted by this adjustment. The December 31, 2013 balances have been reclassified to reflect the proper presentation.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Balance at December 31, 2013
Goodwill(1)	$32,434	$5,154	$37,588
Accumulated impairment losses	(27,586)	—	(27,586)
	4,848	5,154	10,002
Acquisition of Forkardt India	—	1,626	1,626
Impairment loss	(4,848)	—	(4,848)
Currency translation adjustments	—	(53)	(53)
	(4,848)	1,573	(3,275)
Balance at September 30, 2014
Goodwill	32,434	6,727	39,161
Accumulated impairment losses	(32,434)	—	(32,434)
	$—	$6,727	$6,727
____________________

(1)
In accordance with business combination guidance, changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include measurement period adjustments recorded in the nine months ended September 30, 2014 to primarily revise the fair value of other current assets, accrued expenses and AOCI. The December 31, 2013 balances included in the consolidated balance sheets have been revised to include the effect of the measurement period adjustments.

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. Based on lower than expected performance in the Usach reporting unit during the current year, combined with a downward revision in the anticipated future results, the Company determined that there were indicators of an impairment of that reporting unit. Accordingly, an initial calculation of the fair value was performed, which resulted in the carrying amount of the Usach reporting unit exceeding its fair value, which was estimated based on the present value of expected future cash inflows and market data. Accordingly, a goodwill impairment charge of $4.8 million was recognized in that reporting unit during the third quarter of the current year. This amount is an estimate based on preliminary data, and will be finalized in the fourth quarter in connection with the formal annual impairment test.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

The major components of intangible assets other than goodwill are as follows (in thousands):

	September 30, 2014	December 31, 2013
Gross amortizable intangible assets:
Land rights	$2,827	$2,865
Patents	3,065	3,030
Technical know-how, customer lists, and other	22,729	21,375
Total gross amortizable intangible assets	28,621	27,270

Accumulated amortization:
Land rights	(217)	(177)
Patents	(2,936)	(2,884)
Technical know-how, customer lists, and other	(6,463)	(5,220)
Total accumulated amortization	(9,616)	(8,281)
Amortizable intangible assets, net	19,005	18,989

Indefinite lived intangible assets:
Assets associated with Bridgeport acquisition(1)	7,225	7,354
Usach trade name(2)	630	1,550
Forkardt trade name(3)	4,170	4,170
	12,025	13,074
Intangible assets other than goodwill, net	$31,030	$32,063
____________________

(1)
Represents the aggregate value of the trade name, trademarks and copyrights associated with the former worldwide operations of Bridgeport. The Bridgeport brand name is used on all of the machining center lines. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

(2)
Represents the value of the trade name associated with Usach, which the Company acquired in 2012. The Usach trade name is used on all of the grinding machines and grinding systems manufactured by Usach. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life. Based on impairment indicators present in the third quarter of the current year as discussed above, the Company performed a review of the valuation of the Usach intangible assets, resulting in an impairment charge to the Usach trade name of $0.9 million. This amount is an estimate based on preliminary data, and will be finalized in the fourth quarter in connection with the formal annual impairment test.

(3)
Represents the value of the trade name associated with Forkardt, which the Company acquired in 2013. The Forkardt trade name is used on all of the products manufactured by Forkardt. After consideration of legal, regulatory, contractual, competitive, economic and other factors, the asset has been determined to have an indefinite useful life.

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$448	$440	$1,339	$1,125

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in accrued expenses, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Balance at the beginning of period	$3,409	$3,249	$3,601	$3,432
Warranties issued	538	787	1,750	2,182
Warranty settlement costs	(665)	(577)	(1,797)	(1,905)
Changes in accruals for pre-existing warranties	67	(248)	(217)	(718)
Other adjustments(1)	589	—	589	332
Currency translation adjustments	(130)	117	(118)	5
Balance at the end of period	$3,808	$3,328	$3,808	$3,328
____________________

(1)	Represents the warranty liabilities assumed in connection with the Voumard acquisition in 2014 and the Forkardt acquisition in 2013. Refer to Note 2. "Acquisitions" for details.

NOTE 8.  FINANCING ARRANGEMENTS

See Note 6. “Financing Arrangements” of the 2013 Annual Report on Form 10-K for a description of the financing arrangements in place as of December 31, 2013.

In January 2014, Hardinge Jiaxing amended its secured credit facility with a local bank. The amendment increased the total availability under the facility from Chinese Yuan (“CNY”) 34.2 million (approximately $5.6 million) to CNY 59.0 million (approximately $9.6 million) or its equivalent in other currencies. The facility, which expires on December 20, 2014, is available for working capital and letter of credit purposes. Borrowings for working capital purposes are limited to CNY 39.0 million (approximately $6.4 million). The facility is secured by real property owned by the subsidiary. The interest rate on the credit facility, currently at 6.60%, is based on the basic interest rate as published by the People’s Bank of China, plus a 10% mark-up. There was no principal amount outstanding under this facility at September 30, 2014.

In June 2014, Hardinge Machine Tools B.V., Taiwan Branch, a wholly-owned subsidiary in Taiwan, renewed its unsecured credit facility, which will expire in June 2015 under the renewal. This facility provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charges interest at 1.5% and is subject to change by the lender based on market conditions and carries no commitment fees on unused funds. There was no principal amount outstanding under this facility at September 30, 2014.

In September 2014, Hardinge Machine (Shanghai) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a new credit facility. This facility, which expires in July 2015, provides up to CNY 34.0 million ($5.5 million equivalent) for letters of guarantee. Individual letters of guarantee issued under this facility require a cash deposit at the bank of 30% of the letter’s face value. The total issued letters of guarantee at September 30, 2014 had a face value of CNY 0.1 million (less than $0.1 million equivalent).

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rates were (7.7)% and (14.0)% for the three and nine months ended September 30, 2014, respectively.

The tax years 2011, 2012 and 2013 remain open to examination by the U.S. federal taxing authorities. The tax years 2009 through 2013 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands and China), the tax years between 2007 and 2013 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At September 30, 2014, a liability of $2.8 million is recorded with respect to uncertain income tax positions, which includes related interest and penalties of $0.7 million. If recognized, essentially all of the uncertain tax positions and related interest at September 30, 2014 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these items is estimated to be between $0.1 million and $1.0 million.

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
SEPTEMBER 30, 2014

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

The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. The Company’s portion of the potential costs are estimated to range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.2 million has been recorded for the Company’s share of remediation expenses at the Pond as of September 30, 2014. This reserve is included in "Accrued expenses" on the Consolidated Balance Sheets.

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

NOTE 11.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restricted stock/unit awards (“RSA”)	$109	$87	$327	$277
Performance share incentives (“PSI”)	(170)	35	(170)	95
	$(61)	$122	$157	$372

There were no RSAs granted during the nine months ended September 30, 2014, and 2013, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no PSIs granted during the nine months ended September 30, 2014 and 2013, respectively. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs as of September 30, 2014 and December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
Unrecognized compensation cost (in thousands)	$826	$1,179

Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.9	2.6

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

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

The Agreement will terminate upon the earlier of (i) sale of the Shares under the Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the Agreement as permitted therein. The Agreement may be terminated by the Agent or the Company at any time upon 10 days notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company's Board of Directors authorized this program for a period of one year ending August 8, 2014. This authorization has not been renewed as of September 30, 2014.

As of September 30, 2014, 1,014,252 Shares have been sold under the Agreement for aggregated net proceeds of $14.6 million, of which 663,276 of the shares sold were issued from treasury. During the nine months ended September 30, 2014, 403,863 Shares of common stock have been sold under the “at-the-market” stock offering program for aggregate net proceeds of $5.7 million, of which 52,887 of the shares sold were issued from treasury.

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive (loss) income
Beginning balance, net of tax	$39,216	$(39,957)	$25	$(716)
Other comprehensive (loss) income before reclassifications	(6,368)	1,585	31	(4,752)
Less income reclassified from AOCI	—	249	18	267
Net other comprehensive (loss) income	(6,368)	1,336	13	(5,019)
Income taxes	756	170	1	927
Ending balance, net of tax	$32,092	$(38,791)	$37	$(6,662)

	Three Months Ended September 30, 2013
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$32,040	$(60,657)	$(46)	$(28,663)
Other comprehensive income before reclassifications	6,969	68	371	7,408
Less income reclassified from AOCI	—	568	27	595
Net other comprehensive income (loss)	6,969	(500)	344	6,813
Income taxes	(93)	(120)	17	(196)
Ending balance, net of tax	$39,102	$(61,037)	$281	$(21,654)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

	Nine Months Ended September 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive (loss) income before reclassifications	(5,985)	2,316	(82)	(3,751)
Less income (loss) reclassified from AOCI	—	746	(4)	742
Net other comprehensive (loss) income	(5,985)	1,570	(78)	(4,493)
Income taxes	586	148	16	750
Ending balance, net of tax	$32,092	$(38,791)	$37	$(6,662)

	Nine Months Ended September 30, 2013
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive (loss) income before reclassifications	2,319	3,128	263	5,710
Less income (loss) reclassified from AOCI	—	1,700	17	1,717
Net other comprehensive (loss) income	2,319	1,428	246	3,993
Income taxes	47	90	1	138
Ending balance, net of tax	$39,102	$(61,037)	$281	$(21,654)

Details about reclassification out of AOCI for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2014	2013	2014	2013
Unrealized gain (loss) on cash flow hedges:
	$(10)	$41	$71	$20	Sales
	28	(14)	(75)	(3)	Other (income) expense, net
	18	27	(4)	17	Total before tax
	3	(5)	16	(2)	Tax benefit (expense)
	$21	$22	$12	$15	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$(99)	$(167)	$(303)	$(499)	(a)
Amortization of transition asset	(69)	(68)	(211)	(203)	(a)
Amortization of actuarial loss	417	803	1,260	2,402	(a)
	249	568	746	1,700	Total before tax
	3	(43)	7	(127)	Tax benefit (expense)
	$252	$525	$753	$1,573	Net of tax

____________________
(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 14. "Pension and Postretirement Plans" for details.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

NOTE 14.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension benefit costs for the three and nine months ended September 30, 2014 and 2013 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Service cost	$352	$348	$3	$4
Interest cost	2,107	1,843	22	23
Expected return on plan assets	(2,477)	(2,366)	—	—
Amortization of prior service credit	(99)	(103)	—	(64)
Amortization of transition asset	(69)	(68)	—	—
Amortization of actuarial loss (gain)	431	804	(14)	(1)
Net periodic cost (benefit)	$245	$458	$11	$(38)

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service cost	$1,078	$1,038	$9	$12
Interest cost	6,351	5,521	66	69
Expected return on plan assets	(7,473)	(7,083)	—	—
Amortization of prior service credit	(303)	(307)	—	(192)
Amortization of transition asset	(211)	(203)	—	—
Amortization of loss (gain)	1,302	2,405	(42)	(3)
Net periodic cost (benefit)	$744	$1,371	$33	$(114)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

NOTE 15.  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For diluted (loss) earnings per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the (loss) earnings per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator for basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(7,578)	$1,173	$(6,900)	$3,269
Gain from disposal of discontinued operation and income from discontinued operations, net of tax	—	306	218	515
Net (loss) earnings applicable to common shareholders	$(7,578)	$1,479	$(6,682)	$3,784

Denominator:
Denominator for basic (loss) earnings per share — weighted average shares	12,715	11,721	12,643	11,681
Assumed exercise of stock options	—	29	—	28
Assumed satisfaction of restricted stock conditions	—	63	—	61
Denominator for diluted (loss) earnings per share — adjusted weighted average shares	12,715	11,813	12,643	11,770

There is no dilutive effect of the restricted stock and stock options for the three and nine months ended September 30, 2014 due to the current period and year to date net loss. There would have been 108,701 and 103,998 shares included in the diluted earnings per share calculation for the three and nine months ended September 30, 2014 had the impact of including these securities not been anti-dilutive. Shares of certain stock-based awards totaling 36,516 and 47,793 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2014 and 2013, respectively, as they were anti-dilutive. For the nine months ended September 30, 2014 and 2013, there were 44,208 shares and 53,524 shares, respectively, of certain stock-based compensation awards excluded from the calculation of diluted earnings per share, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

NOTE 16. SEGMENT INFORMATION

Segment (loss) income is measured for internal reporting purposes by excluding corporate expenses, impairment charges, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows (in thousands):

	Three Months Ended September 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,353	$16,681	$(110)	$68,924
Depreciation and amortization	1,722	630		2,352
Segment (loss) income	(2,094)	1,338		(756)
Capital expenditures	457	249		706

	Three Months Ended September 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$64,382	$15,462	$(60)	$79,784
Depreciation and amortization	1,742	612		2,354
Segment income	2,149	1,564		3,713
Capital expenditures	540	25		565

	Nine Months Ended September 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$167,977	$50,909	$(261)	$218,625
Depreciation and amortization	5,255	1,916		7,171
Segment (loss) income	(2,107)	5,072		2,965
Capital expenditures	1,136	694		1,830
Segment assets(1)	246,429	53,874		300,303

	Nine Months Ended September 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$191,272	$35,448	$(362)	$226,358
Depreciation and amortization	5,102	1,335		6,437
Segment income	6,224	4,464		10,688
Capital expenditures	1,676	516		2,192
Segment assets(1)	268,802	55,675		324,477
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

A reconciliation of segment (loss) income to consolidated (loss) income from operations before income taxes for the three and nine months ended September 30, 2014 and 2013 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment (loss) income	$(756)	$3,713	$2,965	$10,688
Unallocated corporate expense	(859)	(415)	(3,151)	(1,931)
Interest expense, net	(156)	(311)	(522)	(798)
Other unallocated income (expense)	(5,263)	(730)	(5,347)	(3,072)
(Loss) income from continuing operations before income taxes	$(7,034)	$2,257	$(6,055)	$4,887

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	September 30, 2014	December 31, 2013
Total segment assets	$300,303	$303,423
Unallocated assets	19,637	40,760
Total assets	$319,940	$344,183

Unallocated assets include cash of $15.0 million and $34.7 million at September 30, 2014 and December 31, 2013, respectively.

NOTE 17.  NEW ACCOUNTING STANDARDS
In August 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on management's evaluation and disclosure of uncertainties about the entity's ability to continue as a going concern. In connection with the preparation of the interim and annual financial statements, management will be required to perform an assessment of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events are identified that raise substantial doubt that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued, additional disclosures are required. This guidance is effective for the annual period ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. Management does not believe that the adoption of this accounting guidance will have a material impact on the financial statements or related disclosures.
In June 2014, FASB issued authoritative guidance on accounting for share-based payments when the terms of the award provide that a performance target could be achieved after the requisite service period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition, and as such, should not be reflected in estimating the grant-date fair value of the award. This guidance is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2014

In May 2014, FASB issued authoritative guidance on accounting for revenue recognition. The objective of this guidance is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract’s performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt this guidance. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the financial statements, nor decided upon the method of adoption.

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

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, Switzerland, Taiwan, the United States (“U.S.”), the United Kingdom (“U.K.”), and India, with sales to most industrialized countries. Approximately 67% of our 2013 sales were to customers outside of North America, 68% of our 2013 products sold were manufactured outside of North America, and 66% of our employees in 2013 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 36% of overall sales through the third quarter of 2014 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

The fluctuations of the foreign currency exchange rates during the three months ended September 30, 2014 did not have a measurable impact on sales as compared to the same period in 2013. For the nine months ended September 30, 2014, foreign currency fluctuations resulted in favorable currency translation impact of approximately $1.1 million on sales when compared to the same period in 2013.

Results of Operations

Presented below is summarized selected financial data for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales	$68,924	$79,784	$(10,860)	(14)%	$218,625	$226,358	$(7,733)	(3)%
Gross profit	18,677	22,041	(3,364)	(15)%	59,858	63,781	(3,923)	(6)%
% of sales	27.1%	27.6%	(0.5)	pts.	27.4%	28.2%	(0.8)	pts.
Selling, general and administrative expenses	20,123	19,572	551	3%	59,376	57,780	1,596	3%
% of sales	29.2%	24.5%	4.7	pts.	27.2%	25.5%	1.7	pts.
Impairment charge	5,766	—	5,766	NM	5,766	—	5,766	NM
Other (income) expense, net	(334)	(99)	(235)	237%	249	316	(67)	(21)%
(Loss) income from operations	(6,878)	2,568	(9,446)	(368)%	(5,533)	5,685	(11,218)	(197)%
% of sales	(10.0)%	3.2%	(13.2)	pts.	(2.5)%	2.5%	(5.0)	pts.
Interest expense, net	156	311	(155)	(50)%	522	798	(276)	(35)%
(Loss) income from continuing operations before income taxes	(7,034)	2,257	(9,291)	(412)%	(6,055)	4,887	(10,942)	(224)%
Income taxes	544	1,084	(540)	(50)%	845	1,618	(773)	(48)%
Net (loss) income from continuing operations	(7,578)	1,173	(8,751)	(746)%	(6,900)	3,269	(10,169)	(311)%
Gain from disposal of discontinued operation and income from discontinued operation, net of tax	—	306	(306)	(100)%	218	515	(297)	(58)%
Net (loss) income	$(7,578)	$1,479	$(9,057)	(612)%	$(6,682)	$3,784	$(10,466)	(277)%
% of sales	(11.0)%	1.9%	(12.9)	pts.	(3.1)%	1.7%	(4.8)	pts.
____________________
NM - Not Meaningful

Sales.  The table below summarizes sales by each corresponding geographical region for the three and nine months ended September 30, 2014 compared to the same periods in 2013 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales to customers in:
North America	$24,026	$22,021	$2,005	9%	$72,258	$72,985	$(727)	(1)%
Europe	21,286	26,980	(5,694)	(21)%	71,961	71,260	701	1%
Asia	23,612	30,783	(7,171)	(23)%	74,406	82,113	(7,707)	(9)%
Total	$68,924	$79,784	$(10,860)	(14)%	$218,625	$226,358	$(7,733)	(3)%

Sales for the three months ended September 30, 2014 were $68.9 million, a decrease of $10.9 million, or 14% when compared to the same period in 2013. Sales for the nine months ended September 30, 2014 were $218.6 million, a decrease of $7.7 million, or 3% when compared to the same period in 2013. For the three months ended September 30, 2014, the primary drivers of the decline in sales were economic uncertainty in Europe, which has weakened order activity and reduced sales levels of machines in Asia. For the nine months ended September 30, 2014, the decrease in machine sales throughout the world, mainly driven by the company's high-end grinding solutions, was the leading cause of the overall decline in sales. This decrease was offset in part by the acquisition of Forkardt, which contributed $13.4 million in incremental sales during the nine months ended September 30, 2014, and favorable currency exchange rates fluctuations of approximately $1.1 million when compared to the same period in 2013.

North America sales were $24.0 million and $72.3 million, respectively, during the three and nine months ended September 30, 2014. North America sales increased by $2.0 million, or 9%, and decreased by $0.7 million, or 1%, for the respective three and nine months ended September 30, 2014 when compared to the same periods in 2013. The increase in sales for the three months ended September 30, 2014 was mainly the result of higher machine sales as compared to the prior year due to higher demand in the market. For the nine months ended September 30, 2014, reduced sales levels of the company’s machines were mostly offset by the acquisition of Forkardt, which contributed $5.4 million in incremental sales during the nine months ended September 30, 2014.

Europe sales were $21.3 million and $72.0 million, respectively, during the three and nine months ended September 30, 2014. Europe sales decreased by $5.7 million, or 21%, and increased by $0.7 million, or 1%, for the respective three and nine months ended September 30, 2014 when compared to the same periods in 2013. For the three months ended September 30, 2014, the decrease in sales was primarily driven by lower machine sales as compared to the prior year comparable period, as a result of softer demand due to the economic uncertainty in the region. For the nine months ended September 30, 2014, the acquisition of Forkardt contributed $6.4 million in incremental sales combined with the favorable impact of currency exchange rate fluctuations of $1.8 million. These increases to sales were primarily offset by lower machine sales in the period.

Asia sales were $23.6 million and $74.4 million during the three and nine months ended September 30, 2014, respectively. Asia sales decreased by $7.2 million, or 23%, and $7.7 million, or 9%, for the respective three and nine months ended September 30, 2014 when compared to the same periods in 2013. For the three months ended September 30, 2014, reduced demand for our machines were responsible for the overall decrease is sales. For the nine months ended September 30, 2014, the decrease in machine sales, combined with the unfavorable impact from currency exchange rate fluctuations of $0.7 million was offset in part by the acquisition of Forkardt, which contributed $1.6 million in incremental sales. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China has been subdued, Hardinge has been able to maintain sales volume levels in the customer segments that it serves.

Sales of machines accounted for approximately 62% and 64% of the consolidated sales for the three and nine months ended September 30, 2014, respectively, compared to 69% and 71% for the same periods in 2013. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 38% and 36% of the consolidated sales for the respective three and nine months ended September 30, 2014, compared to 31% and 29% for the same periods in 2013. The increase in the portion of non-machine sales over total sales during the three and nine months ended September 30, 2014 when compared to the corresponding periods in 2013 was primarily driven by sales activity from the acquired Forkardt business.

Gross Profit.  Gross profit was $18.7 million, or 27.1% of sales for the three months ended September 30, 2014, compared to $22.0 million, or 27.6% of sales for the same period in 2013. Gross profit was $59.9 million, or 27.4% of sales for the nine months ended September 30, 2014, compared to $63.8 million, or 28.2% of sales for the same period in 2013. The decrease in gross margins for the three months ended September 30, 2014 was mainly attributable to product mix as compared to the same period in the prior year. The year to date decline in gross margin was primarily a result of lower production levels in the Company’s grinding facilities, which resulted in lower factory absorption.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $20.1 million, or 29.2% of net sales for the three months ended September 30, 2014, an increase of $0.6 million or 3%, compared to $19.6 million, or 24.5% of net sales for the three months ended September 30, 2013. SG&A expenses were $59.4 million, or 27.2% of net sales for the nine months ended September 30, 2014, an increase of $1.6 million or 3%, compared to $57.8 million, or 25.5% of net sales for the nine months ended September 30, 2013. SG&A expenses for the three months ended September 30, 2014 were driven by increased trade show and advertising costs. SG&A for the nine months ended September 30, 2014 included $2.2 million of incremental SG&A expense from our Forkardt acquisition, and $0.8 million of unfavorable impact from changes in currency exchange rates. Excluding the impact of the Forkardt acquisition and foreign currency rate fluctuations, SG&A decreased by $1.4 million compared to the same period in 2013, primarily as a result of charges recorded in the prior year related to the change in our sales distribution in the United Kingdom, for which there are no correlated charges in the current year.

Impairment Charge.  As a result of indicators of impairment being present in our Usach reporting unit in the third quarter of the current year, a valuation was performed, resulting in an impairment charge to goodwill of $4.8 million and the Usach trade name of $0.9 million.

(Loss) Income from Continuing Operations Before Income Taxes.  As a result of the foregoing, net loss from continuing operations was $7.0 million and $6.1 million for the three and nine months ended September 30, 2014, respectively, compared to net income from continuing operations of $2.3 million and $4.9 million for the same periods in 2013.

Income Taxes.  The provision for income taxes was $0.5 million and $0.8 million for the three and nine months ended September 30, 2014, respectively, compared to $1.1 million and $1.6 million for the same periods in 2013. The effective tax rates were (7.7)% and (14.0)% for the three and nine months ended September 30, 2014, respectively, compared to 48.0% and 33.1% for the same periods in 2013, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate.

We continue to maintain a valuation allowance on all or a portion of the tax benefits of our U.S., Canada, U.K., Germany, and the Netherlands net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained in the respective jurisdiction.

Net (Loss) Income. As a result of the foregoing, net loss for the three months ended September 30, 2014 was $7.6 million, or 11.0% of net sales, compared to net income of $1.5 million, or 1.9% of net sales, for the same period in 2013. Net loss for the nine months ended September 30, 2014 was $6.7 million, or 3.1% of net sales, compared to net income of $3.8 million, or 1.7% of net sales, for the same period in 2013. Both basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2014 were $(0.60) and $(0.53), respectively, compared to $0.13 and $0.32, respectively for the same periods in 2013.

Business Segment Information — Comparison of the three and nine months ended September 30, 2014 and 2013

In 2013, the Company changed its reportable business segment from one reportable segment to two reportable segments, Metalcutting Machine Solutions (“MMS”) and Aftermarket Tooling and Accessories (“ATA”). The Company has recast its disclosures for all periods presented to conform to this segment presentation.

Metalcutting Machine Solutions Segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales	$52,353	$64,382	$(12,029)	(19)%	$167,977	$191,272	$(23,295)	(12)%
Segment (loss) income	(2,094)	2,149	(4,243)	(197)%	(2,107)	6,224	(8,331)	(134)%

MMS sales declined by $12.0 million, or 19% in the three months ended September 30, 2014 when compared with the same period in 2013. MMS sales declined by $23.3 million, or 12% in the nine months ended September 30, 2014 when compared with the same period in 2013. The primary driver was lower levels of machine sales throughout the world due to economic uncertainty, which impacted levels of capital investment made in our major markets.

Segment loss for the three months ended September 30, 2014 was $2.1 million, or $4.2 million below 2013 performance. Segment loss was $2.1 million for the nine months ended September 30, 2014, or $8.3 million below 2013 performance. The primary factor in reduced profitability in the quarter was impacted by lower sales levels and product mix. For the year-to-date period, lower production levels due to lower machine demand resulted in under absorption of factory costs due to lower utilization of our factories caused the decline in segment profitability.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Sales	$16,681	$15,462	$1,219	8%	$50,909	$35,448	$15,461	44%
Segment income	1,338	1,564	(226)	(14)%	5,072	4,464	608	14%

ATA sales for the three months ended September 30, 2014 were $16.7 million, an increase of $1.2 million when compared to the corresponding period in 2013. ATA sales for the nine months ended September 30, 2014 were $50.9 million, an increase of $15.5 million when compared to the same period in 2013. Virtually all of the additional sales were generated from the newly acquired Forkardt business in May of 2013.

Segment income for the three months ended September 30, 2014 was $1.3 million, a 14% decrease from the prior year. Segment income for the nine months ended September 30, 2014 was $5.1 million, a 14% increase over prior year. The additional income was driven by the incremental Forkardt sales volume, offset in part by lower productivity in the U.S. and Germany, which resulted in lower profitability.

Segment Summary For the Three and Nine Months Ended September 30, 2014 (in thousands):

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,353	$16,681	$(110)	$68,924	$64,382	$15,462	$(60)	$79,784
Segment (loss) income	(2,094)	1,338		(756)	2,149	1,564		3,713
Unallocated corporate expense				(859)				(415)
Interest expense, net				(156)				(311)
Other unallocated income (expense)				(5,263)				(730)
(Loss) income from continuing operations, before income taxes				$(7,034)				$2,257

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$167,977	$50,909	$(261)	$218,625	$191,272	$35,448	$(362)	$226,358
Segment (loss) income	(2,107)	5,072		2,965	6,224	4,464		10,688
Unallocated corporate expense				(3,151)				(1,931)
Interest expense, net				(522)				(798)
Other unallocated income (expense)				(5,347)				(3,072)
(Loss) income from continuing operations, before income taxes				$(6,055)				$4,887

Summary of Cash Flows for the Nine Months Ended September 30, 2014 and 2013:

During the nine months ended September 30, 2014, we used $0.8 million net cash for operating activities. The net cash used was driven by a net loss (as adjusted for depreciation and amortization expense and impairment loss), an increase in inventories based on orders and associated production levels, and a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan. These cash inflows were offset in part by an increase in accounts payable due to timing of purchases and payment activity, a decrease in customer receivables due to the timing of sales and collection activity, an increase in customer deposits due to timing of shipments and new orders received, and decreases in other assets.

During the nine months ended September 30, 2013, we generated $8.4 million net cash in operating activities. The generation of net cash was primarily driven by a decrease in customer receivables due to the timing of sales and collection activity, decreases in inventory levels, as well as an increase in customer deposits as a result of improving order activity in North America and Asia. The cash inflow was offset in part by a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan, and a decrease in accounts payable due to timing of purchases and payment activity.

Net cash used in investing activities was $7.2 million for the nine months ended September 30, 2014. The primary uses of cash was for the acquisitions of Forkardt India and Voumard, combined with capital expenditures during the period, which were made primarily for maintenance capital purchases. These cash outflows were offset in part by additional consideration received during the current year as a result of the final working capital adjustments on the sale of the Forkardt Switzerland operations, and proceeds from the sale of fixed assets made during the ordinary course of business.

Net cash used in investing activities was $36.3 million for the nine months ended September 30, 2013. In May of 2013, we used $34.3 million net cash to acquire Forkardt. In addition, we used $2.2 million in cash for capital expenditures, which were made primarily for maintenance capital purchases.

Net cash flow used by financing activities was $11.0 million for the nine months ended September 30, 2014. Cash used was primarily attributable to $8.4 million of payments on long-term debt due to the mandatory principal payments in connection with the at-the-market stock offering program, pay down of debt with a portion of the proceeds from the sale of the Forkardt Switzerland operations, and normal scheduled payment activity, combined with a $7.5 million payment of contingent consideration in connection with a prior acquisition, and year-to-date dividends paid of $0.8 million. These cash outflows were offset in part by $5.7 million of proceeds from sale of common stock in connection with the at-the-market stock offering sales agreement entered into on August 9, 2013.

During the nine months ended September 30, 2013, net cash provided by financing activities was $17.3 million. Cash provided by financing activities was primarily due to $23.0 million in term loan proceeds used to partially fund the acquisition of Forkardt, as well as additional borrowings under our existing credit facilities to align financing activities to current working capital needs.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $81.3 million at September 30, 2014 and $76.6 million at December 31, 2013, of which $57.9 million and $58.0 million, respectively, can be borrowed for working capital needs. As of September 30, 2014 and December 31, 2013, $74.5 million and $70.0 million was available for borrowing under these respective arrangements, of which $57.1 million and $56.8 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $17.5 million and $26.6 million at September 30, 2014 and December 31, 2013, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of September 30, 2014, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs. During the nine months ended September 30, 2014, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

On August 9, 2013, the Company entered into a sales agreement with an independent sales agent, under which we may sell shares of our common stock with an aggregate price of up to $25.0 million in sales deemed to be “at-the-market” offerings as defined in Rule 415 under the Securities Act of 1933, as amended. As of October 31, 2014 we have sold 1,014,252 shares of our common stock for aggregate net proceeds of $14.6 million. The Board authorized this sales program for a period of one year ending August 8, 2014. This authorization has not been renewed as of September 30, 2014.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first nine months of 2014. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2013 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2014, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, due to a material weakness in the Company’s internal control over financial reporting related to the computation of the Company’s gain from the sale of the Forkardt Swiss operations in December 2013. Specifically, management review over complex, non-routine transactions that could have a significant impact on financial reporting was not operating effectively as of December 31, 2013. The Company has implemented new controls and procedures in the current year to address the material weakness identified as of December 31, 2013, including engaging third-party specialists to provide additional review when significant non-routine transactions of a complex nature occur. As of September 30, 2014, the Company has entered into a significant complex non-routine transaction; however, due to the proximity of the transaction to the reporting date, testing of the newly implemented controls and procedures has not been completed. Accordingly, we are unable to conclude that the material weakness has been remediated as of September 30, 2014.

Except as discussed above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

2.1
Asset Purchase Agreement, dated as of September 5, 2014, by and among Peter Wolters GmbH, Lam Research Corporation, Hardinge GmbH, L. Kellenberger & Co., AG and Hardinge Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014).

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

10.1
Amended and Restated Employment Agreement dated as of August 8, 2014, between Hardinge Inc. and Edward J. Gaio (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2014).

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

HARDINGE INC.
Registrant

November 6, 2014	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2014	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

November 6, 2014	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)