Form 10-K
period 2014-12-31
HARDINGE INC
filed 2015-03-12
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

(607) 734-2281
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐Yes  ☒No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     ☐Yes  ☒No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      ☒Yes  ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      ☒Yes  ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $157.1 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2014.
As of March 6, 2015 there were 12,847,716 shares of common stock of the registrant outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of Hardinge Inc.'s Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Commission on or about March 26, 2015 are incorporated by reference to Part III of this Form 10-K.

HARDINGE INC. AND SUBSIDIARIES

PART I

Item 1. Business.

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

We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metalcutting machines and workholding technology solutions. The Company has the following direct and indirect wholly owned subsidiaries:

North America:
Canadian Hardinge Machine Tools, Ltd.	Toronto, Canada
Forkardt Inc.	Traverse City, Michigan
Hardinge Technology Systems, Inc.	Elmira, New York
Usach Technologies Inc.	Elgin, Illinois
Europe:
Forkardt Deutschland GmbH	Ekrath, Germany
Forkardt SAS	Noisy le Sec, France
Hardinge GmbH	Krefeld, Germany
Hardinge Holdings GmbH	St. Gallen, Switzerland
Hardinge Holdings B.V.	Amsterdam, Netherlands
Hardinge Machine Tools B.V.	Raamsdonksveer, Netherlands
Jones & Shipman Hardinge Limited	Leicester, England
Jones & Shipman SARL	Bron, France
L. Kellenberger & Co., AG	St. Gallen, Switzerland
Asia and Other:
Forkardt India LLP	Hyderabad, India
Hardinge China Limited	Hong Kong, People's Republic of China
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge Machine Tools B.V., Taiwan Branch	Nan Tou City, Taiwan, Republic of China
Hardinge Precision Machinery (Jiaxing) Company, Limited	Jiaxing, People's Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China

We have manufacturing facilities located in China, Switzerland, Taiwan, Germany, France, India, the United Kingdom ("U.K.") and the United States ("U.S."). We manufacture the majority of the products we sell.

Products

We supply high precision computer controlled metalcutting turning machines, grinding machines, machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value.

Segments

The Company has two unique business segments: Metalcutting Machine Solutions ("MMS") and Aftermarket Tooling and Accessories ("ATA").

Metalcutting Machine Solutions (MMS)

This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately forty thousand dollars for some high volume products to around two million dollars for some lower volume grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles as our customers are looking for productivity improvements or they have new products that require new machining capabilities.

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

Grinding is a machining process in which a part's surface is shaped to closer tolerances with a rotating abrasive wheel or tool when compared with other available metalcutting technologies. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of our Kellenberger subsidiary are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been partially completed on a lathe. The Kellenberger grinding machines are generally purchased by the same type of customers as other Hardinge equipment and further our ability to be a primary source for our customers.

Our Kellenberger precision grinding technology is complemented by our Hauser, Tschudin, Jones & Shipman, Usach, and Voumard grinding brands. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and mold-making applications. Tschudin product technology is focused on the specialized grinding of cylindrical parts when the customer requires high volume production. Our Tschudin machines are generally equipped with automatic loading and unloading mechanisms for the part being machined. These loading and unloading mechanisms significantly reduce the level of involvement a machine operator has to perform in the production process. Our Jones & Shipman brand represents a line of high-quality grinding (surface, creep feed, and cylindrical) machines. These super-abrasive machines and machining systems are used by a diverse range of industries. Usach and Voumard machines are high quality internal diameter cylindrical grinding systems used in production and job shop environments.

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

We focus on products and solutions for companies making parts from hard-to-machine materials with hard to sustain close tolerances and hard to achieve surface finishes that may be hard to hold in the machine. We believe that with our high precision and super precision lathes, our grinding machines, and our rugged machining centers, combined with our accessory products and our technical expertise, we are uniquely qualified to be the supplier of choice for customers manufacturing to demanding specifications.

Multiple options are available on many of our machines, which allows customers to customize their machines to their specific operating performance and cost objectives. We produce machines for stock with popular option combinations for immediate delivery, as well as design and produce machines to specific customer requirements. In addition to our machines, we provide the necessary tooling, accessories, and support services to assist customers in maximizing their return on investment.

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

Aftermarket Tooling and Accessories (ATA)

This segment includes products that are purchased by manufacturers throughout the lives of their machines. The selling prices of these units are relatively low per piece with prices ranging from fifty dollars on high volume collets to twenty thousand dollars or more for specialty chucks. While considered to be consumable, these products are more durable in nature, with replacement due to wear over time. Our products are used on all types and brands of machine tools, not limited to our own. Sales levels are affected by manufacturing cycles, but not to the severity of the capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment and therefore accessories are still needed as they wear out or they are needed for a change in production requirements.

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

 In May of 2013, the Company acquired Forkardt, a global provider of specialty chucks. Forkardt is based in Traverse City, Michigan with operations in the United States, Europe, and Asia that provide unique solutions for demanding workholding applications. This acquisition positions Hardinge as one of the largest manufacturers of rotating workholding solutions in the world. In December of 2013, we divested the Forkardt Swiss operations due to potential customer conflicts.

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

We promote recognition of our products in the marketplace through advertising in trade publications, web presences, email newsletters, and participation in industry trade shows. In addition, we market our non-machine products and capabilities through publication of general catalogs and other targeted catalogs, which we distribute to existing and prospective customers. We have a considerable presence on the internet at www.hardinge.com and www.forkardt.com, where customers can obtain information about our products and place orders for accessories, tooling, knee mill products and repair parts.

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

No single customer or related group of customers accounted for more than 6% of our consolidated sales in 2014 or 2013. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

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

We compete in various sectors of the machine tool market within the products of turning, milling, grinding, tooling and accessories. We compete with numerous vendors in each market sector we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service, and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level their products can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as DMG Mori Seiki, Mazak, and Okuma. Competition in our more standard turning and milling equipment comes, in part, from those companies as well as Doosan, which is based in South Korea, and Haas which is based in the U.S., as well as many Taiwanese companies. Our internal and outer diameter (ID/OD) cylindrical grinding machines compete primarily with Studer, a Swiss company as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with Okamoto in Japan and Chevalier in Taiwan. Our ATA products compete with many smaller companies.

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

Sources and Availability of Components

Our machines within the MMS segment are produced around the world. We produce certain of our lathes, knee mills, and related products at our Elmira, New York plant. The Kellenberger and Voumard grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. The Jones & Shipman grinding machines are manufactured at our Leicester, England plant. The Usach grinding machines are manufactured at our Elgin, Illinois plant. We produce machining centers and lathes at our Hardinge Taiwan facility in Nan Tou, Taiwan and our Hardinge Precision Machinery (Jiaxing) Company, Ltd. facility in Jiaxing, China. The Company's Forkardt and Hardinge branded ATA segment products and solutions are engineered and produced in our plants located in Traverse City, Michigan, Elmira, New York, Kirchentellinsfurt, Germany, Noisy le Sec, France, and Hyderabad, India. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and historically, we have not experienced a serious supply interruption. However, in 2011, because of the increase in demand driven by early 2011 worldwide order activity, producers of bearings, ball screws, and linear guides had difficulty meeting the rise in demand. Similar demand increase in the future could impact our production schedules.

A major component of our computer controlled machines is the computer and related electronics package. We purchase these components from Fanuc Limited, a Japanese electronics company, Heidenhain, a German control supplier, Mitsubishi Electric, a Japanese electronics company, or from Siemens, another German control manufacturer. While we believe that design changes could be made to our machines to allow sourcing from several other existing suppliers, and we occasionally do so for special orders, a disruption in the supply of the computer controls from one of our suppliers could cause us to experience a substantial disruption of our operations, depending on the circumstances at the time. We purchase parts from these suppliers under normal trade terms. There are no agreements with these suppliers to purchase minimum volumes per year.

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

The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $13.9 million, $12.5 million and $12.3 million, in 2014, 2013 and 2012, respectively.

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

We deliver many of our machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases, the customer usually observes and inspects the parts being made on the machine at our facility before it is shipped and the timing of the sale is dependent upon the customer's schedule and acceptance. Therefore, sales from quarter-to-quarter can vary depending upon the timing of those customers' acceptances and the significance of those orders.

We feel it is important, where practical, to provide readily available accessories and replacement parts for the machines we sell and we carry inventory at levels sufficient to meet these customer requirements.

Governmental Regulations

We believe that our current operations and our current uses of property, plant and equipment conform in all material respects to applicable laws and regulations in the various countries in which we conduct business.

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

A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRPs"), have agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, the draft Feasibility Study was submitted to the EPA. The PRPs are preparing a revised draft feasibility study to update site information and to address issues raised by the EPA.

The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. The proposed revised draft feasibility study is identifying an estimated life-cycle range from $0.9 million to $3.7 million. We estimate that our portion of the potential costs, based upon the proposed revised feasibility study, are estimated to range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, we have recorded a reserve of $0.2 million for the Company's share of remediation expenses at the Pond as of December 31, 2014. This reserve is included in "Accrued expenses" in the Consolidated Balance Sheets.

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

Employees

As of December 31, 2014, Hardinge Inc. employed 1,478 persons, 493 of whom were located in the United States. Management believes that relations with our employees are good.

Foreign Operations and Export Sales

Information related to foreign and domestic operations and sales is included in Note 17. "Segment Information" to the Consolidated Financial Statements contained in this Annual Report. Our strategy has been to diversify our sales and operations geographically so that the impact of economic trends in different regions can be balanced.

The risks associated with conducting business on an international basis are discussed further in Item 1A. "Risk Factors".

Item 1A. Risk Factors.

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

Our customers' activity levels and spending for our products and services have been impacted by global economic conditions, especially deterioration in the credit markets.

For many of our customers, the purchase of our machines represents a significant capital expenditure. For others, the purchase of our machines is a part of a larger improvement or expansion of manufacturing capability. For all, the purchase represents a long term commitment of capital raised by incurrence of debt, issuance of equity or use of cash flow from operations. Global economic and financial difficulties across the world in recent years have been well documented. Governments in Europe, Asia and the U.S. subsequently intervened in an effort to improve economic conditions. These interventions may have reduced the overall impact of the crisis, but also created instability, uncertainty and doubt. During this period, many of our customers experienced uncertain cash flows and reduced access to credit and equity markets, all of which made commitment to larger long term capital projects difficult. While global conditions appear to have improved, similar conditions in the future could negatively impact our operating results.

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

The following factors, among others, significantly influence demand for our products:

▪	Fluctuations in capacity at both OEMs and job shops;

▪	The availability of skilled machinists;

▪	The need to replace machines that have reached the end of their useful life;

▪	The need to replace older machines with new technology that increases productivity, reduces general manufacturing costs, and machines parts in a new way;

▪	The evolution of end-use products requiring machining to more specific tolerances;

▪	Our customers' use of new materials requiring machining by different processes;

▪	General economic and manufacturing industry expansions and contractions; and

▪	Changes in manufacturing capabilities in developing regions.

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

We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2014, approximately 68% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These factors include:

▪	A prolonged world-wide economic downturn or economic uncertainty in our principal international markets including Asia and Europe;

▪	Changes in political, regulatory, legal, or economic conditions;

▪
Restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where we do business;

▪	Disruptions of capital and trading markets;

▪	Changes in import or export licensing requirements;

▪	Transportation delays;

▪	Civil disturbances or political instability;

▪	Geopolitical turmoil, including terrorism or war;

▪	Currency restrictions and exchange rate fluctuations;

▪	Changes in labor standards;

▪	Limitations on our ability under local laws to protect our intellectual property;

▪	Nationalization and expropriation;

▪	Changes in domestic and foreign tax laws;

▪	Difficulty in obtaining distribution and support; and

▪	Health epidemics and other localized health risks.

Additionally, we must comply with complex foreign and U.S. laws and regulations, such as the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to government officials, and anti-corruption regulations. Violations of these laws and regulations could result in fines and penalties, criminal sanctions, restrictions on our business conduct and on our ability to offer products in one or more countries, and could adversely affect our reputation, our ability to attract and retain employees, our international operations, our business and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors or agents, as well as those companies to which we outsource certain of our business operations, will not violate these policies.

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

We may elect to increase our product offerings and the markets we serve through acquisitions of other companies, product lines, technologies and personnel. Acquisitions involve numerous risks, including the following:

▪	Difficulties in integrating the operations, technologies, products and personnel of the acquired companies;

▪	Diversion of management's attention from normal daily operations of the business;

▪	Potential difficulties in completing projects associated with in-process research and development;

▪	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions;

▪	Initial dependence on unfamiliar supply chains or relatively small supply partners;

▪	Difficulties in predicting market demand for acquired products and technologies and the resultant risk of acquiring excess or obsolete inventory;

▪	Insufficient revenues to offset increased expenses associated with acquisitions; and

▪	The potential loss of key employees of the acquired companies.

Acquisitions may also cause us to:

▪	Issue common stock that would dilute our current shareholders' percentage ownership;

▪	Increase our level of indebtedness;

▪	Assume liabilities;

▪	Record goodwill and non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges;

▪	Incur amortization expenses related to certain intangible assets;

▪	Incur large and immediate write-offs and restructuring and other related expenses; and

▪	Become subject to litigation.

Acquisitions are inherently risky, and no assurance can be given that our recent or future acquisitions, if any, will be successful and will not have material adverse effect on our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions we make could harm our business and operating results in a material way. Additionally, we may incur significant expenses related to potential acquisitions that are not completed. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products, technologies, facilities, and personnel to an inability to do so. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products.

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

The ability to raise financial capital, either in public or private markets or through commercial banks, is critical to our current business and future growth. Our business is generally working capital intensive requiring a long cash-out to cash-in cycle. In addition, we will rely on the availability of longer-term debt financing or equity financing to make investments in new opportunities. Our access to the financial markets could be adversely impacted by various factors including the following:

▪	Changes in credit markets that reduce available credit or the ability to renew existing facilities on acceptable terms;

▪	A deterioration in our financial condition that would violate current loan agreement covenants or prohibit us from obtaining additional capital from banks, financial institutions, or investors;

▪	Extreme volatility in credit markets that increase margin or credit requirements; and

▪	Volatility in our results that would substantially increase the cost of our capital.

We are subject to significant foreign exchange and currency risks that could adversely affect our operations and our ability to reinvest earnings from operations.

Our international operations generate sales in a number of foreign currencies including British Pound Sterling ("GBP"), Chinese Renminbi ("CNY"), Euros ("EUR"), Indian Rupee ("INR"), New Taiwanese Dollars ("TWD"), and Swiss Francs ("CHF"). Therefore, our results of operations and financial condition are affected by fluctuations in exchange rates between these currencies and the U.S. dollar ("USD"). In addition, our purchases of components in CNY, EUR, TWD, CHF, and Japanese Yen ("JPY") are affected by inter-currency fluctuations in exchange rates.

We prepare our financial statements in USD in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), but a sizable portion of our revenue and operating expenses are in foreign currencies. As a result, we are subject to significant risks, including:

▪	Foreign exchange risks resulting from changes in foreign exchange rates and the implementation or termination of exchange controls; and

▪	Limitations on our ability to reinvest earnings from operations in one country to fund the capital needs of our operations in other countries.

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

We provide defined benefit pension plans to eligible employees. Our pension expense, the funding status of our plans and related charges in other comprehensive income (loss), and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets and the actuarial assumptions we use to measure our defined benefit pension plan obligations, including the rate at which future obligations are discounted to a present value, or the discount rate. Should the assets earn a return less than the assumed rate of return over time, it is likely that future pension expenses and funding requirements would increase. Investment earnings in excess of the assumed rate of return may reduce future pension expenses and funding requirements. A change in the discount rate would impact the funded status of our plans. An increase to the discount rate would generally reduce the pension liability and future pension expense and, conversely, a lower discount rate would generally increase the pension liability and the future pension expense.

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

If we are unable to attract and retain skilled employees to work at our manufacturing facilities, our operations and growth prospects would be adversely impacted.

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

The technologies incorporated in our products change and generally new versions of machines are brought to market in three to five year cycles. The phasing out of an old product involves both estimating the amount of inventory to hold to satisfy the final demand for those machines as well as to satisfy future repair part needs. Based on changing customer demand and expectations of delivery times for repair parts, we may find that we have either obsolete or excess inventory on hand. Because of unforeseen changes in technology, market demand, or competition, we may have to write off unusable inventory at some time in the future, which may adversely affect our results of operations and financial condition.

Major changes in the economic situation of our customer base could require us to write off significant portion of our receivables from customers.

In difficult economic periods, our customers lose work and find it difficult if not impossible to pay for products purchased from us. Although appropriate credit reviews are done at the time of sale, rapidly changing economic conditions can have sudden impacts on our customers' ability to pay. We run the risk of bad debt on existing time payment contracts and open accounts. If we write off significant parts of our customer accounts or notes receivable because of unforeseen changes in their business condition, it would adversely affect our results of operations, financial condition, and cash flows.

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

Our business operations may be adversely affected by interruptions or failures of our technology information systems.

We are dependent on multiple information technology systems throughout our company to operate our business. An interruption or failure of our information technology systems, or a cybersecurity attack, such as unauthorized access, malicious software or other intrusion, may result in a significant disruption of our business operations and materially increase our costs of operations.

We rely in part on independent distributors and the loss of these distributors could adversely affect our business.

In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2014, approximately 66% of our sales were through distributors and agents. No distributor accounted for more than 5% of our consolidated sales in 2014. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

We rely on estimated forecasts of our customers' needs, and inaccuracies in such forecasts could adversely affect our business.

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

Various federal, state and foreign labor laws govern the relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime, unemployment tax rates, workers' compensation rates, citizenship requirements, and costs to terminate or layoff employees. Significant additional government-imposed increases in the following areas could materially affect our business, financial condition, operating results, or cash flow:

▪	minimum wages;

▪	mandated health benefits;

▪	paid leaves of absence;

▪	mandatory severance payments; and

▪	employment taxes.

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

We believe, based upon information currently available that, except with respect to the environmental matter concerning the Kentucky Avenue Wellfield Site as described in Part I Item 1. "Business - Environmental Matters", we will not have material liabilities for environmental remediation. Though the foregoing reflects the Company's current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to periodically furnish a report by our management regarding, among other things, the effectiveness of our internal control over financial reporting. Our management has concluded that, as of December 31, 2014, the Company's internal control over financial reporting was effective.

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

Under a Controlled Equity Offering Sales Agreement entered into with Cantor Fitzgerald & Co. on August 9, 2013, we have sold approximately $14.6 million of shares of our common stock, as of December 31, 2014, through "at-the-market" offerings, and may offer and sell, from time to time through such offerings an additional amount of up to an aggregate offering price of $25.0 million of shares of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Owned Properties:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
Jiaxing, China	Manufacturing, Engineering, Demonstration, and Administration (Buildings and improvements are owned by the Company; land is under 50-year lease expiring in November 2060)	7 acres 223,179 sq. ft
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou City, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Romanshorn, Switzerland	Manufacturing	2 acres 42,324 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Service, and Turnkey Systems	4 acres 41,500 sq. ft.
Traverse City, Michigan	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	2.4 acres 38,800 sq. ft.

Leased Properties:

Location	Type of Facility	Square Footage	Lease Expiration Date
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Ekrath, Germany	Sales, Service, Administration, Engineering, and Marketing	45,025 sq. ft.	4/30/2016
Reutlingen, Germany	Manufacturing and Engineering	39,547 sq. ft.	8/31/19
Shanghai, China	Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	38,820 sq. ft.	5/31/18
Elgin, Illinois	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	34,000 sq. ft.	12/31/17
Krefeld, Germany	Sales, Turnkey Systems, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
Hyderabad, India	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	10,000 sq. ft.	9/30/16
Biel, Switzerland	Manufacturing, Sales, Engineering, Turnkey Systems, Service, and Administration	7,995 sq. ft.	6/30/15
Noisy le Sec, France	Manufacturing, Engineering, Marketing, Sales, Administration, and Service	7,320 sq. ft.	12/31/19
St. Gallen, Switzerland	Manufacturing	7,136 sq. ft.	12/31/19
Bron, France	Marketing, Sales, Administration, and Service	2,680 sq. ft.	4/1/23

Item 3. Legal Proceedings.

The Company is from time to time involved in routine litigation incidental to its operations. None of the litigation in which we are currently involved, individually or in the aggregate, is anticipated to be material to our financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table reflects the highest and lowest values at which our common stock traded in each quarter of the last two years. Our common stock trades on the NASDAQ Global Select Market under the symbol "HDNG". The table also includes dividends per share, by quarter:

	2014			2013
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$14.86	$12.86	$0.02	$13.95	$10.00	$0.02
June 30,	14.66	11.40	0.02	14.97	11.91	0.02
September 30,	13.00	10.75	0.02	16.88	13.63	0.02
December 31,	12.59	9.77	0.02	15.68	13.79	0.02

At March 6, 2015, there were 228 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total return for Hardinge Inc. common stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of 16 peer issuers, and our old peer group of 15 peer issuers. The companies included in our new peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our new peer group includes Altra Holding, Inc., Cohu, Inc., Columbus McKinnon Corporation, Dynamic Materials Corporation, Electro Scientific Industries Inc., Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., Newport Corporation, NN, Inc., PMFG, Inc., Rudolph Technologies, Inc., Sifco Industries Inc., Transcat Inc., and Twin Disc Inc. Our old peer group included Flow International Corporation and Zygo Corporation, both of which were acquired during 2014 and were no longer publicly traded. We replaced these two companies with Dynamic Materials Corporation, PMFG, Inc., and Rudolph Technologies. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2009. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., the NASDAQ Composite Index,
Old Peer Group and New Peer Group

____________________
*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Fiscal year ended December 31,	2009	2010	2011	2012	2013	2014
Hardinge Inc.	$100.00	$177.92	$147.94	$184.21	$269.72	$223.60
NASDAQ Composite	100.00	118.02	117.04	137.47	192.62	221.02
Old Peer Group	100.00	159.20	149.42	138.66	189.30	185.28
New Peer Group	100.00	149.81	140.26	128.68	173.15	161.12

Item 6. Selected Financial Data.

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other information included herein (amounts in thousands except per share data):

	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Sales	$311,633	$329,459	$334,413	$341,573	$257,007
Cost of sales	224,755	236,220	237,576	250,545	195,717
Gross profit	86,878	93,239	96,837	91,028	61,290
Selling, general and administrative expenses	81,045	79,533	76,196	73,599	65,650
Impairment charges(1)	5,766	6,239	—	—	(25)
Other expense (income), net	514	471	559	832	(1,605)
Operating (loss) income	(447)	6,996	20,082	16,597	(2,730)
Interest expense, net	678	1,064	741	238	336
(Loss) income from continuing operations before income taxes	(1,125)	5,932	19,341	16,359	(3,066)
Income taxes	1,233	1,537	1,486	4,373	2,168
(Loss) income from continuing operations	(2,358)	4,395	17,855	11,986	(5,234)
Gain from disposal of discontinued operation, and income from discontinued operations, net of tax(2)	218	5,532	—	—	—
Net (loss) income	$(2,140)	$9,927	$17,855	$11,986	$(5,234)
PER SHARE DATA:
Basic (loss) earnings per share:
Continuing operations	$(0.19)	$0.37	$1.53	$1.03	$(0.46)
Discontinued operations	0.02	0.47	—	—	—
Basic (loss) earnings per share	$(0.17)	$0.84	$1.53	$1.03	$(0.46)
Weighted average basic shares outstanding	12,661	11,801	11,557	11,463	11,409

Diluted (loss) earnings per share:
Continuing operations	$(0.19)	$0.37	$1.53	$1.02	$(0.46)
Discontinued operations	0.02	0.46	—	—	—
Diluted (loss) earnings per share	$(0.17)	$0.83	$1.53	$1.02	$(0.46)
Weighted average diluted shares outstanding	12,661	11,891	11,596	11,548	11,409

Cash dividends declared per share	$0.08	$0.08	$0.08	$0.05	$0.02
BALANCE SHEET DATA:
Working capital	$134,338	$136,931	$128,069	$126,851	$126,669
Total assets	311,320	344,183	325,654	311,669	274,847
Total debt	16,225	26,635	19,989	21,537	5,044
Shareholders' equity	169,596	203,788	161,207	147,023	157,902
____________________

(1)
2014 and 2013 results include non-cash charges of $5.8 million and $6.2 million, respectively, for impairment of goodwill and other intangible assets. $5.8 million and $5.1 million in 2014 and 2013, respectively, was related to the impairment in the value of goodwill and the trade name associated with the purchase of Usach, and $1.1 million in 2013 was related to the impairment of the Forkardt trade name as a result of the Forkardt Swiss business divestiture.

(2)
On December 31, 2013, the Company divested its Forkardt operations in Switzerland for CHF 5.6 million, net of cash sold ($6.3 million equivalent), resulting in a gain of $4.9 million. In March 2014, the Company recognized $0.2 million of additional consideration as a result of final working capital adjustments.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview. We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 68% of our 2014 sales were to customers outside of North America, 71% of our 2014 products sold were manufactured outside of North America, and 67% of our employees in 2014 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 34% of overall sales in 2014 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan, which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”). Under US GAAP, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

For the year ended December 31, 2014, foreign currency fluctuations did not have a material impact on sales when compared to 2013.

Results of Operations

Presented below is summarized selected financial data for the years ended December 31, 2014 and 2013 (in thousands):

	2014	% of Sales	2013	% of Sales	$ Change	% Change
Sales	$311,633		$329,459		$(17,826)	(5.4)%
Gross profit	86,878	27.9%	93,239	28.3%	(6,361)	(6.8)%
Selling, general and administrative expenses	81,045	26.0%	79,533	24.1%	1,512	1.9%
Impairment charges	5,766		6,239		(473)	(7.6)%
Other expense, net	514		471		43	9.1%
(Loss) income from operations	(447)	(0.1)%	6,996	2.1%	(7,443)	(106.4)%
Interest expense, net	678		1,064		(386)	(36.3)%
(Loss) income from continuing operations before income taxes	(1,125)		5,932		(7,057)	(119.0)%
Income taxes	1,233		1,537		(304)	(19.8)%
Net (loss) income from continuing operations	(2,358)	(0.8)%	4,395	1.3%	(6,753)	(153.7)%
Gain from disposal of discontinued operation and income from discontinued operations, net of tax	218		5,532		(5,314)	(96.1)%
Net (loss) income	$(2,140)	(0.7)%	$9,927	3.0%	$(12,067)	(121.6)%

Sales. The table below summarizes sales by each corresponding geographical region for the year ended December 31, 2014 compared to the year ended December 31, 2013 (in thousands):

	2014		2013		Change
	$	%	$	%	$	%
Sales to customers in:
North America	$100,894	32.3%	$109,457	33.2%	$(8,563)	(7.8)%
Europe	103,063	33.1%	100,126	30.4%	2,937	2.9%
Asia	107,676	34.6%	119,876	36.4%	(12,200)	(10.2)%
Total	$311,633	100.0%	$329,459	100.0%	$(17,826)	(5.4)%

Sales for the year ended December 31, 2014 were $311.6 million, a decrease of $17.8 million, or 5.4% when compared to the prior year. The leading cause of the overall decline in sales as compared to the prior year was primarily a result of lower sales volume at Usach of $17.9 million, due to the unusually strong shipments in 2013 that resulted from the significant backlog acquired at the end of 2012, combined with an overall decline in sales of the Company's other machine solutions of $15.4 million. These decreases were offset in part by the full year impact of the acquisition of Forkardt, which contributed $15.3 million in incremental sales during the year ended December 31, 2014.

North America sales were $100.9 million and $109.5 million, respectively, for the years ended December 31, 2014 and 2013, a decrease of $8.6 million, or 7.8%. The current year decrease is driven by the reduction in Usach sales as mentioned above of $8.2 million, combined with reduced sales levels of the company’s other grinding machines of $7.7 million, partially offset by the full year impact of the acquisition of Forkardt, which contributed $6.2 million in incremental sales during the year ended December 31, 2014.

Europe sales were $103.1 million and $100.1 million for the years ended December 31, 2014 and 2013, respectively, an increase of $2.9 million, or 2.9%. The full year impact of the acquisition of Forkardt contributed $7.7 million in incremental sales, offset by lower turning and milling machine sales of $5.3 million in 2014.

Asia sales were $107.7 million and $119.9 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $12.2 million, or 10.2%. This decrease was primarily due to the decrease in Usach sales of $9.7 million, combined with an overall decrease in other grinding machine sales of $1.9 million, along with an unfavorable impact from currency exchange rate fluctuations of $1.1 million. The full year impact of the acquisition of Forkardt partially offset the overall decrease in sales, contributing $1.4 million in incremental sales. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China is reporting a current year decline in demand, Hardinge has been able to maintain sales volume levels in the primary customer segments that it serves.

Sales of machines accounted for approximately 66% of the consolidated sales for the year ended December 31, 2014, compared to 72% in 2013. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 34% of the consolidated sales for the year ended December 31, 2014, compared to 28% in 2013. The increase in the portion of non-machine sales over total sales during the year ended December 31, 2014 when compared to 2013 was primarily driven by sales activity from the acquired Forkardt business.

Gross Profit. Gross profit was $86.9 million, or 27.9% of sales for the year ended December 31, 2014, compared to $93.2 million, or 28.3% of sales in 2013. The decline in gross margin was primarily a result of lower production levels in the Company’s grinding facilities, which resulted in lower factory absorption.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $81.0 million, or 26.0% of net sales for the year ended December 31, 2014, an increase of $1.5 million or 1.9%, compared to $79.5 million, or 24.1% of net sales for the year ended December 31, 2013. SG&A for the year ended December 31, 2014 included $4.3 million of incremental SG&A expense from our Forkardt acquisition, offset in part by the impact of $2.2 million of acquisition related expenses included in prior year, $0.6 million of additional SG&A from our Voumard acquisition, and $0.4 million of unfavorable impact from changes in currency exchange rates. Excluding the impact of the acquisitions and foreign currency rate fluctuations, SG&A decreased by $1.6 million compared to 2013, primarily as a result of charges recorded in 2013 related to the change in our sales distribution in the United Kingdom, for which there are no correlated charges in 2014.

Impairment Charges. An impairment charge to goodwill of $4.8 million and the Usach trade name of $0.9 million was recorded in the third quarter of 2014 as a result of impairment indicators being present in our Usach reporting unit. In 2013, we recorded a non-cash impairment charge of $5.1 million to reduce the value of goodwill and the trade name associated with the purchase of Usach. As a result of these charges in 2014 and 2013, all of the goodwill related to the Usach acquisition has been written off. In addition, in conjunction with the divestiture of the Forkardt Swiss business in 2013, we recorded a $1.1 million non-cash charge associated with the Forkardt trade name.

(Loss) Income from Continuing Operations Before Income Taxes. As a result of the foregoing, net loss from continuing operations was $1.1 million for the year ended December 31, 2014, compared to net income from continuing operations of $5.9 million in 2013.

Income Taxes. The provision for income taxes was $1.2 million for the year ended December 31, 2014, compared to $1.5 million in 2013. The effective tax rates were (109.6)% for the year ended December 31, 2014, compared to 25.9% in 2013, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded. The effective tax rate was influenced by the previously aforementioned impairment charges.

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

Gain from Disposal of Discontinued Operation and Income from Discontinued Operations, net of tax. On December 31, 2013, we sold our Forkardt Swiss business for CHF 5.6 million, net of cash sold ($6.3 million equivalent) and recognized a gain of $4.9 million. In March 2014, the Company recognized $0.2 million of additional consideration as a result of final working capital adjustments associated with the sale of our Forkardt Swiss business. Net income associated with the Forkardt Swiss business was $0.6 million, net of tax, for the year ended December 31, 2013.

Net (Loss) Income. As a result of the foregoing, net loss for the year ended December 31, 2014 was $2.1 million, or 0.7% of net sales, compared to net income of $9.9 million, or 3.0% of net sales in 2013. Both basic and diluted loss per share for the year ended December 31, 2014 were $0.17, compared to basic earnings per share of $0.84 and diluted earnings per share of $0.83 in 2013.

Business Segment Information — Comparison of the years ended December 31, 2014 and 2013

Metalcutting Machine Solutions Segment (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Sales	$243,199	$278,377	$(35,178)	(12.6)%
Segment income	3,950	16,338	(12,388)	(75.8)%

MMS sales declined by $35.2 million, or 12.6% in the year ended December 31, 2014 when compared with 2013. The primary driver was the previously lower sales volume at Usach of $17.9 million, due to the unusually strong shipments in 2013 that resulted from the significant backlog acquired at the end of 2012, combined with lower levels of machine sales throughout the world due to economic uncertainty, which impacted levels of capital investment made in our major markets.

Segment income was $4.0 million for the year ended December 31, 2014, or $12.4 million below 2013 performance. The main factor contributing to the decline in segment income was the impact of lower sales volumes, combined with lower production levels due to lower machine demand that resulted in under absorption of factory costs.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Year Ended December 31,
	2014	2013	$ Change	% Change
Sales	$68,788	$51,553	$17,235	33.4%
Segment income	6,708	5,689	1,019	17.9%

ATA sales for the year ended December 31, 2014 were $68.8 million, an increase of $17.2 million when compared to 2013. Virtually all of the additional sales were generated from the full year impact of the acquired Forkardt business in May of 2013.

Segment income for the year ended December 31, 2014 was $6.7 million, a 17.9% increase over 2013. The additional income was driven by the incremental Forkardt sales volume, offset in part by lower productivity in Germany, which resulted in lower profitability.

Segment Summary For the Year Ended December 31, 2014 (in thousands):

	Year Ended December 31, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$243,199	$68,788	$(354)	$311,633
Segment income	3,950	6,708		10,658
Unallocated corporate expense				(5,540)
Acquisition related inventory step-up charge				(86)
Acquisition related expenses				(178)
Impairment charges				(5,766)
Interest expense, net				(678)
Other unallocated income				465
Loss from continuing operations, before income taxes				$(1,125)

Comparison of the years ended December 31, 2013 and 2012

Presented below is summarized selected financial data for the years ended December 31, 2013 and 2012 (in thousands):

	2013	% of Sales	2012	% of Sales	$ Change	% Change
Sales	$329,459		$334,413		$(4,954)	(1.5)%
Gross profit	93,239	28.3%	96,837	29.0%	(3,598)	(3.7)%
Selling, general and administrative expenses	79,533	24.1%	76,196	22.8%	3,337	4.4%
Impairment charges	6,239		—		6,239	NM
Other expense, net	471		559		(88)	(15.7)%
Income from operations	6,996	2.1%	20,082	6.0%	(13,086)	(65.2)%
Interest expense, net	1,064		741		323	43.6%
Income from continuing operations before income taxes	5,932		19,341		(13,409)	(69.3)%
Income taxes	1,537		1,486		51	3.4%
Net income from continuing operations	4,395	1.3%	17,855	5.3%	(13,460)	(75.4)%
Gain from disposal of discontinued operation and income from discontinued operations, net of tax	5,532		—		5,532	NM
Net income	$9,927	3.0%	$17,855	5.3%	$(7,928)	(44.4)%
____________________
NM = Not Meaningful

Sales. Sales for 2013 were $329.5 million, a decrease of $5.0 million compared to 2012 sales of $334.4 million. Foreign currency translation had a favorable impact of approximately $2.9 million when compared to 2012. Sales from the newly acquired businesses contributed $47.8 million in 2013. Excluding the sales from the newly acquired businesses and the favorable foreign currency impact, sales decreased by $55.7 million, or 17%, when compared to 2012. The sales reduction was primarily a result of unfavorable market conditions for capital spending on machine tools in our European and Asian markets.

The table below summarizes sales by each corresponding geographical region for the years ended December 31, 2013 compared to the year ended 2012 (in thousands):

	2013		2012		Change
	$	%	$	%	$	%
Sales to customers in:
North America	$109,457	33.2%	$83,546	25.0%	$25,911	31.0%
Europe	100,126	30.4%	121,008	36.2%	(20,882)	(17.3)%
Asia	119,876	36.4%	129,859	38.8%	(9,983)	(7.7)%
Total	$329,459	100.0%	$334,413	100.0%	$(4,954)	(1.5)%

North America sales increased by $25.9 million or 31% for the year ended December 31, 2013 compared to 2012. Included in the North American results were $26.8 million of sales from the newly acquired businesses. Excluding those sales, organic sales would have been down by $0.9 million or 1% when compared with 2012. This organic sales performance had the benefit of a strong machine backlog at the end of 2012 for North American demand.

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

Asia sales decreased by $10.0 million or 8% for the year 2013 compared to 2012. Sales from the newly acquired businesses contributed $11.0 million of sales. Sales in this region in 2013 were favorably influenced by foreign currency translation of approximately $1.9 million. Exclusive of the impact of the newly acquired businesses and the impact of currency, organic sales declined by $22.9 million or 18%, compared to 2012. This decline is primarily as result of a decelerating Chinese economy, in addition to the non-recurrence of $16.0 million in sales for several large specialty multi-machine orders to the consumer electronics industry in 2012.

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

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expense for the year 2013 was $79.5 million, or 24.1% of sales, compared to $76.2 million, or 22.8% of sales in 2012. The 2013 increase in SG&A included expenses associated with the newly acquired businesses of $9.7 million in addition to $2.2 million associated with due diligence and transaction costs for the Forkardt acquisition. Excluding those costs, the organic business reduced expenses by $8.6 million, of which $5.9 million is related to the change in our sales distribution in the UK that was previously discussed. Excluding the due diligence and transaction costs, SG&A as a percent of sales would have been 23.5%, or 0.7 points higher than 2012 performance. On an adjusted basis, the increase in SG&A as a percentage of sales for 2012 was primarily driven by reduced sales volume in our machine business.

Impairment charges. As part of the company's review of goodwill and other intangible assets under Accounting Standards Codification (ASC) 350, the Company recorded a non-cash charge of $5.1 million reducing the value of goodwill and the trade name associated with the purchase of Usach. In addition, in conjunction with the divestiture of the company's Forkardt Swiss business, the Company recorded a $1.1 million non-cash charge associated with the Forkardt trade name.

Other Expense, net. Other expense was $0.5 million in 2013 and $0.6 million in 2012. The expense in both years is primarily related to foreign currency losses.

Income from Operations. Income from operations in 2013 was $7.0 million, compared to $20.1 million in 2012. The decrease in income from operations was driven by lower organic sales volume, $6.2 million in impairment charges, and $4.1 million in acquisition and inventory step up costs.

Interest Expense, net. Interest expense includes interest incurred on borrowings under our credit facilities, amortization of deferred financing costs associated with these facilities and related commitment fees. Interest expense for 2013 was $1.1 million compared to $0.9 million for 2012. The increase in interest expense for 2013 compared to 2012 is mainly attributable our higher average outstanding indebtedness related to the term loan associated with the Forkardt acquisition.

Income from Continuing Operations before income taxes. Income from continuing operations before tax was $5.9 million in 2013 compared to $19.3 million in 2012. The decrease in income from continuing operations before tax was driven by lower organic sales volume, $6.2 million in impairment charges, and $4.1 million in acquisition and inventory step up costs.

 Income Taxes. Income tax expense was $1.5 million in 2013 and 2012. The effective tax rate was 25.9% in 2013 and 7.7% in 2012. Generally, income tax expense represents tax expense on profits in certain of the Company's foreign subsidiaries. The effective tax rate in 2013 was unfavorably influenced by the previously aforementioned impairment charges that did not provide a tax benefit. Excluding the impairment charge, the effective tax rate would have been 14.5%. In addition, in 2012, the Company recorded a $2.7 million reduction of valuation allowances required on certain deferred tax assets as a result of the acquisition of Usach. Excluding the valuation allowance adjustment, the effective tax rate in 2012 would have been 21.7%.

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

Net Income from Continuing Operations. Income from continuing operations in 2013 was $4.4 million compared with $17.9 million in 2012. The decrease was a result of lower organic sales volume, $6.2 million in impairment charges, and $4.1 million in acquisition and inventory step up costs, in addition to the non-recurrence of the 2012 $2.7 million tax valuation adjustment.

Gain from Disposal of Discontinued Operation and Income from Discontinued Operations, net of tax. On December 31, 2013, we sold our Forkardt Swiss business for CHF 5.6 million, net of cash sold ($6.3 million equivalent) and recognized a gain of $4.9 million. Net income associated with the Forkardt Swiss business was $0.6 million, net of tax, for the year ended December 31, 2013.

Net Income. Net income for 2013 was $9.9 million, or 3.0% of sales, compared to $17.9 million, or 5.3% of sales in 2012. Basic earnings per share were $0.84 for 2013 and $1.53 for 2012. Diluted earnings per share were $0.83 for 2013 and $1.53 for 2012.

Business Segment Information — Comparison of the years ended December 31, 2013 and 2012

Metalcutting Machine Solutions Segment (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Sales	$278,377	$306,328	$(27,951)	(9.1)%
Segment income	16,338	22,556	(6,218)	(27.6)%

MMS sales declined by $28.0 million or 9.1% in 2013 when compared with 2012. The primary driver was softer demand for machine tool consumption in Europe and North America. This was partially offset by $26.0 million of acquired grinding backlog from Usach in December of 2012 that was shipped to customers in 2013.

Segment profitability in 2013 was $16.3 million, or $6.2 million below 2012 performance. The primary factor in reduced profitability was lower demand for Swiss and Taiwanese made product which resulted lower utilization of our factories, and lower profitability. The impact of lower utilization was partially offset by income generated by sales from the Usach acquisition.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Year Ended December 31,
	2013	2012	$ Change	% Change
Sales	$51,553	$28,989	$22,564	77.8%
Segment income	5,689	5,128	561	10.9%

ATA sales were $51.6 million, an increase of $22.6 million when compared with 2012. Virtually all of the additional sales were generated from the newly acquired Forkardt business in May of 2013.

Segment profitability in 2013 was $5.7 million or 10.9% over prior year. The additional income was driven by the Forkardt sales volume, and was negatively influenced by unfavorable product mix and supply chain disruption for Forkardt Europe as well as productivity investments in the U.S., which resulted in lower than expected profitability.

Segment Summary For the Year Ended December 31, 2013 (in thousands):

	Year Ended December 31, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$278,377	$51,553	$(471)	$329,459
Segment income	16,338	5,689		22,027
Unallocated corporate expense				(4,563)
Acquisition related inventory step-up charge				(1,927)
Acquisition related expenses				(2,154)
Impairment charges				(6,239)
Interest expense, net				(1,064)
Other unallocated expense				(148)
Income from continuing operations, before income taxes				$5,932

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, to purchase and fund improvements to its facilities, machines and equipment, and to fund acquisitions.

At December 31, 2014, cash and cash equivalents were $16.3 million, compared to $34.7 million at December 31, 2013. The current ratio at December 31, 2014 was 2.91:1 compared to 2.62:1 at December 31, 2013.

At December 31, 2014 and 2013, total debt outstanding, including notes payable, was $16.2 million and $26.6 million, respectively.

Summary of Cash Flows for the Year Ended December 31, 2014, 2013 and 2012:

During the year ended December 31, 2014, we generated $3.2 million net cash from operating activities. The net cash generated was driven by a net loss (as adjusted for depreciation and amortization expense and impairment loss), an increase in accounts payable due to timing of purchases and payment activity, and decreases in other assets. These cash inflows were offset in part by an increase in customer receivables due to the timing of sales and collection activity, a decrease in accrued expenses, primarily as a result of lower accrued commissions and bonuses as a result of lower current year sales, a decrease in customer deposits due to timing of shipments and new orders received, and an increase in inventories based on orders and associated production levels.

During the year ended December 31, 2013, we generated $25.8 million net cash in operating activities. The generation of net cash was primarily driven by a decrease in inventory levels, combined with net income, as adjusted for impairment charges and depreciation and amortization expense. The cash inflow was offset in part by a decrease in accrued expenses and accounts payable, primarily as a result of slowing business activities as a result of lower order levels, and a decrease in customer deposits, driven by the fulfillment of customer orders.

During the year ended December 31, 2012, we generated $23.4 million net cash in operating activities. The generation of net cash was primarily driven by collections on customer receivables, reduced inventory levels, and releases of restricted cash. The cash inflow was offset in part by a decrease in accounts payable and accrued expenses, which decreased due to slowing business activities as a result of lower order levels, and lower customer deposits, which decreased as customer orders were fulfilled and delivered.

Net cash used in investing activities was $8.5 million for the year ended December 31, 2014. The primary uses of cash was for the acquisitions of Forkardt India and Voumard totaling $5.7 million, combined with capital expenditures during the year of $3.2 million, which were made primarily for maintenance capital purchases. These cash outflows were offset in part by additional consideration of $0.2 million received during the current year as a result of the final working capital adjustments on the sale of the Forkardt Switzerland operations, and proceeds from the sale of fixed assets made during the ordinary course of business of $0.2 million.

Net cash used in investing activities was $31.7 million for the year ended December 31, 2013. In May of 2013, we used $34.3 million net cash to acquire Forkardt. In addition, we used $3.9 million in cash for capital expenditures, which were made primarily for maintenance capital purchases. These cash outflows were offset in part by $6.3 million in proceeds generated from Forkardt Swiss business divestiture.

Net cash used in investing activities was $15.9 million for the year ended December 31, 2012. In December of 2012, we used $8.8 million net cash to acquire Usach. In addition, we used $7.6 million in cash for capital expenditures, primarily for the expansion of manufacturing facilities in Switzerland and China, combined with purchases made during the ordinary course of business.

Net cash flow used by financing activities was $12.1 million for the year ended December 31, 2014. Cash used was primarily attributable to $9.3 million of payments on long-term debt due to the mandatory principal payments in connection with the at-the-market stock offering program, pay down of debt with a portion of the proceeds from the sale of the Forkardt Switzerland operations, and normal scheduled payment activity, combined with a $7.5 million payment of contingent consideration in connection with the Usach acquisition, and year-to-date dividends paid of $1.0 million. These cash outflows were offset in part by $5.7 million of proceeds from sale of common stock in connection with the at-the-market stock offering sales agreement entered into on August 9, 2013.

During the year ended December 31, 2013, net cash provided by financing activities was $13.7 million. Cash provided by financing activities was primarily due to $33.8 million in term loan proceeds used to partially fund the acquisition of Forkardt, as well as additional borrowings under our existing credit facilities to align financing activities to current working capital needs. Additionally, we received $8.9 million of proceeds from sale of common stock in connection with the at-the-market stock offering sales agreement entered into on August 9, 2013. These cash inflows were partially offset by payments on long-term debt of $15.7 million, and net payments on notes payable of $11.3 million.

During the year ended December 31, 2012, net cash used in financing activities was $3.1 million. Cash used in financing activities was mainly the result of net payments on notes payable of $1.9 million, and pay down of long-term debt of $1.6 million, offset in part by borrowings on long-term debt of $1.3 million.

Credit Facilities and Financing Arrangements:

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $82.1 million at December 31, 2014, of which $57.3 million can be borrowed for working capital needs. As of December 31, 2014, $74.9 million was available for borrowing under these arrangements of which $56.5 million was available for working capital needs. Total consolidated borrowings outstanding were $16.2 million at December 31, 2014 and $26.6 million at December 31, 2013. Details of these financing arrangements are discussed below.

Long-term Debt

In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($5.7 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.1 million equivalent). The loan interest rate, 1.75% at December 31, 2014 and December 31, 2013, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 27.0 million ($0.9 million equivalent) at December 31, 2014 and TWD 45.0 million ($1.5 million equivalent) at December 31, 2013.

In August 2011, Hardinge Precision Machinery (Jiaxing) Company Ltd. ("Hardinge Jiaxing"), an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expired in January 2014, provided up to 25.0 million in Chinese Yuan ("CNY") ($4.0 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, 7.38% at December 31, 2013, was the bank base rate plus a 20% mark-up and was subject to adjustment annually. The principal amount outstanding was CNY 9.0 million ($1.5 million equivalent) at December 31, 2013. This balance was paid off in 2014 and the facility was not renewed.

In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement, which matures in April 2018, calls for scheduled annual principal repayments of $1.7 million, $2.1 million, $2.1 million, and $1.0 million, in 2015, 2016, 2017, and 2018 respectively. In October 2013, the term loan agreement was amended. The amendment reduced mandatory principal payments associated with the sale of the Company's common stock under the stock offering program as described in Note 12. "Shareholders' Equity" of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K from 75% of net proceeds to 25% of net proceeds. This amendment was retroactive for all sales of common stock under this stock offering program. The Company made principal payments of $2.1 million and $1.5 million in 2014 and 2013, respectively, with stock offering proceeds. The interest rate on the term loan is determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 2.44% at both December 31, 2014 and 2013. LIBOR is the average interest rate estimated by leading banks in London that they would be charged when borrowing from other banks. The principal amount outstanding at December 31, 2014 and 2013 was $6.8 million and $10.1 million, respectively.

In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term note agreement with the same bank pursuant to which the bank converted $10.8 million of the outstanding principal on the term loan to CHF 3.8 million ($3.8 million equivalent) and EUR 5.0 million ($6.0 million equivalent) borrowings. The agreement calls for scheduled annual principal repayments in CHF and EUR. The scheduled annual principal repayments in CHF are as follows: CHF 0.6 million ($0.6 million equivalent) in 2015, and CHF 0.6 million ($0.6 million equivalent) in 2016. The scheduled annual principal repayments in EUR are as follows: EUR 0.7 million ($0.9 million equivalent) in 2015, EUR 0.9 million ($1.1 million equivalent) in 2016 and 2017, and EUR $1.9 million ($2.3 million equivalent) in 2018. Additionally, the Company was required to pay a portion of the proceeds of the sale of Forkardt Switzerland against the CHF portion of the loan. The Company made a CHF 2.2 million ($2.4 million equivalent) principal payment in January 2014, to fulfill this obligation. The interest rate on the CHF and EUR portion of the term loan is determined from a pricing grid with the Swiss franc LIBOR ("CHF LIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 2.27% and 2.46% at December 31, 2014, respectively. The interest rate on the CHF and EUR portion of the term loan was 2.27% and 2.48% at December 31, 2013, respectively. The principal amounts outstanding at December 31, 2014 were CHF 1.2 million ($1.2 million equivalent), and EUR 4.4 million ($5.3 million equivalent). The principal amounts outstanding at December 31, 2013 were CHF 3.7 million ($4.2 million equivalent), and EUR 4.9 million ($6.7 million equivalent).

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

The loan agreement contains financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.00 to 1.00 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events of default that are customary for these types of transactions. At December 31, 2014, the Company was in compliance with the covenants under the loan agreement.

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with a bank whereby the bank made available a CHF 2.6 million ($2.6 million equivalent) mortgage loan facility. This facility is to be used by Kellenberger and replaces an existing mortgage loan that Kellenberger maintained with the same bank. Interest on the facility accrues at a fixed rate of 2.50% per annum, compared to 2.65% fixed interest rate on the previous mortgage loan. Principal payments of CHF 0.2 million ($0.2 million equivalent) are due in June and December in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity in December 2016. The principal amount outstanding was CHF 2.1 million ($2.1 million equivalent) at December 31, 2014, and CHF 2.4 million ($2.7 million equivalent) at December 31, 2013.

The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default. The credit facility is secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is subject to a minimum equity covenant requirement whereby the economic equity of the subsidiary must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2014, the Company was in compliance with the covenants under the loan agreement.

Foreign Credit Facilities

In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility provided up to CNY 34.2 million ($5.5 million equivalent) or its equivalent in other currencies for working capital and letter of credit purposes. In January 2014, Hardinge Jiaxing amended this facility, which increased the total availability under the facility to CNY 59.0 million ($9.5 million equivalent) or its equivalent in other currencies, and expires on December 20, 2015. Borrowings for working capital purposes were increased from a limit of CNY 20.0 million ($3.2 million equivalent) to CNY 39.0 million (approximately $6.3 million). Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up, amounting to 6.16% and 6.60% at December 31, 2014 and December 31, 2013, respectively. There was no principal amount outstanding under this facility at December 31, 2014 or December 31, 2013.

In July 2013, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility, which was renewed in June 2014. This facility, which expires in June 2015, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charged interest at 1.44% at December 31, 2014 and 1.54% at December 31, 2013, is subject to change by the lender based on market conditions, and carried no commitment fees on unused funds. There were no principal amounts outstanding under this facility at December 31, 2014 or December 31, 2013.

In September 2014, Hardinge Machine (Shanghai) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a new credit facility. This facility, which expires in July 2015, provides up to CNY 34.0 million ($5.5 million equivalent) for letters of guarantee. Individual letters of guarantee issued under this facility require a cash deposit at the bank of 30% of the letter’s face value. The total issued letters of guarantee at December 31, 2014 had a face value of CNY 0.7 million (approximately $0.1 million).

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger, an indirect wholly-owned subsidiary, entered into a credit facility agreement with a bank whereby the bank made available a CHF 18.0 million ($18.1 million equivalent) multi-currency revolving working capital facility. This facility matures in July 2018.

The facility is to be used by Hardinge Holdings GmbH and its subsidiaries (the "Holdings Group") for general corporate and working capital purposes, including standby letters of credit and standby letters of guarantee. In addition to Swiss Francs, loan proceeds available under the facility can be drawn upon in Euros, British Pounds Sterling and United States Dollars. Under the terms of the facility, the maximum amount of borrowings available to the Holdings Group (on an aggregate basis) for working capital purposes shall not exceed CHF 8.0 million ($8.0 million equivalent) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable LIBOR. With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable EURIBOR, plus an applicable margin, (initially set at 2.25% per annum) that is determined by the bank based on the financial performance of the Holdings Group. At December 31, 2014 and 2013 there were no outstanding borrowings on this facility. The total issued letters of guarantee on this facility at December 31, 2014 had a face value of $5.1 million. The letters were issued in various currencies.

The terms of the credit facilities contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are secured by mortgage notes in an aggregate amount of CHF 9.2 million ($9.3 million equivalent) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger, Holdings Group serves as a guarantor with respect to this facility. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2014, the Company was in compliance with the covenants under the loan agreement.

Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provides a credit facility of up to CHF 7.0 million ($7.0 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.0 million equivalent) is available for working capital purposes. The facility is secured by the subsidiary's certain real property up to CHF 3.0 million ($3.0 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.1 million equivalent), increased the funds available for working capital purposes to CHF 5.0 million ($5.0 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.0 million equivalent). The agreement was again amended in May 2013 and reverted to the terms in place prior to the August 2010 amendment. The interest rate, currently at LIBOR plus 2.50% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. This facility is subject to annual renewal and carries no commitment fees on unused funds. At December 31, 2014 and 2013, there were no borrowings outstanding under this facility. The total issued letters of guarantee on this facility at December 31, 2014 had a face value of less than $0.1 million.

The above credit facility is subject to a minimum equity covenant requirement where the minimum equity for the subsidiary must be at least 35% of its balance sheet total assets. At December 31, 2014, the Company was in compliance with the required covenant.

In January 2014, Hardinge China Limited, an indirectly wholly-owned subsidiary in China, entered into a revised credit facility with a local bank. This facility, which expires in August 2015, provides up to $2.0 million for letters of guarantee. The facility requires Hardinge China Limited to maintain a $1.0 million deposit with the bank. The total issued letters of guarantee at December 31, 2014 had a face value of CNY 6.9 million ($1.1 million equivalent).

Domestic Credit Facilities

In December 2009, the Company entered into a $10.0 million revolving credit facility with a bank. This facility was subject to an annual renewal requirement. In December 2011, the Company modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum, and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December 2012, the maturity date of the facility was extended to March 31, 2014 and the interest rate was reduced from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. In May 2013 the Company, Usach, and Forkardt, amended and restated the existing $25.0 million revolving credit agreement. The amendment added Usach and Forkardt as additional borrowers and extended the maturity of the credit facility from March 2014 to April 2018. The interest rate on the term loan is determined from a pricing grid with LIBOR and base rate options, based on the Company's leverage ratio and was 2.44% at both December 31, 2014 and December 31, 2013.

This credit facility is secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on its worldwide headquarters in Elmira, NY, and a pledge of 65% of their investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of their wholly-owned subsidiaries, which is the owner of the real property comprising our world headquarters. The credit facility does not include any financial covenants. There were no borrowings outstanding under this facility at December 31, 2014 and 2013.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2014 and 2013.

We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $0.8 million at December 31, 2014 and $0.9 million at December 31, 2013. It expires in March 2015. In total, there were various outstanding letters of credit totaling $8.7 million and $9.9 million at December 31, 2014 and 2013, respectively.

We lease space for some of our manufacturing, sales and service operations with lease terms up to 16 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.0 million, $3.2 million and $3.0 million during the years ended December 31, 2014, 2013, and 2012, respectively.

The following table shows our future commitments in effect as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt	$3,972	$5,832	$3,134	$3,287	$—	$—	$16,225
Operating lease obligations	2,356	1,677	1,228	788	386	101	6,536
Purchase commitments	25,046	93	38	—	—	—	25,177
Standby letters of credit	8,612	66	—	—	—	—	8,678
Total	$39,986	$7,668	$4,400	$4,075	$386	$101	$56,616

We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. In 2015, we expect to make approximately $2.4 million in contributions to our foreign defined benefit pension plans and $0.2 million contributions to our domestic supplemental retirement plans. We expect to make no cash contributions to our qualified domestic defined benefit pension plan in 2015.

We believe that the current available funds and credit facilities, along with internally generated funds, will provide sufficient financial resources for ongoing operations throughout 2015.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Change in Accounting Policy

During the quarter ended June 30, 2014, we voluntarily changed the date of the annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides additional time to complete the annual goodwill and indefinite-lived intangible asset impairment testing in advance of year-end reporting. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as doing so would require the use of significant estimates and assumptions that include hindsight. Accordingly, the change was applied prospectively.

Discussion of Critical Accounting Policies

The preparation of our financial statements requires the application of a number of accounting policies, which are described in the notes to the financial statements. These policies require the use of assumptions or estimates, which, if interpreted differently under different conditions or circumstances, could result in material changes to the reported results. Following is a discussion of those accounting policies that were reviewed with our audit committee, and which we feel are most susceptible to such interpretation.

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

Goodwill Impairment Testing. We review goodwill for impairment at least annually or when indicators of impairment are present. These events or circumstances could include a significant long-term adverse change in the business climate, poor indicators of operating performance, or a sale or disposition of a significant portion of a reporting unit.

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units, only one of which currently has goodwill. Our ATA reporting unit had goodwill totaling $6.7 million as of December 31, 2014.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

During the quarter ended September 30, 2014, as a result of lower than expected performance in our Usach reporting unit, combined with a downward revision in the anticipated future results, the Company determined that there were indicators of an impairment of that reporting unit. Accordingly, we performed an assessment of the fair value using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances, which resulted in the carrying amount of the Usach reporting unit exceeding its fair value. As a result, the full carrying value of the Usach goodwill ($4.8 million) was written off.

Our annual goodwill impairment review was performed as of October 1, 2014. As a result of this assessment we determined that the fair value of our reporting units that have goodwill exceeded the carrying value.

Net Deferred Tax Assets. We regularly review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

Retirement Plans. We sponsor various defined benefit pension plans, defined contribution plans, and one postretirement benefit plan, all as described in Note 13. "Employee Benefits" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

We annually review the discount rate to be used for retirement plan liabilities. In the U.S., we use bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using a rate of 4.28% and 5.24% at our plan measurement date of December 31, 2014 and 2013, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in a blended rate of 1.43% and 2.75% at their measurement dates of December 31, 2014 and 2013, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $15.6 million. Conversely, an increase of one percent would decrease U.S. pension obligations by approximately $12.8 million. A decrease of one percent in the discount rate would increase the Swiss pension obligations by approximately $14.2 million. Conversely, an increase of one percent would decrease the Swiss pension obligations by approximately $16.9 million.

A change in the discount rate can also have an effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by less than $0.1 million. Conversely, an increase of one percent would decrease U.S. pension expense by less than $0.1 million. A decrease of one percent would increase the Swiss pension expense by approximately $2.0 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $1.4 million.

The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. For our domestic plans, the expected rate of return during fiscal 2015 is 7.50%, which is the same rate used for fiscal 2014. For our foreign plans, we used rates of return appropriate for each country which resulted in a blended expected rate of return of 3.95% for fiscal 2015, compared to 3.91% for fiscal 2014. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Swiss pension expense by approximately $0.9 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $0.9 million.

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 19. "New Accounting Standards" to the Consolidated Financial Statements set forth in Item 8 of this 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated herein by reference to the section entitled "Market Risk" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hardinge Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 12, 2015

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$16,293	$34,722
Restricted cash	3,151	4,124
Accounts receivable, net	62,877	57,137
Inventories, net	111,821	114,064
Other current assets	10,545	11,563
Total current assets	204,687	221,610

Property, plant and equipment, net	65,874	74,656
Goodwill	6,698	10,002
Other intangible assets, net	30,217	32,063
Other non-current assets	3,844	5,852
Total non-current assets	106,633	122,573
Total assets	$311,320	$344,183

Liabilities and shareholders’ equity
Accounts payable	$25,592	$24,418
Accrued expenses	25,071	26,346
Customer deposits	12,736	15,166
Accrued income taxes	646	830
Deferred income taxes	2,332	2,569
Contingent consideration	—	7,500
Current portion of long-term debt	3,972	7,850
Total current liabilities	70,349	84,679

Long-term debt	12,253	18,785
Pension and postretirement liabilities	53,119	28,188
Deferred income taxes	2,516	4,968
Other liabilities	3,487	3,775
Total non-current liabilities	71,375	55,716
Commitments and contingencies (see Note 11)
Common stock ($0.01 par value, 20,000,000 authorized; 12,825,468 issued and 12,821,768 outstanding as of December 31, 2014, and 12,472,992 issued and 12,397,867 outstanding as of December 31, 2013)	128	125
Additional paid-in capital	120,538	114,951
Retained earnings	87,777	90,937
Treasury shares (at cost, 3,700 as of December 31, 2014, and 75,125 as of December 31, 2013)	(46)	(806)
Accumulated other comprehensive loss	(38,801)	(1,419)
Total shareholders’ equity	169,596	203,788
Total liabilities and shareholders’ equity	$311,320	$344,183

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Sales	$311,633	$329,459	$334,413
Cost of sales	224,755	236,220	237,576
Gross profit	86,878	93,239	96,837

Selling, general and administrative expenses	81,045	79,533	76,196
Impairment charges	5,766	6,239	—
Other expense, net	514	471	559
(Loss) income from operations	(447)	6,996	20,082

Interest expense	737	1,128	859
Interest income	(59)	(64)	(118)
(Loss) income from continuing operations before income taxes	(1,125)	5,932	19,341
Income taxes	1,233	1,537	1,486
Net (loss) income from continuing operations	(2,358)	4,395	17,855

Gain from disposal of discontinued operation, net of tax	218	4,890	—
Income from discontinued operations, net of tax	—	642	—

Net (loss) income	$(2,140)	$9,927	$17,855

Per share data:

Basic (loss) earnings per share:
Continuing operations	$(0.19)	$0.37	$1.53
Disposal of discontinued operation	0.02	0.41	—
Discontinued operations	—	0.06	—
Basic (loss) earnings per share	$(0.17)	$0.84	$1.53

Diluted (loss) earnings per share:
Continuing operations	$(0.19)	$0.37	$1.53
Disposal of discontinued operation	0.02	0.41	—
Discontinued operations	—	0.05	—
Diluted (loss) earnings per share	$(0.17)	$0.83	$1.53

Cash dividends declared per share:	$0.08	$0.08	$0.08

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net (loss) income	$(2,140)	$9,927	$17,855
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,893)	1,939	3,805
Retirement plans related adjustments	(26,163)	23,689	(8,328)
Unrealized (loss) gain on cash flow hedges	(281)	77	651
Other comprehensive (loss) income before tax	(38,337)	25,705	(3,872)
Income tax (benefit) expense	(955)	1,615	(496)
Other comprehensive (loss) income, net of tax	(37,382)	24,090	(3,376)
Total comprehensive (loss) income	$(39,522)	$34,017	$14,479

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net (loss) income	$(2,140)	$9,927	$17,855
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairment charges	5,766	6,239	—
Depreciation and amortization	9,847	9,560	7,451
Debt issuance costs amortization	42	83	78
Deferred income taxes	446	(390)	(3,250)
(Gain) loss on sale of assets	(82)	(62)	80
Gain on sale of business	(218)	(4,890)	—
Gain on purchase of business	(462)	—	—
Unrealized intercompany foreign currency transaction loss (gain)	350	(2,397)	853
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(7,860)	(68)	17,522
Inventories	(1,303)	20,259	2,365
Other assets	1,655	1,663	4,486
Accounts payable	2,211	(4,083)	(11,538)
Customer deposits	(1,783)	(899)	(7,876)
Accrued expenses	(3,281)	(9,123)	(4,132)
Accrued pension and postretirement liabilities	(9)	9	(455)
Net cash provided by operating activities	3,179	25,828	23,439

Investing activities
Acquisition of businesses, net of cash acquired	(5,683)	(34,250)	(8,768)
Capital expenditures	(3,186)	(3,871)	(7,641)
Proceeds from disposal of business	218	6,255	—
Proceeds on sales of assets	151	179	557
Net cash used in investing activities	(8,500)	(31,687)	(15,852)

Financing activities
Payment of contingent consideration	(7,500)	(299)	—
Proceeds from short-term notes payable to bank	21,143	47,733	51,626
Repayments of short-term notes payable to bank	(21,143)	(59,025)	(53,537)
Proceeds from long-term debt	—	33,821	1,268
Repayments of long-term debt	(9,296)	(15,743)	(1,562)
Debt issuance costs	—	(687)	—
Dividends paid	(1,012)	(944)	(931)
Net proceeds from sales of common stock	5,678	8,884	—
Other financing activities	—	—	(3)
Net cash (used in) provided by financing activities	(12,130)	13,740	(3,139)
Effect of exchange rate changes on cash	(978)	(14)	671
Net (decrease) increase in cash	(18,429)	7,867	5,119

Cash and cash equivalents at beginning of period	34,722	26,855	21,736

Cash and cash equivalents at end of period	$16,293	$34,722	$26,855
See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2011	$125	$114,369	$65,041	$(10,379)	$(22,133)	$147,023
Net income	—	—	17,855	—	—	17,855
Other comprehensive loss, net of tax	—	—	—	—	(3,376)	(3,376)
Dividends declared	—	—	(935)	—	—	(935)
Shares issued pursuant to long-term incentive plan	—	(843)	—	843	—	—
Amortization (long-term incentive plan)	—	662	—	—	—	662
Net issuance of treasury stock	—	(116)	—	94	—	(22)
Balance at December 31, 2012	125	114,072	81,961	(9,442)	(25,509)	161,207
Net income	—	—	9,927	—	—	9,927
Other comprehensive income, net of tax	—	—	—	—	24,090	24,090
Dividends declared	—	—	(951)	—	—	(951)
Shares issued pursuant to long-term incentive plan	—	(530)	—	530	—	—
Common shares issued	—	838	—	8,040	—	8,878
Amortization (long-term incentive plan)	—	621	—	—	—	621
Net issuance of treasury stock	—	(50)	—	66	—	16
Balance at December 31, 2013	125	114,951	90,937	(806)	(1,419)	203,788
Net loss	—	—	(2,140)	—	—	(2,140)
Other comprehensive loss, net of tax	—	—	—	—	(37,382)	(37,382)
Dividends declared	—	—	(1,020)	—	—	(1,020)
Shares issued pursuant to long-term incentive plan	—	101	—	220	—	321
Shares exercised pursuant to long- term incentive plan	—	18	—	—	—	18
Shares forfeited pursuant to long- term incentive plan	—	(39)	—	(46)	—	(85)
Common shares issued	3	4,941	—	586	—	5,530
Amortization (long-term incentive plan)	—	414	—	—	—	414
Net issuance of treasury stock	—	152	—	—	—	152
Balance at December 31, 2014	$128	$120,538	$87,777	$(46)	$(38,801)	$169,596

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Hardinge Inc. ("Hardinge" or "the Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures and other industrial products. Products are sold to customers in North America, Europe and Asia. A substantial portion of sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, communications, computer, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment and transportation.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP") which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents are highly liquid financial instruments with an original maturity of three months or less at the date of purchase.

Restricted Cash

Occasionally, the Company is required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits or foreign exchange forward contracts. Additionally, restricted cash includes amounts due under mandatory principal reduction provisions associated with certain term debt agreements. As of December 31, 2014 and 2013, the amount of restricted cash was approximately $3.2 million and $4.1 million, respectively.

Accounts Receivable

The financial condition of the Company's customers is performed periodically through credit reviews. No collateral is required for sales made on open account terms. Letters of credit from major banks back the majority of sales in the Asian region. Concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of customers comprising the customer base. Trade accounts receivable are considered to be past due when in excess of 30 days past terms, and charge off uncollectible balances when all collection efforts have been exhausted.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts was $1.1 million at both December 31, 2014 and 2013. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

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

The Company will assess the valuation of inventory balances, and reduce the carrying value of those inventories that are obsolete or in excess of forecasted usage to their estimated net realizable value. The net realizable value of such inventories is estimated based on analyses and assumptions including, but not limited to, historical usage, future demand and market requirements. The carrying value of inventory is also compared to the estimated selling price less costs to sell and inventory carrying value will be adjusted accordingly. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for products is less favorable than forecasts, inventories may need to be reduced, which would result in additional expense.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions, renewals or improvements that extend the useful lives of assets are capitalized. Maintenance and repairs are expensed to operations as incurred. Depreciation expense is computed using the straight-line and accelerated methods, generally over the following estimated useful lives of the assets (in years):

Buildings	40
Machinery	12
Patterns, tools, jigs and furniture and fixtures	10
Office and computer equipment	5

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") Topic 350, Intangibles-Goodwill and Other ("ASC 350"), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually or when events indicate that an impairment could exist. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. The reporting units identified under ASC 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC 280-10-50-10 "Segment Reporting-Disclosure." The Company has three reporting units.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

During the quarter ended June 30, 2014, the Company voluntarily changed the date of the annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete the annual goodwill and indefinite-lived intangible asset impairment testing in advance of year-end reporting. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as doing so would require the use of significant estimates and assumptions that include hindsight. Accordingly, the change was applied prospectively.

Goodwill is evaluated for potential impairment by assessing a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company's products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel and overall financial performance. If it is determined after completing this assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a step-two impairment test is performed.

In accordance with ASC 350-20-35-3, the measurement of impairment of goodwill consists of two steps. In the first step, the fair value of each reporting unit is compared to its carrying value. As part of the impairment analysis, the fair value of each of its reporting units with goodwill is determined using the income approach and market approach. If the carrying value of the reporting unit exceeds its fair value, the second step of the analysis is performed to determine the amount of the impairment.

Intangible assets with indefinite lives are assessed for impairment using an income approach if the carrying value of the indefinite lived intangible asset exceeds its fair value. An impairment charge is recognized for such excess.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company's stock price, forecasted cash flows, assumptions used, control premiums or other variables.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To assess whether impairment exists, undiscounted cash flows are used to measure any impairment loss using discounted cash flows. Assets to be held for sale are reported at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated.

Accrued Expenses

Accrued expenses include $13.4 million and $15.3 million in compensation related expenses at December 31, 2014 and 2013, respectively.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

A full valuation allowance is maintained on the tax benefits of the U.S. net deferred tax assets and it is expected that a full valuation allowance on future tax benefits will be recorded until an appropriate level of profitability in the U.S. is sustained. A valuation allowance is also maintained on the U.K., German, Dutch, and Canadian deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

The calculation of the tax liabilities requires significant judgment, the use of estimates and the interpretation and application of complex tax laws. The provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as federal and provincial jurisdictions in Switzerland, U.K., Canada, Germany, France, the Netherlands, China, Taiwan, and India. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

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

Revenue Recognition

Revenue from product sales is generally recognized upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and the title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives and returns. Discounts and customer sales incentives are typically negotiated as part of the sales terms at the time of sale and are recorded as a reduction of revenue. The Company does not routinely permit customers to return machines. In the rare case that a machine return is permitted, a restocking fee is typically charged. Returns of spare parts and workholding products are limited to a period of 90 days subsequent to purchase, excluding special orders which are not eligible for return. An estimate of returns, which is not significant, is recorded as a reduction of revenue and is based on historical experience. Transfer of ownership and risk of loss are generally not contingent upon contractual customer acceptance. Prior to shipment, each machine is tested to ensure the machine's compliance with standard operating specifications as listed in the promotional literature. On an exception basis, where larger multiple machine installations are delivered which require run-offs and customer acceptance at their facility, revenue is recognized in the period of customer acceptance.

Sales Tax/VAT

Taxes assessed by different governmental authorities are collected and remitted that are both imposed on and concurrent with revenue producing transactions between the Company and its customers. These taxes may include sales, use and value-added taxes. The collection of these taxes is reported on a net basis (excluded from revenues).

Shipping and Handling Costs

Shipping and handling costs are recorded as part of cost of goods sold.

Warranties

The Company offers warranties for products sold. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the product was sold. A basic limited warranty is generally provided for a period of one to two years. The costs that may be incurred are estimated under the basic limited warranty, based largely upon actual warranty repair cost history and record a liability for such costs when that product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Extended warranties for some of the Company's products are also sold. These extended warranties usually cover a one year to two year period that begins after the basic warranty expires. Revenue from extended warranties are deferred and recognized on a straight-line basis across the term of the warranty contract.

These liabilities are reported in "Accrued expenses" in the Consolidated Balance Sheets.

Research and Development Costs

The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $13.9 million, $12.5 million and $12.3 million in 2014, 2013 and 2012, respectively.

Foreign Currency Translation and Re-measurement

The functional currency of the Company's foreign subsidiaries is their local currency. Net assets are translated at month end exchange rates while income, expense and cash flow items are translated at average exchange rates for the applicable period. Translation adjustments are recorded within accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency denominated transactions are included as a component of "Other expense, net" in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, long-term debt and foreign currency forwards. See Note 3. "Fair Value of Financial Instruments" for additional disclosure.

Derivative Financial Instruments

As a multinational company, the results of operations and financial condition are exposed to market risk from changes in foreign currency exchange rates. To manage this risk, derivative instruments are entered into, namely in the form of foreign currency forwards. These derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on balance sheet exposures of both trade and intercompany assets and liabilities. This exposure is hedged with contracts settling in less than one year. These derivatives do not qualify for hedge accounting treatment. Gains or losses resulting from the changes in the fair value of these hedging contracts are recognized immediately in earnings. There are some forward contracts to hedge certain customer orders and vendor firm commitments. These contracts are typically for less than one year, and have maturity dates in alignment with the contractual payment requirements. These derivatives qualify for hedge accounting treatment and are designated as cash flow hedges. Unrealized gains or losses resulting from the changes in the fair value of these hedging contracts are charged to other comprehensive income (loss). Gains or losses on any ineffective portion of the contracts are recognized in earnings.

Stock-Based Compensation

Stock-based compensation is accounted for based on the estimated fair value of the award as of the grant date and recognize as expense over the requisite service period.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

NOTE 2.  ACQUISITIONS

Acquisition of Voumard

On September 22, 2014, Hardinge Inc., along with its indirect wholly-owned subsidiaries Hardinge GmbH and L. Kellenberger & Co., AG acquired certain assets and assumed certain liabilities associated with a product line of grinding machine systems and applications marketed and sold under the Voumard brand from Peter Wolters GmbH. The purchase price was EUR 1.7 million (approximately $2.2 million), before taking into account customary purchase price adjustments. The acquisition of Voumard expands the Company's product offerings to include internal diameter ("ID") cylindrical grinding solutions, which are a complement to the existing grinding product lines offered by the Company. The acquisition was funded with cash and has been included in the MMS business segment. Voumard is a global leader in the ID grinding market with an installed base of over 9,000 machine solutions serving more than 2,500 customers around the world. The results of operations of Voumard have been included in the consolidated financial statements from the date of acquisition. For the year ended December 31, 2014, $0.2 million in sales and $0.5 million of net loss related to the Voumard business have been included in the Consolidated Statements of Operations. Acquisition related costs of $0.1 million were incurred related to the acquisition of the Voumard business for the year ended December 31, 2014 and reported in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

In accordance with the acquisition method of accounting, the acquired net assets were recorded at preliminary fair value at the date of acquisition. The identifiable intangible assets acquired, which primarily consists of drawings of $0.1 million, were valued using a cost approach. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 5 years at the time of acquisition. At December 31, 2014 the purchase price allocation is preliminary pending the finalization of the fair values of the net assets acquired due to the timing of the acquisition. These values will be finalized no later than one year from the date of the transaction. The preliminary fair values of the acquired assets and liabilities exceeded the purchase price of Voumard, resulting in a gain on the purchase of $0.5 million, which is included in the "Other expense, net" line in the Consolidated Statements of Operations for the year ended December 31, 2014.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Acquisition of Forkardt

On May 9, 2013, Forkardt, Inc. (“Forkardt”, formerly Cherry Acquisition Corporation) and Hardinge Holdings GmbH, direct wholly owned subsidiaries of the Company, and Hardinge GmbH, an indirect wholly-owned subsidiary of the Company, acquired the Forkardt operations from Illinois Tool Works for $34.3 million, net of cash acquired. The acquisition of Forkardt strengthens and expands the Company’s leadership position in specialty workholding solutions around the world. The acquisition, which was funded through $24.3 million in bank debt and $10.0 million in cash, has been included in the ATA business segment. Forkardt is a leading global provider of high-precision, specialty workholding devices with headquarters in Traverse City, Michigan. Forkardt has operations in the U.S., France, Germany, and India. The results of operations of Forkardt have been included in the consolidated financial statements from the date of acquisition. For the year ended December 31, 2013, $27.8 million in sales and net income of $0.6 million was recognized in the Consolidated Statements of Operations related to Forkardt, which includes $1.0 million of inventory step up charges associated with acquisition purchase accounting. These amounts include sales of $6.1 million and net income of $0.6 million associated with the Forkardt Swiss business that was divested on December 31, 2013. Results associated with the Forkardt Swiss business have been reported as discontinued operations in the Consolidated Statements of Operations. Acquisition related costs of $2.2 million for the year ended December 31, 2013 were incurred and reported in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values. The identifiable intangible assets acquired, which primarily consist of customer relationships of $4.3 million, trade name of $5.3 million and technical know-how of $5.0 million were valued using an income approach. The weighted average life of the acquired identifiable intangible assets subject to amortization was estimated at 17.3 years at the time of acquisition. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, of which $2.4 million is deductible for tax purposes.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Disposal of Forkardt Switzerland operations

On December 31, 2013, the Company divested its Forkardt operations in Switzerland for CHF 5.6 million, net of cash sold ($6.3 million equivalent). The sale was subject to working capital adjustments. The Forkardt Swiss business had net assets of $1.2 million as of the sale date. In March 2014, the Company recognized $0.2 million of additional consideration as a result of final working capital adjustments, which is included in the "Gain from disposal of discontinued operation, net of tax" line in the Statement of Operations for the year ended December 31, 2014.

Acquisition of Forkardt India

On April 2, 2014, the Company acquired the Forkardt India operations, which had an immaterial impact to the consolidated financial statements.

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the years ended December 31, 2014 and 2013, as if the Forkardt acquisition and related financing occurred on January 1, 2012 and the Voumard acquisition had occurred on January 1, 2013 (in thousands, except per share data):

	Year Ended December 31,
	2014	2013
Sales	$318,061	$359,973
Net (loss) income from continuing operations(1)	(7,402)	5,406
Diluted (loss) earnings per share from continuing operations	$(0.58)	$0.45
____________________

(1)
The pro forma results above include abbreviated financial results for Voumard, consisting of revenues and direct expenses for that product line. During the year ended December 31, 2014, but prior to its acquisition by the Company, the Voumard business incurred $4.9 million in restructuring charges, which included inventory write-offs, headcount reductions and other related costs. These amounts are included in the pro forma information presented above.

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
Acquisition of Usach Technologies, Inc.
On December 20, 2012, the Company acquired 100% of the issued and outstanding capital stock of Usach Technologies, Inc. ("Usach"), an Illinois based manufacturer of high precision grinding machines and systems, for $18.8 million. The acquisition of Usach is included in the Company's MMS business segment. The purchase price was comprised of $11.3 million in cash and an earn-out provision valued at $7.5 million. The earn-out was based on the future economic performance of Usach as measured against certain minimum thresholds of earnings from operations before interest, taxes, depreciation and amortization through 2015. The maximum contractual earn-out was $7.5 million. The results of operations of Usach have been included in the consolidated financial statements from the date of acquisition. Acquisition related costs of $0.3 million in 2012 were recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The purchase price has been assigned to the assets acquired and the liabilities assumed based on their fair values. The identifiable intangible assets acquired, which primarily consist of customer relationships, trade name and technical know-how, were valued using an income approach. The weighted average life of the identifiable intangible assets acquired was estimated at 16.4 years at the time of acquisition. The excess purchase price over the fair value of the assets acquired and the liabilities assumed was recorded as goodwill, none of which was deductible for tax purposes.
The final allocation of purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

December 20, 2012
Assets Acquired
Cash and cash equivalents	$2,482
Accounts receivable	2,514
Inventories	5,167
Other current assets	788
Property, plant and equipment	62
Trade name, customer list, and other intangible assets	9,400
Total assets acquired	20,413
Liabilities Assumed
Accounts payable and other current liabilities	6,807
Other non-current liabilities	3,513
Net assets acquired	10,093
Total purchase price	18,750
Goodwill	$8,657

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate fair value. The following presents the fair value hierarchy definitions utilized by the Company:

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	December 31, 2014		December 31, 2013		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$16,293	$16,293	$34,722	$34,722	Level 1
Restricted cash	3,151	3,151	4,124	4,124	Level 1
Foreign currency forward contracts	307	307	285	285	Level 2
Liabilities:
Variable interest rate debt	16,225	16,225	26,635	26,635	Level 2
Contingent consideration	—	—	7,500	7,500	Level 3
Foreign currency forward contracts	629	629	872	872	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of variable interest rate debt approximates their respective carrying amounts. The contingent consideration represents the contingent liabilities associated with the earn-out provisions from the 2012 acquisition of Usach. The fair value of the contingent consideration is based on the present value of the estimated aggregated payment amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of December 31, 2014 and December 31, 2013, there were no significant transfers in and/or out of Level 1 and Level 2.

The following table presents a reconciliation of the changes during the period ended December 31, 2014 for items categorized within Level 3 of the fair value hierarchy (in thousands):

Contingent Consideration
Balance at December 31, 2013	$7,500
Current period settlements (payments)	(7,500)
Balance at December 31, 2014	$—

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	December 31, 2014	December 31, 2013
Foreign currency forwards designated as hedges:
Other current assets	$237	$144
Accrued expenses	(385)	(249)
Foreign currency forwards not designated as hedges:
Other current assets	70	141
Accrued expenses	(244)	(623)
Foreign currency forwards, net	$(322)	$(587)

As described in Note 2. "Acquisitions", the Company completed acquisitions in 2014, 2013, and 2012. The fair value measurements for the acquired intangible assets were calculated using discounted cash flow analysis which rely upon significant unobservable Level 3 inputs which include the following:

Unobservable inputs	Range
Discount rate	19.0%	-	22.0%
Royalty rate	2.0%	-	3.0%
Long term growth rate	3.0%

The Company applied fair value principles during the goodwill impairment tests performed during 2014. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company's reporting units. The fair value for the Company's reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used valuation models to estimate the fair values of its reporting units, which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment test performed during 2013, the Company recognized goodwill impairment charges (See Note 7. "Goodwill and Intangible Assets" for more information regarding the Company's goodwill impairment tests).

During 2014, the Company also recognized impairments to intangible assets associated with trade names. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using discounted cash flow analysis, which rely upon unobservable inputs classified as Level 3 inputs. The key estimates and factors used in the valuation models, for which the Company used significant estimates and judgmental factors, include revenue growth rates based on internal forecasts, royalty rates and discounts rates (See Note 7. "Goodwill and Intangible Assets" for more information regarding the impairment of intangible assets).

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Pension Plan Assets

The fair values and classification of the defined benefit plan assets is as follows (in thousands):

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$43,676	$43,676	$—	$—
Income funds(2)	25,800	25,800	—	—
Growth and income funds(3)	81,301	—	81,301	—
Hedge funds(4)	27,820	—	—	27,820
Real estate funds	3,100	707	2,393	—
Other assets	1,401	602	799	—
Cash and cash equivalents	2,883	2,883	—	—
Total	$185,981	$73,668	$84,493	$27,820

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$49,408	$49,408	$—	$—
Income funds(2)	23,925	23,925	—	—
Growth and income funds(3)	83,759	—	83,759	—
Hedge funds(4)	25,624	—	—	25,624
Real estate funds	3,279	731	2,548	—
Other assets	1,040	594	446	—
Cash and cash equivalents	6,394	6,394	—	—
Total	$193,429	$81,052	$86,753	$25,624
____________________
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

A summary of the changes in the fair value of the defined benefit plans assets classified within Level 3 of the valuation hierarchy is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Balance at beginning of year	$25,624	$22,615
Purchases	1,500	—
Sales and settlements	(420)	(71)
Unrealized gains	1,117	3,067
Realized (losses) gains	(1)	13
Balance at end of year	$27,820	$25,624

Most of the defined benefit pension plan's Level 1 assets are debt and equity investments that are traded in active markets, either domestically or internationally. They are measured at fair value using closing prices from active markets. The Level 2 assets are typically investments in pooled funds, which are measured based on the value of their underlying assets that are publicly traded with observable values. The fair value of the Level 3 plan assets are measured by compiling the portfolio holdings and independently valuing the securities in those portfolios.

NOTE 4.  INVENTORIES

Net inventories consist of the following (in thousands):

	December 31, 2014	December 31, 2013
Raw materials and purchased components	$36,717	$32,046
Work-in-process	28,504	28,591
Finished products	46,600	53,427
Inventories, net	$111,821	$114,064

NOTE 5. DERIVATIVE INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. Generally these contracts have a term of less than one year and are considered derivative instruments. The valuations of these derivatives are measured at fair value using internal models based on observable market inputs such as spot and forward rates, and are recorded as either assets or liabilities. A group of highly rated domestic and international banks is used in order to mitigate counterparty risk on the forward contracts.

For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be no longer effective. As of December 31, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $24.8 million and $37.0 million, respectively. The Company expects approximately $0.1 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of December 31, 2014 and December 31, 2013, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $38.3 million and $45.5 million, respectively. For the years ended December 31, 2014 and 2013, losses of $0.8 million and $1.8 million, respectively, were recorded related to this type of derivative financial instruments. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense, net” line item in the Consolidated Statements of Operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following(1) (in thousands):

	December 31, 2014	December 31, 2013
Land, buildings and improvements	$83,119	$88,295
Machinery, equipment and fixtures	78,003	80,584
Office furniture, equipment and vehicles	22,265	23,421
Construction in progress	399	217
	183,786	192,517
Accumulated depreciation	(117,912)	(117,861)
Property, plant and equipment, net	$65,874	$74,656
____________________

(1)
During the year ended December 31, 2014, the Company reclassified balances related to cost and accumulated depreciation. The net property, plant and equipment balance was not impacted by this adjustment. The December 31, 2013 balances have been reclassified to reflect the proper presentation.

Depreciation expense was $7.7 million, $7.4 million, and $6.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$—	$32,434
Accumulated impairment losses	(23,777)	—	(23,777)
Balance at December 31, 2012	8,657	—	8,657

Acquisition of Forkardt	—	5,816	5,816
Impairment loss	(3,809)	—	(3,809)
Disposal of Forkardt Switzerland	—	(662)	(662)
	(3,809)	5,154	1,345

Goodwill(1)	32,434	5,154	37,588
Accumulated impairment losses	(27,586)	—	(27,586)
Balance at December 31, 2013	4,848	5,154	10,002

Acquisition of Forkardt India	—	1,626	1,626
Impairment loss	(4,848)	—	(4,848)
Currency translation adjustments	—	(82)	(82)
	(4,848)	1,544	(3,304)

Goodwill	32,434	6,698	39,132
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2014	$—	$6,698	$6,698
____________________

(1)
In accordance with business combination guidance, changes to the purchase price allocation are adjusted retrospectively to the consolidated financial results. The values above include measurement period adjustments recorded in the year ended December 31, 2014 to primarily revise the fair value of other current assets, accrued

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

expenses, and AOCI. The December 31, 2013 balances included in the Consolidated Balance Sheets have been revised to include the effect of the measurement period adjustments.

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

Based on lower than expected performance in the Usach reporting unit during the current year, combined with a downward revision in the anticipated future results, the Company determined that there were indicators of an impairment of that reporting unit during the third quarter of 2014. Accordingly, a calculation of the fair value was performed using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances, which resulted in the carrying amount of the Usach reporting unit exceeding its fair value. Accordingly, a goodwill impairment charge of $4.8 million was recognized in the "Impairment charges" caption in the Consolidated Statements of Operations in that reporting unit during the third quarter of 2014, resulting in the entire MMS goodwill balance to be written off. Subsequently, the Company performed the annual impairment analysis for the ATA reporting unit, which resulted in the fair value exceeding the carrying value. The Company performed further analysis of the reporting units' long-lived assets and determined that impairments of these assets were not present. The estimates and judgments used in the assessment included multiples of EBITDA, the weighted average cost of capital and the terminal growth rate.

As part of the annual impairment test as of December 31, 2013, it was determined that the carrying value of the Company's Usach reporting unit exceeded its fair value. As a result, a calculation of the fair value was performed, and an impairment charge of $3.8 million was recognized in the "Impairment charges" caption in the Consolidated Statements of Operations for the year ended December 31, 2013. The Company performed further analysis of the reporting units' long-lived assets and determined that impairments of these assets were not present.

The major components of intangible assets other than goodwill are as follows (in thousands):

	December 31, 2014	December 31, 2013
Gross amortizable intangible assets:
Technical know-how	$12,984	$12,409
Customer lists	9,047	8,425
Land rights	2,796	2,865
Patents, trade names, drawings, and other	4,345	3,571
Total gross amortizable intangible assets	29,172	27,270

Accumulated amortization:
Technical know-how	(5,730)	(4,603)
Customer lists	(871)	(416)
Land rights	(228)	(177)
Patents, trade names, drawings, and other	(3,227)	(3,085)
Total accumulated amortization	(10,056)	(8,281)
Amortizable intangible assets, net	19,116	18,989

Indefinite lived intangible assets:
Trade names	11,101	13,074

Intangible assets other than goodwill, net	$30,217	$32,063

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization expense	$1,810	$1,553	$781

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2015	$1,800
2016	1,275
2017	1,235
2018	1,077
2019	1,060
Thereafter	12,669
As a result of interim impairment indicators present in the third quarter of 2014, it was determined that the fair value of the Company's Usach trade name was less than the carrying value, resulting in an impairment charge of $0.9 million, which was recognized in the "Impairment charges" caption in the Consolidated Statements of Operations. Additionally, in the fourth quarter of 2014, the Company concluded that the Usach trade name no longer has an indefinite life based on management plans surrounding the future use of the Usach name. Accordingly, an analysis was performed to assess the remaining useful life of this trade name, and the remaining balance is being amortized on a straight-line basis over a period of 18.25 years. The Company performed an annual impairment test of its indefinite lived intangible assets as of October 1, 2014. The fair value of the indefinite lived intangible assets were calculated using a discounted cash flow analysis, and resulted in the fair value exceeding the carrying value.
As a result of the December 31, 2013 impairment test, it was determined that the fair value of the Company's Usach trade name and Forkardt trade name were less than their carrying values, resulting in impairment charges of $1.3 million and $1.1 million, respectively, which were recognized in the "Impairment charges" caption in the Consolidated Statements of Operations for the year ended December 31, 2013.
See Note 3. "Fair Value of Financial Instruments" for a discussion of the fair value measures used in determining these impairment charges.

NOTE 8.  FINANCING ARRANGEMENTS

Financing arrangements are maintained with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $82.1 million at December 31, 2014, of which $57.3 million can be borrowed for working capital needs. As of December 31, 2014, $74.9 million was available for borrowing under these arrangements of which $56.5 million was available for working capital needs. Total consolidated borrowings outstanding were $16.2 million at December 31, 2014 and $26.6 million at December 31, 2013. Details of these financing arrangements are discussed below.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Long-term Debt

Long-term debt consists of (in thousands):

	December 31,
	2014	2013
Mortgage loans	$2,965	$4,191
Construction loan	—	1,486
Term loans	13,260	20,958
Total long-term debt	16,225	26,635
Current portion	(3,972)	(7,850)
Total long-term debt, less current portion	$12,253	$18,785

The annual maturities of long-term debt for each of the years after December 31, 2014, are as follows (in thousands):

Year	Amount
2015	$3,972
2016	5,832
2017	3,134
2018	3,287
$16,225

In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($5.7 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.1 million equivalent). The loan interest rate, 1.75% at December 31, 2014 and December 31, 2013, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 27.0 million ($0.9 million equivalent) at December 31, 2014 and TWD 45.0 million ($1.5 million equivalent) at December 31, 2013.

In August 2011, Hardinge Precision Machinery (Jiaxing) Company Ltd. ("Hardinge Jiaxing"), an indirectly wholly-owned subsidiary in China, entered into a loan agreement with a local bank. This agreement, which expired in January 2014, provided up to 25.0 million in Chinese Yuan ("CNY") ($4.0 million equivalent) for plant construction and fixed assets acquisition purposes. The interest rate, 7.38% at December 31, 2013, was the bank base rate plus a 20% mark-up and was subject to adjustment annually. The principal amount outstanding was CNY 9.0 million ($1.5 million equivalent) at December 31, 2013. This balance was paid off in 2014 and the facility was not renewed.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement, which matures in April 2018, calls for scheduled annual principal repayments of $1.7 million, $2.1 million, $2.1 million, and $1.0 million, in 2015, 2016, 2017, and 2018 respectively. In October 2013, the term loan agreement was amended. The amendment reduced mandatory principal payments associated with the sale of the Company's common stock under the stock offering program as described in Note 12. "Shareholders' Equity" from 75% of net proceeds to 25% of net proceeds. This amendment was retroactive for all sales of common stock under this stock offering program. The Company made principal payments of $2.1 million and $1.5 million in 2014 and 2013, respectively, with stock offering proceeds. The interest rate on the term loan is determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 2.44% at both December 31, 2014 and 2013. LIBOR is the average interest rate estimated by leading banks in London that they would be charged when borrowing from other banks. The principal amount outstanding at December 31, 2014 and 2013 was $6.8 million and $10.1 million, respectively.

In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term note agreement with the same bank pursuant to which the bank converted $10.8 million of the outstanding principal on the term loan to CHF 3.8 million ($3.8 million equivalent) and EUR 5.0 million ($6.0 million equivalent) borrowings. The agreement calls for scheduled annual principal repayments in CHF and EUR. The scheduled annual principal repayments in CHF are as follows: CHF 0.6 million ($0.6 million equivalent) in 2015, and CHF 0.6 million ($0.6 million equivalent) in 2016. The scheduled annual principal repayments in EUR are as follows: EUR 0.7 million ($0.9 million equivalent) in 2015, EUR 0.9 million ($1.1 million equivalent) in 2016 and 2017, and EUR $1.9 million ($2.3 million equivalent) in 2018. Additionally, the Company was required to pay a portion of the proceeds of the sale of Forkardt Switzerland against the CHF portion of the loan. The Company made a CHF 2.2 million ($2.4 million equivalent) principal payment in January 2014, to fulfill this obligation. The interest rate on the CHF and EUR portion of the term loan is determined from a pricing grid with the Swiss franc LIBOR ("CHF LIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 2.27% and 2.46% at December 31, 2014, respectively. The interest rate on the CHF and EUR portion of the term loan was 2.27% and 2.48% at December 31, 2013, respectively. The principal amounts outstanding at December 31, 2014 were CHF 1.2 million ($1.2 million equivalent), and EUR 4.4 million ($5.3 million equivalent). The principal amounts outstanding at December 31, 2013 were CHF 3.7 million ($4.2 million equivalent), and EUR 4.9 million ($6.7 million equivalent).

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

The loan agreement contains financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.00 to 1.00 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events of default that are customary for these types of transactions. At December 31, 2014, the Company was in compliance with the covenants under the loan agreement.

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with a bank whereby the bank made available a CHF 2.6 million ($2.6 million equivalent) mortgage loan facility. This facility is to be used by Kellenberger and replaces an existing mortgage loan that Kellenberger maintained with the same bank. Interest on the facility accrues at a fixed rate of 2.50% per annum, compared to 2.65% fixed interest rate on the previous mortgage loan. Principal payments of CHF 0.2 million ($0.2 million equivalent) are due in June and December in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity in December 2016. The principal amount outstanding was CHF 2.1 million ($2.1 million equivalent) at December 31, 2014, and CHF 2.4 million ($2.7 million equivalent) at December 31, 2013.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default. The credit facility is secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is subject to a minimum equity covenant requirement whereby the economic equity of the subsidiary must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2014, the Company was in compliance with the covenants under the loan agreement.

Foreign Credit Facilities

In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility provided up to CNY 34.2 million ($5.5 million equivalent) or its equivalent in other currencies for working capital and letter of credit purposes. In January 2014, Hardinge Jiaxing amended this facility, which increased the total availability under the facility to CNY 59.0 million ($9.5 million equivalent) or its equivalent in other currencies, and expires on December 20, 2015. Borrowings for working capital purposes were increased from a limit of CNY 20.0 million ($3.2 million equivalent) to CNY 39.0 million (approximately $6.3 million). Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up, amounting to 6.16% and 6.60% at December 31, 2014 and December 31, 2013, respectively. There was no principal amount outstanding under this facility at December 31, 2014 or December 31, 2013.

In July 2013, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility, which was renewed in June 2014. This facility, which expires in June 2015, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility charged interest at 1.44% at December 31, 2014 and 1.54% at December 31, 2013, is subject to change by the lender based on market conditions, and carried no commitment fees on unused funds. There were no principal amounts outstanding under this facility at December 31, 2014 or December 31, 2013.

In September 2014, Hardinge Machine (Shanghai) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a new credit facility. This facility, which expires in July 2015, provides up to CNY 34.0 million ($5.5 million equivalent) for letters of guarantee. Individual letters of guarantee issued under this facility require a cash deposit at the bank of 30% of the letter’s face value. The total issued letters of guarantee at December 31, 2014 had a face value of CNY 0.7 million (approximately $0.1 million).

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger, an indirect wholly-owned subsidiary, entered into a credit facility agreement with a bank whereby the bank made available a CHF 18.0 million ($18.1 million equivalent) multi-currency revolving working capital facility. This facility matures in July 2018.

The facility is to be used by Hardinge Holdings GmbH and its subsidiaries (the "Holdings Group") for general corporate and working capital purposes, including standby letters of credit and standby letters of guarantee. In addition to Swiss Francs, loan proceeds available under the facility can be drawn upon in Euros, British Pounds Sterling and United States Dollars. Under the terms of the facility, the maximum amount of borrowings available to the Holdings Group (on an aggregate basis) for working capital purposes shall not exceed CHF 8.0 million ($8.0 million equivalent) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable LIBOR. With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable EURIBOR, plus an applicable margin, (initially set at 2.25% per annum) that is determined by the bank based on the financial performance of the Holdings Group. At December 31, 2014 and 2013 there were no outstanding borrowings on this facility. The total issued letters of guarantee on this facility at December 31, 2014 had a face value of $5.1 million. The letters were issued in various currencies.

The terms of the credit facilities contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are secured by mortgage notes in an aggregate amount of CHF 9.2 million ($9.3 million equivalent) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger, Holdings Group serves as a guarantor with respect to this facility. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2014, the Company was in compliance with the covenants under the loan agreement.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provides a credit facility of up to CHF 7.0 million ($7.0 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.0 million equivalent) is available for working capital purposes. The facility is secured by the subsidiary's certain real property up to CHF 3.0 million ($3.0 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.1 million equivalent), increased the funds available for working capital purposes to CHF 5.0 million ($5.0 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.0 million equivalent). The agreement was again amended in May 2013 and reverted to the terms in place prior to the August 2010 amendment. The interest rate, currently at LIBOR plus 2.50% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. This facility is subject to annual renewal and carries no commitment fees on unused funds. At December 31, 2014 and 2013, there were no borrowings outstanding under this facility. The total issued letters of guarantee on this facility at December 31, 2014 had a face value of less than 0.1 million.

The above credit facility is subject to a minimum equity covenant requirement where the minimum equity for the subsidiary must be at least 35% of its balance sheet total assets. At December 31, 2014, the Company was in compliance with the required covenant.

In January 2014, Hardinge China Limited, an indirectly wholly-owned subsidiary in China, entered into a revised credit facility with a local bank. This facility, which expires in August 2015, provides up to $2.0 million for letters of guarantee. The facility requires Hardinge China Limited to maintain a $1.0 million deposit with the bank. The total issued letters of guarantee at December 31, 2014 had a face value of CNY 6.9 million ($1.1 million equivalent).

Domestic Credit Facilities

In December 2009, the Company entered into a $10.0 million revolving credit facility with a bank. This facility was subject to an annual renewal requirement. In December 2011, the Company modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum, and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December 2012, the maturity date of the facility was extended to March 31, 2014 and the interest rate was reduced from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. In May 2013 the Company, Usach, and Forkardt, amended and restated the existing $25.0 million revolving credit agreement. The amendment added Usach and Forkardt as additional borrowers and extended the maturity of the credit facility from March 2014 to April 2018. The interest rate on the term loan is determined from a pricing grid with LIBOR and base rate options, based on the Company's leverage ratio and was 2.44% at both December 31, 2014 and December 31, 2013.

This credit facility is secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on its worldwide headquarters in Elmira, NY, and a pledge of 65% of their investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of their wholly-owned subsidiaries, which is the owner of the real property comprising the Company's world headquarters. The credit facility does not include any financial covenants. There were no borrowings outstanding under this facility at December 31, 2014 and 2013.

The Company has a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2014 and 2013.

The Company maintains a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. The amount of the letter of credit was $0.8 million at December 31, 2014 and $0.9 million at December 31, 2013. It expires in March 2015. In total, there were various outstanding letters of credit totaling $8.7 million and $9.9 million at December 31, 2014 and 2013, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Deferred financing costs of $0.7 million were incurred in 2013. These costs, which were associated with the financing arrangements above, are recorded in "Other non-current assets" in the Consolidated Balance Sheets and are being amortized over the term of the related debt using the straight line method, which approximates the effective interest method. Deferred financing costs incurred in 2014 were not material.

Interest paid in 2014, 2013 and 2012 totaled $0.8 million, $1.0 million and $0.9 million respectively.

NOTE 9.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in accrued expenses, is as follows (in thousands):

	December 31,
	2014	2013
Balance at beginning of year	$3,449	$3,432
Warranties issued	2,477	2,992
Warranty settlement costs	(2,219)	(2,514)
Changes in accruals for pre-existing warranties	(161)	(671)
Other adjustments(1)	600	179
Currency translation adjustments	(255)	31
Balance at end of year	$3,891	$3,449
____________________

(1)	Represents the warranty liabilities assumed in connection with the Voumard acquisition in 2014 and the Forkardt acquisition in 2013. Refer to Note 2. "Acquisitions" for details.

NOTE 10.  INCOME TAXES

The Company's pre-tax (loss) income from continuing operations for domestic and foreign sources is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Domestic	$(7,230)	$(950)	$(4,142)
Foreign	6,105	6,882	23,483
Total	$(1,125)	$5,932	$19,341

Significant components of income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
State	$47	$(2)	$—
Foreign	740	1,929	4,736
Total current	787	1,927	4,736

Deferred:
Federal	(386)	(410)	(2,720)
Foreign	832	20	(530)
Total deferred	446	(390)	(3,250)
Total income tax expense	$1,233	$1,537	$1,486

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Operations:

	2014	2013	2012
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	13.9	(2.1)	(18.1)
Effect of change in the enacted rate	—	3.1	(1.3)
Change in valuation allowance	158.4	(63.4)	(46.0)
U.S. taxation of international operations	(170.1)	12.0	37.3
Change in estimated liabilities	26.8	0.1	0.4
Non-deductible items	(170.9)	41.3	—
State and local income taxes	(2.7)	(0.1)	—
Other	—	—	0.4
	(109.6)%	25.9%	7.7%

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Federal, state, and foreign net operating losses	$21,301	$26,622
State tax credit carryforwards	—	6,933
Postretirement benefits	655	649
Deferred employee benefits	2,450	1,937
Accrued pension	14,861	7,411
Inventory valuation	3,445	3,037
Foreign tax credit carryforwards	5,030	4,502
Other	3,155	3,262
	50,897	54,353
Less valuation allowance	(44,789)	(49,297)
Total deferred tax assets	6,108	5,056

Deferred tax liabilities:
Tax over book depreciation	(3,997)	(4,499)
Inventory valuation	(2,103)	(2,291)
Intangible assets	(1,672)	(1,831)
Other	(477)	(1,059)
Total deferred tax liabilities	(8,249)	(9,680)
Net deferred tax liabilities	$(2,141)	$(4,624)

Current deferred tax assets of $2.2 million and $2.1 million for 2014 and 2013, respectively, are reported in "Other current assets" in the Consolidated Balance Sheets. Non-current deferred tax assets of $0.5 million and $0.8 million for 2014 and 2013, respectively, are reported in "Other non-current assets" in the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

In 2014, the valuation allowance decreased by $4.5 million. The valuation allowance decreased by $10.1 million due to operational results and a decrease in state tax credits in the U.S. In New York State, corporate tax reform enacted in March 2014 changed the tax rate of a qualified manufacturing company such as Hardinge to 0%. As a result, Hardinge determined that it was unlikely to recognize any of the $6.9 million of New York State Investment Credit carryovers, and therefore wrote off the deferred tax asset for the carryovers. A corresponding decrease in the valuation allowance of $6.9 million was recorded, since the deferred tax asset on the carryover had a valuation allowance against it. This decrease was offset by $5.6 million of valuation allowance recorded in other comprehensive income (loss).

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

At December 31, 2014, there were U.S. federal and state net operating loss carryforwards of $35.5 million and $37.3 million, respectively, which expire from 2023 through 2031. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. The U.S. net operating loss includes approximately $2.2 million of the net operating loss carryforwards for which a benefit will be recorded in "Additional paid-in capital" in the Consolidated Balance Sheets when realized. There are Foreign Tax Credit Carryforwards of $5.0 million which expire between 2020 and 2024. There also are foreign net operating loss carryforwards of $35.4 million, of which $3.1 million will expire between 2018 through 2034, and of which $32.3 million have no expiration date.

At the end of 2014, the undistributed earnings of the Company's foreign subsidiaries, which amounted to approximately $89.4 million, are considered to be indefinitely reinvested and, accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax credit calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of the foreign subsidiaries.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	December 31,
	2014	2013	2012
Balance at beginning of year	$2,743	$2,514	$2,333
Additions for acquired subsidiaries	—	267	—
Additions for tax positions related to the current year	182	—	—
Additions for tax positions of prior years	430	150	235
Reductions for tax positions of prior years	(393)	—	—
Reductions for tax positions related to the current year	—	(57)	—
Reductions due to lapse of applicable statutes of limitation	(620)	(131)	(54)
Balance at end of year	$2,342	$2,743	$2,514

If recognized, essentially all of the uncertain tax positions and related interest at December 31, 2014 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that certain of the uncertain tax positions pertaining to the foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The estimated change in uncertain tax positions for these items would be a benefit to income tax expense up to $1.5 million.

Interest and penalties related to uncertain tax positions are recorded as income tax expense in the Consolidated Statements of Operations. Accrued interest related to the uncertain tax positions was $0.4 million and $0.8 million at December 31, 2014 and 2013, respectively. Accrued penalties related to uncertain tax positions were $0.1 million and $0.2 million at 2014 and 2013, respectively. The accrued interest and penalties are reported in other liabilities on the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The tax years 2012, 2013, and 2014 remain open to examination by the U.S. federal taxing authorities. The tax years 2010 through 2014 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, India, Germany, Netherlands and China); the tax years between 2008 and 2014 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

Net taxes paid in 2014, 2013 and 2012 totaled $1.9 million, $5.2 million and $4.1 million, respectively.

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

A substantial portion of the Pond is located on the Company’s property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRPs"), have agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the cost of the RI/FS study on a per capita basis.

The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, the draft Feasibility Study was submitted to the EPA. The PRPs are preparing a revised draft feasibility study to update site information and to address issues raised by the EPA.

The draft Feasibility Study identified alternative remedial actions with estimated life-cycle costs ranging from $0.7 million to $3.4 million. The proposed revised draft feasibility study is identifying an estimated life-cycle range from $0.9 million to $3.7 million. The Company’s portion of the potential costs, based upon the proposed revised feasibility study, are estimated to range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.2 million has been recorded for the Company’s share of remediation expenses at the Pond as of December 31, 2014. This reserve is included in "Accrued expenses" in the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

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

The Company leases space for some of the manufacturing, sales and service operations with lease terms up to 16 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.0 million, $3.2 million and $3.0 million, during the years ended December 31, 2014, 2013, and 2012, respectively.

At December 31, 2014, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2015	$2,356
2016	1,677
2017	1,228
2018	788
2019	386
Thereafter	101
Total	$6,536

The Company has entered into written employment contracts with its executive officers. The current effective term of the employment agreements is one year and the agreements contain an automatic, successive one year extension unless either party provides the other with two months prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment, the amount of which is increased upon certain termination events to the extent such events occur within twelve months following a change in control.

NOTE 12.  SHAREHOLDERS' EQUITY

The Company's common stock has a par value of $0.01 per share. The common stock outstanding activity for each of the years ended December 31, 2014, 2013 and 2012 was as follows (in shares):

	Common Stock
	2014	2013	2012
Balance at beginning of year	12,397,867	11,732,714	11,659,012
Shares issued under stock offering program	403,863	610,389	—
Shares distributed/exercised	23,738	79,530	113,439
Shares purchased	—	(24,766)	(39,737)
Shares forfeited	(3,700)	—	—
Balance at end of year	12,821,768	12,397,867	11,732,714

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

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

The Agreement will terminate upon the earlier of (i) sale of the Shares under the Agreement having an aggregate offering price of $25.0 million and (ii) the termination of the Agreement as permitted therein. The Agreement may be terminated by the Agent or the Company at any time upon 10 days notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company's Board of Directors authorized this program for a period of one year ending August 8, 2014. This authorization has not been renewed as of December 31, 2014.

As of December 31, 2014, 1,014,252 Shares have been sold under the Agreement for aggregated net proceeds of $14.6 million, of which 663,276 of the shares sold were issued from treasury. During the year ended December 31, 2014, 403,863 Shares of common stock have been sold under the Agreement for aggregate net proceeds of $5.7 million, of which 52,887 of the shares sold were issued from treasury.

NOTE 13.  EMPLOYEE BENEFITS

Pension and Postretirement Plans

The Company provides a qualified defined benefit pension plan covering all eligible domestic employees hired before March 1, 2004. The plan bases benefits upon both years of service and earnings through June 15, 2009. The policy is to fund at least an amount necessary to satisfy the minimum funding requirements of ERISA. For the foreign plans, contributions are made on a monthly basis and are governed by their governmental regulations. Each foreign plan requires employer contributions. Additionally, one of the Swiss plans requires employee contributions. In 2010, the accrual of benefits under the domestic plan and one of the foreign plans were permanently frozen.

Domestic employees hired on or after March 1, 2004 have retirement benefits under the 401(k) defined contribution plan. After the completion of one year of service, the Company will contribute 4% of an employee's pay and will further match 25% of the first 4% that the employee contributes. For employees participating in the domestic 401(k) plan, the Company made contributions of $1.8 million, $1.6 million, and $1.4 million in 2014, 2013, and 2012, respectively. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit pension plan, employees that were actively participating in the domestic defined benefit pension plan became eligible to receive company contributions in the 401(k) plan. Additionally, upon reaching age 50, employees who were age 40 or older as of January 1, 2011 and were participants in the domestic defined benefit pension plan are provided enhanced employer contributions in the 401(k) plan to compensate for the loss of future benefit accruals under the defined benefit pension plan. The Company recognized $2.0 million, $1.8 million, and $1.6 million of expense for the domestic defined contribution plan in 2014, 2013, and 2012, respectively. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

In 2014, as a result of significant lump sum benefits paid out of the Switzerland Pensionskasse L. Kellenberger Plan, a $0.8 million settlement charge was recognized in the net periodic benefit cost. This was offset by a $0.4 million curtailment gain, which was recognized as a result of a significant portion of the active population terminating employment. In 2013, as a result of significant lump sum payments made in two of the foreign plans, a $0.2 million settlement charge was recognized and was reflected in the net periodic benefit cost. In 2012, a $3.2 million prior service credit in two of the foreign pension plans was recognized as a result of a plan amendment that changed the interest rates used to convert lump sums to annuity payments.

As a result of the acquisition of the Forkardt operations from Illinois Tool Works in May 2013, the benefit obligations of the Forkardt defined benefit and postretirement medical plans were assumed. These obligations included a Termination Indemnity Plan in France and a Postretirement Medical Plan in the U.S.

The Company provides a contributory retiree health plan covering all eligible domestic employees who retired at normal retirement age prior to January 1, 1993 and all retirees who have or will retire at normal retirement age after January 1, 1993 with at least 10 years of active service. Employees who elect early retirement on or after reaching age 55 are eligible for the plan benefits if they have 15 years of active service at retirement. Benefit obligations and funding policies are at the discretion of management. Increases in the cost of the retiree health plan are paid by the participants. The Company also provides a non-contributory life insurance plan to retirees who meet the same eligibility criteria as required for retiree health insurance. Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

The discount rate for determining benefit obligations in the postretirement benefits plans was 4.23% and 5.13% at December 31, 2014 and 2013, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2014 by $0.2 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

A summary of the pension and postretirement benefits plans' funded status and amounts recognized in the Consolidated Balance Sheets is as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Change in benefit obligation :
Benefit obligation at beginning of year	$216,306	$223,780	$1,769	$2,312
Service cost	1,421	1,401	11	18
Interest cost	8,426	7,380	87	92
Plan participants' contributions	1,501	1,567	326	375
Actuarial loss (gain)	34,840	(12,208)	10	(452)
Foreign currency impact	(11,792)	2,463	—	—
Benefits and administrative expenses paid	(11,985)	(7,760)	(397)	(604)
Settlements	(3,284)	(628)	—	—
Acquisitions	—	311	—	28
Benefit obligation at end of year	235,433	216,306	1,806	1,769

Change in plan assets:
Fair value of plan assets at beginning of year	193,429	176,693	—	—
Actual return on plan assets	14,688	18,233	—	—
Employer contributions	2,644	2,732	71	229
Plan participants' contributions	1,501	1,567	326	375
Foreign currency impact	(11,012)	2,592	—	—
Benefits and administrative expenses paid	(11,985)	(7,760)	(397)	(604)
Settlements	(3,284)	(628)	—	—
Fair value of plan assets at end of year	185,981	193,429	—	—
Funded status of plans	$(49,452)	$(22,877)	$(1,806)	$(1,769)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$2,318	$4,023	$—	$—
Current liabilities	(253)	(232)	(112)	(131)
Non-current liabilities	(51,517)	(26,668)	(1,694)	(1,638)
Net amount recognized	$(49,452)	$(22,877)	$(1,806)	$(1,769)

Amounts recognized in Accumulated Other Comprehensive (Loss) consists of:
Net actuarial (loss) gain	$(75,220)	$(50,580)	$657	$724
Transition asset	500	850	—	—
Prior service credit	2,126	3,232	—	—
Accumulated other comprehensive (loss) income	(72,594)	(46,498)	657	724
Accumulated contributions in excess (deficit) of net periodic benefit cost	23,142	23,621	(2,463)	(2,493)
Net deficit recognized in Consolidated Balance Sheets	$(49,452)	$(22,877)	$(1,806)	$(1,769)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The projected benefit obligations for the foreign pension plans included in the amounts above were $114.1 million and $106.7 million at December 31, 2014 and 2013, respectively. The plan assets for the foreign pension plans included above were $102.6 million and $105.8 million at December 31, 2014 and 2013, respectively.

The accumulated benefit obligations for the foreign and domestic pension plans were $231.4 million and $212.2 million at December 31, 2014 and 2013, respectively.

The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2014	2013
Projected benefit obligations	$228,138	$128,638
Fair value of plan assets	176,367	101,738
Excess of projected benefit obligations over plan assets	$51,771	$26,900

The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2014	2013
Accumulated benefit obligations	$223,921	$127,692
Fair value of plan assets	175,766	101,145
Excess of accumulated benefit obligations over plan assets	$48,155	$26,547

A summary of the components of net periodic benefit cost for the Company, which includes an executive supplemental pension plan, is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Service cost	$1,421	$1,401	$1,246	$11	$18	$18
Interest cost	8,426	7,380	8,159	87	92	111
Expected return on plan assets	(9,892)	(9,464)	(9,495)	—	—	—
Amortization of prior service credit	(399)	(393)	(54)	—	(254)	(353)
Amortization of transition asset	(276)	(272)	(269)	—	—	—
Settlement loss	810	229	—	—	—	—
Curtailment gain	(409)	—	—	—	—	—
Amortization of loss (gain)	1,719	3,223	2,417	(57)	(5)	(7)
Net periodic benefit cost (income)	$1,400	$2,104	$2,004	$41	$(149)	$(231)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

A summary of the changes in pension and postretirement benefits recognized in other comprehensive (income) loss is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Net loss (gain) arising during year	$30,044	$(20,977)	$12,533	$10	$(452)	$30
Amortization of transition asset	286	272	269	—	—	—
Amortization of prior service credit	808	393	54	—	254	353
Other gain	—	—	(3,216)	—	—	—
Amortization of (gain) loss	(2,539)	(3,452)	(2,417)	57	5	7
Foreign currency exchange impact	(2,503)	268	713	—	—	—
Total recognized in other comprehensive (income) loss	26,096	(23,496)	7,936	67	(193)	390
Net recognized in net periodic benefit cost and other comprehensive (income) loss	$27,496	$(21,392)	$9,940	$108	$(342)	$159

The net periodic benefit cost for the foreign pension plans included in the amounts above was $0.7 million, $1.4 million, and $1.9 million, for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company expects to recognize $3.2 million of net loss, $0.2 million of net transition assets and $0.3 million of net prior service credit as components of net periodic benefit cost in 2015 for the defined benefit pension plans. The Company expects to recognize $0.1 million of net gain as a component of net periodic benefit cost for the postretirement benefits plans in 2015.

Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Assumptions at January 1
For the domestic plans:
Discount rate	5.24%	4.31%	5.11%	5.13%	4.21%	4.92%
Expected return on plan assets	7.50%	7.75%	7.75%	N/A	N/A	N/A
For the foreign plans:
Weighted average discount rate	2.57%	2.34%	3.01%
Weighted average expected return on plan assets	4.03%	3.91%	4.07%
Weighted average rate of compensation increase	1.64%	2.51%	2.51%

Actuarial assumptions used to determine pension obligations and other postretirement benefit obligations include:

	Pension Benefits		Postretirement Benefits
	2014	2013	2014	2013
Assumptions at December 31
For the domestic plans:
Discount rate	4.28%	5.24%	4.23%	5.13%
For the foreign pension plans:
Weighted average discount rate	1.43%	2.75%
Weighted average rate of compensation increase	1.76%	1.76%

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

For the domestic and foreign plans (except for the Taiwan plan), discount rates used to determine the benefit obligations are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit payments. The discount rate for the Taiwan plan is based on the yield on long-dated government bonds plus a spread. To develop the expected long-term rate of return on assets assumption, for the domestic and foreign plans, management considers the current level of expected returns on least risk investments (primarily government bonds) in each market, the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class was then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. The market-related value of assets for the U.S. qualified defined benefit pension plan recognizes asset losses and gains over a five-year period, which the Company believes is consistent with the long-term nature of the pension obligations.

Investment Policies and Strategies

For the qualified domestic defined benefit pension plan, the plan targets an asset allocation of approximately 55% equity securities, 36% debt securities and 9% other. For the foreign defined benefit pension plans, the plans target blended asset allocation of 37% equity securities, 45% debt securities and 18% other.

Given the relatively long horizon of the aggregate obligation, the investment strategy is to improve and maintain the funded status of the domestic and foreign plans over time without exposure to excessive asset value volatility. This risk is managed primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.

The domestic and foreign pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of management, investment committees, plan trustees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements, related policy guidelines and applicable governmental regulations regarding permissible investments and risk control practices.

Contributions

The Company's funding policy is to contribute to the defined benefit pension plans when pension laws and economics either require or encourage funding. The qualified domestic plan is the largest of all the Company's defined benefit pension plans. No contributions were made to this plan for the years ended December 31, 2014 and 2013.

During 2014, Congress enacted the Highway and Transportation Funding Act of 2014 ("HAFTA"). In the short-term, HAFTA will increase the discount rates used to determine funding liabilities for the domestic defined benefit pension plan, resulting in significantly lower pension contributions. As a result of HAFTA, minimal contributions are expected to be made to the domestic defined benefit pension plan during the year ending December 31, 2015.

The Company also provides defined benefit pension plans or defined contribution retirement plans for the foreign subsidiaries. Each of the foreign defined benefit pension plans requires employer contributions. Additionally, one of the Switzerland plans requires employee contributions. The expected Company contributions to be paid during the year ending December 31, 2015 to the foreign defined benefit pension plans are $2.4 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Pension Benefits	Postretirement Benefits
2015	$9,107	$113
2016	9,264	118
2017	9,971	120
2018	10,725	124
2019	11,107	128
Thereafter	58,934	585

Foreign Operations

The Company has employees in certain foreign countries that are covered by defined contribution retirement plans and other employee benefit plans. Related obligations and costs charged to operations for these plans are not material. The foreign entities with defined benefit pension plans are included in the consolidated pension plans described earlier within this footnote.

NOTE 14.  STOCK-BASED COMPENSATION

On May 3, 2011, the Company's shareholders approved the 2011 Incentive Stock Plan (the "Plan"), which was amended on May 6, 2014. The Plan's purpose is to enhance the profitability and value of the Company for the benefit of its shareholders by attracting, retaining, and motivating officers and other key employees who make important contributions to the success of the Company. The Plan initially reserved 750,000 shares of the Company's common stock (as such amount may be adjusted in accordance with the terms of the Plan, the "Authorized Plan Amount") to be issued for grants of several different types of incentives including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock incentives, and performance share incentives. Any shares of common stock granted under options or stock appreciation rights prior to May 6, 2014 shall be counted against the Authorized Plan Amount on a one-for-one basis and any shares of common stock granted as awards other than options or stock appreciation rights shall be counted against the Authorized Plan Amount as two (2) shares of common stock for every one (1) share of common stock subject to such award. On May 6, 2014, the Company's Board of Directors approved an amendment to the plan to (a) increase the number of shares available for the plan to 1,500,000, and (b) change the ratio of shares of common stock granted as awards other than options or stock appreciation rights to be counted against the Authorized Plan Amount as 1.75 shares of common stock for every one (1) share of common stock subject to such award. Authorized and issued shares of common stock or previously issued shares of common stock purchased by the Company for purposes of the Plan may be issued under the Plan.

Stock-based compensation to employees is recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs were included in the "Depreciation and amortization" amounts in the Consolidated Statements of Cash Flows.

A summary of stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Restricted stock/unit awards	$409	$363	$421
Performance share incentives	(80)	258	241
Total stock-based compensation expense	$329	$621	$662

Restricted stock/unit awards, performance share incentives and stock options are the only award types currently outstanding. Restricted stock/unit awards and performance share incentives are discussed below. Stock option activity is not significant.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Restricted Stock/Unit Awards

Restricted stock/units (the "RSA") are awarded to employees. RSAs vest at the end of the service period and are subject to forfeiture as well as transfer restrictions. During the vesting period, the RSAs are held by the Company and the recipients are entitled to exercise rights pertaining to such shares, including the right to vote such shares.

The RSAs are valued based on the closing market price of the Company's common stock on the date of the grant. There were no RSAs granted during 2014. The total deferred compensation associated with the RSAs awarded in both 2013 and 2012 was $0.6 million. The deferred compensation is being amortized on a straight-line basis over four years for all outstanding RSAs.

All outstanding RSAs are unvested. A summary of the RSA activity is as follows (in shares):

	Year Ended December 31,
	2014	2013	2012
RSAs outstanding at beginning of year	165,875	212,340	264,640
Awarded	—	45,375	70,500
Vested	—	(91,840)	(111,300)
Canceled or forfeited	(5,700)	—	(11,500)
RSAs outstanding at end of year	160,175	165,875	212,340

Unamortized deferred compensation cost (in millions)	$0.7	$1.2	$0.9
Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.64	2.64	2.63

Performance Share Incentives

Performance share incentives ("PSI") are awarded to certain employees. PSIs are expressed as shares of the Company's common stock. They are earned only if the Company meets specific performance targets over the specified performance period. During this period, PSI recipients have no voting rights. When dividends are declared, such dividends are deemed to be paid to the recipients. The Company withholds and accumulates the deemed dividends until such point that the PSIs are earned. If the PSIs are not earned, the accrued dividends are forfeited. The payment of PSIs can be in cash, or in the Company's common stock, or a combination of the two, at the discretion of the Company. The PSIs were first awarded to employees in 2011.

All outstanding PSIs are unvested. A summary of the PSI activity is as follows (in shares):

	Year Ended December 31,
	2014	2013	2012
PSIs outstanding at beginning of year	105,875	102,500	54,000
Awarded	—	3,375	52,500
Canceled or forfeited	(1,875)	—	(4,000)
PSIs outstanding at end of year	104,000	105,875	102,500

Unamortized deferred compensation cost (in millions)	$0.6	$0.5	$0.7
Expected weighted-average recognition period for unrecognized compensation cost (in years)	2.13	3.16	4.16

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The PSIs are valued based on the closing market price of the Company's common stock on the date of the grant. There were no PSIs awarded in 2014. The total deferred compensation associated with the PSIs awarded in 2013 and 2012 was $0.1 million and $0.5 million, respectively. The deferred compensation is being recognized into earnings based on the passage of time and achievement of performance targets.

NOTE 15.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive loss before reclassifications	(11,893)	(24,775)	(430)	(37,098)
Less income (loss) reclassified from AOCI	—	1,388	(149)	1,239
Net other comprehensive loss	(11,893)	(26,163)	(281)	(38,337)
Income taxes	857	(1,806)	(6)	(955)
Ending balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)

	Year Ended December 31, 2013
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive income before reclassifications	1,939	26,217	71	28,227
Less income (loss) reclassified from AOCI	—	2,528	(6)	2,522
Net other comprehensive income	1,939	23,689	77	25,705
Income taxes	106	1,527	(18)	1,615
Ending balance, net of tax	$38,663	$(40,213)	$131	$(1,419)

	Year Ended December 31, 2012
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$32,340	$(53,969)	$(504)	$(22,133)
Other comprehensive income (loss) before reclassifications	3,805	(6,594)	1,029	(1,760)
Less income reclassified from AOCI	—	1,734	378	2,112
Net other comprehensive income (loss)	3,805	(8,328)	651	(3,872)
Income taxes	(685)	78	111	(496)
Ending balance, net of tax	$36,830	$(62,375)	$36	$(25,509)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

Details about reclassification out of AOCI for the 2014, 2013 and 2012 are as follows (in thousands):

	Year Ended December 31,			Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2014	2013	2012
Unrealized (loss) gain on cash flow hedges:
	$(43)	$(20)	$101	Sales
	(106)	14	277	Other expense, net
	(149)	(6)	378	Total before tax
	(8)	1	(63)	Tax (expense) benefit
	$(157)	$(5)	$315	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$(399)	$(647)	$(407)	(a)
Amortization of transition asset	(276)	(272)	(269)	(a)
Amortization of actuarial loss	2,063	3,447	2,410	(a)
	1,388	2,528	1,734	Total before tax
	(65)	(221)	(207)	Tax expense
	$1,323	$2,307	$1,527	Net of tax

____________________
(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 13. "Employee Benefits" for details.

NOTE 16.  (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For diluted (loss) earnings per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the (loss) earnings per share computation (in thousands):

	Year Ended December 31,
	2014	2013	2012
Numerator for basic and diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(2,358)	$4,395	$17,855
Gain from disposal of discontinued operation, net of tax	218	4,890	—
Income from discontinued operations, net of tax	—	642	—
Net (loss) earnings applicable to common shareholders	$(2,140)	$9,927	$17,855

Denominator:
Denominator for basic (loss) earnings per share — weighted average shares	12,661	11,801	11,557
Assumed exercise of stock options	—	28	24
Assumed satisfaction of restricted stock conditions	—	62	15
Denominator for diluted (loss) earnings per share — adjusted weighted average shares	12,661	11,891	11,596

There is no dilutive effect of the restricted stock and stock options for the year ended December 31, 2014 due to the year to date net loss. There would have been 107,090 shares included in the diluted earnings per share calculation for the year ended December 31, 2014 had the impact of including these securities not been anti-dilutive. For the years ended December 31, 2014, 2013 and 2012, there were 39,752 shares, 52,125 shares, and 145,262 shares, respectively, of certain stock-based compensation awards excluded from the calculation of diluted earnings per share, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

NOTE 17. SEGMENT INFORMATION

The Company operates through segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. In 2013, the Company changed its reportable business segment from one reportable segment to two reportable segments, Metalcutting Machine Solutions ("MMS") and Aftermarket Tooling and Accessories ("ATA"). The Company has recast its segment information disclosure for all periods presented to conform to this segment presentation.

Metalcutting Machine Solutions (MMS)

This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately forty thousand dollars for some high volume products to around two million dollars for some lower volume grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles as customers are looking for productivity improvements or they have new products that require new machining capabilities.

The Company engineers and sells high precision computer controlled metalcutting turning machines, vertical machining centers, horizontal machining centers, grinding machines, and repair parts related to those machines.

Turning Machines or lathes are power-driven machines used to remove material from either bar stock or a rough-formed part by moving multiple cutting tools against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by Hardinge machines, those dimensions are often measured in millionths of an inch. Management considers Hardinge to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to very close dimensions.

Machining centers are designed to remove material from stationary, prismatic or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from a built-in computer control without the assistance of an operator. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. The Company supplies a broad line of machining centers under the Bridgeport brand name addressing a range of sizes, speeds, and powers.

Grinding machines are used in a machining process in which a part's surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes. The Kellenberger and Usach grinding machines are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been partially completed on a lathe. The Hauser jig grinding machines are used to make demanding contour components, primarily for tool and mold-making applications. The Jones & Shipman brand represents a line of high quality grinders (surface, creepfeed, and cylindrical) machines used by a wide range of industries. Voumard machines are high quality internal diameter cylindrical grinding systems.

Aftermarket Tooling and Accessories (ATA)

This segment includes products that are purchased by manufacturers throughout the lives of their machines. The prices of units are relatively low per piece with prices ranging from fifty dollars on high volume collets to twenty thousand dollars or more for specialty chucks, and they typically are considered to be a fairly consumable, but durable, product. The Company's products are used on all types and brands of machine tools, not limited to Hardinge Brand. Sales levels are affected by manufacturing cycles, but not to the severity of the capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment and accessories are still needed as they wear out or they are needed for a change in production requirements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

The two primary product groups are collets and chucks. Collets are cone-shaped metal sleeves used for holding circular or rod like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Chucks are a specialized clamping device used to hold an object with radial symmetry, especially a cylindrical object. It is most commonly used to hold a rotating tool or a rotating work piece. Some of the specialty chucks can also hold irregularly shaped objects that lack radial symmetry. While the Company's products are known for accuracy and durability, they are consumable in nature.

Segment income is measured for internal reporting purposes by excluding corporate expenses, acquisition related charges, impairment charges, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows (in thousands):

	Year Ended December 31, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$243,199	$68,788	$(354)	$311,633
Depreciation and amortization	6,952	2,545		9,497
Segment income	3,950	6,708		10,658
Capital expenditures	2,088	1,098		3,186
Segment assets(1)	238,462	51,838		290,300

	Year Ended December 31, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$278,377	$51,553	$(471)	$329,459
Depreciation and amortization	6,897	1,985		8,882
Segment income	16,338	5,689		22,027
Capital expenditures	2,603	1,268		3,871
Segment assets(1)	253,173	46,082		299,255

	Year Ended December 31, 2012
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$306,328	$28,989	$(904)	$334,413
Depreciation and amortization	6,041	706		6,747
Segment income	22,556	5,128		27,684
Capital expenditures	7,005	636		7,641
Segment assets(1)	276,710	17,742		294,452
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

A reconciliation of segment income to consolidated (loss) income from operations before income taxes for the years ended December 31, 2014, 2013, and 2012 are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment income	$10,658	$22,027	$27,684
Unallocated corporate expense	(5,540)	(4,563)	(7,167)
Acquisition related inventory step-up charge	(86)	(1,927)	—
Acquisition related expenses	(178)	(2,154)	(290)
Impairment charges	(5,766)	(6,239)	—
Interest expense, net	(678)	(1,064)	(741)
Other unallocated income (expense)	465	(148)	(145)
(Loss) income from continuing operations before income taxes	$(1,125)	$5,932	$19,341

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Total segment assets	$290,300	$299,255	$294,452
Unallocated assets	21,020	44,928	31,202
Total assets	$311,320	$344,183	$325,654

Unallocated assets include cash of $16.3 million, $34.7 million and $26.9 million at December 31, 2014, 2013 and 2012, respectively.

There is no single customer who accounted for more than 6% of the consolidated sales in 2014, 2013 or 2012. Products are sold throughout the world and sales are attributed to countries based on the country where the products are shipped to. Information concerning the principal geographic areas is follows (in thousands):

	2014		2013		2012
	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)
North America
United States	$94,420	$39,656	$105,764	$49,270	$79,013	$33,564
Other	6,474	—	3,693	—	4,533	—
Total North America	100,894	39,656	109,457	49,270	83,546	33,564
Europe
England	13,848	604	21,090	645	28,328	739
Germany	46,543	1,741	40,277	1,943	39,595	267
Switzerland	6,834	31,524	6,063	37,055	9,622	38,121
Other	35,838	107	32,696	143	43,463	10
Total Europe	103,063	33,976	100,126	39,786	121,008	39,137
Asia
China	88,933	11,543	96,532	12,468	102,550	12,405
Taiwan	4,296	14,603	4,541	15,197	5,474	16,010
Other	14,447	3,011	18,803	—	21,835	—
Total Asia	107,676	29,157	119,876	27,665	129,859	28,415
Consolidated Total	$311,633	$102,789	$329,459	$116,721	$334,413	$101,116
____________________

(1)	Long-lived assets consist of property, plant and equipment, goodwill, and other intangible assets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

NOTE 18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2014 and 2013 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2014
Sales	$70,850	$78,851	$68,924	$93,008
Gross profit	19,220	21,961	18,677	27,020
Net (loss) income from continuing operations	(671)	1,349	(7,578)	4,542
Gain from disposal of discontinued operation, net of tax	218	—	—	—
Net (loss) income	(453)	1,349	(7,578)	4,542

Per share data:
Basic (loss) earnings per share:
Continuing operations	$(0.05)	$0.11	$(0.60)	$0.36
Gain from disposal of discontinued operation	0.01	—	—	—
Basic (loss) earnings per share (1)	$(0.04)	$0.11	$(0.60)	$0.36
Diluted (loss) earnings per share:
Continuing operations	$(0.05)	$0.11	$(0.60)	$0.35
Gain from disposal of discontinued operation	0.01	—	—	—
Diluted earnings per share (1)	$(0.04)	$0.11	$(0.60)	$0.35

Basic weighted average shares outstanding	12,499	12,715	12,715	12,716
Diluted weighted average shares outstanding	12,499	12,820	12,715	12,832

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

	Quarter
	First	Second	Third	Fourth
2013
Sales	$67,219	$79,355	$79,784	$103,101
Gross profit	18,973	22,767	22,041	29,458
Net income from continuing operations	40	2,056	1,173	1,126
Gain from disposal of discontinued operation, net of tax	—	—	—	4,890
Income from discontinued operations, net of tax	—	209	306	127
Net income	40	2,265	1,479	6,143

Per share data:
Basic earnings per share:
Continuing operations	$—	$0.18	$0.10	$0.09
Gain from disposal of discontinued operation	—	—	—	0.40
Discontinued operations	—	0.01	0.03	0.01
Basic earnings per share (1)	$—	$0.19	$0.13	$0.50
Diluted earnings per share:
Continuing operations	$—	$0.18	$0.10	$0.09
Gain from disposal of discontinued operation	—	—	—	0.40
Discontinued operations	—	0.01	0.03	0.01
Diluted earnings per share (1)	$—	$0.19	$0.13	$0.50

Basic weighted average shares outstanding	11,660	11,663	11,721	12,160
Diluted weighted average shares outstanding	11,743	11,754	11,813	12,253
____________________

(1)	Due to the changes in outstanding shares from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

NOTE 19.  NEW ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the accounting treatment of extraordinary and unusual items in the statements of operations. This guidance eliminates the concept of extraordinary items. Although the amendments will eliminate the requirements in current guidance for reporting entities to consider whether an underlying event or transaction is extraordinary, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. The Company does not believe the effects of this guidance will have an impact on its consolidated financial statements and disclosures.

In November 2014, the FASB issued authoritative guidance related to pushdown accounting. The new guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The amendments are effective on November 18, 2014, which is the date that the Company adopted this guidance. The adoption of this guidance did not have a material impact on the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2014

In August 2014, the FASB issued authoritative guidance on management's evaluation and disclosure of uncertainties about the entity's ability to continue as a going concern. In connection with the preparation of the interim and annual financial statements, management will be required to perform an assessment of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events are identified that raise substantial doubt that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued, additional disclosures are required. This guidance is effective for the annual period ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. Management does not believe that the adoption of this accounting guidance will have a material impact on the financial statements or related disclosures.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None

Item 9A.  Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2014, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2014.

Management's Report on Internal Control over Financial Reporting

The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the framework in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2013, due to a material weakness in the Company’s internal control over financial reporting related to the computation of the Company’s gain from the sale of the Forkardt Swiss operations in December 2013. Specifically, management review over complex, non-routine transactions that could have a significant impact on financial reporting was not operating effectively as of December 31, 2013. The Company has implemented new controls and procedures in the current year to address the material weakness, including engaging third-party specialists to provide additional review when significant non-routine transactions of a complex nature occur. Testing of these remedial actions was completed as of the end of the period covered by this report and management has concluded that this material weakness has been remediated.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2014.

Changes in Internal Control

As described above, there have been changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

/s/ RICHARD L. SIMONS
Richard L. Simons
Chairman, President and Chief Executive Officer

/s/ DOUGLAS J. MALONE
Douglas J. Malone
Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hardinge Inc. and Subsidiaries

We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hardinge Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Hardinge Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Hardinge Inc. and Subsidiaries and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 12, 2015

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this item such as: the identity of the Board of Directors and those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 26, 2015. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant

Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	59	2008
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

Douglas J. Malone	50	2013
Vice President and Chief Financial Officer since December 2013; Controller and Chief Accounting Officer August 2008 - December 2013; Senior Vice President-Financial Planning and Analysis for Five Star Bank, a subsidiary of Financial Institutions, Inc., 2005 - 2008; Senior Vice President-Finance and Operations for Bath National Bank, a subsidiary of Financial Institutions, Inc., 2002 - 2005. Mr. Malone also served as a Senior Audit Manager and various other positions at KPMG LLP for a period of seven years.

James P. Langa	56	2009
Senior Vice President-Asia Operations since May 2011; Vice President-Global Engineering, Quality and Strategic Sourcing September 2008 - April 2011; Vice President/General Manager-North American Operations January, 2008 - September 2008; Vice President/General Manager North American Machine Operations, June 2007 - January 2008; Director, Original Equipment Sales & Marketing for Wellman Products Group (Division of Hawk Corporation) 2006-2007 and Focus Factory Manager for Wellman Products Group, 2005-2006.

Douglas C. Tifft	60	1988	Senior Vice President-Administration since April 2000; Vice President-Administration 1998 - 1999; Vice President-Employee Relations since 1988. Various other Company positions 1978 - 1988.
William Sepanik	49	2015
Vice President of Forkardt Operations since May, 2013; Group General Manager of Forkardt International from January 2011 - May 2013 for ITW; General Manager of ITW Workholding, North American Operations, April 2007 - January 2011; Various other positions in ITW Workholding from July 1996 - April 2007; Engineering Manager and various other positions for Hayes Lemmerz and Motor Wheel Corporation from April 1989 - June 1996.

Code of Ethics

Our Board of Directors adopted the Code of Ethics for the Chief Executive and the Senior Financial Officers and the Code of Conduct for Directors and Executive Officers which supplement the Code of Conduct governing all employees and directors. A copy of all said Codes is available on our website at www.hardinge.com. We will also provide a copy of the said Codes to shareholders upon request. To obtain a copy of one or more of the Codes, please write to Assistant Treasurer, Hardinge Inc., One Hardinge Drive, Elmira, New York 14902. We will disclose future amendments to, or waivers from, the said Code of Ethics for the Chief Executive and Senior Financial Officers on our website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 26, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 26, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March March 26, 2015.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Registrant's proxy statement to be filed with the Commission on or about March 26, 2015.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements: The financial statements of the Registrant provided in Item 8. "Financial Statements and Supplementary Data" of this Report are incorporated herein by reference.
	(2)
Financial Statement Schedules: The financial statement schedules of the Registrant provided in Item 8. "Financial Statements and Supplementary Data" of Form 10-K as filed on March 12, 2015 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

		Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including notes thereto.

	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
2.1	Purchase Agreement, dated as of May 9, 2013, by and between Illinois Tool Works, Inc. and Cherry Acquisition Corporation (n/k/a Forkardt Inc.)	8-K	2.1	May 15, 2013
2.2	Asset Purchase Agreement, dated as of September 5, 2014, by and among Peter Wolters GmbH, Lam Research Corporation, Hardinge GmbH, L. Kellenberger & Co., AG and Hardinge Inc.	8-K	2.1	September 26, 2014
3.1	Restated Certificate of Incorporation of Hardinge Inc.
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc.	8-K	3.2	February 23, 2010
3.3	By-laws of Hardinge Inc.	10-Q	3.3	March 31, 2014
4.1	Specimen of certificate for shares of Common Stock, par value $.01 per share of Hardinge Inc.	8-A	3	May 19, 1995
10.1	$3,000,000 Commercial Line of Credit Agreement dated August 26, 2009 between Hardinge Inc. and Chemung Canal Trust Company	8-K	10.3	August 26, 2009
10.2	Amended and Restated Credit Agreement, dated May 9, 2013, by and among M&T Bank, Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies, Inc.	10-Q	10.1	June 30, 2013
10.3	Replacement Standard LIBOR Grid Note, dated May 9, 2013, issued by Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies Inc. for the benefit of M&T Bank	10-Q	10.2	June 30, 2013
10.4	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.3	June 30, 2013
10.5	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.4	June 30, 2013
10.6	Credit Agreement, dated May 9, 2013, by and between Hardinge Inc., Hardinge Holdings GmbH and M&T Bank	10-Q	10.5	June 30, 2013
10.7	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.7	June 30, 2013
10.8	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.8	June 30, 2013
10.9	Agreement between Hardinge Inc. and M&T Bank, dated October 31, 2013	10-K	10.9	December 31, 2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.10		Replacement Term Note, dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.10	December 31, 2013
10.11		Rate Rider (for Actual Balance Promissory Notes), dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.11	December 31, 2013
10.12		Credit Facilities Agreement dated July 12, 2013 between Hardinge Holdings GmbH L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.1	July 18, 2013
10.13		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.2	July 18, 2013
10.14		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.3	July 18, 2013
10.15		Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG
10.16		Supplement 1 dated August 10, 2010 to Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG	8-K	10.1	August 12, 2010
10.17		Credit Agreement dated December 20, 2011 between L. Kellenberger & Co. AG and Credit Suisse AG	10-K	10.15	December 31, 2011
10.18		General Credit Facility Agreement dated July 26, 2011 between Harding Machine Tools B.V., Taiwan Branch and Mega International Commercial Bank Co. Ltd.	10-Q	10.2	September 30, 2011
10.19		RMB Loan Contract dated August 31, 2011 between Hardinge Precision Machinery (Jiaxing) Co., Ltd. and China Construction Bank	10-Q	10.3	September 30, 2011
10.20		Maximum Amount Mortgage Contract dated December 20, 2012 between Hardinge Precision Machinery (Jiaxing) Co. Ltd. and China Construction Bank	10-K	10.19	December 31, 2012
10.21		Stock Purchase Agreement, dated December 20, 2012, by and among Hardinge Inc., Giacomo Antonini and Bere Antonini	10-K	2.1	December 31, 2012
10.22		Controlled Equity Offering SM Sales Agreement dated August 9, 2013, by and between Hardinge Inc. and Cantor Fitzgerald & Co.	8-K	10.1	August 9, 2013
10.23		Share Purchase Agreement, dated as of December 19, 2013, by and between Hardinge Holdings GmbH and SwissChuck Holding AG	8-K	2.1	December 26, 2013
10.24	*	The Hardinge Inc. 2002 Incentive Stock Plan	10-K	10.24	December 31, 2013
10.25	*	The Hardinge Inc. Amended Restated 2011 Incentive Stock Plan	SCH14A	App. A	March 28, 2014
10.26	*	Hardinge Inc. Amended Cash Incentive Plan	10-K	10.23	December 31, 2010
10.27	*	Employment Agreement between Hardinge Inc. and Richard Simons, dated as of March 7, 2011	8-K	10.1	March 11, 2011
10.28	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Richard Simons, dated as of February 14, 2012	8-K	10.1	February 17, 2011
10.29	*	Amended and Restated Employment Agreement between Hardinge Inc. and Douglas J. Malone, dated as of December 16, 2013	8-K	10.2	December 20, 2013
10.30	*	Employment Agreement between Hardinge Inc. and James P. Langa, dated as of March 7, 2011	8-K	10.3	March 11, 2011
10.31	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and James P. Langa, dated as of February 14, 2012	8-K	10.3	February 17, 2012
10.32	*	Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of March 7, 2011	8-K	10.4	March 11, 2011
10.33	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of February 14, 2012	8-K	10.4	February 17, 2012

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.34	*	Employment Agreement between Forkardt Inc. and William B. Sepanik, dated as of May 31, 2013
10.35	*	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan, effective August 9, 2005	10-K	10.31	December 31, 2011
14		The Hardinge Inc. Code of Ethics **
21		Subsidiaries of the Company
23		Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1		Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		XBRL Documents:
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*		Management contract or compensatory plan or arrangement
**		Incorporated by reference from the Hardinge Inc. website at www.hardinge.com

HARDINGE INC. AND SUBSIDIARIES
Item 15(a) Schedule II-Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to:				Currency Translation Adjustments	Balance at End of Year
		Costs & Expenses	Other Accounts	Deductions
Year Ended December 31, 2014
Allowance for bad debts	$1,139	$400	$4	$401	(1)	$(80)	$1,062
Allowance for excess and obsolete inventory	22,032	3,451	16	2,533		(1,659)	21,307
Valuation allowance for deferred taxes	49,297	609	5,626	9,923		(820)	44,789
Total	$72,468	$4,460	$5,646	$12,857		$(2,559)	$67,158

Year Ended December 31, 2013
Allowance for bad debts	$2,281	$101	$95	$1,362	(1)	$24	$1,139
Allowance for excess and obsolete inventory	21,535	3,811	847	4,510		349	22,032
Valuation allowance for deferred taxes	57,698	472	1,618	10,667		176	49,297
Total	$81,514	$4,384	$2,560	$16,539		$549	$72,468

Year Ended December 31, 2012
Allowance for bad debts	$2,750	$198	$—	$710	(1)	$43	$2,281
Allowance for excess and obsolete inventory	20,431	3,597	—	2,988		495	21,535
Valuation allowance for deferred taxes	62,995	938	2,904	9,394		255	57,698
Total	$86,176	$4,733	$2,904	$13,092		$793	$81,514
____________________
(1) Uncollectable accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

March 12, 2015	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HARDINGE INC.
Registrant

March 12, 2015	By:	/s/ Richard L. Simons
Date		Richard L. Simons
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

March 12, 2015	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 12, 2015	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)

March 12, 2015	By:	/s/ Douglas A. Greenlee
Date		Douglas A. Greenlee
Director

March 12, 2015	By:	/s/ J. Philip Hunter
Date		J. Philip Hunter
Director and Secretary

March 12, 2015	By:	/s/ Robert J. Lepofsky
Date		Robert J. Lepofsky
Director

March 12, 2015	By:	/s/ John J. Perrotti
Date		John J. Perrotti
Director

March 12, 2015	By:	/s/ Mitchell I. Quain
Date		Mitchell I. Quain
Director

March 12, 2015	By:	/s/ R. Tony Tripeny
Date		R. Tony Tripeny
Director