Form 10-Q
period 2015-03-31
HARDINGE INC
filed 2015-05-08
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 1, 2015 there were 12,847,716 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$18,300	$16,293
Restricted cash	3,019	3,151
Accounts receivable, net	55,600	62,877
Inventories, net	116,281	111,821
Other current assets	13,818	10,545
Total current assets	207,018	204,687

Property, plant and equipment, net	65,375	65,874
Goodwill	6,718	6,698
Other intangible assets, net	29,870	30,217
Other non-current assets	4,119	3,844
Total non-current assets	106,082	106,633
Total assets	$313,100	$311,320

Liabilities and shareholders’ equity
Notes payable to bank	$124	$—
Accounts payable	27,128	25,592
Accrued expenses	22,810	25,071
Customer deposits	16,077	12,736
Accrued income taxes	1,682	646
Deferred income taxes	2,326	2,332
Current portion of long-term debt	4,247	3,972
Total current liabilities	74,394	70,349

Long-term debt	10,740	12,253
Pension and postretirement liabilities	52,558	53,119
Deferred income taxes	2,467	2,516
Other liabilities	3,548	3,487
Total non-current liabilities	69,313	71,375
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; 12,847,716 issued and outstanding as of March 31, 2015, and 12,825,468 issued and 12,821,768 outstanding as of December 31, 2014)	128	128
Additional paid-in capital	120,900	120,538
Retained earnings	86,112	87,777
Treasury shares (at cost, none as of March 31, 2015, and 3,700 as of December 31, 2014)	—	(46)
Accumulated other comprehensive loss	(37,747)	(38,801)
Total shareholders’ equity	169,393	169,596
Total liabilities and shareholders’ equity	$313,100	$311,320

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Sales	$69,128	$70,850
Cost of sales	50,880	51,630
Gross profit	18,248	19,220

Selling, general and administrative expenses	19,600	19,120
Other expense, net	65	391
Loss from operations	(1,417)	(291)

Interest expense	157	243
Interest income	(17)	(20)
Loss from continuing operations before income taxes	(1,557)	(514)
Income taxes	(149)	157
Net loss from continuing operations	(1,408)	(671)

Gain from disposal of discontinued operation, net of tax	—	218

Net loss	$(1,408)	$(453)

Per share data:

Basic loss per share:
Continuing operations	$(0.11)	$(0.05)
Discontinued operations	—	0.01
Basic loss per share	$(0.11)	$(0.04)

Diluted loss per share:
Continuing operations	$(0.11)	$(0.05)
Discontinued operations	—	0.01
Diluted loss per share	$(0.11)	$(0.04)

Cash dividends declared per share:	$0.02	$0.02

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net loss	$(1,408)	$(453)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,332	(859)
Retirement plans related adjustments	511	118
Unrealized gain (loss) on cash flow hedges	375	(297)
Other comprehensive income (loss) before tax	2,218	(1,038)
Income tax expense (benefit)	1,164	(193)
Other comprehensive income (loss), net of tax	1,054	(845)
Total comprehensive loss	$(354)	$(1,298)

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(1,408)	$(453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,338	2,531
Debt issuance costs amortization	10	14
Deferred income taxes	(64)	205
Loss (gain) on sale of assets	8	(42)
Gain on sale of business	—	(218)
Unrealized foreign currency transaction loss (gain)	1,309	(325)
Changes in operating assets and liabilities:
Accounts receivable	6,640	5,468
Inventories	(4,821)	1,705
Other assets	(2,605)	(1,389)
Accounts payable	2,083	(1,540)
Customer deposits	3,378	(1,683)
Accrued expenses	(3,021)	(5,453)
Accrued pension and postretirement liabilities	(34)	(22)
Net cash provided by (used in) operating activities	3,813	(1,202)

Investing activities
Capital expenditures	(699)	(325)
Proceeds from sales of assets	—	48
Net cash used in investing activities	(699)	(277)

Financing activities
Proceeds from short-term notes payable to bank	10,212	4,455
Repayments of short-term notes payable to bank	(10,088)	(4,455)
Repayments of long-term debt	(1,458)	(5,792)
Dividends paid	(255)	(249)
Net proceeds from sales of common stock	—	5,202
Net cash used in financing activities	(1,589)	(839)

Effect of exchange rate changes on cash	482	94
Net increase (decrease) in cash	2,007	(2,224)

Cash and cash equivalents at beginning of period	16,293	34,722

Cash and cash equivalents at end of period	$18,300	$32,498

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2015.

In the first quarter of 2015, the Company recorded an out of period adjustment to correct finished goods inventory in the amount of $0.7 million that is related to periods beginning in 2013. This adjustment, which was in the Aftermarket Tooling and Accessories Segment, was to correct for costs that were not properly released from inventory as the product was sold. The Company assessed the impact of this adjustment and concluded that it is not material to previously reported financial statements. The Company also determined that the adjustment is not expected to be material to the full year in 2015, but was material to the first quarter.

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the current presentation.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

In accordance with the acquisition method of accounting, the acquired net assets were recorded at preliminary fair value at the date of acquisition. The identifiable intangible assets acquired, which primarily consists of drawings of $0.1 million, were valued using a cost approach. At March 31, 2015 the purchase price allocation is preliminary pending the finalization of the fair values of the net assets acquired due to the timing of the acquisition. These values will be finalized no later than one year from the date of the transaction. The preliminary fair values of the acquired assets and liabilities exceeded the purchase price of Voumard, resulting in a gain on the purchase of $0.5 million.

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

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the three months ended March 31, 2015 and 2014, as if the Voumard acquisition had occurred on January 1, 2013 (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
Sales	$69,128	$72,699
Net loss from continuing operations(1)	(1,408)	(5,987)
Diluted loss per share from continuing operations	$(0.11)	$(0.48)
____________________

(1)
The pro forma results above include abbreviated financial results for Voumard, consisting of revenues and direct expenses for that product line. During the three months ended March 31, 2014, the Voumard business incurred $4.7 million in restructuring charges, which included inventory write-offs, headcount reductions and other related costs. These amounts are included in the pro forma information presented above.

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
MARCH 31, 2015

NOTE 3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	March 31, 2015		December 31, 2014		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$18,300	$18,300	$16,293	$16,293	Level 1
Restricted cash	3,019	3,019	3,151	3,151	Level 1
Foreign currency forward contracts	747	747	307	307	Level 2
Liabilities:
Notes payable to bank	124	124	—	—	Level 2
Variable interest rate debt	14,987	14,987	16,225	16,225	Level 2
Foreign currency forward contracts	448	448	629	629	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of March 31, 2015 and December 31, 2014, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 4.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials and purchased components	$36,277	$36,717
Work-in-process	32,040	28,504
Finished products	47,964	46,600
Inventories, net	$116,281	$111,821

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be no longer effective. As of March 31, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $29.2 million and $24.8 million, respectively. The Company expects that approximately $0.1 million of income, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of March 31, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $36.6 million and $38.3 million, respectively. For the three months ended March 31, 2015 and 2014, gains of $1.4 million and losses of $0.8 million, respectively, were recorded related to this type of derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense, net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	March 31, 2015	December 31, 2014
Foreign currency forwards designated as hedges:
Other current assets	$321	$237
Accrued expenses	(162)	(385)
Foreign currency forwards not designated as hedges:
Other current assets	426	70
Accrued expenses	(286)	(244)
Foreign currency forwards, net	$299	$(322)

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Land, buildings and improvements	$84,139	$83,119
Machinery, equipment and fixtures	77,675	78,003
Office furniture, equipment and vehicles	22,164	22,265
Construction in progress	459	399
	184,437	183,786
Accumulated depreciation	(119,062)	(117,912)
Property, plant and equipment, net	$65,375	$65,874

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,698	$39,132
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2014	—	6,698	6,698

Currency translation adjustments	—	20	20
	—	20	20

Goodwill	32,434	6,718	39,152
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at March 31, 2015	$—	$6,718	$6,718
The major components of intangible assets other than goodwill are as follows (in thousands):

	March 31, 2015	December 31, 2014
Gross amortizable intangible assets:
Technical know-how	$13,000	$12,984
Customer lists	9,050	9,047
Land rights	2,797	2,796
Patents, trade names, drawings, and other	4,337	4,345
Total gross amortizable intangible assets	29,184	29,172

Accumulated amortization:
Technical know-how	(6,016)	(5,730)
Customer lists	(983)	(871)
Land rights	(242)	(228)
Patents, trade names, drawings, and other	(3,264)	(3,227)
Total accumulated amortization	(10,505)	(10,056)
Amortizable intangible assets, net	18,679	19,116

Indefinite lived intangible assets:
Trade names	11,191	11,101

Intangible assets other than goodwill, net	$29,870	$30,217
Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Amortization expense	$451	$436

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

NOTE 8.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at the beginning of period	$3,891	$3,476
Warranties issued	969	599
Warranty settlement costs	(1,002)	(620)
Changes in accruals for pre-existing warranties	(13)	(179)
Currency translation adjustments	19	2
Balance at the end of period	$3,864	$3,278

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 9.6% for the three months ended March 31, 2015.

The tax years 2011 through 2014 remain open to examination by the U.S. federal taxing authorities. The tax years 2009 through 2014 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands and China), the tax years between 2008 and 2014 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At March 31, 2015, a liability of $2.4 million is recorded with respect to uncertain income tax positions, which includes related interest and penalties of $0.3 million. If recognized, essentially all of the uncertain tax positions and related interest at March 31, 2015 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these items is estimated to be between $0.5 million and $1.5 million.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

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

The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, the draft Feasibility Study was submitted to the EPA. As a result of changes in the hydrology of the Pond, the PRPs prepared and submitted a revised draft Feasibility Study to the EPA on January 30, 2015 to update site information and to address issues raised by the EPA.

The revised draft Feasibility Study includes alternative remedial actions with estimated life-cycle costs ranging from $0.9 million to $3.7 million. The Company’s portion of the potential costs, based upon the revised Feasibility Study, are estimated to range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.2 million has been recorded for the Company’s share of remediation expenses at the Pond as of March 31, 2015. This reserve is included in "Accrued expenses" in the Consolidated Balance Sheets.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2015 and 2014 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Service cost	$493	$364	$3	$3
Interest cost	1,673	2,120	19	22
Expected return on plan assets	(2,400)	(2,495)	—	—
Amortization of prior service credit	(80)	(102)	—	—
Amortization of transition asset	(21)	(71)	—	—
Amortization of actuarial loss (gain)	778	435	(13)	(14)
Net periodic cost	$443	$251	$9	$11

NOTE 12.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Restricted stock/unit awards (“RSA”)	$111	$109

There were no RSAs granted during the three months ended March 31, 2015, and 2014, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no Performance Share Incentives ("PSIs") granted during the three months ended March 31, 2015 and 2014, respectively. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of March 31, 2015 and December 31, 2014, are as follows:

	March 31, 2015		December 31, 2014
	RSAs	PSIs	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$610	$554	$718	$554

Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.39	1.88	1.64	2.13

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive income before reclassifications	1,179	—	493	1,672
Less (loss) income reclassified from AOCI	(153)	(511)	118	(546)
Net other comprehensive income	1,332	511	375	2,218
Income taxes	1,155	(45)	54	1,164
Ending balance, net of tax	$26,090	$(64,014)	$177	$(37,747)

	Three Months Ended March 31, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive (loss) income before reclassifications	(989)	—	(220)	(1,209)
Less income (loss) reclassified from AOCI	(130)	(118)	77	(171)
Net other comprehensive (loss) income	(859)	118	(297)	(1,038)
Income taxes	(153)	(21)	(19)	(193)
Ending balance, net of tax	$37,957	$(40,074)	$(147)	$(2,264)

Details about reclassification out of AOCI for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2015	2014
Unrealized (loss) gain on cash flow hedges:
	$129	$(29)	Sales
	(11)	106	Other expense, net
	118	77	Total before tax
	21	2	Income taxes
	$139	$79	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$80	$102	(a)
Amortization of transition asset	21	71	(a)
Amortization of actuarial loss	(765)	(421)	(a)
	(664)	(248)	Total before tax
	48	(2)	Income taxes
	$(616)	$(250)	Net of tax

____________________
(a)  These AOCI components are included in the computation of net periodic pension and post retirement costs. See Note 11. "Pension and Postretirement Plans" for details.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

NOTE 14.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. In periods of earnings, the weighted average number of shares used in the diluted calculation includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the loss per share computation (in thousands):

	Three Months Ended March 31,
	2015	2014
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(1,408)	$(671)
Gain from disposal of discontinued operation, net of tax	—	218
Net loss applicable to common shareholders	$(1,408)	$(453)

Denominator for basic and diluted loss per share:
Denominator for basic and diluted loss per share — weighted average shares	12,742	12,499

There is no dilutive effect of the restricted stock and stock options for both the three months ended March 31, 2015 and 2014 due to the net loss in these periods. There would have been 126,004 and 99,127 of these shares included in the diluted calculation for the three months ended March 31, 2015 and 2014, respectively, had there been earnings in these periods. Common stock equivalents of certain stock-based awards totaling 16,746 and 51,073 were excluded from the calculation of diluted loss per share for the three months ended March 31, 2015 and 2014, respectively, as they were anti-dilutive.

NOTE 15. SEGMENT INFORMATION

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

	Three Months Ended March 31, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,976	$16,227	$(75)	$69,128
Depreciation and amortization	1,624	600		2,224
Segment (loss) income	(909)	1,197		288
Capital expenditures	306	393		699
Segment assets(1)	236,762	53,612		290,374

	Three Months Ended March 31, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$54,189	$16,733	$(72)	$70,850
Depreciation and amortization	1,777	639		2,416
Segment (loss) income	(642)	1,808		1,166
Capital expenditures	258	67		325
Segment assets(1)	243,491	51,541		295,032
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2015

A reconciliation of segment income to consolidated loss from operations before income taxes for the three months ended March 31, 2015 and 2014 are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Segment income	$288	$1,166
Unallocated corporate expense	(1,704)	(1,457)
Interest expense, net	(140)	(223)
Other unallocated expense	(1)	—
Loss from continuing operations before income taxes	$(1,557)	$(514)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	March 31, 2015	December 31, 2014
Total segment assets	$290,374	$290,300
Unallocated assets	22,726	21,020
Total assets	$313,100	$311,320

Unallocated assets include cash of $18.3 million and $16.3 million at March 31, 2015 and December 31, 2014, respectively.

NOTE 16.  NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the balance sheet presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early application is permitted, and the guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company is evaluating the impact that this guidance will have on the financial statements and related disclosures.

In April 2015, the FASB provided authoritative guidance on accounting for cloud computing arrangements, including software as a service, platform as a service, infrastructure as a service, and other similar hosting arrangements. This update provides guidance to customers about whether a cloud computing arrangement includes a software license, which should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. An entity may elect to adopt the amendments either prospectively or retrospectively. The Company is evaluating the method and impact that this guidance will have on the financial statements and related disclosures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to attain an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2014.

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 68% of our 2014 sales were to customers outside of North America, 71% of our 2014 products sold were manufactured outside of North America, and 67% of our employees as of December 31, 2014 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 37% of overall sales through the first quarter of 2015 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

For the three months ended March 31, 2015, foreign currency fluctuations resulted in unfavorable currency translation impact of approximately $2.5 million on sales when compared to the same period in 2014.

Results of Operations

Presented below is summarized selected financial data for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014
Sales	$69,128	$70,850	$(1,722)	(2)%
Gross profit	18,248	19,220	(972)	(5)%
% of sales	26.4%	27.1%	(0.7)	pts.
Selling, general and administrative expenses	19,600	19,120	480	3%
% of sales	28.4%	27.0%	1.4	pts.
Other expense, net	65	391	(326)	(83)%
Loss from operations	(1,417)	(291)	(1,126)	387%
% of sales	(2.0)%	(0.4)%	(1.6)	pts.
Interest expense, net	140	223	(83)	(37)%
Loss from continuing operations before income taxes	(1,557)	(514)	(1,043)	203%
Income taxes	(149)	157	(306)	(195)%
Net loss from continuing operations	(1,408)	(671)	(737)	110%
Gain from disposal of discontinued operation, net of tax	—	218	(218)	(100)%
Net loss	$(1,408)	$(453)	$(955)	211%
% of sales	(2.0)%	(0.6)%	(1.4)	pts.

Sales.  The table below summarizes sales by each corresponding geographical region for the three months ended March 31, 2015 compared to the same period in 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Sales to customers in:
North America	$26,305	$23,203	$3,102	13%
Europe	22,929	25,305	(2,376)	(9)%
Asia and other	19,894	22,342	(2,448)	(11)%
Total	$69,128	$70,850	$(1,722)	(2)%

Sales for the three months ended March 31, 2015 were $69.1 million, which remained relatively flat when compared with the same period in 2014 after considering the impact of unfavorable foreign currency translation adjustments of approximately $2.5 million.

North America sales were $26.3 million during the three months ended March 31, 2015, an increase of $3.1 million, or 13%, when compared to the same period in 2014. The increase in sales was mainly the result of higher sales from the Metalcutting Machine Solutions segment as compared to the prior year due to higher demand in that market.

Europe sales were $22.9 million during the three months ended March 31, 2015, a decrease of $2.4 million, or 9%, when compared to the same period in 2014. Foreign currency translation adjustments resulted in an unfavorable impact of approximately of $2.2 million to sales, which was the primary driver of the decrease in sales.

Asia and other sales were $19.9 million during the three months ended March 31, 2015, a decrease of $2.4 million, or 11%, when compared to the same period in 2014. Reduced demand for our turning and milling machines was responsible for the overall decrease in sales, combined with the unfavorable translation impact from currency exchange rate fluctuations of $0.3 million. This decrease in sales was partially offset by an increase in demand for our grinding machines. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China has been subdued, Hardinge has been able to maintain sales volume levels in the customer segments that it serves.

Sales of machines accounted for approximately 63% of the consolidated sales for the three months ended March 31, 2015, compared to 62% for the same period in 2014. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 37% of the consolidated sales for the three months ended March 31, 2015, compared to 38% for the same period in 2014.

Gross Profit.  Gross profit was $18.2 million, or 26.4% of sales for the three months ended March 31, 2015, compared to $19.2 million, or 27.1% of sales for the same period in 2014. Gross profit and margin for the three months ended March 31, 2015 benefited from increased production volume and resulting overhead absorption when compared to the same period in the prior year, which was more than offset by the unfavorable impact of foreign currency translation adjustments combined with an out of period inventory adjustment of $0.7 million at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $19.6 million, or 28.4% of net sales for the three months ended March 31, 2015, an increase of $0.5 million or 3%, compared to $19.1 million, or 27.0% of net sales for the three months ended March 31, 2014. The increase in SG&A expenses for the three months ended March 31, 2015 was driven by growth initiatives for the recently acquired Voumard business, and expansion of our Forkardt business into China and India. Offsetting this increase was $0.7 million of favorable foreign currency translation impact.

Other Expense, Net.  Other expense, net decreased by $0.3 million, or 83.4% to $0.1 million for the three months ended March 31, 2015 primarily as a result of fluctuations in foreign currency exchange rates during the period as compared to the same period in 2014.

Loss from Continuing Operations Before Income Taxes.  As a result of the foregoing, net loss from continuing operations was $1.6 million for the three months ended March 31, 2015, compared to $0.5 million for the same period in 2014.

Income Taxes.  The income tax benefit was $0.1 million for the three months ended March 31, 2015, compared to a provision for taxes of $0.2 million for the same period in 2014. The effective tax rate was 9.6% for the three months ended March 31, 2015, compared to (30.5)% for the same period in 2014, which differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded. Additionally, in 2015, the Company’s effective tax rate was impacted by the finalization of prior year tax return filings and resolution of tax uncertainties related to an income tax examination in Canada.

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

Net Loss.  As a result of the foregoing, net loss for the three months ended March 31, 2015 was $1.4 million, or 2.0% of net sales, compared to $0.5 million, or 0.6% of net sales, for the same period in 2014. Both basic and diluted loss per share for the three months ended March 31, 2015 was $0.11, compared to $0.04 for the same period in 2014.

Business Segment Information — Comparison of the three months ended March 31, 2015 and 2014

Metalcutting Machine Solutions Segment ("MMS") (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Sales	$52,976	$54,189	$(1,213)	(2)%
Segment loss	(909)	(642)	(267)	42%

MMS sales were $53.0 million for the three months ended March 31, 2015, which remained relatively flat when compared with the same period in 2014 after considering the unfavorable impact of foreign currency translation adjustments. Sales of grinding machines increased as compared to the prior year, primarily offset by declines in turning and milling machine sales, combined with the aforementioned foreign currency impact.

Segment loss for the three months ended March 31, 2015 was $0.9 million, comparable to 2014 performance.

Aftermarket Tooling and Accessories Segment ("ATA") (in thousands):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Sales	$16,227	$16,733	$(506)	(3)%
Segment income	1,197	1,808	(611)	(34)%

ATA sales for the three months ended March 31, 2015 were $16.2 million, a decrease of $0.5 million, or 3%, when compared to the corresponding period in 2014. The primary driver of the decline in sales was unfavorable foreign currency translation adjustments when compared to the same period in 2014.

Segment income for the three months ended March 31, 2015 was $1.2 million, a 34% decrease from the prior year. The ATA segment experienced increased profitability from a more favorable product mix when compared to the same quarter in 2014, which was more than offset by an out of period inventory adjustment of $0.7 million at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold.

Segment Summary For the Three Months Ended March 31, 2015 (in thousands):

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,976	$16,227	$(75)	$69,128	$54,189	$16,733	$(72)	$70,850
Segment (loss) income	(909)	1,197		288	(642)	1,808		1,166
Unallocated corporate expense				(1,704)				(1,457)
Interest expense, net				(140)				(223)
Other unallocated expense				(1)				—
Loss from continuing operations, before income taxes				$(1,557)				$(514)

Summary of Cash Flows for the Three Months Ended March 31, 2015 and 2014:

During the three months ended March 31, 2015, we generated $3.8 million net cash from operating activities. The net cash generated was driven by a net loss (as adjusted for depreciation and amortization expense as well as the impact of unrealized foreign currency transaction loss), a decrease in customer receivables due to the timing of sales and collection activity, an increase in customer deposits due to timing of shipments and new orders received, and an increase in accounts payable due to timing of purchases and payment activity. These cash inflows were partially offset by an increase in inventories based on orders and associated production levels, a decrease in accrued expenses, primarily as a result of payment of annual bonuses as well as the payment of the annual Company contribution to the 401(k) Plan, and an increase in other assets related to advanced vendor payments for inventory.

During the three months ended March 31, 2014, we utilized $1.2 million net cash from operating activities. The net cash used was driven by a decrease in accrued expenses, primarily as a result of payment of annual bonuses as well as the payment of the annual Company contribution to the 401(k) Plan, a decrease in customer deposits due to timing of shipments and new orders received, a decrease in accounts payable due to timing of purchases and payment activity, and an increase in other assets mainly as a result of the timing of prepayments made to vendors. The cash outflow was partially offset by a decrease in customer receivables due to the timing of sales and collection activity, depreciation and amortization for the period, and a decrease in inventories based on production and sales activities.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2015. The primary use of cash was for capital expenditures during the period, which were made primarily for maintenance capital purchases.

Net cash used in investing activities was $0.3 million for the three months ended March 31, 2014. The primary use of cash was for capital expenditures, made during the ordinary course of business.

Net cash flow used by financing activities was $1.6 million for the three months ended March 31, 2015. Cash used was primarily attributable to $1.5 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.3 million.

Net cash flow used by financing activities was $0.8 million for the three months ended March 31, 2014. Cash used by financing activities was primarily driven by $5.8 million of payments on long-term debt due to the mandatory principal payments in connection with the at-the-market stock offering program entered into on August 9, 2013, pay down of debt as a result of the sale of the Forkardt Switzerland operations, combined with normal scheduled payment activity, offset in part by $5.2 million of proceeds from sale of common stock in connection with the at-the-market stock offering sales agreement.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $82.1 million at March 31, 2015 and $76.6 million at December 31, 2014, of which $57.3 million and $58.0 million, respectively, can be borrowed for working capital needs. As of March 31, 2015 and December 31, 2014, $72.3 million and $70.0 million was available for borrowing under these respective arrangements, of which $56.5 million and $56.8 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $15.1 million and $16.2 million at March 31, 2015 and December 31, 2014, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of March 31, 2015, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs. During the three months ended March 31, 2015, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 16. "New Accounting Standards" of the Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first three months of 2015. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2015, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not Applicable.

Item 5.        Other Information.

None.

Item 6.	Exhibits.

3.1	Restated Certificate of Incorporation of Hardinge Inc.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc.

3.3	By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2014 (File No. 001-34639)).

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

HARDINGE INC.
Registrant

May 8, 2015	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

May 8, 2015	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)