Form 10-Q
period 2015-06-30
HARDINGE INC
filed 2015-08-06
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015 there were 12,836,711 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$22,778	$16,293
Restricted cash	2,887	3,151
Accounts receivable, net	56,179	62,877
Inventories, net	122,319	111,821
Other current assets	12,809	10,545
Total current assets	216,972	204,687

Property, plant and equipment, net	66,338	65,874
Goodwill	6,683	6,698
Other intangible assets, net	29,505	30,217
Other non-current assets	4,478	3,844
Total non-current assets	107,004	106,633
Total assets	$323,976	$311,320

Liabilities and shareholders’ equity
Accounts payable	$30,488	$25,592
Accrued expenses	24,980	25,071
Customer deposits	16,319	12,736
Accrued income taxes	1,961	646
Deferred income taxes	2,562	2,332
Current portion of long-term debt	4,678	3,972
Total current liabilities	80,988	70,349

Long-term debt	9,722	12,253
Pension and postretirement liabilities	52,534	53,119
Deferred income taxes	2,588	2,516
Other liabilities	3,636	3,487
Total non-current liabilities	68,480	71,375
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; 12,856,716 issued and 12,836,711 outstanding as of June 30, 2015, and 12,825,468 issued and 12,821,768 outstanding as of December 31, 2014)	129	128
Additional paid-in capital	120,954	120,538
Retained earnings	87,441	87,777
Treasury shares (at cost, 20,005 as of June 30, 2015, and 3,700 as of December 31, 2014)	(219)	(46)
Accumulated other comprehensive loss	(33,797)	(38,801)
Total shareholders’ equity	174,508	169,596
Total liabilities and shareholders’ equity	$323,976	$311,320

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Sales	$82,356	$78,851	$151,484	$149,701
Cost of sales	58,892	56,890	109,772	108,520
Gross profit	23,464	21,961	41,712	41,181

Selling, general and administrative expenses	21,071	20,133	40,671	39,253
Other expense, net	10	192	75	583
Income from operations	2,383	1,636	966	1,345

Interest expense	154	155	311	398
Interest income	(23)	(12)	(40)	(32)
Income from continuing operations before income taxes	2,252	1,493	695	979
Income taxes	666	144	517	301
Net income from continuing operations	1,586	1,349	178	678

Gain from disposal of discontinued operation, net of tax	—	—	—	218

Net income	$1,586	$1,349	$178	$896

Per share data:

Basic earnings per share:
Continuing operations	$0.12	$0.11	$0.01	$0.05
Discontinued operations	—	—	—	0.02
Basic earnings per share	$0.12	$0.11	$0.01	$0.07

Diluted earnings per share:
Continuing operations	$0.12	$0.11	$0.01	$0.05
Discontinued operations	—	—	—	0.02
Diluted earnings per share	$0.12	$0.11	$0.01	$0.07

Cash dividends declared per share:	$0.02	$0.02	$0.04	$0.04

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$1,586	$1,349	$178	$896
Other comprehensive income:
Foreign currency translation adjustments	4,196	1,242	5,528	383
Retirement plans related adjustments	(523)	116	(12)	234
Unrealized (loss) gain on cash flow hedges	(57)	206	318	(91)
Other comprehensive income before tax	3,616	1,564	5,834	526
Income tax (benefit) expense	(334)	16	830	(177)
Other comprehensive income, net of tax	3,950	1,548	5,004	703
Total comprehensive income	$5,536	$2,897	$5,182	$1,599

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Operating activities
Net income	$178	$896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,567	5,049
Debt issuance costs amortization	19	23
Deferred income taxes	(260)	207
Gain on sale of assets	(2)	(92)
Gain on sale of business	—	(218)
Unrealized foreign currency transaction loss (gain)	1,185	(32)
Changes in operating assets and liabilities:
Accounts receivable	6,683	1,945
Inventories	(8,467)	(4,672)
Other assets	(1,017)	728
Accounts payable	5,097	3,548
Customer deposits	3,420	(2,853)
Accrued expenses	(799)	(4,619)
Accrued pension and postretirement liabilities	(57)	93
Net cash provided by operating activities	10,547	3

Investing activities
Acquisition of business, net of cash acquired	—	(3,533)
Capital expenditures	(1,993)	(1,124)
Proceeds from disposal of business	—	218
Proceeds from sales of assets	11	122
Net cash used in investing activities	(1,982)	(4,317)

Financing activities
Payment of contingent consideration	—	(6,000)
Proceeds from short-term notes payable to bank	13,706	6,204
Repayments of short-term notes payable to bank	(13,706)	(6,204)
Repayments of long-term debt	(2,364)	(7,585)
Dividends paid	(525)	(503)
Purchases of treasury stock	(201)	—
Net proceeds from sales of common stock	—	5,678
Net cash used in financing activities	(3,090)	(8,410)

Effect of exchange rate changes on cash	1,010	292
Net increase (decrease) in cash	6,485	(12,432)

Cash and cash equivalents at beginning of period	16,293	34,722

Cash and cash equivalents at end of period	$22,778	$22,290

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2015.

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

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the current year presentation.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

In accordance with the acquisition method of accounting, the acquired net assets were recorded at preliminary fair value at the date of acquisition. The identifiable intangible assets acquired, which primarily consists of drawings of $0.1 million, were valued using a cost approach. At June 30, 2015 the purchase price allocation is preliminary pending the finalization of the fair values of the net assets acquired. These values will be finalized no later than one year from the date of the transaction. The preliminary fair values of the acquired assets and liabilities exceeded the purchase price of Voumard, resulting in a gain on the purchase of $0.5 million.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Voumard acquisition at the date of acquisition (in thousands):

September 22, 2014
Assets Acquired
Inventories	$2,984
Property, plant and equipment	259
Drawings, customer lists, and other intangible assets	131
Total assets acquired	3,374
Liabilities Assumed
Warranties	600
Deferred tax liability	162
Net assets acquired	2,612
Total purchase price	2,150
Bargain purchase gain	$462

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the three and six months ended June 30, 2015 and 2014, as if the Voumard acquisition had occurred on January 1, 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	$82,356	$80,013	$151,484	$152,711
Net income (loss) from continuing operations(1)	1,586	806	178	(5,181)
Diluted earnings (loss) per share from continuing operations	$0.12	$0.06	$0.01	$(0.41)
____________________

(1)
The pro forma results above include abbreviated financial results for Voumard, consisting of revenues and direct expenses for that product line. During the six months ended June 30, 2014, the Voumard business incurred $4.7 million in restructuring charges, which included inventory write-offs, headcount reductions and other related costs. These amounts are included in the pro forma information presented above.

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
JUNE 30, 2015

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	June 30, 2015		December 31, 2014		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$22,778	$22,778	$16,293	$16,293	Level 1
Restricted cash	2,887	2,887	3,151	3,151	Level 1
Foreign currency forward contracts	572	572	307	307	Level 2
Liabilities:
Variable interest rate debt	14,400	14,400	16,225	16,225	Level 2
Foreign currency forward contracts	373	373	629	629	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of variable interest rate debt approximates the carrying amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of June 30, 2015 and December 31, 2014, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 4.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials and purchased components	$38,443	$36,717
Work-in-process	37,193	28,504
Finished products	46,683	46,600
Inventories, net	$122,319	$111,821

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be no longer effective. As of June 30, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $38.7 million and $24.8 million, respectively. The Company expects that approximately $0.1 million of income, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of June 30, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $37.8 million and $38.3 million, respectively. For the three months ended June 30, 2015 and 2014, gains of $0.2 million and $0.3 million, respectively, were recorded related to this type of derivative financial instrument. For the six months ended June 30, 2015 and 2014, gains of $1.6 million and losses of $0.5 million, respectively, were recorded related to this type of derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense, net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	June 30, 2015	December 31, 2014
Foreign currency forwards designated as hedges:
Other current assets	$314	$237
Accrued expenses	(145)	(385)
Foreign currency forwards not designated as hedges:
Other current assets	258	70
Accrued expenses	(228)	(244)
Foreign currency forwards, net	$199	$(322)

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Land, buildings and improvements	$85,858	$83,119
Machinery, equipment and fixtures	79,445	78,003
Office furniture, equipment and vehicles	22,679	22,265
Construction in progress	711	399
	188,693	183,786
Accumulated depreciation	(122,355)	(117,912)
Property, plant and equipment, net	$66,338	$65,874

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Balance at December 31, 2014:
Goodwill	$32,434	$6,698	$39,132
Accumulated impairment losses	(32,434)	—	(32,434)
Goodwill, net of impairment losses	—	6,698	6,698
Current Year Activity:
Currency translation adjustments	—	(15)	(15)
Total current year activity	—	(15)	(15)
Balance at June 30, 2015:
Goodwill	32,434	6,683	39,117
Accumulated impairment losses	(32,434)	—	(32,434)
Goodwill, net of impairment losses	$—	$6,683	$6,683
The major components of intangible assets other than goodwill are as follows (in thousands):

	June 30, 2015	December 31, 2014
Gross amortizable intangible assets:
Technical know-how	$12,991	$12,984
Customer lists	9,042	9,047
Land rights	2,795	2,796
Patents, trade names, drawings, and other	4,376	4,345
Total gross amortizable intangible assets	29,204	29,172

Accumulated amortization:
Technical know-how	(6,294)	(5,730)
Customer lists	(1,100)	(871)
Land rights	(256)	(228)
Patents, trade names, drawings, and other	(3,325)	(3,227)
Total accumulated amortization	(10,975)	(10,056)
Amortizable intangible assets, net	18,229	19,116

Indefinite lived intangible assets:
Trade names	11,276	11,101

Intangible assets other than goodwill, net	$29,505	$30,217
Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$451	$455	$902	$891

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

NOTE 8.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Balance at the beginning of period	$3,864	$3,251	$3,891	$3,449
Warranties issued	430	613	1,399	1,212
Warranty settlement costs	(446)	(512)	(1,448)	(1,132)
Changes in accruals for pre-existing warranties	88	(105)	75	(284)
Currency translation adjustments	101	10	120	12
Balance at the end of period	$4,037	$3,257	$4,037	$3,257

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 29.6% and 74.4% for the three and six months ended June 30, 2015, respectively. The overall effective tax rate for six months ended June 30, 2015 of 74.4% is primarily driven by year-to-date losses of certain entities for which no tax benefit can be realized due to valuation allowances, the impact of finalizing prior year tax return filings and resolution of tax uncertainties related to an income tax examination in Canada.

The tax years 2011 through 2014 remain open to examination by the U.S. federal taxing authorities. The tax years 2009 through 2014 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, India, Netherlands and China), the tax years between 2008 and 2014 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At June 30, 2015, a liability of $2.4 million is recorded with respect to uncertain income tax positions, which includes related interest and penalties of $0.4 million. If recognized, essentially all of the uncertain tax positions and related interest at June 30, 2015 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these items is estimated to be between $0.5 million and $1.6 million.

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
JUNE 30, 2015

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

The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, they submitted the draft Feasibility Study. Due to changes in the hydrology of the Pond, the PRPs prepared and submitted two revised draft Feasibility Studies to the EPA, one on January 30, 2015 and one on July 28, 2015 to update site information and to address issues raised by the EPA.

The revised draft Feasibility Study submitted on July 28, 2015 includes alternative remedial actions with estimated life-cycle costs ranging from $0.9 million to $3.5 million. The Company’s portion of the potential costs, based upon the revised Feasibility Study, are estimated to range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.3 million has been recorded for the Company’s share of remediation expenses at the Pond as of June 30, 2015. This reserve is included in "Accrued expenses" in the Consolidated Balance Sheets.

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
JUNE 30, 2015

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2015 and 2014 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Service cost	$498	$362	$3	$3
Interest cost	1,678	2,124	18	22
Expected return on plan assets	(2,413)	(2,501)	—	—
Amortization of prior service credit	(82)	(102)	—	—
Amortization of transition asset	(21)	(71)	—	—
Amortization of actuarial loss (gain)	784	436	(12)	(14)
Net periodic cost	$444	$248	$9	$11

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service cost	$991	$726	$6	$6
Interest cost	3,351	4,244	37	44
Expected return on plan assets	(4,813)	(4,996)	—	—
Amortization of prior service credit	(162)	(204)	—	—
Amortization of transition asset	(42)	(142)	—	—
Amortization of actuarial loss (gain)	1,562	871	(25)	(28)
Net periodic cost	$887	$499	$18	$22

NOTE 12.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restricted stock/unit awards (“RSA”)	$90	$109	$201	$218
Performance share incentives (“PSI”)	(62)	—	(62)	—
	$28	$109	$139	$218

There were no RSAs granted during the six months ended June 30, 2015, and 2014, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no PSIs granted during the six months ended June 30, 2015 and 2014, respectively. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. During the six months ended June 30, 2015, 50,000 RSA shares vested. All other outstanding RSAs and PSIs are unvested.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

Expected unrecognized compensation and the estimated weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of June 30, 2015 and December 31, 2014, are as follows:

	June 30, 2015		December 31, 2014
	RSAs	PSIs	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$516	$81	$718	$554

Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.72	0.75	1.64	2.13

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$26,090	$(64,014)	$177	$(37,747)
Other comprehensive income before reclassifications	3,004	—	4	3,008
Less (loss) income reclassified from AOCI	(1,192)	523	61	(608)
Net other comprehensive income (loss)	4,196	(523)	(57)	3,616
Income taxes	(201)	(119)	(14)	(334)
Ending balance, net of tax	$30,487	$(64,418)	$134	$(33,797)

	Three Months Ended June 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$37,957	$(40,074)	$(147)	$(2,264)
Other comprehensive income before reclassifications	1,109	—	151	1,260
Less loss reclassified from AOCI	(133)	(116)	(55)	(304)
Net other comprehensive income	1,242	116	206	1,564
Income taxes	(17)	(1)	34	16
Ending balance, net of tax	$39,216	$(39,957)	$25	$(716)

	Six Months Ended June 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive income before reclassifications	4,183	—	497	4,680
Less (loss) income reclassified from AOCI	(1,345)	12	179	(1,154)
Net other comprehensive income (loss)	5,528	(12)	318	5,834
Income taxes	954	(164)	40	830
Ending balance, net of tax	$30,487	$(64,418)	$134	$(33,797)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

	Six Months Ended June 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive income (loss) before reclassifications	120	—	(69)	51
Less (loss) income reclassified from AOCI	(263)	(234)	22	(475)
Net other comprehensive income (loss)	383	234	(91)	526
Income taxes	(170)	(22)	15	(177)
Ending balance, net of tax	$39,216	$(39,957)	$25	$(716)

Details about reclassification out of AOCI for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2015	2014	2015	2014
Unrealized gain (loss) on cash flow hedges:
	$16	$(52)	$145	$(81)	Sales
	45	(3)	34	103	Other expense, net
	61	(55)	179	22	Total before tax
	11	(15)	32	(13)	Income taxes
	$72	$(70)	$211	$9	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$82	$102	$162	$204	(a)
Amortization of transition asset	21	71	42	142	(a)
Amortization of actuarial loss	(772)	(422)	(1,537)	(843)	(a)
	(669)	(249)	(1,333)	(497)	Total before tax
	48	(2)	96	(4)	Income taxes
	$(621)	$(251)	$(1,237)	$(501)	Net of tax

____________________
(a)  These AOCI components are included in the computation of net periodic pension and post retirement costs. See Note 11. "Pension and Postretirement Plans" for details.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

NOTE 14.  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. In periods of earnings, the weighted average number of shares used in the diluted calculation includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic and diluted earnings per share:
Earnings from continuing operations	$1,586	$1,349	$178	$678
Gain from disposal of discontinued operation, net of tax	—	—	—	218
Net earnings applicable to common shareholders	$1,586	$1,349	$178	$896

Denominator:
Denominator for basic earnings per share — weighted average shares	12,776	12,715	12,759	12,607
Assumed exercise of stock options	21	24	22	24
Assumed satisfaction of restricted stock conditions	60	81	81	78
Denominator for diluted earnings per share — adjusted weighted average shares	12,857	12,820	12,862	12,709

Common stock equivalents of certain stock-based awards totaling 32,342 and 45,033 were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2015 and 2014, respectively, as they were anti-dilutive. Common stock equivalents of certain stock-based awards totaling 24,544 and 48,053 were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2015 and 2014, respectively, as they were anti-dilutive.

NOTE 15. SEGMENT INFORMATION

Segment income is measured for internal reporting purposes by excluding corporate expenses, impairment charges, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows (in thousands):

	Three Months Ended June 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$66,210	$16,672	$(526)	$82,356
Depreciation and amortization	1,614	585		2,199
Segment income	1,743	1,857		3,600
Capital expenditures	940	354		1,294

	Three Months Ended June 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$61,435	$17,495	$(79)	$78,851
Depreciation and amortization	1,757	648		2,405
Segment income	1,336	1,926		3,262
Capital expenditures	421	378		799

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

	Six Months Ended June 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$119,186	$32,899	$(601)	$151,484
Depreciation and amortization	3,238	1,185		4,423
Segment income	834	3,054		3,888
Capital expenditures	1,246	747		1,993
Segment assets(1)	246,331	50,788		297,119

	Six Months Ended June 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$115,624	$34,228	$(151)	$149,701
Depreciation and amortization	3,534	1,287		4,821
Segment income	694	3,734		4,428
Capital expenditures	679	445		1,124
Segment assets(1)	241,340	49,476		290,816
____________________

(1)
Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

A reconciliation of segment income to consolidated income from operations before income taxes for the three and six months ended June 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Segment income	$3,600	$3,262	$3,888	$4,428
Unallocated corporate expense	(1,068)	(1,542)	(2,771)	(2,999)
Interest expense, net	(131)	(143)	(271)	(366)
Other unallocated expense	(149)	(84)	(151)	(84)
Income from continuing operations before income taxes	$2,252	$1,493	$695	$979

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	June 30, 2015	December 31, 2014
Total segment assets	$297,119	$290,816
Unallocated assets	26,857	20,504
Total assets	$323,976	$311,320

Unallocated assets include cash of $22.8 million and $16.3 million at June 30, 2015 and December 31, 2014, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
JUNE 30, 2015

NOTE 16.  NEW ACCOUNTING STANDARDS

In July 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on the valuation of inventory. This guidance directs an entity to measure inventory at lower of cost and net realizable value, versus lower of cost or market. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early application is permitted, and the guidance should be applied prospectively. The Company is evaluating the impact that this guidance will have on the financial statements and related disclosures.

In April 2015, the FASB issued authoritative guidance on the balance sheet presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early application is permitted, and the guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company has determined that the impact that this guidance will have on the financial statements and related disclosures is not material.

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

In May 2014, the FASB issued authoritative guidance on accounting for revenue recognition. The objective of this guidance is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. In July 2015, the FASB voted to defer the effective date of this standard by one year, but will allow companies to apply the standard on its original effective date of December 15, 2016. The new guidance is now effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Entities have the option of using either a full retrospective or modified approach to adopt this guidance. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on the financial statements, nor decided upon the method of adoption.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 34% of overall sales through the second quarter of 2015 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

For the three and six months ended June 30, 2015, foreign currency fluctuations resulted in unfavorable currency translation impact on sales of approximately $1.9 million and $4.4 million, respectively, when compared to the same periods in 2014.

On August 4, 2015, our Board of Directors approved a strategic restructuring program with the goals of streamlining our cost structure, increasing operational efficiencies and improving shareholder returns. This program consists of the consolidation of certain facilities and restructuring of certain business units and is expected to generate annual pre-tax savings in the range of approximately $4.0 million to $5.0 million once the program is fully implemented. To fully implement these initiatives, we estimate that we will recognize cumulative pre-tax charges that include severance, moving costs, lease termination, and other related expenses over the upcoming quarters of between $4.0 million to $5.0 million. Virtually all of the restructuring program costs are expected to result in cash expenditures. We expect the restructuring program will be substantially completed by the end of 2016. Accordingly, the results of operations, and anticipated future cash flows as discussed below are not necessarily indicative of the expected results and cash flows in future periods.

Results of Operations

Presented below is summarized selected financial data for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,
	2015	2014			2015	2014	$ Change	% Change
Sales	$82,356	$78,851	$3,505	4%	$151,484	$149,701	$1,783	1%
Gross profit	23,464	21,961	1,503	7%	41,712	41,181	531	1%
% of sales	28.5%	27.9%	0.6	pts.	27.5%	27.5%	—	pts.
Selling, general and administrative expenses	21,071	20,133	938	5%	40,671	39,253	1,418	4%
% of sales	25.6%	25.5%	0.1	pts.	26.8%	26.2%	0.6	pts.
Other expense, net	10	192	(182)	(95)%	75	583	(508)	(87)%
Income from operations	2,383	1,636	747	46%	966	1,345	(379)	(28)%
% of sales	2.9%	2.1%	0.8	pts.	0.6%	0.9%	(0.3)	pts.
Interest expense, net	131	143	(12)	(8)%	271	366	(95)	(26)%
Income from continuing operations before income taxes	2,252	1,493	759	51%	695	979	(284)	(29)%
Income taxes	666	144	522	363%	517	301	216	72%
Net income from continuing operations	1,586	1,349	237	18%	178	678	(500)	(74)%
Gain from disposal of discontinued operation, net of tax	—	—	—	NM	—	218	(218)	(100)%
Net income	$1,586	$1,349	$237	18%	$178	$896	$(718)	(80)%
% of sales	1.9%	1.7%	0.2	pts.	0.1%	0.6%	(0.5)	pts.
____________________
NM - Not Meaningful

Sales.  The table below summarizes sales by each corresponding geographical region for the three and six months ended June 30, 2015 compared to the same periods in 2014 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales to customers in:
North America	$29,073	$25,029	$4,044	16%	$55,378	$48,232	$7,146	15%
Europe	22,055	25,370	(3,315)	(13)%	44,984	50,675	(5,691)	(11)%
Asia and other	31,228	28,452	2,776	10%	51,122	50,794	328	1%
Total	$82,356	$78,851	$3,505	4%	$151,484	$149,701	$1,783	1%

Sales for the three months ended June 30, 2015 were $82.4 million, an increase of $3.5 million, or 4%, when compared to the same period in 2014. The increase in sales was driven by sales from our Metalcutting Machine Solutions ("MMS") segment of $5.8 million, which included $0.4 million in incremental sales associated with the Voumard acquisition. This increase was partially offset by the impact of unfavorable foreign currency translation of $1.9 million. Sales for the six months ended June 30, 2015 were $151.5 million, an increase of $1.8 million, or 1%, when compared to the same period in 2014. The increase in sales was primarily the result of an increase in sales from our MMS segment of $6.3 million, which was partially offset by the impact of unfavorable foreign currency translation of $4.4 million and a decrease in sales from our Aftermarket Tooling and Accessories ("ATA") segment of $0.4 million.

North America sales were $29.1 million and $55.4 million during the three and six months ended June 30, 2015, respectively, an increase of $4.0 million, or 16%, and $7.1 million, or 15%, when compared to the same periods in 2014. The increase in sales was mainly the result of revenue related to new product launches from our MMS segment as compared to the prior year.

Europe sales were $22.1 million and $45.0 million during the three and six months ended June 30, 2015, respectively, a decrease of $3.3 million, or 13%, and $5.7 million, or 11%, when compared to the same periods in 2014. The decreases were primarily due to unfavorable foreign currency translation adjustments of $1.9 million and $4.1 million for the three and six months ended June 30, 2015, respectively, combined with reduced machine sales of $1.6 million and $1.8 million as compared to the same periods in the prior year.

Asia and other sales were $31.2 million during the three months ended June 30, 2015, an increase of $2.8 million, or 10%, when compared to the same period in 2014. Increased demand for our machines of $2.6 million was primarily responsible for the overall increase in sales. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China has been subdued, Hardinge has been able to maintain sales volume levels in the customer segments that it serves. Asia and other sales were $51.1 million during the six months ended June 30, 2015, an increase of $0.3 million, or 1%, when compared to the same period in 2014. Incremental demand generated by the acquisition of Forkardt India of $0.7 million was the primary driver of the increase in sales. This increase was partially offset by the impact of unfavorable foreign currency translation adjustments of $0.3 million.

Sales of machines accounted for approximately 69% and 66% of the consolidated sales for the three and six months ended June 30, 2015, respectively, compared to 66% and 64% for the corresponding respective periods in 2014. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 31% and 34% of the consolidated sales for the three and six months ended June 30, 2015, respectively, compared to 34% and 36% for the corresponding periods in 2014.

Gross Profit.  Gross profit was $23.5 million, or 28.5% of sales for the three months ended June 30, 2015, compared to $22.0 million, or 27.9% of sales for the three months ended June 30, 2014. Gross profit and margin benefited from increased production volume and resulting overhead absorption when compared to the same period in the prior year. Gross profit was $41.7 million, or 27.5% of sales for the six months ended June 30, 2015, compared to $41.2 million, or 27.5% of sales for the six months ended June 30, 2014. Gross profit benefited from increased production volume and resulting overhead absorption when compared to the same periods in the prior year, which was partially offset by an out of period inventory adjustment of $0.7 million recorded in the first quarter of the current year at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $21.1 million, or 25.6% of net sales for the three months ended June 30, 2015, an increase of $0.9 million or 5%, compared to $20.1 million, or 25.5% of net sales for the three months ended June 30, 2014. SG&A expenses were $40.7 million, or 26.8% of net sales for the six months ended June 30, 2015, an increase of $1.4 million or 3.6%, compared to $39.3 million, or 26.2% of net sales for the six months ended June 30, 2014. The increase in SG&A expenses for the three and six months ended June 30, 2015 is primarily due to sales related expenses in Asia, as well as the timing of China's International Machine Tool show as compared to the prior year, combined with expense associated with our growth initiatives for the recently acquired Voumard business of $0.3 million and $0.6 million, respectively. Offsetting this increase was $0.6 million and $1.3 million of favorable foreign currency translation impact for the three and six months ended June 30, 2015, respectively, as compared to the corresponding prior year periods.

Other Expense, Net.  Other expense, net decreased by $0.2 million and $0.5 million, for the three and six months ended June 30, 2015 when compared to the corresponding periods in 2014. These decreases are primarily the result of fluctuations in foreign currency exchange rates during the respective periods as compared to the prior year.

Income from Continuing Operations Before Income Taxes.  As a result of the foregoing, net income from continuing operations before income taxes was $2.3 million and $0.7 million for the three and six months ended June 30, 2015, respectively, compared to net income of $1.5 million and $1.0 million for the same periods in 2014.

Income Taxes.  The income tax provision was $0.7 million and $0.5 million for the three and six months ended June 30, 2015, respectively, compared to $0.1 million and $0.3 million for the same periods in 2014. The effective tax rate was 29.6% and 74.4% for the three and six months ended June 30, 2015, respectively, compared to 9.6% and 30.7% for the same periods in 2014, which differs from the U.S. statutory rate primarily due to the mix of earnings by country, and by year-to-date losses of certain entities for which no tax benefit can be realized due to valuation allowances.  Additionally, in 2015, the Company's effective rate was impacted by the finalization of prior year tax return filings and resolution of tax uncertainties related to an income tax examination in Canada.

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

Net Income.  As a result of the foregoing, net income for the three months ended June 30, 2015 was $1.6 million or 1.9% of net sales, compared to net income of $1.3 million, or 1.7% of net sales, for the same period in 2014. Net income for the six months ended June 30, 2015 was $0.2 million, or 0.1% of net sales, compared to net income of $0.9 million, or 0.6% of net sales, for the same period in 2014. Both basic and diluted earnings per share for the three months ended June 30, 2015 was $0.12, compared to basic and diluted earnings per share of $0.11 for the same period in 2014. Both basic and diluted earnings per share for the six months ended June 30, 2015 was $0.01, compared to $0.07 basic and diluted earnings per share for the same period in 2014.

Business Segment Information — Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Metalcutting Machine Solutions Segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales	$66,210	$61,435	$4,775	8%	$119,186	$115,624	$3,562	3%
Segment income	1,743	1,336	407	30%	834	694	140	20%

MMS sales were $66.2 million for the three months ended June 30, 2015, an increase of $4.8 million, or 8%, when compared to the corresponding period in 2014. After adjusting for the unfavorable foreign currency translation impact of $1.0 million, sales increased by $5.8 million. Sales increased as compared to the prior year primarily due to new turning and milling product launches in the current year. For the six months ended June 30, 2015, sales increased by $3.6 million, or 3%, to $119.2 million from $115.6 million. Sales increased by $6.3 million after adjusting for unfavorable foreign currency translation of $2.7 million. Increased demand for our machines, primarily for new product launches, drove the increase in sales.

Segment income for the three months ended June 30, 2015 was $1.7 million, an increase of $0.4 million, or 30%, when compared to the corresponding period in 2014. Segment income for the six months ended June 30, 2015 was $0.8 million, an increase of $0.1 million, or 20%, when compared to the corresponding period in 2014. For the three and six months ended June 30, 2015 segment income benefited from increased production volume and resulting overhead absorption, partially offset by incremental expenses associated with growth initiatives related to the acquisition of Voumard of $0.7 million and $1.1 million respectively.

Aftermarket Tooling and Accessories Segment (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales	$16,672	$17,495	$(823)	(5)%	$32,899	$34,228	$(1,329)	(4)%
Segment income	1,857	1,926	(69)	(4)%	3,054	3,734	(680)	(18)%

ATA sales for the three months ended June 30, 2015 were $16.7 million, a decrease of $0.8 million, or 5%, when compared to the corresponding period in 2014. The decline in sales was driven by unfavorable foreign currency translation adjustments of $0.9 million when compared to the same period in 2014. ATA sales for the six months ended June 30, 2015 were $32.9 million, a decrease of $1.3 million, or 4%, when compared to the corresponding period in 2014. The primary driver for the decline in sales was unfavorable foreign currency translation adjustments of $1.7 million, which were partially offset by incremental sales generated by the acquisition of Forkardt India of $0.7 million.

Segment income for the three months ended June 30, 2015 was $1.9 million, a 4% decrease from the prior year. Segment income for the six months ended June 30, 2015 was $3.1 million, an 18% decrease from the prior year. The ATA segment experienced increased segment income when compared to the same periods in 2014, which was more than offset by an out of period inventory adjustment of $0.7 million at one of our European subsidiaries recorded in the first quarter of 2015 to correct for costs that were not properly released from inventory as the product was sold.

Segment Summary For the Three and Six Months Ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$66,210	$16,672	$(526)	$82,356	$61,435	$17,495	$(79)	$78,851
Segment income	1,743	1,857		3,600	1,336	1,926		3,262
Unallocated corporate expense				(1,068)				(1,542)
Interest expense, net				(131)				(143)
Other unallocated expense				(149)				(84)
Income from continuing operations, before income taxes				$2,252				$1,493

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$119,186	$32,899	$(601)	$151,484	$115,624	$34,228	$(151)	$149,701
Segment income	834	3,054		3,888	694	3,734		4,428
Unallocated corporate expense				(2,771)				(2,999)
Interest expense, net				(271)				(366)
Other unallocated expense				(151)				(84)
Income from continuing operations, before income taxes				$695				$979

Summary of Cash Flows for the Six Months Ended June 30, 2015 and 2014:

During the six months ended June 30, 2015, we generated $10.5 million net cash from operating activities. The net cash generated was driven by net income (as adjusted for depreciation and amortization expense), a decrease in customer receivables due to the timing of sales and collection activity, an increase in accounts payable due to timing of purchases and payment activity, and an increase in customer deposits due to timing of shipments and new orders received. These cash inflows were partially offset by an increase in inventories based on orders and associated production levels, an increase in other assets, and a decrease in other accrued expenses primarily as a result of payment of annual bonuses as well as the payment of the annual Company contribution to the 401(k) Plan.

During the six months ended June 30, 2014, cash inflows from operating activities were essentially offset by cash outflows. The cash inflows in the period were primarily driven by net income (as adjusted for depreciation and amortization expense), an increase in accounts payable due to timing of purchases and payment activity, a decrease in customer receivables due to the timing of sales and collection activity, and decreases in other assets. These cash inflows were essentially offset by an increase in inventories based on orders and associated production levels, a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan, and a decrease in customer deposits due to timing of shipments and new orders received.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2015. The primary use of cash was for capital expenditures during the period, which were made primarily for maintenance capital purchases.

Net cash used in investing activities was $4.3 million for the six months ended June 30, 2014. The primary uses of cash was for the acquisition of Forkardt India, combined with capital expenditures during the period made during the ordinary course of business. These cash outflows were offset in part by additional consideration received as a result of the final working capital adjustments on the sale of the Forkardt Switzerland operations.

Net cash flow used by financing activities was $3.1 million for the six months ended June 30, 2015. Cash used was primarily attributable to $2.4 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.5 million.

Net cash flow used by financing activities was $8.4 million for the six months ended June 30, 2014. Cash used was primarily driven by $7.6 million of payments on long-term debt due to the mandatory principal payments in connection with the at-the-market stock offering program, pay down of debt as a result of the sale of the Forkardt Switzerland operations, and normal scheduled payment activity, combined with a $6.0 million payment of contingent consideration in connection with the Usach acquisition, and year-to-date dividends paid of $0.5 million. These cash outflows were offset in part by $5.7 million of proceeds from sale of common stock in connection with the at-the-market stock offering sales agreement entered into on August 9, 2013.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $82.1 million at both June 30, 2015 and December 31, 2014, of which $57.3 million in both periods can be borrowed for working capital needs. As of June 30, 2015 and December 31, 2014, $72.5 million and $74.9 million was available for borrowing under these respective arrangements, of which $56.6 million and $56.5 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $14.4 million and $16.2 million at June 30, 2015 and December 31, 2014, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of June 30, 2015, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs. During the six months ended June 30, 2015, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first six months of 2015. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2015, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

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

3.1
Restated Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (File No. 000-34639)).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.2 to Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (File No. 000-34639)).

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

HARDINGE INC.
Registrant

August 6, 2015	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

August 6, 2015	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

August 6, 2015	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)