Form 10-Q
period 2015-09-30
HARDINGE INC
filed 2015-11-05
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of October 30, 2015 there were 12,838,227 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$18,535	$16,293
Restricted cash	2,782	3,151
Accounts receivable, net	55,651	62,877
Inventories, net	119,193	111,821
Other current assets	12,371	10,545
Total current assets	208,532	204,687

Property, plant and equipment, net	63,751	65,874
Goodwill	6,636	6,698
Other intangible assets, net	28,511	30,217
Other non-current assets	4,645	3,844
Total non-current assets	103,543	106,633
Total assets	$312,075	$311,320

Liabilities and shareholders’ equity
Accounts payable	$25,445	$25,592
Accrued expenses	27,195	25,071
Customer deposits	16,034	12,736
Accrued income taxes	1,929	646
Deferred income taxes	2,539	2,332
Current portion of long-term debt	4,467	3,972
Total current liabilities	77,609	70,349

Long-term debt	8,718	12,253
Pension and postretirement liabilities	51,256	53,119
Deferred income taxes	2,557	2,516
Other liabilities	3,614	3,487
Total non-current liabilities	66,145	71,375
Commitments and contingencies (see Note 11)
Common stock ($0.01 par value, 20,000,000 authorized; 12,856,716 issued and 12,836,711 outstanding as of September 30, 2015, and 12,825,468 issued and 12,821,768 outstanding as of December 31, 2014)	129	128
Additional paid-in capital	121,016	120,538
Retained earnings	86,858	87,777
Treasury shares (at cost, 20,005 as of September 30, 2015, and 3,700 as of December 31, 2014)	(219)	(46)
Accumulated other comprehensive loss	(39,463)	(38,801)
Total shareholders’ equity	168,321	169,596
Total liabilities and shareholders’ equity	$312,075	$311,320

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Sales	$76,805	$68,924	$228,289	$218,625
Cost of sales	55,046	50,247	164,818	158,767
Gross profit	21,759	18,677	63,471	59,858

Selling, general and administrative expenses	19,925	20,123	60,596	59,376
Restructuring charges	877	—	877	—
Impairment charge	—	5,766	—	5,766
Other expense (income), net	201	(334)	276	249
Income (loss) from operations	756	(6,878)	1,722	(5,533)

Interest expense	161	171	472	569
Interest income	(40)	(15)	(80)	(47)
Income (loss) from continuing operations before income taxes	635	(7,034)	1,330	(6,055)
Income taxes	962	544	1,479	845
Net loss from continuing operations	(327)	(7,578)	(149)	(6,900)

Gain from disposal of discontinued operation, net of tax	—	—	—	218

Net loss	$(327)	$(7,578)	$(149)	$(6,682)

Per share data:

Basic loss per share:
Continuing operations	$(0.03)	$(0.60)	$(0.01)	$(0.55)
Discontinued operations	—	—	—	0.02
Basic loss per share	$(0.03)	$(0.60)	$(0.01)	$(0.53)

Diluted loss per share:
Continuing operations	$(0.03)	$(0.60)	$(0.01)	$(0.55)
Discontinued operations	—	—	—	0.02
Diluted loss per share	$(0.03)	$(0.60)	$(0.01)	$(0.53)

Cash dividends declared per share:	$0.02	$0.02	$0.06	$0.06

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net loss	$(327)	$(7,578)	$(149)	$(6,682)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,169)	(6,368)	(1,641)	(5,985)
Retirement plans related adjustments	1,748	1,336	1,736	1,570
Unrealized (loss) gain on cash flow hedges	(751)	13	(433)	(78)
Other comprehensive loss before tax	(6,172)	(5,019)	(338)	(4,493)
Income tax (benefit) expense	(506)	927	324	750
Other comprehensive loss, net of tax	(5,666)	(5,946)	(662)	(5,243)
Total comprehensive loss	$(5,993)	$(13,524)	$(811)	$(11,925)

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Operating activities
Net loss	$(149)	$(6,682)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charge	—	5,766
Depreciation and amortization	6,831	7,317
Debt issuance costs amortization	29	33
Deferred income taxes	(284)	(346)
Gain on sale of assets	(1)	(101)
Gain on sale of business	—	(218)
Gain on purchase of business	—	(462)
Unrealized foreign currency transaction (gain) loss	(4)	593
Changes in operating assets and liabilities:
Accounts receivable	6,015	2,670
Inventories	(8,688)	(10,054)
Other assets	(1,360)	225
Accounts payable	990	2,743
Customer deposits	3,494	259
Accrued expenses	2,161	(2,859)
Accrued pension and postretirement liabilities	(13)	(35)
Net cash provided by (used in) operating activities	9,021	(1,151)

Investing activities
Acquisition of businesses, net of cash acquired	—	(5,683)
Capital expenditures	(3,103)	(1,830)
Proceeds from disposal of business	—	218
Proceeds from sales of assets	38	131
Net cash used in investing activities	(3,065)	(7,164)

Financing activities
Payment of contingent consideration	—	(7,500)
Proceeds from short-term notes payable to bank	24,937	13,827
Repayments of short-term notes payable to bank	(24,937)	(13,827)
Repayments of long-term debt	(3,245)	(8,373)
Dividends paid	(781)	(757)
Purchases of treasury stock	(201)	—
Net proceeds from sales of common stock	—	5,678
Net cash used in financing activities	(4,227)	(10,952)

Effect of exchange rate changes on cash	513	(450)
Net increase (decrease) in cash	2,242	(19,717)

Cash and cash equivalents at beginning of period	16,293	34,722

Cash and cash equivalents at end of period	$18,535	$15,005

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2015.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

In accordance with the acquisition method of accounting, the acquired net assets were recorded at fair value at the date of acquisition. The identifiable intangible assets acquired, which primarily consists of drawings of $0.1 million, were valued using a cost approach. The fair values of the acquired assets and liabilities exceeded the purchase price of Voumard, resulting in a gain on the purchase of $0.5 million. The values of the assets acquired and liabilities assumed were finalized during the third quarter of the current year, resulting in no purchase accounting adjustments.

The following table summarizes the fair values of the assets acquired and liabilities assumed in the Voumard acquisition at the date of acquisition (in thousands):

September 22, 2014
Assets Acquired
Inventories	$2,984
Property, plant and equipment	259
Drawings, customer lists, and other intangible assets	131
Total assets acquired	3,374
Liabilities Assumed
Warranties	600
Deferred tax liability	162
Net assets acquired	2,612
Total purchase price	2,150
Bargain purchase gain	$462

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the three and nine months ended September 30, 2015 and 2014, as if the Voumard acquisition had occurred on January 1, 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	$76,805	$72,342	$228,289	$225,053
Net loss from continuing operations(1)	(327)	(7,394)	(149)	(12,575)
Diluted loss per share from continuing operations	$(0.03)	$(0.58)	$(0.01)	$(0.99)
____________________

(1)
The pro forma results above include abbreviated financial results for Voumard, consisting of revenues and direct expenses for that product line. During the nine months ended September 30, 2014, the Voumard business incurred $4.9 million in restructuring charges, which included inventory write-offs, headcount reductions and other related costs. These amounts are included in the pro forma information presented above.

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
SEPTEMBER 30, 2015

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	September 30, 2015		December 31, 2014		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$18,535	$18,535	$16,293	$16,293	Level 1
Restricted cash	2,782	2,782	3,151	3,151	Level 1
Foreign currency forward contracts	299	299	307	307	Level 2
Liabilities:
Variable interest rate debt	13,185	13,185	16,225	16,225	Level 2
Foreign currency forward contracts	1,321	1,321	629	629	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of variable interest rate debt approximates the carrying amount. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of September 30, 2015 and December 31, 2014, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 4.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials and purchased components	$36,054	$36,717
Work-in-process	36,599	28,504
Finished products	46,540	46,600
Inventories, net	$119,193	$111,821

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense (income), net” when the hedging relationship is deemed to be no longer effective. As of September 30, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $38.4 million and $24.8 million, respectively. The Company expects approximately $0.6 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of September 30, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $38.4 million and $38.3 million, respectively. For the three months ended September 30, 2015 and 2014, losses of $1.9 million and gains $0.4 million, respectively, were recorded related to this type of derivative financial instrument. For the nine months ended September 30, 2015 and 2014, losses of $0.3 million and $0.1 million, respectively, were recorded related to this type of derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense (income), net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	September 30, 2015	December 31, 2014
Foreign currency forwards designated as hedges:
Other current assets	$142	$237
Accrued expenses	(743)	(385)
Foreign currency forwards not designated as hedges:
Other current assets	157	70
Accrued expenses	(578)	(244)
Foreign currency forwards, net	$(1,022)	$(322)

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Land, buildings and improvements	$83,531	$83,119
Machinery, equipment and fixtures	79,382	78,003
Office furniture, equipment and vehicles	22,626	22,265
Construction in progress	222	399
	185,761	183,786
Accumulated depreciation	(122,010)	(117,912)
Property, plant and equipment, net	$63,751	$65,874

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Balance at December 31, 2014:
Goodwill	$32,434	$6,698	$39,132
Accumulated impairment losses	(32,434)	—	(32,434)
Goodwill, net of impairment losses	—	6,698	6,698
Current Year Activity:
Currency translation adjustments	—	(62)	(62)
Total current year activity	—	(62)	(62)
Balance at September 30, 2015:
Goodwill	32,434	6,636	39,070
Accumulated impairment losses	(32,434)	—	(32,434)
Goodwill, net of impairment losses	$—	$6,636	$6,636
The major components of intangible assets other than goodwill are as follows (in thousands):

	September 30, 2015	December 31, 2014
Gross amortizable intangible assets:
Technical know-how	$12,961	$12,984
Customer lists	9,020	9,047
Land rights	2,730	2,796
Patents, trade names, drawings, and other	4,395	4,345
Total gross amortizable intangible assets	29,106	29,172

Accumulated amortization:
Technical know-how	(6,557)	(5,730)
Customer lists	(1,207)	(871)
Land rights	(264)	(228)
Patents, trade names, drawings, and other	(3,364)	(3,227)
Total accumulated amortization	(11,392)	(10,056)
Amortizable intangible assets, net	17,714	19,116

Indefinite lived intangible assets:
Trade names	10,797	11,101

Intangible assets other than goodwill, net	$28,511	$30,217
Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization expense	$452	$448	$1,354	$1,339

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

NOTE 8.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Balance at the beginning of period	$4,037	$3,257	$3,891	$3,449
Warranties issued	682	538	2,081	1,750
Warranty settlement costs	(620)	(665)	(2,068)	(1,797)
Changes in accruals for pre-existing warranties	(11)	67	64	(217)
Other adjustments(1)	—	600	—	600
Currency translation adjustments	(109)	(141)	11	(129)
Balance at the end of period	$3,979	$3,656	$3,979	$3,656
____________________
(1) Represents the warranty liabilities assumed in connection with the Voumard acquisition. Refer to Note 2. "Acquisitions" for details.

NOTE 9.  RESTRUCTURING CHARGES

On August 4, 2015, the Company's Board of Directors approved a strategic restructuring program (the "Program") with the goals of streamlining the Company's cost structure, increasing operational efficiencies and improving shareholder returns. This Program consists of the consolidation of certain facilities and restructuring of certain business units and is expected to generate annual pre-tax savings in the range of approximately $4.0 million to $5.0 million once the Program is fully implemented. Virtually all of the restructuring Program costs are expected to result in cash expenditures. The restructuring Program is expected to be substantially completed by the end of the first quarter of 2016.

Restructuring charges are included in the "Restructuring charges" line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been incurred during the three and nine months ended September 30, 2015, and the cumulative costs incurred to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Total Costs Incurred in the Period		Cumulative Costs Incurred to Date
		Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
MMS Segment:
Employee termination costs	$243	$243	$243	$243
Total MMS Segment	243	243	243	243
ATA Segment:
Employee termination costs	2,718	549	549	549
Facility exit costs	605	—	—	—
Other related costs	774	85	85	85
Total ATA Segment	4,097	634	634	634
Total:
Employee termination costs	2,961	792	792	792
Facility exit costs	605	—	—	—
Other related costs	774	85	85	85
Total company	$4,340	$877	$877	$877

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

The amounts accrued associated with the Program are included in "Accrued expenses" and "Pension and postretirement liabilities" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

	Segment		Total
	MMS	ATA
Balance at December 31, 2014	$—	$—	$—

Restructuring charges:
Employee termination costs	243	549	792
Other related costs	—	85	85
Total restructuring charges	243	634	877

Cash expenditures	(61)	(95)	(156)
Foreign currency translation adjustment	—	(2)	(2)
Balance at September 30, 2015	$182	$537	$719

NOTE 10.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 151.5% and 111.2% for the three and nine months ended September 30, 2015, respectively. The overall effective tax rate is primarily driven by the mix of earnings by country and by year-to-date losses of certain entities for which no tax benefit can be realized due to valuation allowances.  Additionally the Company's effective rate was impacted by the finalization of prior year tax return filings, resolution of tax uncertainties related to an income tax examination in Canada and revaluation of tax uncertainties related to an ongoing tax examination in Taiwan.

The tax years 2012 through 2014 remain open to examination by the U.S. federal taxing authorities. The tax years 2010 through 2014 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, India, Netherlands and China), the tax years between 2008 and 2014 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At September 30, 2015, a liability of $2.6 million is recorded with respect to uncertain income tax positions, which includes related interest and penalties of $0.4 million. If recognized, essentially all of the uncertain tax positions and related interest at September 30, 2015 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these items is estimated to be between $0.5 million and $1.7 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

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

The EPA approved the RI/FS Work Plan in May of 2008. On September 7, 2011, the PRPs submitted the draft Remedial Investigation Report to the EPA and on January 10, 2013, they submitted the draft Feasibility Study. Due to changes in the hydrology of the Pond, the PRPs prepared and submitted two revised draft Feasibility Studies to the EPA, one on January 30, 2015 and one on July 28, 2015 to update site information and to address issues raised by the EPA. The PRPs are continuing to cooperate with the EPA and to examine potential remedial options.

The revised draft Feasibility Study submitted on July 28, 2015 includes alternative remedial actions with estimated life-cycle costs ranging from $0.9 million to $3.5 million. The Company’s portion of the potential costs, based upon the revised Feasibility Study, are estimated to range from $0.1 million to $0.5 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.3 million has been recorded for the Company’s share of remediation expenses at the Pond as of September 30, 2015. This reserve is included in "Accrued expenses" in the Consolidated Balance Sheets.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

NOTE 12.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2015 and 2014 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Service cost	$484	$352	$3	$3
Interest cost	1,673	2,107	19	22
Expected return on plan assets	(2,395)	(2,477)	—	—
Amortization of prior service credit	(79)	(99)	—	—
Amortization of transition asset	(19)	(69)	—	—
Amortization of actuarial loss (gain)	772	431	(13)	(14)
Net periodic cost	$436	$245	$9	$11

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$1,475	$1,078	$9	$9
Interest cost	5,024	6,351	56	66
Expected return on plan assets	(7,208)	(7,473)	—	—
Amortization of prior service credit	(241)	(303)	—	—
Amortization of transition asset	(61)	(211)	—	—
Amortization of actuarial loss (gain)	2,334	1,302	(38)	(42)
Net periodic cost	$1,323	$744	$27	$33

NOTE 13.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restricted stock/unit awards (“RSA”)	$63	$109	$264	$327
Performance share incentives (“PSI”)	1	(170)	(61)	(170)
	$64	$(61)	$203	$157

There were no RSAs granted during the nine months ended September 30, 2015, and 2014, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no PSIs granted during the nine months ended September 30, 2015 and 2014, respectively. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. In May of 2015, 50,000 RSA shares vested. All other outstanding RSAs and PSIs are unvested.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

Expected unrecognized compensation and the estimated weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of September 30, 2015 and December 31, 2014, are as follows:

	September 30, 2015		December 31, 2014
	RSAs	PSIs	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$437	$81	$718	$554

Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.46	0.50	1.64	2.13

NOTE 14.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$30,487	$(64,418)	$134	$(33,797)
Other comprehensive loss before reclassifications	(6,082)	—	(893)	(6,975)
Less income (loss) reclassified from AOCI	1,087	(1,748)	(142)	(803)
Net other comprehensive (loss) income	(7,169)	1,748	(751)	(6,172)
Income taxes	(625)	218	(99)	(506)
Ending balance, net of tax	$23,943	$(62,888)	$(518)	$(39,463)

	Three Months Ended September 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$39,216	$(39,957)	$25	$(716)
Other comprehensive loss before reclassifications	(5,281)	—	(5)	(5,286)
Less income (loss) reclassified from AOCI	1,087	(1,336)	(18)	(267)
Net other comprehensive (loss) income	(6,368)	1,336	13	(5,019)
Income taxes	756	170	1	927
Ending balance, net of tax	$32,092	$(38,791)	$37	$(6,662)

	Nine Months Ended September 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive loss before reclassifications	(1,899)	—	(396)	(2,295)
Less (loss) income reclassified from AOCI	(258)	(1,736)	37	(1,957)
Net other comprehensive (loss) income	(1,641)	1,736	(433)	(338)
Income taxes	329	54	(59)	324
Ending balance, net of tax	$23,943	$(62,888)	$(518)	$(39,463)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

	Nine Months Ended September 30, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive loss before reclassifications	(5,161)	—	(74)	(5,235)
Less income (loss) reclassified from AOCI	824	(1,570)	4	(742)
Net other comprehensive (loss) income	(5,985)	1,570	(78)	(4,493)
Income taxes	586	148	16	750
Ending balance, net of tax	$32,092	$(38,791)	$37	$(6,662)

Details about reclassification out of AOCI for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2015	2014	2015	2014
Unrealized (loss) gain on cash flow hedges:
	$(119)	$10	$26	$(71)	Sales
	(23)	(28)	11	75	Other expense (income), net
	(142)	(18)	37	4	Total before tax
	(25)	(3)	7	(16)	Income taxes
	$(167)	$(21)	$44	$(12)	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$79	$99	$241	$303	(a)
Amortization of transition asset	19	69	61	211	(a)
Amortization of actuarial loss	(759)	(417)	(2,296)	(1,260)	(a)
	(661)	(249)	(1,994)	(746)	Total before tax
	47	11	143	7	Income taxes
	$(614)	$(238)	$(1,851)	$(739)	Net of tax

____________________
(a)  These AOCI components are included in the computation of net periodic pension and post retirement costs. See Note 12. "Pension and Postretirement Plans" for details.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

NOTE 15.  EARNINGS (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(327)	$(7,578)	$(149)	$(6,900)
Gain from disposal of discontinued operation, net of tax	—	—	—	218
Net loss applicable to common shareholders	$(327)	$(7,578)	$(149)	$(6,682)

Denominator:
Denominator for basic and diluted loss per share — weighted average shares	12,793	12,715	12,770	12,643

There is no dilutive effect of the restricted stock and stock options for the three and nine months ended September 30, 2015 and 2014 due to the net losses in those periods. There would have been 85,723 and 97,539 shares included in the diluted earnings per share calculation for the three and nine months ended September 30, 2015, respectively, and 108,701 and 103,998 shares included in the diluted earnings per share calculation for the three and nine months ended September 30, 2014, respectively, had the impact of including these securities not been anti-dilutive. Common stock equivalents of certain stock-based awards totaling 10,877 and 36,516 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2015 and 2014, respectively, as they were anti-dilutive. Common stock equivalents of certain stock-based awards totaling 19,989 and 44,208 were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2015 and 2014, respectively, as they were anti-dilutive.

NOTE 16. SEGMENT INFORMATION

Segment income (loss) is measured for internal reporting purposes by excluding corporate expenses, impairment charges, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows (in thousands):

	Three Months Ended September 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$60,856	$16,005	$(56)	$76,805
Depreciation and amortization	1,643	553		2,196
Segment income	895	1,083		1,978
Capital expenditures	983	127		1,110

	Three Months Ended September 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,353	$16,681	$(110)	$68,924
Depreciation and amortization	1,721	629		2,350
Segment (loss) income	(1,715)	1,338		(377)
Capital expenditures	457	249		706

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

	Nine Months Ended September 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$180,042	$48,904	$(657)	$228,289
Depreciation and amortization	4,881	1,738		6,619
Segment income	1,729	4,137		5,866
Capital expenditures	2,229	874		3,103
Segment assets(1)	239,594	49,566		289,160

	Nine Months Ended September 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$167,977	$50,909	$(261)	$218,625
Depreciation and amortization	5,255	1,916		7,171
Segment (loss) income	(1,021)	5,072		4,051
Capital expenditures	1,136	694		1,830
Segment assets(1)	248,789	51,657		300,446
____________________

(1)
Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

A reconciliation of segment income (loss) to consolidated income (loss) from operations before income taxes for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment income (loss)	$1,978	$(377)	$5,866	$4,051
Unallocated corporate expense	(1,224)	(1,181)	(3,995)	(4,180)
Interest expense, net	(121)	(156)	(392)	(522)
Other unallocated income (expense)	2	(5,320)	(149)	(5,404)
Income (loss) from continuing operations before income taxes	$635	$(7,034)	$1,330	$(6,055)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	September 30, 2015	December 31, 2014
Total segment assets	$289,160	$290,816
Unallocated assets	22,915	20,504
Total assets	$312,075	$311,320

Unallocated assets include cash of $18.5 million and $16.3 million at September 30, 2015 and December 31, 2014, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2015

NOTE 17.  NEW ACCOUNTING STANDARDS

In September 2015, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on accounting for purchase price adjustments. The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this Update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. An entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current period earnings by line item that would have been recorded in previous reporting periods if the adjustments of the provisional amounts had been recognized as of the acquisition date. The amendments in this Update are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in this Update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not been issued.

In July 2015, the FASB issued authoritative guidance on the valuation of inventory. This guidance directs an entity to measure inventory at lower of cost and net realizable value, versus lower of cost or market. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Early application is permitted, and the guidance should be applied prospectively. The Company is evaluating the impact that this guidance will have on the financial statements and related disclosures.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 33% of overall sales through the third quarter of 2015 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

We are subject to credit risks relating to the ability of counterparties of hedging transactions to meet their contractual payment obligations. The risks related to creditworthiness and non-performance have been considered in the fair value measurements of our foreign currency forward exchange contracts.

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

For the three and nine months ended September 30, 2015, foreign currency fluctuations resulted in unfavorable currency translation impact on sales of approximately $2.2 million and $6.6 million, respectively, when compared to the same periods in 2014.

On August 4, 2015, our Board of Directors approved a strategic restructuring program with the goals of streamlining our cost structure, increasing operational efficiencies and improving shareholder returns. This program consists of the consolidation of certain facilities and restructuring of certain business units and is expected to generate annual pre-tax savings in the range of approximately $4.0 million to $5.0 million once the program is fully implemented. To fully implement these initiatives, we estimate that we will recognize cumulative pre-tax charges that include severance, moving costs, lease termination, and other related expenses over the upcoming quarters of between $4.0 million to $5.0 million. Virtually all of the restructuring program costs are expected to result in cash expenditures. We expect the restructuring program will be substantially completed by the end of the first quarter of 2016. Accordingly, the results of operations, and anticipated future cash flows as discussed below are not necessarily indicative of the expected results and cash flows in future periods.

Results of Operations

Presented below is summarized selected financial data for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,
	2015	2014			2015	2014	$ Change	% Change
Sales	$76,805	$68,924	$7,881	11%	$228,289	$218,625	$9,664	4%
Gross profit	21,759	18,677	3,082	17%	63,471	59,858	3,613	6%
% of sales	28.3%	27.1%	1.2	pts.	27.8%	27.4%	0.4	pts.
Selling, general and administrative expenses	19,925	20,123	(198)	(1)%	60,596	59,376	1,220	2%
% of sales	25.9%	29.2%	(3.3)	pts.	26.5%	27.2%	(0.7)	pts.
Restructuring charges	877	—	877	NM	877	—	877	NM
Impairment charge	—	5,766	(5,766)	(100)%	—	5,766	(5,766)	(100)%
Other expense (income), net	201	(334)	535	(160)%	276	249	27	11%
Income (loss) from operations	756	(6,878)	7,634	(111)%	1,722	(5,533)	7,255	(131)%
% of sales	1.0%	(10.0)%	11.0	pts.	0.8%	(2.5)%	3.3	pts.
Interest expense, net	121	156	(35)	(22)%	392	522	(130)	(25)%
Income (loss) from continuing operations before income taxes	635	(7,034)	7,669	(109)%	1,330	(6,055)	7,385	(122)%
Income taxes	962	544	418	77%	1,479	845	634	75%
Net loss from continuing operations	(327)	(7,578)	7,251	(96)%	(149)	(6,900)	6,751	(98)%
Gain from disposal of discontinued operation, net of tax	—	—	—	NM	—	218	(218)	(100)%
Net loss	$(327)	$(7,578)	$7,251	(96)%	$(149)	$(6,682)	$6,533	(98)%
% of sales	(0.4)%	(11.0)%	10.6	pts.	(0.1)%	(3.1)%	3.0	pts.
____________________
NM - Not Meaningful

Sales.  The table below summarizes sales by each corresponding geographical region for the three and nine months ended September 30, 2015 compared to the same periods in 2014 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales to customers in:
North America	$24,661	$24,026	$635	3%	$80,039	$72,258	$7,781	11%
Europe	21,569	21,286	283	1%	66,553	71,961	(5,408)	(8)%
Asia and other	30,575	23,612	6,963	29%	81,697	74,406	7,291	10%
Total	$76,805	$68,924	$7,881	11%	$228,289	$218,625	$9,664	4%

Sales for the three months ended September 30, 2015 were $76.8 million, an increase of $7.9 million, or 11%, when compared to the same period in 2014. The increase in sales was driven by sales from our Metalcutting Machine Solutions ("MMS") segment of $10.2 million, which included $0.4 million in incremental sales associated with the Voumard acquisition. This increase was partially offset by the impact of unfavorable foreign currency translation of $2.2 million. Sales for the nine months ended September 30, 2015 were $228.3 million, an increase of $9.7 million, or 4%, when compared to the same period in 2014. The increase in sales was primarily the result of an increase in sales from our MMS segment of $16.1 million combined with an increase in sales from our Aftermarket Tooling and Accessories ("ATA") segment of $0.4 million, which was partially offset by the impact of unfavorable foreign currency translation of $6.6 million.

North America sales were $24.7 million and $80.0 million during the three and nine months ended September 30, 2015, respectively, an increase of $0.6 million, or 3%, and $7.8 million, or 11%, when compared to the same periods in 2014. The increase in sales was mainly the result of revenue related to new product launches from our MMS segment as compared to the prior year.

Europe sales were $21.6 million during the three months ended September 30, 2015, an increase of $0.3 million, or 1%, when compared to the same period in 2014. Europe sales were $66.6 million during the nine months ended September 30, 2015, a decrease of $5.4 million, or 8%, when compared to the same period in 2014. Both the three and nine month periods were impacted by unfavorable foreign currency translation adjustments of $1.5 million and $5.5 million, respectively. During the three months ended September 30, 2015, the unfavorable foreign currency impact was more than offset by an increase in sales from the MMS segment of $1.7 million. During the nine months ended September 30, 2015, the unfavorable foreign currency impact was compounded by reduced machine sales of $0.2 million as compared to the same period in the prior year.

Asia and other sales were $30.6 million during the three months ended September 30, 2015, an increase of $7.0 million, or 29%, when compared to the same period in 2014. Increased demand for our machines of $7.2 million was primarily responsible for the overall increase in sales, which was offset in part by unfavorable foreign currency translation adjustments of $0.7 million. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China has been subdued, Hardinge has been able to maintain sales volume levels in the customer segments that it serves. Asia and other sales were $81.7 million during the nine months ended September 30, 2015, an increase of $7.3 million, or 10%, when compared to the same period in 2014. Increased demand for our machines of $6.8 million was the primary driver of the increase in sales. This increase was partially offset by the impact of unfavorable foreign currency translation adjustments of $1.1 million.

Sales of machines accounted for approximately 67% of the consolidated sales for both the three and nine months ended September 30, 2015, compared to 62% and 64% for the corresponding respective periods in 2014. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 33% of the consolidated sales for both the three and nine months ended September 30, 2015, compared to 38% and 36% for the respective corresponding periods in 2014.

Gross Profit.  Gross profit was $21.8 million, or 28.3% of sales for the three months ended September 30, 2015, compared to $18.7 million, or 27.1% of sales for the three months ended September 30, 2014. Gross profit and margin benefited from increased production volume and resulting overhead absorption when compared to the same period in the prior year, offset in part by investments made in the Voumard product line of $0.3 million during the quarter. Gross profit was $63.5 million, or 27.8% of sales for the nine months ended September 30, 2015, compared to $59.9 million, or 27.4% of sales for the nine months ended September 30, 2014. Gross profit benefited from increased production volume and resulting overhead absorption when compared to the same period in the prior year, which was partially offset by investments in the Voumard product line of $0.8 million, combined with an out of period inventory adjustment of $0.7 million recorded in the first quarter of the current year at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold.

Selling, General and Administrative Expenses.  Selling, general and administrative (“SG&A”) expenses were $19.9 million, or 25.9% of net sales for the three months ended September 30, 2015, a decrease of $0.2 million or 1%, compared to $20.1 million, or 29.2% of net sales for the three months ended September 30, 2014. SG&A expenses were $60.6 million, or 26.5% of net sales for the nine months ended September 30, 2015, an increase of $1.2 million or 2.1%, compared to $59.4 million, or 27.2% of net sales for the nine months ended September 30, 2014. The decrease in SG&A expenses for the three months ended September 30, 2015 is primarily due to the favorable foreign currency translation impact of $0.7 million, offset in part by the expense associated with our growth initiatives for the recently acquired Voumard business of $0.4 million and professional fees associated with our strategic review process of $0.3 million. For the nine months ended September 30, 2015, the increase in SG&A was driven by higher commissions and sales support expenses of $2.3 million, costs associated with the Voumard growth initiatives of $1.0 million, combined with professional fees associated with our strategic review process of $0.3 million, partially offset by $2.0 million of favorable foreign currency translation impact as compared to the prior year.

Restructuring Charges. During the third quarter of the current year, the Company announced a restructuring initiative designed to increase operational efficiencies and enhance shareholder return. According, the Company incurred restructuring related costs in both the three and nine month periods ended September 30, 2015 of $0.9 million.

Impairment Charge.  During the third quarter of 2014, as a result of indicators of impairment being present in our Usach reporting unit, a valuation was performed, resulting in impairment charges to goodwill of $4.8 million and the Usach trade name of $0.9 million. There were no impairment indicators present during the current year.

Other Expense (Income), Net.  Other expense (income), net increased by $0.5 million for the three months ended September 30, 2015 and remained relatively flat for the nine months ended September 30, 2015 when compared to the respective corresponding periods in 2014. The prior year balances for both respective periods included a gain on the purchase of the Voumard product line of $0.5 million, with no similar corresponding amount in the current year. During the nine months ended September 30, 2015, a decrease in the foreign currency exchange losses mostly offset the change in the gain.

Income (loss) from Continuing Operations Before Income Taxes.  As a result of the foregoing, income from continuing operations before income taxes was $0.6 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, compared to net losses of $7.0 million and $6.1 million for the same periods in 2014.

Income Taxes.  The income tax provision was $1.0 million and $1.5 million for the three and nine months ended September 30, 2015, respectively, compared to $0.5 million and $0.8 million for the same periods in 2014. The effective tax rate was 151.5% and 111.2% for the three and nine months ended September 30, 2015, respectively, compared to (7.7)% and (14.0)% for the same periods in 2014, which differs from the U.S. statutory rate primarily due to the mix of earnings by country, and by year-to-date losses of certain entities for which no tax benefit can be realized due to valuation allowances.  Additionally, in 2015, the Company's effective rate was impacted by the finalization of prior year tax return filings, resolution of tax uncertainties related to an income tax examination in Canada, and revaluation of tax uncertainties related to an ongoing tax examination in Taiwan.

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

Net Loss.  As a result of the foregoing, net loss for the three months ended September 30, 2015 was $0.3 million or 0.4% of net sales, compared to net loss of $7.6 million, or 11.0% of net sales, for the same period in 2014. Net loss for the nine months ended September 30, 2015 was $0.1 million, or 0.1% of net sales, compared to net loss of $6.7 million, or 3.1% of net sales, for the same period in 2014. Both basic and diluted loss per share for the three months ended September 30, 2015 was $0.03, compared to basic and diluted loss per share of $0.60 for the same period in 2014. Both basic and diluted loss per share for the nine months ended September 30, 2015 was $0.01, compared to $0.53 basic and diluted loss per share for the same period in 2014.

Business Segment Information — Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Metalcutting Machine Solutions Segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales	$60,856	$52,353	$8,503	16%	$180,042	$167,977	$12,065	7%
Segment income (loss)	895	(1,715)	2,610	152%	1,729	(1,021)	2,750	269%

MMS sales were $60.9 million for the three months ended September 30, 2015, an increase of $8.5 million, or 16%, when compared to the corresponding period in 2014. After adjusting for the unfavorable foreign currency translation impact of $1.6 million, sales increased by $10.2 million. Sales increased as compared to the prior year primarily due to higher sales of our high end grinding solutions, combined with new turning and milling product launches in the current year. For the nine months ended September 30, 2015, sales increased by $12.1 million, or 7%, to $180.0 million from $168.0 million. Sales increased by $16.1 million after adjusting for unfavorable foreign currency translation of $4.2 million. Increased demand for our grinding machines, combined with new product launches, drove the increase in sales.

Segment income increased by $2.6 million, or 152% for the three months ended September 30, 2015 to $0.9 million, compared to segment loss of $1.7 million during the corresponding prior year period. Segment income increased by $2.8 million, or 269% for the nine months ended September 30, 2015 to $1.7 million, compared with a segment loss of $1.0 million during the corresponding prior year period. For the three and nine months ended September 30, 2015 segment income benefited from increased production volume and resulting overhead absorption, partially offset by incremental expenses associated with growth initiatives related to the acquisition of Voumard of $0.7 million and $1.8 million for the quarter and year to date periods, respectively, combined with restructuring costs incurred during the third quarter of $0.2 million.

Aftermarket Tooling and Accessories Segment (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Sales	$16,005	$16,681	$(676)	(4)%	$48,904	$50,909	$(2,005)	(4)%
Segment income	1,083	1,338	(255)	(19)%	4,137	5,072	(935)	(18)%

ATA sales for the three months ended September 30, 2015 were $16.0 million, a decrease of $0.7 million, or 4%, when compared to the corresponding period in 2014. The decline in sales was driven by unfavorable foreign currency translation adjustments of $0.6 million when compared to the same period in 2014. ATA sales for the nine months ended September 30, 2015 were $48.9 million, a decrease of $2.0 million, or 4%, when compared to the corresponding period in 2014. The primary driver for the decline in sales was unfavorable foreign currency translation adjustments of $2.4 million, which were partially offset by incremental sales generated by the recently acquired Forkardt India business of $0.7 million.

Segment income for the three months ended September 30, 2015 was $1.1 million, a 19% decrease from the prior year. Segment income for the nine months ended September 30, 2015 was $4.1 million, an 18% decrease from the prior year. The overall decrease in segment income for both periods was driven by restructuring charges recorded during the third quarter totaling $0.6 million. Additionally, during the nine months ended September 30, 2015, the ATA segment was impacted by an out of period inventory adjustment of $0.7 million at one of our European subsidiaries recorded in the first quarter of 2015 to correct for costs that were not properly released from inventory as the product was sold. After adjusting out the impact of the restructuring charges and the inventory adjustment discussed above, segment income increased as compared to the prior respective periods due to higher production levels as compared to the prior year resulting in better overhead absorption.

Segment Summary For the Three and Nine Months Ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$60,856	$16,005	$(56)	$76,805	$52,353	$16,681	$(110)	$68,924
Segment income (loss)	895	1,083		1,978	(1,715)	1,338		(377)
Unallocated corporate expense				(1,224)				(1,181)
Interest expense, net				(121)				(156)
Other unallocated income (expense)				2				(5,320)
Income (loss) from continuing operations, before income taxes				$635				$(7,034)

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$180,042	$48,904	$(657)	$228,289	$167,977	$50,909	$(261)	$218,625
Segment income (loss)	1,729	4,137		5,866	(1,021)	5,072		4,051
Unallocated corporate expense				(3,995)				(4,180)
Interest expense, net				(392)				(522)
Other unallocated expense				(149)				(5,404)
Income (loss) from continuing operations, before income taxes				$1,330				$(6,055)

Summary of Cash Flows for the Nine Months Ended September 30, 2015 and 2014:

During the nine months ended September 30, 2015, we generated $9.0 million net cash from operating activities. The net cash generated was driven by the add back of non-cash depreciation and amortization expense to the net loss, a decrease in customer receivables due to the timing of sales and collection activity, an increase in customer deposits due to timing of shipments and new orders received, an increase in other accrued expenses primarily as a result of accruals made during the third quarter of the current year in connection with the restructuring activities combined with higher commissions payable and increased warranty reserves as a result of higher sales as compared to the prior year, and an increase in accounts payable due to timing of purchases and payment activity. These cash inflows were partially offset by an increase in inventories based on orders and associated production levels, combined with an increase in other assets.

During the nine months ended September 30, 2014, we used $1.2 million net cash for operating activities. The net cash used was driven by a net loss (as adjusted for depreciation and amortization expense and impairment loss), an increase in inventories based on orders and associated production levels, and a decrease in accrued expenses, primarily as a result of payment of the annual bonus as well as the payment of the annual Company contribution to the 401(k) Plan. These cash inflows were offset in part by an increase in accounts payable due to timing of purchases and payment activity, a decrease in customer receivables due to the timing of sales and collection activity, an increase in customer deposits due to timing of shipments and new orders received, and decreases in other assets.

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2015. The primary use of cash was for capital expenditures during the period, which were made primarily for maintenance capital purchases.

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

Net cash flow used by financing activities was $4.2 million for the nine months ended September 30, 2015. Cash used was primarily attributable to $3.2 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.8 million.

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

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $83.3 million at September 30, 2015 and $82.1 million at December 31, 2014, of which $57.4 million and $57.3 million, respectively, can be borrowed for working capital needs. As of September 30, 2015 and December 31, 2014, $72.3 million and $74.9 million was available for borrowing under these respective arrangements, of which $56.7 million and $56.5 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $13.2 million and $16.2 million at September 30, 2015 and December 31, 2014, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of September 30, 2015, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs. During the nine months ended September 30, 2015, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 17. "New Accounting Standards" of the Consolidated Financial Statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first nine months of 2015. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2014 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2015, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

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

3.3
Amended and Restated By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-34639)).

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

HARDINGE INC.
Registrant

November 5, 2015	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2015	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

November 5, 2015	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)