Form 10-K
period 2015-12-31
HARDINGE INC
filed 2016-03-10
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $122.6 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2015.
As of March 4, 2016 there were 12,855,879 shares of common stock of the registrant outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of Hardinge Inc.’s Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Commission are incorporated by reference to Part III of this Form 10-K.

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

We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metalcutting machines and workholding technology solutions. The Company has the following direct and indirect wholly owned subsidiaries:

North America:
Canadian Hardinge Machine Tools, Ltd.	Toronto, Canada
Forkardt Inc.	Traverse City, Michigan
Hardinge Technology Systems, Inc.	Elmira, New York
Usach Technologies Inc.	Elgin, Illinois
Europe:
Forkardt Deutschland GmbH	Erkrath, Germany
Forkardt SAS	Noisy le Sec, France
Hardinge GmbH	Krefeld, Germany
Hardinge Holdings GmbH	St. Gallen, Switzerland
Hardinge Holdings B.V.	Amsterdam, Netherlands
Hardinge Machine Tools B.V.	Raamsdonksveer, Netherlands
Jones & Shipman Hardinge Limited	Leicester, England
Jones & Shipman SARL	Bron, France
L. Kellenberger & Co., AG	St. Gallen, Switzerland
Asia and Other:
Forkardt India LLP	Hyderabad, India
Forkardt Precision Machinery (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge China Limited	Hong Kong, People's Republic of China
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge Machine Tools B.V., Taiwan Branch	Nan Tou City, Taiwan, Republic of China
Hardinge Precision Machinery (Jiaxing) Company, Limited	Jiaxing, People's Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China

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

Segments

The Company has two unique business segments: Metalcutting Machine Solutions ("MMS") and Aftermarket Tooling and Accessories ("ATA").

Metalcutting Machine Solutions (MMS)

This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately forty thousand dollars for some standard products to around two million dollars for specialized grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles as our customers are looking for productivity improvements or they have new products that require new machining capabilities.

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

Aftermarket Tooling and Accessories (ATA)

This segment includes products that are purchased by manufacturers throughout the lives of their machines. The selling prices of these units are relatively low per piece with prices ranging from fifty dollars on high volume collets to fifty thousand dollars or more for specialty chucks. While considered to be consumable, these products are more durable in nature, with replacement due to wear over time. Our products are used on all types and brands of machine tools, not limited to our own. Sales levels are affected by manufacturing cycles, but not to the severity of the capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment and therefore accessories are still needed as they wear out or they are needed for a change in production requirements.

The two primary product groups in ATA are collets and chucks. Collets are cone-shaped metal sleeves used for holding circular or rod like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Chucks are a specialized clamping device used to hold an object with radial symmetry, especially a cylindrical object. It is most commonly used to hold a rotating work piece. Some of our specialty chucks can also hold irregularly shaped objects that lack radial symmetry. While our products are known for accuracy and durability, they are consumable in nature.

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

Sales, Markets and Distribution

We sell our products in most of the industrialized countries of the world through a combination of distributors, agents, and manufacturers' representatives. In certain areas of China, France, Germany, India, North America, and the United Kingdom, we have also used a direct sales force for portions of our product lines. Generally, our distributors have an exclusive right to sell our products in a defined geographic area. Our distributors operate as independent businesses and purchase products from us at discounted prices for their customers, while agents and representatives sell products on our behalf and receive commissions on sales. Our discount schedule is adjusted to reflect the level of pre and post sales support offered by our distributors. Our direct sales personnel earn a fixed salary plus commission. Sales through distributors are made only on standard commercial open account terms or through letters of credit. Distributors generally take title to products upon shipment from our facilities and do not have any special return privileges.

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

No single customer or related group of customers accounted for more than 5% of our consolidated sales in 2015 or 2014. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

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

We compete in various sectors of the machine tool market within the products of turning, milling, grinding, tooling and accessories. We compete with multiple companies in each market sector we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service, and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level their products can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as DMG Mori Seiki, Mazak, and Okuma. Competition in our more standard turning and milling equipment comes, in part, from those companies as well as Doosan, which is based in South Korea, and Haas which is based in the U.S., as well as many Taiwanese companies. Our internal and outer diameter (ID/OD) cylindrical grinding machines compete primarily with Studer, a Swiss company as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with Okamoto in Japan and Chevalier in Taiwan. Our ATA products compete with many smaller companies.

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

Sources and Availability of Components

Our machines within the MMS segment are produced around the world. We produce certain of our lathes, knee mills, and related products at our Elmira, New York plant. The Kellenberger and Voumard grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. The Jones & Shipman grinding machines are manufactured at our Leicester, England plant. The Usach grinding machines are manufactured at our Elgin, Illinois plant. We produce machining centers and lathes at our Hardinge Taiwan facility in Nan Tou, Taiwan and our Hardinge Precision Machinery (Jiaxing) Company, Ltd. facility in Jiaxing, China. The Company's Forkardt and Hardinge branded ATA segment products and solutions are engineered and produced in our plants located in Traverse City, Michigan, Elmira, New York, Reutlingen, Germany, Noisy le Sec, France, Hyderabad, India and Shanghai, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies and assemblies and historically, we have not experienced a serious supply interruption. However, in 2011, because of the increase in demand driven by early 2011 worldwide order activity, producers of bearings, ball screws, and linear guides had difficulty meeting the rise in demand. Similar demand increase in the future could impact our production schedules.

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

The worldwide cost of research and development, all of which has been charged to cost of goods sold, amounted to $14.5 million, $13.9 million and $12.5 million, in 2015, 2014 and 2013, respectively.

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

We deliver many of our machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases, the customer usually observes and inspects the parts being made on the machine at our facility before it is shipped and the timing of the sale is dependent upon the customer's schedule and acceptance. Lead time for these types of orders, especially grinding machines, can range from six to eight months. Therefore, sales from quarter-to-quarter can vary depending upon the timing of those customers' acceptances and the significance of those orders.

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

A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRPs"), agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the costs associated with the RI/FS study on a per capita basis.

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRPs submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRPs submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS.

The recent draft FS identified alternative remedial actions with estimated life-cycle costs ranging from $0.9 million to $5.0 million. The Company’s portion of the potential costs is estimated to range from $0.1 million to $0.7 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.3 million has been recorded for the Company’s share of remediation expenses at the Pond as of December 31, 2015. This reserve is reported as an Accrued expenses on the Consolidated Balance Sheets.

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

Employees

As of December 31, 2015, Hardinge Inc. employed 1,496 persons, 468 of whom were located in the United States. Management believes that relations with our employees are good.

Foreign Operations and Export Sales

Information related to foreign and domestic operations and sales is included in Note 18. "Segment Information" to the Consolidated Financial Statements contained in this Annual Report. Our strategy has been to diversify our sales and operations geographically so that the impact of economic trends in different regions can be balanced.

The risks associated with conducting business on an international basis are discussed further in Item 1A. "Risk Factors".

Item 1A. Risk Factors.

Risk Factors That May Impact Future Results

Current and potential shareholders should carefully consider the risks described below. These are the risks and uncertainties we believe are most important for shareholders to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. Any of these factors, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow, and stock price.

Risks Relating to Our Industry

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

The following factors, among others, significantly influence demand for our products:

•	Fluctuations in capacity at both original equipment manufacturers and job shops;

•	The availability of skilled machinists;

•	The need to replace machines that have reached the end of their useful life;

•	The need to replace older machines with new technology that increases productivity, reduces general manufacturing costs, and machines parts in a new way;

•	The evolution of end-use products requiring machining to more specific tolerances;

•	Our customers' use of new materials requiring machining by different processes;

•	General economic and manufacturing industry expansions and contractions; and

•	Changes in manufacturing capabilities in developing regions.

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

Risks Relating to Our Operations

Our business, financial condition, and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business and other factors related to our international operations.

We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2015, approximately 70% of our products were manufactured in countries outside of North America and approximately 66% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These factors include:

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

•	Disruptions of capital and trading markets;

•	Changes in import or export licensing requirements;

•	Transportation delays;

•	Civil disturbances or political instability;

•	Geopolitical turmoil, including terrorism or war;

•	Currency restrictions and exchange rate fluctuations;

•	Changes in labor standards;

•	Limitations on our ability under local laws to protect our intellectual property;

•	Nationalization and expropriation; and

•	Changes in domestic and foreign tax laws.

Prices of some raw materials, especially steel and iron, fluctuate, which can adversely affect our sales, costs, and profitability.

We manufacture products with a relatively high iron casting or steel content, commodities for which worldwide prices fluctuate. The availability of, and prices for, these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, raw material cost increases can be passed on to customers in the form of price increases; in other cases, they cannot. If raw material prices increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our business, results of operations and financial condition.

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

In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We support an extensive distributor and agent network worldwide. In 2015, approximately 30% of our sales were through distributors. No distributor accounted for more than 5% of our consolidated sales in 2015. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

If we are unable to attract and retain skilled employees to work at our manufacturing facilities our operations and growth prospects would be adversely impacted.

We conduct substantially all of our manufacturing operations in less densely populated urban areas which, in many cases, may represent a relatively small market for skilled labor force. Our continued success depends on our ability to attract and retain a skilled labor force at these locations. If we are not able to attract and retain the personnel we require, we may be unable to develop, manufacture, and market our products, or to expand our operations in a manner that best exploits market opportunities and capitalizes on our investment in our business. Failure to achieve these objectives would materially adversely affect our business, operating results and financial condition.

We could face potential product liability claims relating to products we manufacture, which could result in commitments of significant time and expense to defend these claims and to pay material amounts in damages or settlement.

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

Risks Relating to Our Customers

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

We generally sell our products pursuant to individual purchase orders instead of long-term purchase commitments. Therefore, we rely on estimated demand forecasts, based upon input from our customers and the general economic environment, to determine how much material to purchase and product to manufacture. Because our sales are based on purchase orders, our customers may cancel, delay, or otherwise modify their purchase commitments with little or no consequence to them and with little or no notice to us. For these reasons, we generally have limited visibility regarding our customers' actual product needs. The quantities or timing required by our customers for our products could vary significantly. Whether in response to changes affecting the industry or a customer's specific business pressures, any cancellation, delay, or other modification in our customers' orders could significantly reduce our revenue, causing our operating results to fluctuate from period to period and make it more difficult for us to predict our revenue. In the event of a cancellation or reduction of a customer order, we may not have enough time to reduce inventory purchases or our workforce to minimize the effect of the lost revenue on our business. Order cancellations typically average approximately 2% of sales. Cancellations could vary significantly during times of global economic uncertainty.

Major changes in the economic situation of our customer base could require us to write off significant portion of our receivables from customers.

In difficult economic periods, our customers lose work and find it difficult if not impossible to pay for products purchased from us. Although appropriate credit reviews are done at the time of sale, rapidly changing economic conditions can have sudden impacts on customers' ability to pay. We run the risk of bad debt with customers on open account. If we write off significant parts of our customer accounts receivable because of unforeseen changes in their business condition, it would adversely affect our results of operations, financial condition, and cash flows.

Risks Relating to Our Securities

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

Our certificate of incorporation authorizes the issuance of shares of blank check preferred stock.

Our certificate of incorporation provides that our Board of Directors is authorized to issue from time to time, without further stockholder approval, up to 2,000,000 shares of preferred stock (the Board of Directors has already designated 250,000 of such shares of preferred stock as Series A Preferred Stock) in one or more series and to fix and designate the rights, preferences, privileges and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights and terms of redemption and liquidation preferences. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. Our issuance of preferred stock may have the effect of delaying or preventing a change in control. Our issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could have the effect of decreasing the market price of our common stock.

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

In addition, we have filed a registration statement with the Securities and Exchange Commission, allowing us to offer, from time to time and at any time, up to $100.0 million of equity securities (including common or preferred shares), subject to market conditions and other factors. The 1.0 million shares sold under the controlled equity offering are the only equity securities sold pursuant to such registration statement thus far. Accordingly, we may, from time to time and at any time, seek to offer and sell our equity securities, including sales of shares of common stock, based upon market conditions and other factors.

The announcement that our Board of Directors, together with our management team is exploring strategic alternatives to enhance shareholder value could adversely affect our business, financial condition, and results of operations.
Our announcement that our Board of Directors, together with our management team is exploring strategic alternatives to enhance shareholder value, including, among other things, a possible sale, merger or other form of business combination or strategic transaction, could disrupt our business and create uncertainty about our prospects as a stand-alone entity. This could have an adverse effect on our business, financial condition, and results of operations, regardless of whether a strategic transaction is completed. These risks to our business include:

•	diversion of significant management time and resources towards the investigation or completion of a strategic transaction;

•	difficulties developing and maintaining relationships with customers and other business partners; and

•	impairment of our ability to attract and retain key personnel and other employees.

In addition, there can be no assurance whether or when any strategic transaction will be undertaken or thereafter consummated, and, even if a transaction is consummated, there can be no assurance as to whether or to what degree such a transaction will be successful in maximizing value to our stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Owned Properties:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
Jiaxing, China	Manufacturing, Engineering, Demonstration, and Administration (Buildings and improvements are owned by the Company; land is under 50-year lease expiring in November 2060)	7 acres 223,179 sq. ft
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou City, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Romanshorn, Switzerland	Manufacturing	2 acres 42,324 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Service, and Turnkey Systems	4 acres 41,500 sq. ft.
Traverse City, Michigan	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	2.4 acres 38,800 sq. ft.

Leased Properties:

Location	Type of Facility	Square Footage	Lease Expiration Date
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Erkrath, Germany	Sales, Service, Administration, Engineering, and Marketing	45,025 sq. ft.	10/30/16
Reutlingen, Germany	Manufacturing and Engineering	39,547 sq. ft.	8/31/19
Shanghai, China	Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	38,820 sq. ft.	5/31/18
Elgin, Illinois	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	34,000 sq. ft.	12/31/17
Krefeld, Germany	Sales, Turnkey Systems, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
Hyderabad, India	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	10,000 sq. ft.	9/30/16
Biel, Switzerland	Manufacturing, Sales, Engineering, Turnkey Systems, Service, and Administration	7,995 sq. ft.	6/30/16
Noisy le Sec, France	Manufacturing, Engineering, Marketing, Sales, Administration, and Service	7,320 sq. ft.	12/31/19
St. Gallen, Switzerland	Manufacturing	7,136 sq. ft.	12/31/19
Shanghai, China	Sales, Service, Engineering, and Administration	6,949 sq. ft.	10/31/17
Bron, France	Marketing, Sales, Administration, and Service	2,680 sq. ft.	4/1/23

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

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table reflects the highest and lowest values at which our common stock traded in each quarter of the last two years. Our common stock trades on the NASDAQ Global Select Market under the symbol "HDNG". The table also includes dividends per share, by quarter:

	2015			2014
	Values			Values
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$12.05	$10.78	$0.02	$14.86	$12.86	$0.02
June 30,	11.69	9.38	0.02	14.66	11.40	0.02
September 30,	10.83	8.13	0.02	13.00	10.75	0.02
December 31,	10.15	7.97	0.02	12.59	9.77	0.02

At March 4, 2016, there were 222 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total return for Hardinge Inc. common stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of 15 peer issuers. The companies included in our peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our peer group includes Altra Holding, Inc., Cohu, Inc., Columbus McKinnon Corporation, Dynamic Materials Corporation, Electro Scientific Industries Inc., Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., Newport Corporation, NN, Inc., Rudolph Technologies, Inc., Sifco Industries Inc., Transcat Inc., and Twin Disc Inc. We removed PMFG Inc. from the peer group as it is no longer a publicly traded company. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2010. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., the NASDAQ Composite Index,
and a Peer Group

____________________
*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Fiscal year ended December 31,	2010	2011	2012	2013	2014	2015
Hardinge Inc.	$100.00	$83.15	$103.54	$151.60	$125.68	$99.02
NASDAQ Composite	100.00	99.17	116.48	163.21	187.27	200.31
Peer Group	100.00	92.32	87.93	119.72	112.82	91.39

Item 6. Selected Financial Data.

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other information included herein (amounts in thousands except per share data):

	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
Sales	$315,249	$311,633	$329,459	$334,413	$341,573
Cost of sales	224,851	224,755	236,220	237,576	250,545
Gross profit	90,398	86,878	93,239	96,837	91,028
Selling, general and administrative expenses	81,271	81,045	79,533	76,196	73,599
Restructuring charges (1)	3,558	—	—	—	—
Impairment charges(2)	—	5,766	6,239	—	—
Other expense, net	632	514	471	559	832
Operating income (loss)	4,937	(447)	6,996	20,082	16,597
Interest expense, net	499	678	1,064	741	238
Income (loss) from continuing operations before income taxes	4,438	(1,125)	5,932	19,341	16,359
Income taxes	1,828	1,233	1,537	1,486	4,373
Income (loss) from continuing operations	2,610	(2,358)	4,395	17,855	11,986
Gain from disposal of discontinued operation, and income from discontinued operations, net of tax(3)	—	218	5,532	—	—
Net income (loss)	$2,610	$(2,140)	$9,927	$17,855	$11,986
PER SHARE DATA:
Basic earnings (loss) per share:
Continuing operations	$0.20	$(0.19)	$0.37	$1.53	$1.03
Discontinued operations	—	0.02	0.47	—	—
Basic earnings (loss) per share	$0.20	$(0.17)	$0.84	$1.53	$1.03
Weighted average basic shares outstanding	12,776	12,661	11,801	11,557	11,463

Diluted earnings (loss) per share:
Continuing operations	$0.20	$(0.19)	$0.37	$1.53	$1.02
Discontinued operations	—	0.02	0.46	—	—
Diluted earnings (loss) per share	$0.20	$(0.17)	$0.83	$1.53	$1.02
Weighted average diluted shares outstanding	12,872	12,661	11,891	11,596	11,548

Cash dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.05
BALANCE SHEET DATA:
Working capital	$129,248	$134,338	$128,069	$128,069	$126,851
Total assets	311,300	311,320	325,654	325,654	311,669
Total debt	11,771	16,225	19,989	19,989	21,537
Shareholders' equity	161,105	169,596	161,207	161,207	147,023
____________________

(1)
On August 4, 2015, the Company's Board of Directors approved a strategic restructuring program with the goals of streamlining the Company's cost structure, increasing operational efficiencies and improving shareholder returns. The restructuring charges incurred in 2015 is $3.6 million.

(2)
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

(3)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview. We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 66% of our 2015 sales were to customers outside of North America, 70% of our 2015 products sold were manufactured outside of North America, and 69% of our employees in 2015 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 32% of overall sales in 2015 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

Results of Operations

Presented below is summarized selected financial data for the years ended December 31, 2015 and 2014 (in thousands):

	2015	% of Sales	2014	% of Sales	$ Change	% Change
Sales	$315,249		$311,633		$3,616	1.2%
Gross profit	90,398	28.7%	86,878	27.9%	3,520	4.1%
Selling, general and administrative expenses	81,271	25.8%	81,045	26.0%	226	0.3%
Restructuring charges	3,558		—		3,558	NM
Impairment charges	—		5,766		(5,766)	NM
Other expense, net	632		514		118	23.0%
Income (loss) from operations	4,937	1.6%	(447)	(0.1)%	5,384	1,204.5%
Interest expense, net	499		678		(179)	(26.4)%
Income (loss) from continuing operations before income taxes	4,438		(1,125)		5,563	494.5%
Income taxes	1,828		1,233		595	48.3%
Net income (loss) from continuing operations	2,610	0.8%	(2,358)	(0.8)%	4,968	210.7%
Gain from disposal of discontinued operation and income from discontinued operations, net of tax	—		218		(218)	NM
Net income (loss)	$2,610	0.8%	$(2,140)	(0.7)%	$4,750	222.0%
NM--not meaningful

Sales. The table below summarizes sales by each corresponding geographical region for the year ended December 31, 2015 compared to the year ended December 31, 2014 (in thousands):

	2015		2014		Change
	$	%	$	%	$	%
Sales to customers in:
North America	$108,470	34.4%	$100,894	32.3%	$7,576	7.5%
Europe	97,269	30.9%	103,063	33.1%	(5,794)	(5.6)%
Asia	109,510	34.7%	107,676	34.6%	1,834	1.7%
Total	$315,249	100.0%	$311,633	100.0%	$3,616	1.2%

Sales for the year ended December 31, 2015 were $315.2 million, an increase of $3.6 million, or 1.2% when compared to the prior year. Unfavorable foreign currency translation had an impact of $11.4 million. Excluding the impact of foreign currency translation, sales would have increased $15.0 million or 5% over the prior year. The leading cause of the increase was improved demand for grinding machines and new product introductions.

North America sales were $108.5 million and $100.9 million, respectively, for the years ended December 31, 2015 and 2014, an increase of $7.6 million, or 7.5%. The current year increase is driven by higher levels of grinding sales driven by order backlog from the beginning of 2015 and new product introductions.

Europe sales were $97.3 million and $103.1 million for the years ended December 31, 2015 and 2014, respectively, a decrease of $5.8 million, or 5.6%. This decline was influenced by the impact of $9.3 million of unfavorable foreign currency translation, excluding that effect, sales would have grown by $3.5 million, or 3%. This increase was driven by higher demand for grinding machines.

Asia sales were $109.5 million and $107.7 million for the years ended December 31, 2015 and 2014, respectively, an increase of $1.8 million, or 1.7%. Foreign currency translation had an unfavorable impact of $2.1 million, which was more than offset by strong grinding sales in the region. Excluding the translation effect, sales grew by $3.9 million or 4%. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China is reporting a current year decline in demand, Hardinge has been able to maintain sales volume levels in the primary customer segments that it serves.

Sales of machines accounted for approximately 68% of the consolidated sales for the year ended December 31, 2015, compared to 66% in 2014. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 32% of the consolidated sales for the year ended December 31, 2015, compared to 34% in 2014.

Gross Profit. Gross profit was $90.4 million, or 28.7% of sales for the year ended December 31, 2015, compared to $86.9 million, or 27.9% of sales in 2014. The increase in gross margin was primarily a result of higher production levels in the Company’s grinding facilities, which resulted in higher factory absorption, as well as an improved mix of grinding machines. This was partially offset by $0.8 million for the integration of the Voumard product lines, which was acquired in September 2014, and a first quarter inventory valuation adjustment of approximately $0.7 million.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $81.3 million, or 25.8% of net sales for the year ended December 31, 2015, an increase of $0.2 million or 0.3%, compared to $81.0 million, or 26.0% of net sales for the year ended December 31, 2014. SG&A for the year ended December 31, 2015 included $0.8 million of incremental professional fees associated with the Company's previously announced strategic review process, $0.8 million of additional SG&A from our Voumard acquisition and $0.4 million for the expansion of the Company’s Forkardt businesses in India and China, which was partially offset by $3.8 million from the favorable impact of foreign currency translation.

Restructuring. The Company recorded $3.6 million in charges related to severance payments and a voluntary retirement plan associated with the announcement of a closure plan for a facility in Germany and a factory overhead reduction initiative in the Elmira, New York facility.

Impairment Charges. The Company did not record any impairment charges in 2015. In 2014, the Company recorded a non-cash impairment charge of $5.8 million to reduce the value of goodwill and the trade name associated with the purchase of Usach. As a result of the charges in 2014, all of the goodwill related to the Usach acquisition has been written off.

Income (Loss) from Continuing Operations Before Income Taxes. As a result of the foregoing, net income from continuing operations was $4.4 million for the year ended December 31, 2015, compared to net loss from continuing operations of $1.1 million in 2014.

Income Taxes. The provision for income taxes was $1.8 million for the year ended December 31, 2015, compared to $1.2 million in 2014. The effective tax rates were 41.2% for the year ended December 31, 2015, compared to (109.6)% in 2014, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Gain from Disposal of Discontinued Operation and Income from Discontinued Operations, net of tax. The Company did not record any gains or losses in 2015 related to Discontinued Operations. In March 2014, the Company recognized $0.2 million of additional consideration as a result of final working capital adjustments associated with the sale of our Forkardt Swiss business in December 2013. Net income associated with the Forkardt Swiss business was $0.2 million, net of tax, for the year ended December 31, 2014.

Net Income (Loss). As a result of the foregoing, net income for the year ended December 31, 2015 was $2.6 million, or 0.8% of net sales, compared to net loss of $2.1 million, or (0.7)% of net sales in 2014. Both basic and diluted income per share for the year ended December 31, 2015 were $0.20, compared to basic and diluted loss per share of $0.17 in 2014.

Business Segment Information — Comparison of the years ended December 31, 2015 and 2014

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Sales	$250,854	$243,199	$7,655	3.1%
Segment income	7,365	3,950	3,415	86.5%

 MMS sales increased by $7.7 million, or 3.1% in the year ended December 31, 2015 when compared with 2014. The primary driver was strong grinding sales in all markets, partially offset by $8.4 million of unfavorable foreign currency translation.

Segment income was $7.4 million for the year ended December 31, 2015, or $3.4 million above 2014 performance. The main factor contributing to the increase in segment income was the impact of higher sales volumes, combined with higher production levels due to increased machine demand that resulted in higher absorption of factory costs. This increase was partially offset by $0.3 million of restructuring charges related to overhead reductions in the Elmira, New York operations.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Year Ended December 31,
	2015	2014	$ Change	% Change
Sales	$65,128	$68,788	$(3,660)	(5.3)%
Segment income	3,372	6,708	(3,336)	(49.7)%

 ATA sales for the year ended December 31, 2015 were $65.1 million, a decrease of $3.7 million when compared to 2014. The primary driver in the decline in sales was foreign currency translation which had an unfavorable impact of $3.0 million, combined with market softness in North America and Europe.

Segment income for the year ended December 31, 2015 was $3.4 million, a 49.7% decrease from 2014. The decline in income was driven by restructuring charges of $3.3 million related to overhead reduction in the Elmira, New York operations and the closure of a facility in Germany which we expect to be completed by the middle of 2016. In addition, the business recorded a $0.7 million unfavorable inventory valuation adjustment in one of its European facilities. Excluding the restructuring charges and inventory adjustment, segment income would have been $7.4 million or 10% higher than 2014.

Segment Summary For the Year Ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$250,854	$65,128	$(733)	$315,249
Segment income	7,365	3,372		10,737
Unallocated corporate expense				(5,800)
Interest expense, net				(499)
Income from continuing operations, before income taxes				$4,438

Comparison of the years ended December 31, 2014 and 2013

Presented below is summarized selected financial data for the years ended December 31, 2014 and 2013 (in thousands):

	2014	% of Sales	2013	% of Sales	$ Change	% Change
Sales	$311,633		$329,459		$(17,826)	(5.4)%
Gross profit	86,878	27.9%	93,239	28.3%	(6,361)	(6.8)%
Selling, general and administrative expenses	81,045	26.0%	79,533	24.1%	1,512	1.9%
Impairment charges	5,766		6,239		(473)	(7.6)%
Other expense, net	514		471		43	9.1%
(Loss) income from operations	(447)	(0.1)%	6,996	2.1%	(7,443)	(106.4)%
Interest expense, net	678		1,064		(386)	(36.3)%
(Loss) income from continuing operations before income taxes	(1,125)		5,932		(7,057)	(119.0)%
Income taxes	1,233		1,537		(304)	(19.8)%
Net (loss) income from continuing operations	(2,358)	(0.8)%	4,395	1.3%	(6,753)	(153.7)%
Gain from disposal of discontinued operation and income from discontinued operations, net of tax	218		5,532		(5,314)	(96.1)%
Net (loss) income	$(2,140)	(0.7)%	$9,927	3.0%	$(12,067)	(121.6)%

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

North America sales were $100.9 million and $109.5 million, respectively, for the years ended December 31, 2014 and 2013, a decrease of $8.6 million, or 7.8%. As indicated previously, the decrease was driven by the reduction in Usach sales of $8.2 million, combined with reduced sales levels of the Company’s other grinding machines of $7.7 million, partially offset by the full year impact of the acquisition of Forkardt, which contributed $6.2 million in incremental sales during the year ended December 31, 2014.

Europe sales were $103.1 million and $100.1 million for the years ended December 31, 2014 and 2013, respectively, an increase of $2.9 million, or 2.9%. The full year impact of the acquisition of Forkardt contributed $7.7 million in incremental sales, offset by lower turning and milling machine sales of $5.3 million in 2014.

Asia sales were $107.7 million and $119.9 million for the years ended December 31, 2014 and 2013, respectively, a decrease of $12.2 million, or 10.2%. This decrease was primarily due to the decrease in Usach sales of $9.7 million, combined with an overall decrease in other grinding machine sales of $1.9 million, along with an unfavorable impact from currency exchange rate fluctuations of $1.1 million. The full year impact of the acquisition of Forkardt partially offset the overall decrease in sales, contributing $1.4 million in incremental sales. Demand from customers in China was the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China reported a decline in demand, Hardinge was able to maintain sales volume levels in the primary customer segments that it serves.

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

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $81.0 million, or 26.0% of net sales for the year ended December 31, 2014, an increase of $1.5 million or 1.9%, compared to $79.5 million, or 24.1% of net sales for the year ended December 31, 2013. SG&A for the year ended December 31, 2014 included $4.3 million of incremental SG&A expense from our Forkardt acquisition, offset in part by the impact of $2.2 million of acquisition related expenses included in the prior year, $0.6 million of additional SG&A from our Voumard acquisition, and $0.4 million of unfavorable impact from changes in currency exchange rates. Excluding the impact of the acquisitions and foreign currency rate fluctuations, SG&A decreased by $1.6 million compared to 2013, primarily as a result of charges recorded in 2013 related to the change in our sales distribution in the United Kingdom, for which there are no correlated charges in 2014.

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

Metalcutting Machine Solutions Segment (MMS) (in thousands):

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

At December 31, 2015, cash and cash equivalents were $32.8 million, compared to $16.3 million at December 31, 2014. The current ratio at December 31, 2015 was 2.57:1 compared to 2.91:1 at December 31, 2014.

At December 31, 2015 and 2014, total debt outstanding, including notes payable, was $11.8 million and $16.2 million, respectively.

Summary of Cash Flows for the Year Ended December 31, 2015, 2014 and 2013:

Summary of cash flow data (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$26,727	$3,179	$25,828
Net cash used in investing activities	$(4,141)	$(8,500)	$(31,687)
Net cash (used in) provided by financing activities	$(5,702)	$(12,130)	$13,740

Cash Flows from Operating Activities:

During the year ended December 31, 2015, we generated $26.7 million net cash from operating activities. The net cash generated was driven by a net income (as adjusted for depreciation and amortization expense), an increase in customer deposits driven by the timing of fulfillment of customer orders, a decrease in customer receivables resulting from collection activities, and an increase in accrued expenses due to third party commissions payable and restructuring expenses.

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

Cash Used in Investing Activities:

Net cash used in investing activities was $4.1 million for the year ended December 31, 2015. The primary uses of cash was for capital expenditures for, general maintenance and replacement capital during the year.

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

Cash Used in Financing Activities:

Net cash flow used by financing activities was $5.7 million for the year ended December 31, 2015. Cash used was primarily attributable to $4.5 million of scheduled payments on long-term debt and $1.0 million of dividends paid to shareholders.

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

Credit Facilities and Financing Arrangements:

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $77.2 million at December 31, 2015, of which $54.1 million can be borrowed for working capital needs. As of December 31, 2015, $69.8 million was available for borrowing under these arrangements of which $53.2 million was available for working capital needs. Total consolidated borrowings outstanding were $11.8 million at December 31, 2015 and $16.2 million at December 31, 2014. Details of these financing arrangements are discussed below.

Long-term Debt

In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($5.7 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.1 million equivalent). The loan interest rate, 1.75% at December 31, 2015 and December 31, 2014, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 9.0 million ($0.3 million equivalent) at December 31, 2015 and TWD $27.0 million ($0.9 million equivalent) at December 31, 2014.

In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement, which matures in April 2018, calls for scheduled annual principal repayments of $2.1 million, $2.1 million, and $1.0 million in 2016, 2017, and 2018 respectively. In October 2013, the term loan agreement was amended. The amendment reduced mandatory principal payments associated with the sale of the Company's common stock under the stock offering program as described in Note 13. "Shareholders' Equity" of the Notes to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K from 75% of net proceeds to 25% of net proceeds. This amendment was retroactive for all sales of common stock under this stock offering program. The Company made principal payments of $2.1 million in 2014 with stock offering proceeds. The interest rate on the term loan is determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 2.56% and 2.44% at December 31, 2015 and 2014 respectively. LIBOR is the average interest rate estimated by leading banks in London that they would be charged when borrowing from other banks. The principal amount outstanding at December 31, 2015 and 2014 was $5.1 million and $6.8 million, respectively.

In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term note agreement with the same bank pursuant to which the bank converted $10.8 million of the outstanding principal on the term loan to CHF 3.8 million ($3.8 million equivalent) and EUR 5.0 million ($5.4 million equivalent) borrowings. The agreement calls for scheduled annual principal repayments in CHF and EUR. The remaining scheduled annual principal repayments in CHF is CHF 0.6 million ($0.6 million equivalent) in 2016. The scheduled annual principal repayments in EUR are as follows: EUR 0.9 million ($1.0 million equivalent) in 2016 and 2017, and EUR 1.9 million ($2.0 million equivalent) in 2018. The interest rate on the CHF and EUR portion of the term loan is determined from a pricing grid with the Swiss franc LIBOR ("CHF LIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 2.25% and 2.18% at December 31, 2015, respectively. The interest rate on the CHF and EUR portion of the term loan was 2.27% and 2.46% at December 31, 2014, respectively. The principal amounts outstanding at December 31, 2015 were CHF 0.6 million ($0.6 million equivalent), and EUR 3.7 million ($4.0 million equivalent). The principal amounts outstanding at December 31, 2014 were CHF 1.2 million ($1.2 million equivalent), and EUR 4.4 million ($5.3 million equivalent).

The term loan is secured by (i) liens on all of the Company's U.S. assets (exclusive of real property); (ii) a pledge of 65% of the Company's investment in Hardinge Holdings GmbH; (iii) a negative pledge on the Company's headquarters in Elmira, New York; (iv) liens on all of the personal property assets of Usach, Forkardt Inc. (Formerly Cherry Acquisition Corporation) and Hardinge Technology Systems Inc., a wholly-owned subsidiary and owner of the real property comprising the Company's world headquarters in Elmira, New York ("Technology"); and (v) negative pledges on the intellectual property of the Revolving Credit Borrowers and Technology.

The loan agreement contains financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.00 to 1.00 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events of default that are customary for these types of transactions. At December 31, 2015, the Company was in compliance with the covenants under the loan agreement.

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with a bank whereby the bank made available a CHF 2.6 million ($2.6 million equivalent) mortgage loan facility. This facility is to be used by Kellenberger and replaces an existing mortgage loan that Kellenberger maintained with the same bank. Interest on the facility accrues at a fixed rate of 2.50% per annum. Principal payments of CHF 0.2 million ($0.2 million equivalent) are due in June and December in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity in December 2016. The principal amount outstanding was CHF 1.8 million ($1.8 million equivalent) at December 31, 2015, and CHF 2.1 million ($2.1 million equivalent) at December 31, 2014.

The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default. The credit facility is secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is subject to a minimum equity covenant requirement whereby the economic equity of the subsidiary must be at least 35% of the subsidiary's total assets on its balance sheet. At December 31, 2015, the Company was in compliance with the covenants under the loan agreement.

Foreign Credit Facilities

In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility provided up to CNY 34.2 million ($5.3 million equivalent) or its equivalent in other currencies for working capital and letter of credit purposes. In January 2014, Hardinge Jiaxing amended this facility, which increased the total availability under the facility to CNY 59.0 million ($9.1 million equivalent) or its equivalent in other currencies. This facility was subsequently amended in December 31, 2015, which changed the total availability under the facility to CNY 20.0 million ($3.1 million equivalent) or its equivalent in other currencies and expires on December, 2016. Borrowings available for working capital purposes were CNY 20.0 million ($3.1 million equivalent). Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up, amounting to 4.79% and 6.16% at December 31, 2015 and December 31, 2014, respectively. There was no principal amount outstanding under this facility at December 31, 2015 or December 31, 2014.

In July 2013, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility, which was renewed in June 2014 and subsequently in June 2015. This facility, which expires in June 2016, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility's interest is subject to change by the lender based on market conditions, carries no commitment fees on unused funds. The facility's interest rate was a variable rate at December 31, 2015 and 1.44% at December 31, 2014. There were no principal amounts outstanding under this facility at December 31, 2015 or December 31, 2014.

In September 2014, Hardinge Machine (Shanghai) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a credit facility. This facility was renewed and amended in September 2015, provides up to CNY 30.0 million ($4.6 million equivalent) for letters of guarantee and expires in August 2016. Individual letters of guarantee issued under this facility require a cash deposit at the bank of 30% of the letter’s face value. The total issued letters of guarantee at December 31, 2015 and December 31, 2014 had a face value of CNY 0.6 million (approximately $0.1 million) and CNY 0.7 million (approximately 0.1 million ), respectively.

In July 2015, Hardinge Machine (Shanghai) Co., Ltd. entered into a new credit facility, which expires in July 2016. This facility provides up to CNY 10.0 million ($1.5 million equivalent) for letters of guarantee. Individual letter of guarantee issued under this facility are collateralized by the subsidiary's notes receivable for 100%of letter's face value. There were no letters of guarantee issued at December 31, 2015.

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger, an indirect wholly-owned subsidiary, entered into a credit facility agreement with a bank whereby the bank made available a CHF 18.0 million ($18.0 million equivalent) multi-currency revolving working capital facility. This facility matures in July 2018.

The facility is to be used by Hardinge Holdings GmbH and its subsidiaries (the "Holdings Group") for general corporate and working capital purposes, including standby letters of credit and standby letters of guarantee. In addition to Swiss Francs, loan proceeds available under the facility can be drawn upon in Euros, British Pounds Sterling and United States Dollars. Under the terms of the facility, the maximum amount of borrowings available to the Holdings Group (on an aggregate basis) for working capital purposes shall not exceed CHF 8.0 million ($8.0 million equivalent) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable LIBOR. With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable EURIBOR, plus an applicable margin, (initially set at 2.25% per annum) that is determined by the bank based on the financial performance of the Holdings Group. At December 31, 2015 and 2014, there were no outstanding borrowings on this facility. The total issued letters of guarantee on this facility at December 31, 2015 had a face value of $5.4 million. The letters were issued in various currencies.

The terms of the credit facilities contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are secured by mortgage notes in an aggregate amount of CHF 9.2 million ($9.2 million equivalent) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger, Holdings Group serves as a guarantor with respect to this facility. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2015, the Company was in compliance with the covenants under the loan agreement.

Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provides a credit facility of up to CHF 7.0 million ($7.0 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.0 million equivalent) is available for working capital purposes. The facility is secured by the subsidiary's certain real property up to CHF 3.0 million ($3.0 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.0 million equivalent), increased the funds available for working capital purposes to CHF 5.0 million ($5.0 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.0 million equivalent). The agreement was again amended in May 2013 and reverted to the terms in place prior to the August 2010 amendment. The interest rate, currently at LIBOR plus 2.50% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. This facility is subject to annual renewal and carries no commitment fees on unused funds. At December 31, 2015 and 2014, there were no borrowings outstanding under this facility. There were no issued letters of guarantee on this facility at December 31, 2015.

The above credit facility is subject to a minimum equity covenant requirement where the minimum equity for the subsidiary must be at least 35% of its balance sheet total assets. At December 31, 2015, the Company was in compliance with the required covenant.

In January 2014, Hardinge China Limited, an indirectly wholly-owned subsidiary in China, entered into a revised credit facility with a local bank. This facility, which expired in August 2015, provided up to $2.0 million for letters of guarantee. This facility was amended in October 2015, which increased the letter of guarantee amount to $3.0 million and it expires in August 2016. The facility requires Hardinge China Limited to maintain net worth of at least RMB 22.0 million. The total issued letters of guarantee at December 31, 2015 had a face value of CNY 6.0 million ($0.9 million equivalent).

Domestic Credit Facilities

In December 2009, the Company entered into a $10.0 million revolving credit facility with a bank. This facility was subject to an annual renewal requirement. In December 2011, the Company modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum, and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December 2012, the maturity date of the facility was extended to March 31, 2014 and the interest rate was reduced from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. In May 2013, the Company, Usach, and Forkardt amended and restated the existing $25.0 million revolving credit agreement. The amendment added Usach and Forkardt as additional borrowers and extended the maturity of the credit facility from March 2014 to April 2018. The interest rate on the term loan is determined from a pricing grid with LIBOR and base rate options, based on the Company's leverage ratio and was 2.50% and 2.44% at December 31, 2015 and December 31, 2014 respectively.

This credit facility is secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on its worldwide headquarters in Elmira, NY, and a pledge of 65% of their investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of the Company's wholly-owned subsidiaries, which is the owner of the real property comprising the Company's world headquarters. The credit facility does not include any financial covenants. There were no borrowings outstanding under this facility at December 31, 2015 and 2014.

We have a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2015 and 2014.

We maintain a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. It renews annually. The amount of the letter of credit was $0.7 million at December 31, 2015 and $0.8 million at December 31, 2014. It expires in March 2016. In total, there were various outstanding letters of credit totaling $7.4 million and $8.7 million at December 31, 2015 and 2014, respectively.

We lease space for some of our manufacturing, sales and service operations with lease terms up to 8 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.7 million, $3.0 million and $3.2 million during the years ended December 31, 2015, 2014, and 2013, respectively.

The following table shows our future commitments in effect as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt	$5,692	$3,023	$3,056	$—	$—	$—	$11,771
Operating lease obligations	2,043	1,490	883	437	40	62	4,955
Purchase commitments	23,617	38	—	—	—	—	23,655
Standby letters of credit	7,286	77	—	—	—	—	7,363
Total	$38,638	$4,628	$3,939	$437	$40	$62	$47,744

We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. For the year ended December 31, 2016, the expected Company contributions to be paid to the qualified domestic plan are $1.6 million and the expected Company contributions to the foreign defined benefit pension plans are $2.5 million.

We believe that the current available funds and credit facilities, along with internally generated funds from operations, will provide sufficient financial resources for ongoing operations throughout 2016.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Change in Accounting Policy

During the quarter ended June 30, 2014, we voluntarily changed the date of the annual goodwill and indefinite-lived intangible assets impairment testing from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides additional time to complete the annual goodwill and indefinite-lived intangible asset impairment testing in advance of year-end reporting. The voluntary change in accounting policy related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively, as doing so would require the use of significant estimates and assumptions that include hindsight. Accordingly, the change was applied prospectively.

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

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units, only one of which currently has goodwill. Our ATA reporting unit had goodwill totaling $6.6 million as of December 31, 2015.

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

Our annual goodwill impairment review was performed as of October 1, 2015. As a result of this assessment we determined that the fair value of our reporting units that have goodwill exceeded the carrying value.

Net Deferred Tax Assets. We regularly review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

Retirement Plans. We sponsor various defined benefit pension plans, defined contribution plans, and one postretirement benefit plan, all as described in Note 14. "Employee Benefits" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

We annually review the discount rate to be used for retirement plan liabilities. In the U.S., we use bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using rates of 4.75% and 4.28% at our plan measurement dates of December 31, 2015 and 2014, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in blended rates of 1.21% and 1.43% at their measurement dates of December 31, 2015 and 2014, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $13.5 million. Conversely, an increase of one percent would decrease U.S. pension obligations by approximately $11.2 million. A decrease of one percent in the discount rate would increase the Swiss pension obligations by approximately $19.1 million. Conversely, an increase of one percent would decrease the Swiss pension obligations by approximately $15.6 million.

A change in the discount rate can also have an effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by less than $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by less than $0.8 million. A decrease of one percent would increase the Swiss pension expense by approximately $0.9 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $0.9 million.

The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. For our domestic plans, the expected rate of return during fiscal 2016 is 7.50%, which is the same rate used for fiscal 2015. For our foreign plans, we used rates of return appropriate for each country which resulted in a blended expected rate of return of 3.91% for fiscal 2016, compared to 3.95% for fiscal 2015. A change in the expected return on plan assets can also have a significant effect on retirement plan expense.

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

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 20. "New Accounting Standards" to the Consolidated Financial Statements set forth in Item 8 of this 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated herein by reference to the section entitled "Overview" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of
Hardinge Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 10, 2016

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$32,774	$16,293
Restricted cash	2,192	3,151
Accounts receivable, net	56,945	62,877
Inventories, net	110,232	111,821
Other current assets	9,385	10,545
Total current assets	211,528	204,687

Property, plant and equipment, net	62,025	65,874
Goodwill	6,620	6,698
Other intangible assets, net	28,018	30,217
Other non-current assets	3,109	3,844
Total non-current assets	99,772	106,633
Total assets	$311,300	$311,320

Liabilities and shareholders’ equity
Accounts payable	$24,696	$25,592
Accrued expenses	27,964	25,071
Customer deposits	19,845	12,736
Accrued income taxes	1,919	646
Deferred income taxes	2,164	2,332
Current portion of long-term debt	5,692	3,972
Total current liabilities	82,280	70,349

Long-term debt	6,079	12,253
Pension and postretirement liabilities	57,322	53,119
Deferred income taxes	1,121	2,516
Other liabilities	3,393	3,487
Total non-current liabilities	67,915	71,375
Commitments and contingencies (see Note 12)
Common stock ($0.01 par value, 20,000,000 authorized; 12,856,716 issued and 12,838,227 outstanding as of December 31, 2015, and 12,825,468 issued and 12,821,768 outstanding as of December 31, 2014)	128	128
Additional paid-in capital	120,524	120,538
Retained earnings	89,368	87,777
Treasury shares (at cost, 18,489 as of December 31, 2015, and 3,700 as of December 31, 2014)	(202)	(46)
Accumulated other comprehensive loss	(48,713)	(38,801)
Total shareholders’ equity	161,105	169,596
Total liabilities and shareholders’ equity	$311,300	$311,320

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Sales	$315,249	$311,633	$329,459
Cost of sales	224,851	224,755	236,220
Gross profit	90,398	86,878	93,239

Selling, general and administrative expenses	81,271	81,045	79,533
Restructuring charges	3,558	—	—
Impairment charges	—	5,766	6,239
Other expense, net	632	514	471
Income (loss) from operations	4,937	(447)	6,996

Interest expense	655	737	1,128
Interest income	(156)	(59)	(64)
Income (loss) from continuing operations before income taxes	4,438	(1,125)	5,932
Income taxes	1,828	1,233	1,537
Net income (loss) from continuing operations	2,610	(2,358)	4,395

Gain from disposal of discontinued operation, net of tax	—	218	4,890
Income from discontinued operations, net of tax	—	—	642

Net income (loss)	$2,610	$(2,140)	$9,927

Per share data:

Basic earnings (loss) per share:
Continuing operations	$0.20	$(0.19)	$0.37
Disposal of discontinued operation	—	0.02	0.41
Discontinued operations	—	—	0.06
Basic earnings (loss) per share	$0.20	$(0.17)	$0.84

Diluted earnings (loss) per share:
Continuing operations	$0.20	$(0.19)	$0.37
Disposal of discontinued operation	—	0.02	0.41
Discontinued operations	—	—	0.05
Diluted earnings (loss) per share	$0.20	$(0.17)	$0.83

Cash dividends declared per share:	$0.08	$0.08	$0.08

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$2,610	$(2,140)	$9,927
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,598)	(11,893)	1,939
Retirement plans related adjustments	(5,945)	(26,163)	23,689
Unrealized (loss) gain on cash flow hedges	—	(281)	77
Other comprehensive (loss) income before tax	(10,543)	(38,337)	25,705
Income tax (benefit) expense	(631)	(955)	1,615
Other comprehensive (loss) income, net of tax	(9,912)	(37,382)	24,090
Total comprehensive (loss) income	$(7,302)	$(39,522)	$34,017

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$2,610	$(2,140)	$9,927
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charge	—	5,766	6,239
Depreciation and amortization	8,509	9,847	9,560
Debt issuance costs amortization	38	42	83
Deferred income taxes	(768)	446	(390)
Gain on sale of assets	(26)	(82)	(62)
Gain on sale of business	—	(218)	(4,890)
Gain on purchase of business	—	(462)	—
Unrealized foreign currency transaction loss	404	350	(2,397)
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	3,942	(7,860)	(68)
Restricted cash	827	973	1,490
Inventories	(1,442)	(1,303)	20,259
Other assets	1,245	682	173
Accounts payable	450	2,211	(4,083)
Customer deposits	7,762	(1,783)	(899)
Accrued expenses	3,250	(3,281)	(9,123)
Accrued pension and postretirement liabilities	(74)	(9)	9
Net cash provided by operating activities	26,727	3,179	25,828

Investing activities
Acquisition of businesses, net of cash acquired	—	(5,683)	(34,250)
Capital expenditures	(4,210)	(3,186)	(3,871)
Proceeds from disposal of business	—	218	6,255
Proceeds from sales of assets	69	151	179
Net cash used in investing activities	(4,141)	(8,500)	(31,687)

Financing activities
Payment of contingent consideration	—	(7,500)	(299)
Proceeds from short-term notes payable to bank	32,502	21,143	47,733
Repayments of short-term notes payable to bank	(32,502)	(21,143)	(59,025)
Proceeds from long-term debt	—	—	33,821
Repayments of long-term debt	(4,464)	(9,296)	(15,743)
Debt issuance costs	—	—	(687)
Dividends paid	(1,037)	(1,012)	(944)
Net proceeds from sales of common stock	—	5,678	8,884
Purchases of treasury stock	(201)	—	—
Net cash (used in) provided by financing activities	(5,702)	(12,130)	13,740
Effect of exchange rate changes on cash	(403)	(978)	(14)
Net increase (decrease) in cash	16,481	(18,429)	7,867

Cash and cash equivalents at beginning of period	16,293	34,722	26,855

Cash and cash equivalents at end of period	$32,774	16,293	$34,722
See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2012	$125	$114,072	$81,961	$(9,442)	$(25,509)	$161,207
Net income	—	—	9,927	—	—	9,927
Other comprehensive loss, net of tax	—	—	—	—	24,090	24,090
Dividends declared	—	—	(951)	—	—	(951)
Shares issued pursuant to long-term incentive plan	—	(530)	—	530	—	—
Common shares issued	—	838	—	8,040	—	8,878
Amortization (long-term incentive plan)	—	621	—	—	—	621
Net issuance of treasury stock	—	(50)	—	66	—	16
Balance at December 31, 2013	125	114,951	90,937	(806)	(1,419)	203,788
Net Loss	—	—	(2,140)	—	—	(2,140)
Other comprehensive income, net of tax	—	—	—	—	(37,382)	(37,382)
Dividends declared	—	—	(1,020)	—	—	(1,020)
Shares issued pursuant to long-term incentive plan	—	101	—	220	—	321
Shares exercised pursuant to long- term incentive plan	—	18	—	—	—	18
Shares forfeited pursuant to long- term incentive plan	—	(39)	—	(46)	—	(85)
Common shares issued	3	4,941	—	586	—	5,530
Amortization (long-term incentive plan)	—	414	—	—	—	414
Net issuance of treasury stock	—	152	—	—	—	152
Balance at December 31, 2014	128	120,538	87,777	(46)	(38,801)	169,596
Net Income	—	—	2,610	—	—	2,610
Other comprehensive loss, net of tax	—	—	—	—	(9,912)	(9,912)
Dividends declared	—	—	(1,019)	—	—	(1,019)
Shares forfeited pursuant to long- term incentive plan	—	(7)	—	(18)	—	(25)
Common shares issued	—	257	—	—	—	257
Amortization (long-term incentive plan)	—	(260)	—	—	—	(260)
Net issuance of treasury stock	—	(4)	—	(138)	—	(142)
Balance at December 31, 2015	$128	$120,524	$89,368	$(202)	$(48,713)	$161,105

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Restricted Cash

Occasionally, the Company is required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits. Additionally, restricted cash includes amounts due under mandatory principal reduction provisions associated with certain term debt agreements. As of December 31, 2015 and 2014, the amount of restricted cash was approximately $2.2 million and $3.2 million, respectively.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts was $0.9 million and $1.1 million at December 31, 2015 and 2014, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

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
DECEMBER 31, 2015

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

Intangible assets with indefinite lives are assessed for impairment using an income approach. If the carrying value of the indefinite lived intangible asset exceeds its fair value, an impairment charge is recognized for such excess.

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

Accrued Expenses

Accrued expenses include $10.5 million and $8.0 million in compensation related expenses at December 31, 2015 and 2014, respectively, as well as $7.2 million and $5.4 million of commissions payable.

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
DECEMBER 31, 2015

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
DECEMBER 31, 2015

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

Research and Development Costs

The costs associated with research and development programs for new products and significant product improvements are expensed as incurred as a component of cost of goods sold. Research and development expenses totaled $14.5 million, $13.9 million and $12.5 million in 2015, 2014 and 2013, respectively.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the estimated fair value of the award as of the grant date and recognized as expense over the requisite service period.

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
DECEMBER 31, 2015

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

In accordance with the acquisition method of accounting, the acquired net assets were recorded at fair value at the date of acquisition. The identifiable intangible assets acquired, which primarily consists of drawings of $0.1 million, were valued using a cost approach. The fair values of the acquired assets and liabilities exceeded the purchase price of Voumard, resulting in a gain on the purchase of $0.5 million. The values of assets acquired and liabilities assumed were finalized during the third quarter 2015, resulting in no valuation adjustments.

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
DECEMBER 31, 2015

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
DECEMBER 31, 2015

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
DECEMBER 31, 2015

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	December 31, 2015		December 31, 2014		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$32,774	$32,774	$16,293	$16,293	Level 1
Restricted cash	2,192	2,192	3,151	3,151	Level 1
Foreign currency forward contracts	163	163	307	307	Level 2
Liabilities:
Variable interest rate debt	11,771	11,771	16,225	16,225	Level 2
Foreign currency forward contracts	418	418	629	629	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of December 31, 2015 and December 31, 2014, there were no significant transfers in and/or out of Level 1 and Level 2.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	December 31, 2015	December 31, 2014
Foreign currency forwards designated as hedges:
Other current assets	$114	$237
Accrued expenses	(196)	(385)
Foreign currency forwards not designated as hedges:
Other current assets	49	70
Accrued expenses	(222)	(244)
Foreign currency forwards, net	$(255)	$(322)

As described in Note 2. "Acquisitions", the Company completed acquisitions in 2014 and 2013. The fair value measurements for the acquired intangible assets were calculated using discounted cash flow analysis which rely upon significant unobservable Level 3 inputs which include the following:

Unobservable inputs	Range
Discount rate	19.0%	-	22.0%
Royalty rate	2.0%	-	3.0%
Long term growth rate	3.0%

The Company applied fair value principles during the goodwill impairment tests performed annually. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company's reporting units. The fair value for the Company's reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used valuation models to estimate the fair values of its reporting units, which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models include revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment test performed during 2014 and 2013, the Company recognized goodwill impairment charges (See Note 7. "Goodwill and Intangible Assets" for more information regarding the Company's goodwill impairment tests).

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

Pension Plan Assets

The fair values and classification of the defined benefit plan assets is as follows (in thousands):

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$37,472	$37,472	$—	$—
Income funds(2)	23,401	23,401	—	—
Growth and income funds(3)	83,247	—	83,247	—
Hedge funds(4)	27,071	—	—	27,071
Real estate funds	3,246	769	2,477	—
Other assets	1,514	582	932	—
Cash and cash equivalents	4,056	4,056	—	—
Total	$180,007	$66,280	$86,656	$27,071

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$43,676	$43,676	$—	$—
Income funds(2)	25,800	25,800	—	—
Growth and income funds(3)	81,301	—	81,301	—
Hedge funds(4)	27,820	—	—	27,820
Real estate funds	3,100	707	2,393	—
Other assets	1,401	602	799	—
Cash and cash equivalents	2,883	2,883	—	—
Total	$185,981	$73,668	$84,493	$27,820
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
DECEMBER 31, 2015

A summary of the changes in the fair value of the defined benefit plans assets classified within Level 3 of the valuation hierarchy is as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of year	$27,820	$25,624
Purchases	1,750	1,500
Sales and settlements	(2,300)	(420)
Unrealized (losses) gains	(199)	1,117
Realized (losses)	—	(1)
Balance at end of year	$27,071	$27,820

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

NOTE 4.  INVENTORIES

Net inventories consist of the following (in thousands):

	December 31, 2015	December 31, 2014
Raw materials and purchased components	$34,438	$36,717
Work-in-process	33,682	28,504
Finished products	42,112	46,600
Inventories, net	$110,232	$111,821

NOTE 5. DERIVATIVE INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. Generally these contracts have a term of less than one year and are considered derivative instruments. The valuations of these derivatives are measured at fair value using internal models based on observable market inputs such as spot and forward rates, and are recorded as either assets or liabilities. A group of highly rated domestic and international banks are used in order to mitigate counterparty risk on the forward contracts.

For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be ineffective. As of December 31, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $27.4 million and $24.8 million, respectively. The Company expects approximately $0.2 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of December 31, 2015 and December 31, 2014, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $38.5 million and $38.3 million, respectively. For the years ended December 31, 2015 and 2014, losses of $0.8 million and $0.8 million, respectively, were recorded related to this type of derivative financial instruments. For contracts that are not designated as hedges, the gain or loss on the contracts are recognized in current earnings in the “Other expense, net” line item in the Consolidated Statements of Operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31, 2015	December 31, 2014
Land, buildings and improvements	$82,201	$83,119
Machinery, equipment and fixtures	79,176	78,003
Office furniture, equipment and vehicles	22,689	22,265
Construction in progress	238	399
	184,304	183,786
Accumulated depreciation	(122,279)	(117,912)
Property, plant and equipment, net	$62,025	$65,874

Depreciation expense was $7.0 million, $7.7 million, and $7.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$5,154	$37,588
Accumulated impairment losses	(27,586)	—	(27,586)
Balance at December 31, 2013	4,848	5,154	10,002

Acquisition of Forkardt India	—	1,626	1,626
Impairment loss	(4,848)	—	(4,848)
Currency translation adjustments	—	(82)	(82)
	(4,848)	1,544	(3,304)

Goodwill	32,434	6,698	39,132
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2014	—	6,698	6,698

Currency translation adjustments	—	(78)	(78)

Goodwill	32,434	6,620	39,054
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2015	$—	$6,620	$6,620

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value.

Based on lower than expected performance in the Usach reporting unit during 2014, combined with a downward revision in the anticipated future results, the Company determined that there were indicators of an impairment of that reporting unit during the third quarter of 2014. Accordingly, a calculation of the fair value was performed using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances, which resulted in the carrying amount of the Usach reporting unit exceeding its fair value. Accordingly, a goodwill impairment charge of $4.8 million was recognized in the "Impairment charges" caption in the Consolidated Statements of Operations in that reporting unit during the third quarter of 2014, resulting

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

in the entire MMS goodwill balance to be written off. Subsequently, the Company performed the annual impairment analysis for the ATA reporting unit, which resulted in the fair value exceeding the carrying value. The Company performed further analysis of the reporting units' long-lived assets and determined that impairments of these assets were not present. The estimates and judgments used in the assessment included multiples of EBITDA, the weighted average cost of capital and the terminal growth rate.

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

The major components of intangible assets other than goodwill are as follows (in thousands):

	December 31, 2015	December 31, 2014
Gross amortizable intangible assets:
Technical know-how	$12,956	$12,984
Customer lists	9,011	9,047
Land rights	2,672	2,796
Patents, trade names, drawings, and other	4,393	4,345
Total gross amortizable intangible assets	29,032	29,172

Accumulated amortization:
Technical know-how	(6,833)	(5,730)
Customer lists	(1,315)	(871)
Land rights	(271)	(228)
Patents, trade names, drawings, and other	(3,406)	(3,227)
Total accumulated amortization	(11,825)	(10,056)
Amortizable intangible assets, net	17,207	19,116

Indefinite lived intangible assets:
Trade names	10,811	11,101

Intangible assets other than goodwill, net	$28,018	$30,217

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization expense	$1,804	$1,810	$1,553

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2016	$1,280
2017	1,241
2018	1,084
2019	1,067
2020	1,023
Thereafter	11,512
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

NOTE 8.  FINANCING ARRANGEMENTS

Financing arrangements are maintained with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $77.2 million at December 31, 2015, of which $54.1 million can be borrowed for working capital needs. As of December 31, 2015, $69.8 million was available for borrowing under these arrangements of which $53.2 million was available for working capital needs. Total consolidated borrowings outstanding were $11.8 million at December 31, 2015 and $16.2 million at December 31, 2014. Details of these financing arrangements are discussed below.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

Long-term Debt

Long-term debt consists of (in thousands):

	December 31,
	2015	2014
Mortgage loans	$2,070	$2,965
Term loans	9,701	13,260
Total long-term debt	$11,771	$16,225
Current portion	(5,692)	(3,972)
Total long-term debt, less current portion	$6,079	$12,253

The annual maturities of long-term debt for each of the years after December 31, 2015, are as follows (in thousands):

Year	Amount
2016	$5,692
2017	3,023
2018	3,056
$11,771

In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan is 180.0 million New Taiwanese Dollars ("TWD") ($5.7 million equivalent). The loan, which matures in June 2016, is secured by real property owned and requires quarterly principal payment in the amount of TWD 4.5 million ($0.1 million equivalent). The loan interest rate, 1.75% at December 31, 2015 and December 31, 2014, is based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 9.0 million ($0.3 million equivalent) at December 31, 2015 and TWD 27.0 million ($0.9 million equivalent) at December 31, 2014.

In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement, which matures in April 2018, calls for scheduled annual principal repayments of $2.1 million, $2.1 million, and $1.0 million in 2016, 2017, and 2018, respectively. In October 2013, the term loan agreement was amended. The amendment reduced mandatory principal payments associated with the sale of the Company's common stock under the stock offering program as described in Note 13. "Shareholders' Equity" from 75% of net proceeds to 25% of net proceeds. This amendment was retroactive for all sales of common stock under this stock offering program. The Company made principal payments of $2.1 million in 2014 with stock offering proceeds. The interest rate on the term loan is determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 2.56% and 2.44% at December 31, 2015 and 2014 respectively. LIBOR is the average interest rate estimated by leading banks in London that they would be charged when borrowing from other banks. The principal amount outstanding at December 31, 2015 and 2014 was $5.1 million and $6.8 million, respectively.

In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term note agreement with the same bank pursuant to which the bank converted $10.8 million of the outstanding principal on the term loan to CHF 3.8 million ($3.8 million equivalent) and EUR 5.0 million ($5.4 million equivalent) borrowings. The agreement calls for scheduled annual principal repayments in CHF and EUR. The remaining scheduled annual principal repayments in CHF is CHF 0.6 million ($0.6 million equivalent) in 2016. The scheduled annual principal repayments in EUR are as follows: EUR 0.9 million ($1.0 million equivalent) in 2016 and 2017, and EUR 1.9 million ($2.0 million equivalent) in 2018. The interest rate on the CHF and EUR portion of the term loan is determined from a pricing grid with the Swiss franc LIBOR ("CHF LIBOR") or the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 2.25% and 2.18% at December 31, 2015, respectively. The interest rate on the CHF and EUR portion of the term loan was 2.27% and 2.46% at December 31, 2014, respectively. The principal amounts outstanding at December 31, 2015 were CHF 0.6 million

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

($0.6 million equivalent), and EUR 3.7 million ($4.0 million equivalent). The principal amounts outstanding at December 31, 2014 were CHF 1.2 million ($1.2 million equivalent), and EUR 4.4 million ($5.3 million equivalent).

The term loan is secured by (i) liens on all of the Company's U.S. assets (exclusive of real property); (ii) a pledge of 65% of the Company's investment in Hardinge Holdings GmbH; (iii) a negative pledge on the Company's headquarters in Elmira, New York; (iv) liens on all of the personal property assets of Usach, Forkardt Inc. (Formerly Cherry Acquisition Corporation) and Hardinge Technology Systems Inc., a wholly-owned subsidiary and owner of the real property comprising the Company's world headquarters in Elmira, New York ("Technology"); and (v) negative pledges on the intellectual property of the Revolving Credit Borrowers and Technology.

The loan agreement contains financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.00 to 1.00 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events of default that are customary for these types of transactions. At December 31, 2015, the Company was in compliance with the covenants under the loan agreement.

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with a bank whereby the bank made available a CHF 2.6 million ($2.6 million equivalent) mortgage loan facility. This facility is to be used by Kellenberger and replaces an existing mortgage loan that Kellenberger maintained with the same bank. Interest on the facility accrues at a fixed rate of 2.50% per annum. Principal payments of CHF 0.2 million ($0.2 million equivalent) are due in June and December in each year of the term, with the remaining outstanding balance of principal and accrued interest due in full at the final maturity in December 2016. The principal amount outstanding was CHF 1.8 million ($1.8 million equivalent) at December 31, 2015, and CHF 2.1 million ($2.1 million equivalent) at December 31, 2014.

The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default. The credit facility is secured by a mortgage on the subsidiary's facility in Romanshorn, Switzerland. The facility is subject to a minimum equity covenant requirement whereby the economic equity of the subsidiary must be at least 35% of the subsidiary's total assets on its balance sheet. At December 31, 2015, the Company was in compliance with the covenants under the loan agreement.

Foreign Credit Facilities

In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank. This facility provided up to CNY 34.2 million ($5.3 million equivalent) or its equivalent in other currencies for working capital and letter of credit purposes. In January 2014, Hardinge Jiaxing amended this facility, which increased the total availability under the facility to CNY 59.0 million ($9.1 million equivalent) or its equivalent in other currencies. This facility was subsequently amended in December 2015, which changed the total availability under the facility to CNY 20.0 million ($3.1 million equivalent) or its equivalent in other currencies and expires in December, 2016. Borrowings available for working capital purposes were CNY 20.0 million ($3.1 million equivalent). Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up, amounting to 4.79% and 6.16% at December 31, 2015 and December 31, 2014, respectively. There was no principal amount outstanding under this facility at December 31, 2015 or December 31, 2014.

In July 2013, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into a new unsecured credit facility, which was renewed in June 2014 and subsequently in June 2015. This facility, which expires in June 2016, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility's interest is subject to change by the lender based on market conditions, carries no commitment fees on unused funds. The facility's interest rate was a variable rate at December 31, 2015 and 1.44% at December 31, 2014. There were no principal amounts outstanding under this facility at December 31, 2015 or December 31, 2014.

In September 2014, Hardinge Machine (Shanghai) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a credit facility. This facility was renewed and amended in September 2015, provides up to CNY 30.0 million ($4.6 million

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

equivalent) for letters of guarantee and expires in August 2016. Individual letters of guarantee issued under this facility require a cash deposit at the bank of 30% of the letter’s face value. The total issued letters of guarantee at December 31, 2015 and December 31, 2014 had a face value of CNY 0.6 million (approximately $0.1 million) and CNY 0.7 million (approximately 0.1 million ), respectively.

In July 2015, Hardinge Machine (Shanghai) Co., Ltd. entered into a new credit facility, which expires in July 2016. This facility provides up to CNY 10.0 million ($1.5 million equivalent) for letters of guarantee. Individual letter of guarantee issued under this facility are collateralized by the subsidiary's notes receivable for 100% of letter's face value. There were no letters of guarantee issued at December 31, 2015.

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger, an indirect wholly-owned subsidiary, entered into a credit facility agreement with a bank whereby the bank made available a CHF 18.0 million ($18.0 million equivalent) multi-currency revolving working capital facility. This facility matures in July 2018.

The facility is to be used by Hardinge Holdings GmbH and its subsidiaries (the "Holdings Group") for general corporate and working capital purposes, including standby letters of credit and standby letters of guarantee. In addition to Swiss Francs, loan proceeds available under the facility can be drawn upon in Euros, British Pounds Sterling and United States Dollars. Under the terms of the facility, the maximum amount of borrowings available to the Holdings Group (on an aggregate basis) for working capital purposes shall not exceed CHF 8.0 million ($8.0 million equivalent) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable LIBOR. With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable EURIBOR, plus an applicable margin, (initially set at 2.25% per annum) that is determined by the bank based on the financial performance of the Holdings Group. At December 31, 2015 and 2014, there were no outstanding borrowings on this facility. The total issued letters of guarantee on this facility at December 31, 2015 had a face value of $5.4 million. The letters were issued in various currencies.

The terms of the credit facilities contain customary representations, affirmative, negative and financial covenants and events of default. The credit facilities are secured by mortgage notes in an aggregate amount of CHF 9.2 million ($9.2 million equivalent) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger, Holdings Group serves as a guarantor with respect to this facility. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2015, the Company was in compliance with the covenants under the loan agreement.

Kellenberger also maintains a credit agreement with another bank. This agreement, entered into in October 2009, provides a credit facility of up to CHF 7.0 million ($7.0 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades and of which up to CHF 3.0 million ($3.0 million equivalent) is available for working capital purposes. The facility is secured by the subsidiary's certain real property up to CHF 3.0 million ($3.0 million equivalent). This agreement was amended in August 2010. The amendment increased the total funds available under the facility to CHF 9.0 million ($9.0 million equivalent), increased the funds available for working capital purposes to CHF 5.0 million ($5.0 million equivalent) and increased the secured amounts to CHF 4.0 million ($4.0 million equivalent). The agreement was again amended in May 2013 and reverted to the terms in place prior to the August 2010 amendment. The interest rate, currently at LIBOR plus 2.50% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. This facility is subject to annual renewal and carries no commitment fees on unused funds. At December 31, 2015 and 2014, there were no borrowings outstanding under this facility. There were no issued letters of guarantee on this facility at December 31, 2015.

The above credit facility is subject to a minimum equity covenant requirement where the minimum equity for the subsidiary must be at least 35% of its balance sheet total assets. At December 31, 2015, the Company was in compliance with the required covenant.

In January 2014, Hardinge China Limited, an indirectly wholly-owned subsidiary in China, entered into a revised credit facility with a local bank. This facility, which expired in August 2015, provided up to $2.0 million for letters of guarantee. This facility was amended in October 2015, which increased the letter of guarantee amount to $3.0 million and it

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

expires in August 2016. The facility requires Hardinge China Limited to maintain net worth of at least RMB 22.0 million. The total issued letters of guarantee at December 31, 2015 had a face value of CNY 6.0 million ($0.9 million equivalent).

Domestic Credit Facilities

In December 2009, the Company entered into a $10.0 million revolving credit facility with a bank. This facility was subject to an annual renewal requirement. In December 2011, the Company modified the existing facility and increased the facility from $10.0 million to $25.0 million, reduced the interest rate from the daily one-month LIBOR plus 5.00% per annum to daily one-month LIBOR plus 3.50% per annum, and extended the maturity date of the facility from March 31, 2012 to March 31, 2013. In December 2012, the maturity date of the facility was extended to March 31, 2014 and the interest rate was reduced from the daily one-month LIBOR plus 3.50% per annum to daily one-month LIBOR plus 2.75% per annum. In May 2013, the Company, Usach, and Forkardt amended and restated the existing $25.0 million revolving credit agreement. The amendment added Usach and Forkardt as additional borrowers and extended the maturity of the credit facility from March 2014 to April 2018. The interest rate on the term loan is determined from a pricing grid with LIBOR and base rate options, based on the Company's leverage ratio and was 2.50% and 2.44% at December 31, 2015 and December 31, 2014 respectively.

This credit facility is secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on its worldwide headquarters in Elmira, NY, and a pledge of 65% of their investment in Hardinge Holdings GmbH. The credit facility is guaranteed by one of the Company's wholly-owned subsidiaries, which is the owner of the real property comprising the Company's world headquarters. The credit facility does not include any financial covenants. There were no borrowings outstanding under this facility at December 31, 2015 and 2014.

The Company has a $3.0 million unsecured short-term line of credit from a bank with interest based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. There were no borrowings outstanding under this line of credit at December 31, 2015 and 2014.

The Company maintains a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure. It renews annually. The amount of the letter of credit was $0.7 million at December 31, 2015 and $0.8 million at December 31, 2014. It expires in March 2016. In total, there were various outstanding letters of credit totaling $7.4 million and $8.7 million at December 31, 2015 and 2014, respectively.

Interest paid in 2015, 2014 and 2013 totaled $0.3 million, $0.8 million and $1.0 million respectively.

NOTE 9.  RESTRUCTURING CHARGES

On August 4, 2015, the Company's Board of Directors approved a strategic restructuring program (the "Program") with the goals of streamlining the Company's cost structure, increasing operational efficiencies and improving shareholder returns. This Program consists of the consolidation of certain facilities and restructuring of certain business units and is expected to generate annual pre-tax savings in the range of approximately $4.5 million once the Program is fully implemented. Virtually all of the costs are expected to result in cash expenditures. The Program is expected to be substantially completed during the first half of 2016.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

Restructuring charges are included in the "Restructuring charges" line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the twelve months ended December 31, 2015 and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Cost Recognized for the Year Ended December 31, 2015	Cumulative Costs Recognized to Date
MMS Segment:
Employee termination costs	$255	$255	$255
Total MMS Segment	255	255	255
ATA Segment:
Employee termination costs	3,358	3,045	3,045
Facility exit costs	605	—	—
Other related costs	274	258	258
Total ATA Segment	4,237	3,303	3,303
Total:
Employee termination costs	3,613	3,300	3,300
Facility exit costs	605	—	—
Other related costs	274	258	258
Total Company	$4,492	$3,558	$3,558

The amounts accrued associated with the Program are included in "Accrued expenses" and "Pension and postretirement liabilities" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

	Segment		Total
	MMS	ATA
Balance at December 31, 2014	$—	$—	$—
Restructuring charges:
Employee termination costs	255	3,045	3,300
Other related costs	—	258	258
Total restructuring charges	255	3,303	3,558

Cash expenditures	(85)	(2,036)	(2,121)
Other adjustments to accrual	(3)	(5)	(8)
Foreign currency translation adjustment	—	(20)	(20)
Balance at December 31, 2015	$167	$1,242	$1,409

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

NOTE 10.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in accrued expenses, is as follows (in thousands):

	December 31,
	2015	2014
Balance at beginning of year	$3,891	$3,449
Warranties issued	2,863	2,734
Warranty settlement costs	(2,741)	(2,476)
Changes in accruals for pre-existing warranties	(157)	(161)
Other adjustments(1)	—	600
Currency translation adjustments	(54)	(255)
Balance at end of year	$3,802	$3,891
____________________

(1)	Represents the warranty liabilities assumed in connection with the Voumard acquisition in 2014 . Refer to Note 2. "Acquisitions" for details.

NOTE 11.  INCOME TAXES

The Company's pre-tax income (loss) from continuing operations for domestic and foreign sources is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Domestic	$1,675	$(7,230)	$(950)
Foreign	2,763	6,105	6,882
Total	$4,438	$(1,125)	$5,932

Significant components of income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
State	$9	$47	$(2)
Foreign	1,851	740	1,929
Total current	1,860	787	1,927

Deferred:
Federal	155	(386)	(410)
Foreign	(187)	832	20
Total deferred	(32)	446	(390)
Total income tax expense	$1,828	$1,233	$1,537

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Operations:

	2015	2014	2013
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	(1.8)	13.9	(2.1)
Effect of change in the enacted rate	(2.6)	—	3.1
Change in valuation allowance	(2.3)	158.4	(63.4)
U.S. taxation of international operations	6.2	(170.1)	12.0
Change in estimated liabilities	1.8	26.8	0.1
Non-deductible items	4.8	(170.9)	41.3
State and local income taxes	0.1	(2.7)	(0.1)
	41.2%	(109.6)%	25.9%

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Federal, state, and foreign net operating losses	$18,713	$21,301
Postretirement benefits	608	655
Deferred employee benefits	1,924	2,450
Accrued pension	15,738	14,861
Inventory valuation	3,067	3,445
Foreign tax credit carryforwards	7,847	5,030
Other	2,804	3,155
	50,701	50,897
Less valuation allowance	(43,663)	(44,789)
Total deferred tax assets	7,038	6,108

Deferred tax liabilities:
Tax over book depreciation	(3,662)	(3,997)
Inventory valuation	(2,006)	(2,103)
Intangible assets	(1,637)	(1,672)
Other	(391)	(477)
Total deferred tax liabilities	(7,696)	(8,249)
Net deferred tax liabilities	$(658)	$(2,141)

Current deferred tax assets of $2.1 million and $2.2 million for 2015 and 2014, respectively, are reported in "Other current assets" in the Consolidated Balance Sheets. Non-current deferred tax assets of $0.5 million for 2015 and 2014 are reported in "Other non-current assets" in the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

In 2015, the valuation allowance decreased by $1.1 million, of which $1.0 million was due to operational results and $0.1 million of valuation allowance was recorded in other comprehensive income (loss).

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

At December 31, 2015, there were U.S. federal and state net operating loss carryforwards of $26.3 million and $35.1 million, respectively, which expire from 2028 through 2031. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. The U.S. net operating loss includes approximately $2.2 million of the net operating loss carryforwards for which a benefit will be recorded in "Additional paid-in capital" in the Consolidated Balance Sheets when realized. There are Foreign Tax Credit Carryforwards of $7.8 million which expire between 2020 and 2025. There also are foreign net operating loss carryforwards of $40.3 million, of which $2.7 million will expire between 2018 through 2034, and of which $37.6 million have no expiration date.

At the end of 2015, the undistributed earnings of the Company's foreign subsidiaries, which amounted to approximately $68.4 million, are considered to be indefinitely reinvested and, accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax credit calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of the foreign subsidiaries.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	December 31,
	2015	2014	2013
Balance at beginning of year	$2,342	$2,743	$2,514
Additions for acquired subsidiaries	—	—	267
Additions for tax positions related to the current year	282	182	—
Additions for tax positions of prior years	263	430	150
Reductions for tax positions of prior years	—	(393)	—
Reductions for tax positions related to the current year	—	—	(57)
Reductions due to lapse of applicable statutes of limitation	(582)	(620)	(131)
Balance at end of year	$2,305	$2,342	$2,743

If recognized, essentially all of the uncertain tax positions and related interest at December 31, 2015 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that certain of the uncertain tax positions pertaining to the foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The estimated change in uncertain tax positions for these items is estimated to be up to $1.5 million.

Interest and penalties related to uncertain tax positions are recorded as income tax expense in the Consolidated Statements of Operations. Accrued interest related to the uncertain tax positions was $0.1 million and $0.4 million at December 31, 2015 and 2014, respectively. Accrued penalties related to uncertain tax positions were $0.0 million and $0.1 million at 2015 and 2014, respectively. The accrued interest and penalties are reported in other liabilities on the Consolidated Balance Sheets.

The tax years 2012, 2013, 2014, and 2015 remain open to examination by the U.S. federal taxing authorities. The tax years 2010 through 2015 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

(Switzerland, U.K., Taiwan, India, Germany, Netherlands and China); the tax years between 2008 and 2015 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

Net taxes paid in 2015, 2014 and 2013 totaled $1.5 million, $1.9 million and $5.2 million, respectively.

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

Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party (“PRP”) at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on the Company’s property within this Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that the Company’s operations or property have contributed or are contributing to the contamination. All appropriate insurance carriers have been notified, and the Company is actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot be estimated with any degree of certainty at this time.

A substantial portion of the Pond is located on the Company’s property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRPs"), agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRPs also signed a PRP Member Agreement, agreeing to share the costs associated with the RI/FS study on a per capita basis.

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRPs submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRPs submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS.

The recent draft FS identified alternative remedial actions with estimated life-cycle costs ranging from $0.9 million to $5.0 million.The Company’s portion of the potential costs is estimated to range from $0.1 million to $0.7 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.3 million has been recorded for the Company’s share of remediation expenses at the Pond as of December 31, 2015. This reserve is reported as an Accrued expenses on the Consolidated Balance Sheets.
.
Based upon information currently available, except as described in the preceding paragraphs, the Company does not have material liabilities for environmental remediation. Though the foregoing reflects the Company’s current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

The Company leases space for some of the manufacturing, sales and service operations with remaining lease terms of up to 8 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.7 million, $3.0 million and $3.2 million, during the years ended December 31, 2015, 2014, and 2013, respectively.

At December 31, 2015, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2016	$2,043
2017	1,490
2018	883
2019	437
2020	40
Thereafter	62
Total	$4,955

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

NOTE 13.  SHAREHOLDERS' EQUITY

The Company's common stock has a par value of $0.01 per share. The common stock outstanding activity for each of the years ended December 31, 2015, 2014, and 2013 was as follows (in shares):

	Common Stock
	2015	2014	2013
Balance at beginning of year	12,821,768	12,397,867	11,732,714
Shares issued under stock offering program	—	403,863	610,389
Shares distributed/exercised	36,464	23,738	79,530
Shares purchased	(18,605)	—	(24,766)
Shares forfeited	(1,400)	(3,700)	—
Balance at end of year	12,838,227	12,821,768	12,397,867

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

terminated by the Agent or the Company at any time upon 10 days notice to the other party, or by the Agent at any time in certain circumstances, including the occurrence of a material adverse change in the Company. The Company's Board of Directors authorized this program for a period of one year ending August 8, 2014.

As of December 31, 2014, 1,014,252 Shares had been sold under the Agreement for aggregated net proceeds of $14.6 million, of which 663,276 of the shares sold were issued from treasury.

NOTE 14.  EMPLOYEE BENEFITS

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

Domestic employees hired on or after March 1, 2004 have retirement benefits under the 401(k) defined contribution plan. After the completion of one year of service, the Company will contribute 4% of an employee's pay and will further match 25% of the first 4% that the employee contributes. For employees participating in the domestic 401(k) plan, the Company made contributions of $2.0 million, $1.8 million, and $1.6 million in 2015, 2014, and 2013, respectively. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit pension plan, employees that were actively participating in the domestic defined benefit pension plan became eligible to receive company contributions in the 401(k) plan. Additionally, upon reaching age 50, employees who were age 40 or older as of January 1, 2011 and were participants in the domestic defined benefit pension plan are provided enhanced employer contributions in the 401(k) plan to compensate for the loss of future benefit accruals under the defined benefit pension plan. The Company recognized $2.0 million, $2.0 million, and $1.8 million of expense for the domestic defined contribution plan in 2015, 2014, and 2013, respectively. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

In 2015, as a result of a voluntary early retirement program that provided a temporary enhancement under the qualified domestic pension plan, a $0.2 million special termination benefit was recognized in the net period benefit cost. In 2014, as a result of significant lump sum benefits paid out of the Switzerland Pensionskasse L. Kellenberger Plan, a $0.8 million settlement charge was recognized in the net periodic benefit cost. This was offset by a $0.4 million curtailment gain, which was recognized as a result of a significant portion of the active population terminating employment.

As a result of the acquisition of the Forkardt operations from Illinois Tool Works in May 2013, the benefit obligations of the Forkardt defined benefit and postretirement medical plans were assumed. These obligations included a Termination Indemnity Plan in France and a Postretirement Medical Plan in the U.S.

The Company provides a contributory retiree health plan covering all eligible domestic employees who retire on or after age 65 with at least 10 years of service (the years of service requirement does not apply to individuals hired before 1993). Employees who elect early retirement on or after reaching age 55 are eligible for the medical coverage if they have 15 years of service at retirement. Benefit obligations and funding policies are at the discretion of management. Increases in the cost of the retiree health plan are paid by the participants. The Company also provides a non-contributory life insurance plan to individuals who retire on or after age 65 (or on or after age 55 if they have 15 years of service at retirement). Because the amount of liability relative to this plan is insignificant, it is combined with the health plan for purposes of this disclosure.

The discount rate for determining benefit obligations in the postretirement benefits plans was 4.69% and 4.23% at December 31, 2015 and 2014, respectively. The change in the discount rate decreased the accumulated postretirement benefit obligation as of December 31, 2015 by $0.1 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

A summary of the pension and postretirement benefits plans' funded status and amounts recognized in the Consolidated Balance Sheets is as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2015	2014	2015	2014
Change in benefit obligation :
Benefit obligation at beginning of year	$235,433	$216,306	$1,806	$1,769
Service cost	1,953	1,421	12	11
Interest cost	6,676	8,426	74	87
Plan participants' contributions	1,516	1,501	338	326
Actuarial loss (gain)	(610)	34,840	(100)	10
Foreign currency impact	(2,197)	(11,792)	—	—
Benefits and administrative expenses paid	(8,619)	(11,985)	(447)	(397)
Settlements	(37)	(3,284)	—	—
Special termination benefits	235	—	—	—
Benefit obligation at end of year	234,350	235,433	1,683	1,806

Change in plan assets:
Fair value of plan assets at beginning of year	185,981	193,429	—	—
Actual return on plan assets	(597)	14,688	—	—
Employer contributions	3,362	2,644	109	71
Plan participants' contributions	1,516	1,501	338	326
Foreign currency impact	(1,599)	(11,012)	—	—
Benefits and administrative expenses paid	(8,619)	(11,985)	(447)	(397)
Settlements	(37)	(3,284)	—	—
Fair value of plan assets at end of year	180,007	185,981	—	—
Funded status of plans	$(54,343)	$(49,452)	$(1,683)	$(1,806)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$1,638	$2,318	$—	$—
Current liabilities	(264)	(253)	(112)	(112)
Non-current liabilities	(55,717)	(51,517)	(1,571)	(1,694)
Net amount recognized	$(54,343)	$(49,452)	$(1,683)	$(1,806)

Amounts recognized in Accumulated Other Comprehensive (Loss) consists of:
Net actuarial (loss) gain	$(80,641)	$(75,220)	$706	$657
Transition asset	249	500	—	—
Prior service credit	1,804	2,126	—	—
Accumulated other comprehensive (loss) income	(78,588)	(72,594)	706	657
Accumulated contributions in excess (deficit) of net periodic benefit cost	24,245	23,142	(2,389)	(2,463)
Net deficit recognized in Consolidated Balance Sheets	$(54,343)	$(49,452)	$(1,683)	$(1,806)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

The projected benefit obligations for the foreign pension plans included in the amounts above were $120.3 million and $114.1 million at December 31, 2015 and 2014, respectively. The plan assets for the foreign pension plans included above were $104.1 million and $102.6 million at December 31, 2015 and 2014, respectively.

The accumulated benefit obligations for the foreign and domestic pension plans were $230.2 million and $231.4 million at December 31, 2015 and 2014, respectively.

The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2015	2014
Projected benefit obligations	$226,012	$228,138
Fair value of plan assets	170,032	176,367
Excess of projected benefit obligations over plan assets	$55,980	$51,771

The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2015	2014
Accumulated benefit obligations	$222,173	$223,921
Fair value of plan assets	170,032	175,766
Excess of accumulated benefit obligations over plan assets	$52,141	$48,155

A summary of the components of net periodic benefit cost for the Company, which includes an executive supplemental pension plan, is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Service cost	$1,953	$1,421	$1,401	$12	$11	$18
Interest cost	6,676	8,426	7,380	74	87	92
Expected return on plan assets	(9,555)	(9,892)	(9,464)	—	—	—
Amortization of prior service credit	(318)	(399)	(393)	—	—	(254)
Amortization of transition asset	(258)	(276)	(272)	—	—	—
Settlement loss	16	810	229	—	—	—
Special termination benefits	235	—	—	—	—	—
Curtailment gain	—	(409)	—	—	—	—
Amortization of loss (gain)	3,273	1,719	3,223	(51)	(57)	(5)
Net periodic benefit cost (income)	$2,022	$1,400	$2,104	$35	$41	$(149)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

A summary of the changes in pension and postretirement benefits recognized in other comprehensive (income) loss is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2015	2014	2013	2015	2014	2013
Net loss (gain) arising during year	$9,543	$30,044	$(20,977)	$(100)	$10	$(452)
Amortization of transition asset	258	286	272	—	—	—
Amortization of prior service credit	318	808	393	—	—	254
Other gain	—	—	—	—	—	—
Amortization of (gain) loss	(3,289)	(2,539)	(3,452)	51	57	5
Foreign currency exchange impact	(835)	(2,503)	268	—	—	—
Total recognized in other comprehensive (income) loss	5,995	26,096	(23,496)	(49)	67	(193)
Net recognized in net periodic benefit cost and other comprehensive (income) loss	$8,017	$27,496	$(21,392)	$(14)	$108	$(342)

The net periodic benefit cost for the foreign pension plans included in the amounts above was $0.6 million, $0.7 million, and $1.4 million, for the years ended December 31, 2015, 2014, and 2013, respectively.

The Company expects to recognize $3.8 million of net loss, $0.2 million of net transition assets and $0.3 million of net prior service credit as components of net periodic benefit cost in 2016 for the defined benefit pension plans. The Company expects to recognize $0.1 million of net gain as a component of net periodic benefit cost for the postretirement benefits plans in 2016.

Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits			Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Assumptions at January 1
For the domestic plans:
Discount rate	4.28%	5.24%	4.31%	4.23%	5.13%	4.21%
Expected return on plan assets	7.50%	7.50%	7.75%	N/A	N/A	N/A
For the foreign plans:
Weighted average discount rate	1.21%	1.43%	2.75%
Weighted average expected return on plan assets	3.95%	3.91%	3.91%
Weighted average rate of compensation increase	1.52%	1.76%	1.76%

Actuarial assumptions used to determine pension obligations and other postretirement benefit obligations include:

	Pension Benefits		Postretirement Benefits
	2015	2014	2015	2014
Assumptions at December 31
For the domestic plans:
Discount rate	4.75%	4.28%	4.69%	4.23%
For the foreign pension plans:
Weighted average discount rate	1.21%	1.43%
Weighted average rate of compensation increase	1.52%	1.76%

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

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

Contributions

The Company's funding policy is to contribute to the defined benefit pension plans when pension laws and economics either require or encourage funding. The expected Company contributions to be paid during the year ended December 31, 2016 to the qualified domestic plan are $1.6 million. The expected Company contributions to be paid during the year ending December 31, 2016 to the foreign defined benefit pension plans are $2.5 million. Additionally, one of the Switzerland plans requires employee contributions.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Pension Benefits	Postretirement Benefits
2016	$9,467	$112
2017	10,299	118
2018	10,925	122
2019	11,626	128
2020	11,166	129
Thereafter	60,759	551

Foreign Operations

The Company has employees in certain foreign countries that are covered by defined contribution retirement plans and other employee benefit plans. Related obligations and costs charged to operations for these plans are not material. The foreign entities with defined benefit pension plans are included in the consolidated pension plans described earlier within this footnote.

NOTE 15.  STOCK-BASED COMPENSATION

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

A summary of stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Restricted stock/unit awards	$322	$409	$363
Performance share incentives	(608)	(80)	258
Total stock-based compensation expense	$(286)	$329	$621

Restricted stock/unit awards, performance share incentives and stock options are the only award types currently outstanding. Restricted stock/unit awards and performance share incentives are discussed below. Stock option activity is not significant.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

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

All outstanding RSAs are unvested. A summary of the RSA activity is as follows (in shares):

	Year Ended December 31,
	2015	2014	2013
RSAs outstanding at beginning of year	160,175	165,875	212,340
Awarded	—	—	45,375
Vested	(50,000)	—	(91,840)
Canceled or forfeited	(4,300)	(5,700)	—
RSAs outstanding at end of year	105,875	160,175	165,875

Unamortized deferred compensation cost (in millions)	$0.3	$0.7	$1.2
Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.20	1.64	2.64

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

A summary of the PSI activity is as follows (in shares):

	Year Ended December 31,
	2015	2014	2013
PSIs outstanding at beginning of year	105,875	105,875	102,500
Awarded	—	—	3,375
Canceled or forfeited	—	—	—
PSIs outstanding at end of year	105,875	105,875	105,875

Unamortized deferred compensation cost (in millions)	$1.2	$0.6	$0.5
Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.16	2.16	3.16

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

NOTE 16.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for 2015, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive loss before reclassifications	(4,598)	(8,607)	(212)	(13,417)
Less loss reclassified from AOCI	—	(2,662)	(212)	(2,874)
Net other comprehensive loss	(4,598)	(5,945)	—	(10,543)
Income tax expense (benefit)	786	(1,415)	(2)	(631)
Ending balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)

	Year Ended December 31, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive loss before reclassifications	(11,893)	(27,551)	(132)	(39,576)
Less (loss) income reclassified from AOCI	—	(1,388)	149	(1,239)
Net other comprehensive loss	(11,893)	(26,163)	(281)	(38,337)
Income tax expense (benefit)	857	(1,806)	(6)	(955)
Ending balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)

	Year Ended December 31, 2013
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$36,830	$(62,375)	$36	$(25,509)
Other comprehensive income before reclassifications	1,939	21,161	83	23,183
Less (loss) income reclassified from AOCI	—	(2,528)	6	(2,522)
Net other comprehensive income	1,939	23,689	77	25,705
Income tax expense (benefit)	106	1,527	(18)	1,615
Ending balance, net of tax	$38,663	$(40,213)	$131	$(1,419)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

Details about reclassification out of AOCI for the 2015, 2014, and 2013 are as follows (in thousands):

	Year Ended December 31,			Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2015	2014	2013
Unrealized (loss) gain on cash flow hedges:
	$(120)	$43	$20	Sales
	(92)	106	(14)	Other expense, net
	(212)	149	6	Total before tax
	36	(8)	(1)	Tax (expense) benefit
	$(176)	$141	$5	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$318	$399	$647	(a)
Amortization of transition asset	258	276	272	(a)
Amortization of actuarial loss	(3,238)	(2,063)	(3,447)	(a)
	(2,662)	(1,388)	(2,528)	Total before tax
	187	65	221	Tax benefit
	$(2,475)	$(1,323)	$(2,307)	Net of tax

____________________
(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 14. "Employee Benefits" for details.

NOTE 17.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings (loss) per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings (loss) per share computation (in thousands):

	Year Ended December 31,
	2015	2014	2013
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$2,610	$(2,358)	$4,395
Gain from disposal of discontinued operation, net of tax	—	218	4,890
Income from discontinued operations, net of tax	—	—	642
Net Income (loss) applicable to common shareholders	$2,610	$(2,140)	$9,927

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	12,776	12,661	11,801
Assumed exercise of stock options	21	—	28
Assumed satisfaction of restricted stock conditions	75	—	62
Denominator for diluted earnings (loss) per share — adjusted weighted average shares	12,872	12,661	11,891

For the years ended December 31, 2015, 2014 and 2013, there were 15,995 shares, 39,752 shares, and 52,125 shares, respectively, of certain stock-based compensation awards excluded from the calculation of diluted earnings per share, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

NOTE 18. SEGMENT INFORMATION

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

Aftermarket Tooling and Accessories (ATA)

This segment includes products that are purchased by manufacturers throughout the lives of their machines. The prices of units are relatively low per piece with prices ranging from fifty dollars on high volume collets to fifty thousand dollars or more for specialty chucks, and they typically are considered to be a fairly consumable, but durable, product. The Company's products are used on all types and brands of machine tools, not limited to Hardinge Brand. Sales levels are affected by manufacturing cycles, but not to the severity of the capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment and accessories are still needed as they wear out or they are needed for a change in production requirements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

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

	Year Ended December 31, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$250,854	$65,128	$(733)	$315,249
Depreciation and amortization	6,497	2,285		8,782
Segment income	7,365	3,372		10,737
Capital expenditures	3,186	1,009		4,195
Segment assets(1)	226,265	48,069		274,334

	Year Ended December 31, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$243,199	$68,788	$(354)	$311,633
Depreciation and amortization	6,952	2,545		9,497
Segment income	3,950	6,708		10,658
Capital expenditures	2,088	1,098		3,186
Segment assets(1)	238,462	51,838		290,300

	Year Ended December 31, 2013
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$278,377	$51,553	$(471)	$329,459
Depreciation and amortization	6,897	1,985		8,882
Segment income	16,338	5,689		22,027
Capital expenditures	2,603	1,268		3,871
Segment assets(1)	253,173	46,082		299,255
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

A reconciliation of segment income to consolidated (loss) income from operations before income taxes for the years ended December 31, 2015, 2014, and 2013 are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment income	$10,737	$10,658	$22,027
Unallocated corporate expense	(5,800)	(5,540)	(4,563)
Acquisition related inventory step-up charge	—	(86)	(1,927)
Acquisition related expenses	—	(178)	(2,154)
Impairment charges	—	(5,766)	(6,239)
Interest expense, net	(499)	(678)	(1,064)
Other unallocated income (expense)	—	465	(148)
Income (loss) from continuing operations before income taxes	$4,438	$(1,125)	$5,932

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Total segment assets	$274,334	$290,300	$299,255
Unallocated assets	36,966	21,020	44,928
Total assets	$311,300	$311,320	$344,183

Unallocated assets include cash of $32.8 million, $16.3 million and $34.7 million at December 31, 2015, 2014 and 2013, respectively.

There is no single customer who accounted for more than 6% of the consolidated sales in 2015, 2014 or 2013. Products are sold throughout the world and sales are attributed to countries based on the country where the products are shipped to. Information concerning the principal geographic areas is follows (in thousands):

	2015		2014		2013
	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)
North America
United States	$103,650	$37,607	$94,420	$39,656	$105,764	$49,270
Other	4,820	—	6,474	—	3,693	—
Total North America	108,470	37,607	100,894	39,656	109,457	49,270
Europe
England	12,780	555	13,848	604	21,090	645
Germany	34,830	1,388	46,543	1,741	40,277	1,943
Switzerland	7,613	30,322	6,834	31,524	6,063	37,055
Other	42,046	74	35,838	107	32,696	143
Total Europe	97,269	32,339	103,063	33,976	100,126	39,786
Asia
China	92,727	10,515	88,933	11,543	96,532	12,468
Taiwan	3,772	13,453	4,296	14,603	4,541	15,197
Other	13,011	2,749	14,447	3,011	18,803	—
Total Asia	109,510	26,717	107,676	29,157	119,876	27,665
Consolidated Total	$315,249	$96,663	$311,633	$102,789	$329,459	$116,721
____________________

(1)	Long-lived assets consist of property, plant and equipment, goodwill, and other intangible assets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

NOTE 19.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2015 and 2014 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2015
Sales	$69,128	$82,356	$76,805	$86,960
Gross profit	18,248	23,464	21,759	26,927
Net (loss) income	(1,408)	1,586	(327)	2,759

Per share data:
Basic (loss) earnings per share (1)	$(0.11)	$0.12	$(0.03)	$0.22
Diluted (loss) earnings per share (1)	$(0.11)	$0.12	$(0.03)	$0.21

Basic weighted average shares outstanding	12,742	12,776	12,793	12,793
Diluted weighted average shares outstanding	12,742	12,857	12,793	12,886

	Quarter
	First	Second	Third	Fourth
2014
Sales	$70,850	$78,851	$68,924	$93,008
Gross profit	19,220	21,961	18,677	27,020
Net (loss) income from continuing operations	(671)	1,349	(7,578)	4,542
Gain from disposal of discontinued operation, net of tax	218	—	—	—
Net (loss) income	(453)	1,349	(7,578)	4,542

Per share data:
Basic (loss) earnings per share:
Continuing operations	$(0.05)	$0.11	$(0.60)	$0.36
Gain from disposal of discontinued operation	0.01	—	—	—
Basic (loss) earnings per share (1)	$(0.04)	$0.11	$(0.60)	$0.36
Diluted earnings per share:
Continuing operations	$(0.05)	$0.11	$(0.60)	$0.35
Gain from disposal of discontinued operation	0.01	—	—	—
Diluted (loss) earnings per share (1)	$(0.04)	$0.11	$(0.60)	$0.35

Basic weighted average shares outstanding	12,499	12,715	12,715	12,716
Diluted weighted average shares outstanding	12,499	12,820	12,715	12,832
____________________

(1)	Due to the changes in outstanding shares from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

NOTE 20.  NEW ACCOUNTING STANDARDS

    In February 2016, the Financial Accounting Standards Board ("FASB") issued authoritative guidance on lease accounting revision. Key provisions include but not limited to the followings: 1) Lessee accounting model: Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern; 2) Lessor accounting model: Lessor accounting is updated to align with certain changes to the lessee model and the new revenue recognition standard. lessors will continue the current practice to classify leases as operating, direct financing, or sales-type. Leveraged lease accounting has been eliminated; 3) Embedded leases: Different from the current risks and rewards model to identify embedded leases, under the new guidance, an arrangement contains an embedded lease if property, plant, or equipment is explicitly or implicitly identified and its use is controlled by the customer; 4) Sale-leaseback transactions: A sale-leaseback transaction will qualify as a sale only if i. it meets the sale guidance in the new revenue recognition standard, ii. the leaseback is not a finance lease or a sales-type lease, and iii. a repurchase option, if any, is priced at the asset’s fair value at the time of exercise and the asset is not specialized. If the transaction fails sale treatment, the buyer and seller will reflect it as a financing; 5) Disclosures: Extensive quantitative and qualitative disclosures, including significant judgments made by management, will be required to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing contracts. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the method to adopt this guidance and its impact on the financial statements and related disclosures.

In January 2016, FASB issued updated authoritative guidance on recognition and measurement of Financial Assets and Financial Liabilities. The guidance changes to the current GAAP model primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the FASB clarified guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. Except for those accounted for using the equity method of accounting, all equity investments in unconsolidated entities will generally be measured at fair value through earnings for equity securities with readily determinable fair values. For equity investments without readily determinable fair values, entities will be able to elect to record them at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in current earnings. The impairment model for equity investments subject to this election is a single-step model (unlike today’s two-step approach). When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity. Entities will be required to use the exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. In addition, the new guidance requires financial assets and financial liabilities to be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and form of financial asset (e.g., loans, securities).The guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the method to adopt this guidance and its impact on the financial statements and related disclosures.

In November 2015, the FASB issued authoritative guidance on simplifying the presentation of deferred income taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position as oppose to that deferred income tax liabilities and assets are separated into current and noncurrent amounts under current GAAP. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. If an entity applies the guidance prospectively, the entity should disclose in the first interim and first annual period of change, the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. If an entity applies the guidance retrospectively, the entity should disclose in the first interim and first annual period of change the nature of and reason for the change in accounting principle and quantitative information about the effects of the

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2015

accounting change on prior periods. The Company is evaluating the method to adopt this guidance and its impact on the financial statements and related disclosures.
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

In April 2015, the FASB issued authoritative guidance on the balance sheet presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years. Early application is permitted, and the guidance should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company has determined that the adoption of this guidance will not have material impacts on the Company's financial statements and related disclosures.

In August 2014, the FASB issued authoritative guidance on management's evaluation and disclosure of uncertainties about the entity's ability to continue as a going concern. In connection with the preparation of the interim and annual financial statements, management will be required to perform an assessment of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. If conditions or events are identified that raise substantial doubt that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued, additional disclosures are required. This guidance is effective for the annual period ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. The adoption of this accounting guidance will not have a material impact on the Company's financial statements or related disclosures.

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

In April 2014, FASB issued authoritative guidance on the presentation and disclosure of discontinued operations. This guidance is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014. We adopted the guidance in January 2015. The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None

Item 9A.  Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2015, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2015.

Management's Report on Internal Control over Financial Reporting

The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control-Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2015.

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

We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Hardinge Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Hardinge Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Hardinge Inc. and Subsidiaries and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 10, 2016

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this item such as: the identity of the Board of Directors and those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission . Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant

Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	60	2008
President and Chief Executive Officer since May 2015; Chairman of the Board, President and Chief Executive Officer February 2012 - May 2015; President and Chief Executive Officer May 2008 - January 2012; Senior Vice President and Chief Operating Officer March 2008 - May 2008; Vice President, Controller and Chief Accounting Officer of Carpenter Technology Corporation, July 2005 - February 2008; Executive Vice President of Hardinge Inc., April 2000 - July 2005. Member of the Board of Directors of Hardinge from 2001 - July 2005 and from May 2008 to present. Various other Company positions, 1983 - 2000.

Douglas J. Malone	51	2013
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

James P. Langa	57	2009
Senior Vice President - Machine Solutions since February 2014; Senior Vice President-Asia Operations May 2011 - February 2014; Vice President-Global Engineering, Quality and Strategic Sourcing September 2008 - April 2011; Vice President/General Manager-North American Operations January, 2008 - September 2008; Vice President/General Manager North American Machine Operations, June 2007 - January 2008; Director, Original Equipment Sales & Marketing for Wellman Products Group (Division of Hawk Corporation) 2006-2007 and Focus Factory Manager for Wellman Products Group, 2005-2006.

Douglas C. Tifft	61	1988	Senior Vice President-Administration since April 2000; Vice President-Administration 1998 - 1999; Vice President-Employee Relations since 1988. Various other Company positions 1978 - 1988.
William Sepanik	50	2015
Vice President of Workholding since May 2015; Vice President of Forkardt Operations May 2013 - May 2015; Group General Manager of Forkardt International from January 2011 - May 2013 for ITW; General Manager of ITW Workholding, North American Operations, April 2007 - January 2011; Various other positions in ITW Workholding from July 1996 - April 2007; Engineering Manager and various other positions for Hayes Lemmerz and Motor Wheel Corporation from April 1989 - June 1996.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference from the Registrant’s proxy statement that will be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the Registrant’s proxy statement that will be filed with the Commission.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the Registrant’s proxy statement that will be filed with the Commission.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference from the Registrant’s proxy statement that will be filed with the Commission.

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

	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
3.1	Restated Certificate of Incorporation of Hardinge Inc.	10-Q	3.1	May 8, 2015
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc.	10-Q	3.2	May 8, 2015
3.3	Amended and Restated By-laws of Hardinge Inc.	8-K	3.1	October 16, 2015
4.1	Specimen of certificate for shares of Common Stock, par value $.01 per share of Hardinge Inc.	8-A	3	May 19, 1995
10.1	Amended and Restated Credit Agreement, dated May 9, 2013, by and among M&T Bank, Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies, Inc.	10-Q	10.1	June 30, 2013
10.2	Replacement Standard LIBOR Grid Note, dated May 9, 2013, issued by Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies Inc. for the benefit of M&T Bank	10-Q	10.2	June 30, 2013
10.3	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.3	June 30, 2013
10.4	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.4	June 30, 2013
10.5	Credit Agreement, dated May 9, 2013, by and between Hardinge Inc., Hardinge Holdings GmbH and M&T Bank	10-Q	10.5	June 30, 2013
10.6	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.7	June 30, 2013
10.7	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.8	June 30, 2013
10.8	Agreement between Hardinge Inc. and M&T Bank, dated October 31, 2013	10-K	10.9	December 31, 2013
10.9	Replacement Term Note, dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.10	December 31, 2013
10.10	Rate Rider (for Actual Balance Promissory Notes), dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.11	December 31, 2013
10.11	Credit Facilities Agreement dated July 12, 2013 between Hardinge Holdings GmbH L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.1	July 18, 2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.12		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.2	July 18, 2013
10.13		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.3	July 18, 2013
10.14		Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG
10.15		Supplement 2 dated May 3, 2013 to Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG
10.16		Credit Agreement dated December 20, 2011 between L. Kellenberger & Co. AG and Credit Suisse AG	10-K	10.15	December 31, 2011
10.17		General Credit Facility Agreement dated June 12, 2015 between Harding Machine Tools B.V., Taiwan Branch and Mega International Commercial Bank Co. Ltd.
10.18		RMB Loan Contract dated August 31, 2011 between Hardinge Precision Machinery (Jiaxing) Co., Ltd. and China Construction Bank	10-Q	10.3	September 30, 2011
10.19		Maximum Amount Mortgage Contract dated December 20, 2012 between Hardinge Precision Machinery (Jiaxing) Co. Ltd. and China Construction Bank	10-K	10.19	December 31, 2012
10.20		Stock Purchase Agreement, dated December 20, 2012, by and among Hardinge Inc., Giacomo Antonini and Bere Antonini	10-K	2.1	December 31, 2012
10.21		Controlled Equity Offering SM Sales Agreement dated August 9, 2013, by and between Hardinge Inc. and Cantor Fitzgerald & Co.	8-K	10.1	August 9, 2013
10.22		Share Purchase Agreement, dated as of December 19, 2013, by and between Hardinge Holdings GmbH and SwissChuck Holding AG	8-K	2.1	December 26, 2013
10.23		Purchase Agreement, dated as of May 9, 2013, by and between Illinois Tool Works, Inc. and Cherry Acquisition Corporation (n/k/a Forkardt Inc.)	8-K	2.1	May 15, 2013
10.24		Asset Purchase Agreement, dated as of September 5, 2014, by and among Peter Wolters GmbH, Lam Research Corporation, Hardinge GmbH, L. Kellenberger & Co., AG and Hardinge Inc.	8-K	2.1	September 26, 2014
10.25		Agreement by and among Hardinge Inc., Privet Fund LP and Privet Fund Management, LLC, dated as of October 14, 2015	8-K	10.1	October 16, 2015
10.26	*	The Hardinge Inc. 2002 Incentive Stock Plan	10-K	10.24	December 31, 2013
10.27	*	The Hardinge Inc. Amended Restated 2011 Incentive Stock Plan	SCH14A	App. A	March 28, 2014
10.28	*	Hardinge Inc. Amended Cash Incentive Plan	10-K	10.23	December 31, 2010
10.29	*	Employment Agreement between Hardinge Inc. and Richard Simons, dated as of March 7, 2011	8-K	10.1	March 11, 2011
10.30	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Richard Simons, dated as of February 14, 2012	8-K	10.1	February 17, 2011
10.31	*	Amended and Restated Employment Agreement between Hardinge Inc. and Douglas J. Malone, dated as of December 16, 2013	8-K	10.2	December 20, 2013
10.32	*	Retention Bonus Agreement between Hardinge Inc. and Douglas J. Malone, dated as of November 18, 2015	8-K	10.1	November 23, 2015
10.33	*	Employment Agreement between Hardinge Inc. and James P. Langa, dated as of March 7, 2011	8-K	10.3	March 11, 2011
10.34	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and James P. Langa, dated as of February 14, 2012	8-K	10.3	February 17, 2012
10.35	*	Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of March 7, 2011	8-K	10.4	March 11, 2011

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.36	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of February 14, 2012	8-K	10.4	February 17, 2012
10.37	*	Employment Agreement between Forkardt Inc. and William B. Sepanik, dated as of May 31, 2013	10-K	10.34	December 31, 2014
10.38	*	Retention Bonus Agreement between Hardinge Inc. and William B. Sepanik, dated as of November 18, 2015	8-K	10.2	November 23, 2015
10.39	*	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan, effective August 9, 2005	10-K	10.31	December 31, 2011
10.40	*	Hardinge Deferred Compensation Plan for Directors, effective November 1, 2015
21		Subsidiaries of the Company
23		Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1		Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		XBRL Documents:
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*		Management contract or compensatory plan or arrangement

HARDINGE INC. AND SUBSIDIARIES
Item 15(a) Schedule II-Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to:				Currency Translation Adjustments	Balance at End of Year
		Costs & Expenses	Other Accounts	Deductions
Year Ended December 31, 2015
Allowance for bad debts	$1,062	$135	$—	$271	(1)	$(53)	$873
Allowance for excess and obsolete inventory	21,307	3,995	314	2,521		(391)	22,704
Valuation allowance for deferred taxes	44,789	1,711	—	2,154		(683)	43,663
Total	$67,158	$5,841	$314	$4,946		$(1,127)	$67,240

Year Ended December 31, 2014
Allowance for bad debts	$1,139	$400	$4	$401	(1)	$(80)	$1,062
Allowance for excess and obsolete inventory	22,032	3,451	16	2,533		(1,659)	21,307
Valuation allowance for deferred taxes	49,297	609	5,626	9,923		(820)	44,789
Total	$72,468	$4,460	$5,646	$12,857		$(2,559)	$67,158

Year Ended December 31, 2013
Allowance for bad debts	$2,281	$101	$95	$1,362	(1)	$24	$1,139
Allowance for excess and obsolete inventory	21,535	3,811	847	4,510		349	22,032
Valuation allowance for deferred taxes	57,698	472	1,618	10,667		176	49,297
Total	$81,514	$4,384	$2,560	$16,539		$549	$72,468
____________________
(1) Uncollectable accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

March 10, 2016	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HARDINGE INC.
Registrant

March 10, 2016	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

March 10, 2016	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 10, 2016	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)

March 10, 2016	By:	/s/ Douglas A. Greenlee
Date		Douglas A. Greenlee
Director

March 10, 2016	By:	/s/ J. Philip Hunter
Date		J. Philip Hunter
Director and Secretary

March 10, 2016	By:	/s/ Robert J. Lepofsky
Date		Robert J. Lepofsky
Director

March 10, 2016	By:	/s/ John J. Perrotti
Date		John J. Perrotti
Director

March 10, 2016	By:	/s/ Mitchell I. Quain
Date		Mitchell I. Quain
Director

March 10, 2016	By:	/s/ Benjamin Rosenzweig
Benjamin Rosenzweig
Director

March 10, 2016	By:	/s/ R. Tony Tripeny
Date		R. Tony Tripeny
Director