Form 10-K/A
period 2015-12-31
HARDINGE INC
filed 2016-04-28
CIK 313716

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
As of April 18, 2016 there were 12,869,771 shares of common stock of the registrant outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
None.

HARDINGE INC.
FORM 10K/A
TABLE OF CONTENTS

EXPLANATORY NOTE

EXPLANATORY NOTE

Hardinge Inc. (the “Company”, “Hardinge,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Form 10-K”), with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2016. The Company is filing this Amendment No. 1 to the Original Form 10-K (this “Form 10-K/A”) solely for the purpose of including in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for its 2016 Annual Meeting of Shareholders because the Company’s definitive proxy statement will not be filed with the SEC within 120 days after the end of the Company’s fiscal year ended December 31, 2015. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Original Form 10-K, as well as the cover page to remove the statement that information is being incorporated by reference from the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to include the currently dated certifications as exhibits.

This Form 10-K/A is not being used to modify or update the other disclosures presented in the Original Form 10-K, including, without limitation, the financial statements. This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosures in the Original Form 10-K, except as set forth in this Form 10-K/A, and should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC.

CAUTIONARY INFORMATION ABOUT FORWARD LOOKING STATEMENTS

Certain statements in this Form 10-K/A, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Accordingly, there can be no assurance that our expectations will be realized. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the Company’s ability to control, and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated. For a discussion of the risk factors that may apply to any forward-looking statements, you are directed to the discussion presented in Item 1A (“Risk Factors”) and Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s Original Form 10-K, to which this Form 10-K/A relates. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Our board is divided into three classes. Robert J. Lepofsky, Mitchell I. Quain, Richard L. Simons and Benjamin L. Rosenzweig have terms expiring at the 2016 Annual Meeting. Messrs. Lepofsky, Quain, Simons and Rosenzweig are expected to be nominated for election to serve for additional terms as directors at the Company’s 2016 Annual Meeting. If elected at the 2016 Annual Meeting, Messrs. Lepofsky, Quain and Simons will serve as Class I Directors for terms expiring at the Company’s 2019 Annual Meeting and Mr. Rosenzweig will serve as a Class III Director for a term expiring at the Company’s 2018 Annual Meeting, or until their respective successors have been duly elected and qualified.

List of Directors of the Registrant

Set forth below is information regarding the directors of the Company as of April 18, 2016.

Name	Age	Committee Memberships/Chair

J. Phillip Hunter	73	Nominating and Governance Committee
Robert J. Lepofsky	71	Compensation Committee (Chair), Nominating and Governance Committee
John J. Perrotti	55	Non-Executive Chairman of the Board, Audit Committee, Nominating and Governance Committee
Mitchell I. Quain	64	Compensation Committee, Nominating and Governance Committee
Benjamin L. Rosenzweig	31	Audit Committee
Richard L. Simons	60
R. Tony Tripeny	57	Audit Committee (Chair), Compensation and Nominating and Governance Committee

J. Phillip Hunter has been a director of the Company since 1992. He retired in 2006 as a partner in Sayles & Evans, a law firm in Elmira, New York, where he was a partner for 35 years. Mr. Hunter has a juris doctorate degree from Cornell University. He is Hardinge’s Secretary. Mr. Hunter has particular knowledge in legal, regulatory and human resource affairs that strengthen the Board’s collective ability to manage the Company.

Robert J. Lepofsky has been a director of the Company since 2012. He is Chairman of Westcliff Capital Group, a private holding and investment management company since November 2006. He was formerly a director of Brooks Automation, Inc., a publicly-traded global provider of automation, vacuum and instrumentation solutions for multiple markets including semiconductor manufacturing, life sciences and clean energy from 2005 until his retirement in 2010 and served as its Chief Executive Officer from October 2007 through September 2010. He held various positions with Helix Technology Corporation, a publicly-traded producer of innovative vacuum systems, including Chairman of the Board (2005-2006), President, CEO and Executive Director (1989-2005), President and Executive Director (1988-1989), President, Chief Operating Officer and Executive Director (1987-1988) and other senior management roles (1980-1987). He has a BS degree from Drexel Institute of Technology and holds an Advanced Professional Director Certification from the American College of Corporate Directors, a national director education organization. Mr. Lepofsky was a director of Moldflow Corporation, a publicly-traded developer of software solutions for the plastics industry from December, 2003 until its sale to Autodesk Corp. in May, 2008.

Mr. Lepofsky’s extensive executive management experience and service as a director of publicly-traded companies enables him to bring a valuable skill set to the Board in operations, strategic planning and financial management.

John J. Perrotti has been a director of the Company since 2003. He is President and Chief Executive Officer of Gleason Corporation, a privately-held manufacturer of gear production equipment headquartered in Rochester, New York that is a leading global player in the machine tool market. He also serves as a director of Gleason Corporation and has held various other positions with the company including President and Chief Operating Officer (2005), Executive Vice President, Chief Financial Officer (2002-2004), Treasurer (1997-2004) and Vice President-Finance (1995-2002). Mr. Perrotti was formerly a practicing certified public accountant at KPMG and he has a M.B.A. degree from the University of Rochester. Mr. Perrotti is the Non-Executive Chairman of the Hardinge Board of Directors.

Mr. Perrotti’s extensive experience as a chief executive officer of a manufacturing company as well as his expertise in financial matters are integral to the valuable insights, guidance and perspective that he provides as a member of the Board.

Mitchell I. Quain has been a director of the Company since 2004. He has been a Senior Advisor to Carlyle Group, Inc., a global alternative asset manager since January 1, 2012. Mr. Quain was a Partner of One Equity Partners, a private investment firm (2010-2011). He was a Senior Director of ACI Capital Corp (2006-2010). Mr. Quain was Chairman of Register.Com, Inc., an internet services provider (2002-2005), and from 1997 to 2001 he was employed with ABN AMRO and its predecessors in several capacities including Vice Chairman. Mr. Quain has an M.B.A. degree from the Harvard Business School. Mr. Quain is lead outside director of Jason Industries, a publicly-traded industrial manufacturing company; a director of AstroNova, Inc., a publicly-traded manufacturer of specialty printers and medical equipment; and a director of RBC Bearings Inc., a publicly-traded specialty bearings manufacturer.

Mr. Quain’s 37 years of investment and analysis experience with industrial companies, his working knowledge of capital markets gained from his experiences as an investment banker, his knowledge and experience as a Chartered Financial Analyst and his service as a director of other publicly-traded manufacturers, offer a valuable perspective to the Board of Directors

Benjamin L. Rosenzweig has been a director of the Company since 2015. He is currently a Partner at Privet Management LLC and was nominated by Privet Management LLC and Privet Fund LP to serve as their representative on the Company’s Board of Directors pursuant to that certain Agreement, dated October 14, 2015, by and among Hardinge Inc., Privet Fund LP and Privet Management LLC (as further described below). Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions and similar financial advisory engagements across several industries. He has considerable financial expertise, including extensive involvement with capital market transactions and turnaround situations. Mr. Rosenzweig graduated Magna Cum Laude from Emory University with a Bachelor of Business Administration degree in Finance. He is currently a director of PFSweb, Inc., a publicly-traded global e-commerce solutions provider and StarTek, Inc., a publicly-traded business process outsourcing service provider.

Mr. Rosenzweig’s experience, background and financial expertise, including extensive involvement with capital market transactions and turnaround situations, allows him to bring valuable expertise to the Board.

Richard L. Simons has been a director of the Company since 2008. He has served as Hardinge’s President and Chief Executive Officer since May, 2008 and served as Chairman of the Board from February, 2012 until May, 2015. Mr. Simons served as the Company’s Senior Vice President/Chief Operating Officer from March to May, 2008. Prior to rejoining Hardinge in 2008, he was Vice President and Corporate Controller at Carpenter Technology, a publicly-traded specialty steel manufacturer (2005-2008). Mr. Simons originally joined Hardinge in 1983, holding the positions of Executive Vice President/Chief Financial Officer of Hardinge Inc. (2000-2005); Senior Vice President/Chief Financial Officer in 1999 and various other financial management roles (1983-1998). He previously served on the Company’s Board of Directors from February, 2001 to July, 2005. Mr. Simons has an M.B.A. degree from the Rochester Institute of Technology and is also a certified public accountant. He is a director of Sunnen Products Company, a privately-held global manufacturer and distributor of bore sizing and finishing equipment, engine rebuilding equipment, tooling and abrasives.

Mr. Simons’ vast experience in manufacturing, finance, and his long history with Hardinge, strengthens the Board’s collective ability to manage the Company’s business.

R. Tony Tripeny has been a director of the Company since 2012. He is Senior Vice President, Chief Financial Officer of Corning Incorporated, a publicly-traded global, technology-based corporation headquartered in Corning, New York that operates in five market segments – display technologies, environmental technologies, optical communications, life sciences and specialty materials. He has held various other positions with Corning Incorporated including Senior Vice President/Corporate Controller/Principal Accounting Officer (2009-2015), Vice President/Corporate Controller/Principal Accounting Officer (2009), Vice President/Corporate Controller (2005-2009), Division Vice President/Operations Controller (2004-2005), Group Controller, Corning Telecommunications Business (2003-2004) and various other financial roles (1985-2002). He has a B.S. degree from the University of Pennsylvania.

Mr. Tripeny’s extensive financial management experience with a large, publicly-traded, global manufacturing company and his in-depth knowledge of investor relations, business development and strategic financial issues enable him to offer a valuable perspective to the Board of Directors. He is also qualified to serve as a director because he is an “audit committee financial expert” as defined by SEC rules.

Agreement with the Privet Group

On October 14, 2015, the Company entered into an agreement (the “Agreement”) with Privet Fund LP and Privet Fund Management LLC (collectively, the “Privet Group”), pertaining to, among other things, the election of directors to the Board at the 2016 Annual Meeting. Pursuant to the Agreement, the Privet Group agreed to certain standstill and voting provisions. As of the date of the Agreement, the Privet Group was deemed to beneficially own in the aggregate 964,040 shares of the Company’s common stock, which represented approximately 7.5% of the issued and outstanding shares of common stock.

Under the terms of the Agreement, the Company agreed that the Board of Directors would nominate Benjamin Rosenzweig, an individual affiliated with the Privet Group (the “Privet Nominee”), for election at the 2016 Annual Meeting as a Class III director with a term expiring at the 2018 Annual Meeting of the Company.

Pursuant to the terms of the Agreement, so long as the Privet Group beneficially owns, in the aggregate, at least the lesser of five percent (5.0%) of the Company’s then outstanding common stock and 641,835 shares of common stock (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) (the “Minimum Ownership Threshold”), commencing on the earlier of (1) March 1, 2016 and (2) the date upon which the Company publicly announces that the Board has terminated that certain strategic review process announced by the Company in its Current Report on Form 8-K filed with the SEC on August 24, 2015, the Company and the Privet Group will promptly seek to identify a new director who qualifies as “independent” pursuant to SEC and NASDAQ listing standards (the “Additional Independent Nominee”) to serve as a Class II director with a term expiring at the Company’s 2017 Annual Meeting.

Pursuant to the terms of the Agreement, the Privet Group has obtained from Mr. Rosenzweig an irrevocable resignation letter pursuant to which he shall resign from the Board and all applicable committees and subcommittees of the Board, if, at any time, the Privet Group’s aggregate beneficial ownership of the common stock of the Company decreases to an amount less than the Minimum Ownership Threshold.

Pursuant to the terms of the Agreement, the Privet Group agreed, among other things, not: (i) to nominate or recommend for nomination any person for election at the 2016 Annual Meeting, (ii) submit any proposal for consideration at, or bring any other business before, the 2016 Annual Meeting, or (iii) initiate, encourage or participate in any “withhold” or similar campaign with respect to the 2016 Annual Meeting.

Pursuant to the terms of the Agreement, the Privet Group also agreed, among other things, to: (i) vote its shares of common stock in favor of the Board’s recommended director nominees and in favor of certain other Board recommended proposals relating to the appointment of the Company’s independent registered public accounting firm for the year ending December 31, 2016 and executive compensation and (ii) certain customary standstill provisions, with such provisions to last until the earlier of (x) immediately following the certification of voting results from the 2016 Annual Meeting and (y) the termination of the Agreement.

The Agreement terminates on the earliest of (a) the certification of the voting results from the 2017 Annual Meeting of the Company, (b) the failure of the Company, the Board or the Privet Group to cure a material breach of the Agreement (assuming the breach is curable) committed by one of the foregoing parties within a ten day period following receipt of notice of the breach from a non-breaching party that has elected to terminate the Agreement and (c) such other date established by the parties to the Agreement.

The Company agreed to reimburse the Privet Group, up to $35,000 in the aggregate, for the reasonable, documented out-of-pocket fees and expenses incurred by the Privet Group in connection with the negotiation and execution of the Agreement.

The Company and the Privet Group also agreed to mutual non-disparagement obligations. In connection with the Agreement, the Company also entered into a confidentiality agreement with Mr. Rosenzweig and the Privet Group.

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

Douglas C. Tifft	61	1988	Senior Vice President-Administration since April 2000; Vice President-Administration 1998 - 1999; Vice President-Employee Relations since 1988. Various other Company positions 1978 - 1988.
William B. Sepanik	50	2014
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

Corporate Governance
Our business, property and affairs are managed by, or are under the direction of, our Board pursuant to New York Business Corporation Law and our By-Laws. Members of the Board are kept informed of Hardinge’s business through discussions with the Chief Executive Officer, the Chief Financial Officer, and other key members of management, by reviewing materials provided to them and by participating in meetings of the Board and its several committees.
Board Meetings
The Board held 20 meetings during the year ended December 31, 2015 and overall attendance at such meetings was 98%. Each director of the Board attended 95% or more of the aggregate of all meetings of the Board and the committees of which they are members held during 2015.
Board Committees
We have three standing Board committees: Audit, Compensation and Nominating and Governance. Each standing committee’s written charter, as adopted by the Board, is available on our website at www.hardinge.com under the heading “Investor Relations – Corporate Governance.”
Audit Committee
The Audit Committee met four times during 2015. The current members of our Audit Committee are Messrs. Tripeny (Chairman), Perrotti and Rosenzweig. The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists the Board in fulfilling its responsibilities for generally overseeing the Company’s financial reporting processes and the audit of the Company’s financial statements, including the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements, the qualifications and independence of the Company’s independent auditor, the performance of the independent auditor, and risk assessment and risk management. Among other things, the Audit Committee prepares the Audit Committee Report for inclusion in the annual proxy statement; annually reviews its charter and performance; appoints, evaluates and determines the compensation of our independent auditor; reviews and approves the scope of the annual audit, the audit fee and the financial statements; reviews the Company’s disclosure controls and procedures, internal controls, and corporate policies with respect to financial information and earnings guidance; reviews regulatory and accounting initiatives; oversees the Company’s compliance programs with respect to legal and regulatory requirements; administers the Company’s Code of Ethics for the Chief Executive and Senior Financial Officers; oversees investigations into complaints concerning financial matters; reviews other risks that may have a significant impact on the Company’s financial statements; and reviews SEC filings. The Audit Committee works closely with management as well as the independent auditor. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties. The independent auditor regularly meets privately with the Audit Committee and has unrestricted access to this Committee. The Audit Committee also works closely with the Company’s internal auditor, including reviewing and approving the internal auditor’s work plan, assessing the internal auditor’s work product, and making recommendations for follow-up or additional audit work. The Company’s internal auditor meets with the Audit Committee outside the presence of management and has unrestricted access to the Audit Committee.
Compensation Committee
The Compensation Committee met three times during 2015. The current members of the Compensation Committee are Messrs. Lepofsky (Chairman), Quain and Tripeny. The Compensation Committee reviews and recommends to the independent directors salaries and bonuses of all executive officers and also administers the Company’s 2002 Incentive Stock Plan and Amended and Restated 2011 Incentive Stock Plan and grants stock options, restricted stock units and performance share units under the Amended and Restated 2011 Incentive Stock Plan. Other specific duties include reviewing and approving objectives relevant to executive officer compensation; evaluating performance and determining the compensation of executive officers in accordance with those objectives; overseeing the Company’s equity-based and incentive compensation plans; reviewing total compensation of senior managers of the Company and its subsidiaries; establishing compensation policies and practices for service on the Board and its committees; developing guidelines for and monitoring director and executive stock ownership; reviewing employment agreements for executive officers and making recommendations about such agreements to the independent directors and annually evaluating its performance and its charter.

Nominating and Governance Committee
The Nominating and Governance Committee met once during 2015. The current members of the Nominating and Governance Committee are Messrs. Hunter, Lepofsky, Perrotti, Quain and Tripeny. The Nominating and Governance Committee is expected to identify, evaluate and recommend nominees for the Board of Directors for purposes of each annual meeting of shareholders and evaluate the composition and organization of the Board and its committees. The Nominating and Governance Committee also develops and regularly reviews corporate governance principles and related policies for approval by the Board; oversees the organization of the Board to discharge the Board’s duties and responsibilities properly and efficiently; and sees that proper attention is given and effective responses are made to shareholder concerns regarding corporate governance. Other specific duties and responsibilities of the Nominating and Governance Committee include: overseeing succession planning, annually assessing the size and composition of the Board, including developing and reviewing director qualifications for approval by the Board; identifying and recruiting new directors and considering candidates proposed by shareholders; recommending assignments of directors to committees to ensure that committee membership complies with applicable laws and listing standards; conducting a preliminary review of director independence and financial literacy and expertise of Audit Committee members; overseeing director orientation and continuing education; overseeing the self-evaluation of the Board and its committees; and annually evaluating the Chief Executive Officer in conjunction with the Compensation Committee with input from all Board members. The Nominating and Governance Committee also administers the Company’s Related Party Transaction Policy. The Nominating and Governance Committee annually reviews its performance and charter.
It is the policy of the Nominating and Governance Committee to consider both recommendations and nominations for candidates to the Board submitted by our shareholders. Shareholder recommendations for candidates to the Board must be directed in writing to the Chairman of the Board, Hardinge Inc., One Hardinge Drive, Elmira, NY 14902-1507, and must include: the candidate’s name, age, business address and residence address, the candidate’s principal occupation or employment, the number of shares of the Company which are beneficially owned by the candidate, a description of all arrangements or understandings between the shareholder making such nomination and each candidate and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the shareholder, detailed biographical data and qualifications and information regarding any relationships between the candidate and the Company within the last three years, and any other information relating to such nominee that is required to be disclosed in solicitations of proxies for elections of directors, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act. A shareholder’s recommendation must also set forth: the name and address, as they appear on the Company’s books, of the shareholder making such recommendation, the number of shares of the Company which are beneficially owned by the shareholder and the date such shares were acquired by the shareholder, any material interest of the shareholder in such nomination, any other information that is required to be provided by the shareholder pursuant to Regulation 14A under the Exchange Act, in his capacity as a proponent to a shareholder proposal, and a statement from the recommending shareholder in support of the candidate, references for the candidate, and an indication of the candidate’s willingness to serve, if elected.
Our By-Laws establish an advance notice procedure with regard to certain matters, including shareholder proposals and director nominations, which are properly brought before an annual meeting of shareholders. To be timely, a shareholder’s notice must be delivered to, or mailed and received at, the Company’s principal executive offices not less than 120 calendar days prior to the first anniversary date on which the Company’s Proxy Statement was mailed to shareholders in connection with the previous year’s annual meeting of shareholders. In the event that no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than thirty (30) days from the date contemplated at the time of the previous year’s proxy statement, notice by the shareholder, to be timely, must be so received a reasonable time before the solicitation is made.
Except as may be required by rules promulgated by the SEC, or other applicable law, there are currently no specific, minimum qualifications that must be met by each candidate for the Board, nor are there specific qualities or skills that are necessary for one or more of the members of the Board to possess.
In identifying and evaluating the individuals that it recommends that the Board select as director nominees, the Nominating and Governance Committee utilizes the following process:

•
The Committee reviews the qualifications of all candidates who have been properly recommended or nominated by the shareholders, as well as those candidates who have been identified by management, individual members of the Board or, if the Committee determines, a search firm.

•	The Committee evaluates the performance and qualifications of individual members of the Board eligible for re-election at the annual meeting of shareholders.

•
The Committee considers the suitability of each candidate, including the current members of the Board, in light of the current size and composition of the Board. In evaluating the suitability of the candidates, the Committee considers many factors, including, among other things, issues of character, judgment, independence, age, expertise, breadth of experience, length of service and other commitments. The Committee evaluates such factors, among others, and considers each individual candidate in the context of the current perceived needs of the Board as a whole.

•	After such review and consideration, the Committee recommends that the Board select the slate of director nominees.
The Committee has not adopted a specific diversity policy with respect to the filling of vacancies on the Board of Directors. The Committee recognizes the importance of including candidates who will provide a diversity of perspectives.
Director Independence
The Board determination of director independence is discussed in Item 13 “Certain Relationships and Related Transactions, and Director Independence” below.
Board Leadership
In accordance with the Company’s Corporate Governance Guidelines, the Board of Directors has the flexibility to determine whether it is in the best interest of the Company and its shareholders to separate or combine the roles of Chairman and Chief Executive Officer of the Company at any given time. Currently, Richard L. Simons serves as President and Chief Executive Officer of the Company and John J. Perrotti serves as Chairman of the Board of Directors.
The Board considered the roles and responsibilities of the Chairman and the Chief Executive Officer, and, while it retains the discretion to join the roles in the future as it deems appropriate and acknowledges that there is no single best organizational model that is most effective in all circumstances, it determined at this time having Mr. Simons serve as the Chief Executive Officer and to have Mr. Perrotti serve as the Chairman of the Board of Directors is in the best interest of our shareholders. In the view of the Board of Directors, this structure strikes the appropriate balance between the respective needs for operational leadership by the Chief Executive Officer and the oversight and objectivity of independent directors on strategic issues.
Shareholders may communicate concerns to any director, committee member or the Board by writing to the following address: Hardinge Inc. Board of Directors, Hardinge Inc., One Hardinge Drive, Elmira, New York 14902-1507, Attention: Corporate Secretary. Please specify to whom your correspondence should be directed. The Corporate Secretary has been instructed by the Board to promptly forward all correspondence (except advertising material) to the relevant director, committee member or the full Board, as indicated in the correspondence.
Audit Committee Financial Expert
The Board has determined that at least one member of the Audit Committee, R. Tony Tripeny, is an Audit Committee Financial Expert for purposes of the SEC rules.
Policy Regarding Directors’ Attendance at Annual Meetings
Hardinge Inc. has a policy that every director and nominee for director will attend our Annual Meeting of Shareholders unless unavoidable circumstances, business or personal, arise. With the exception of Mr. Rosenzweig, who was not a member of the Board of Directors at the time of 2015 Annual Meeting, all of the Board members attended the 2015 Annual Meeting.
Code of Conduct
Our Board has adopted the Code of Conduct for Directors and Executive Officers and the Code of Ethics for the Chief Executive and Senior Financial Officers which supplement the Code of Conduct governing all Hardinge employees and directors. Copies of these policies are available on our website at www.hardinge.com under the heading “Investor Relations – Corporate Governance.” We will also provide a copy of the said Codes to shareholders upon request. To obtain a copy of one or more of the Codes, please write to Assistant Treasurer, Hardinge Inc., One Hardinge Drive, Elmira, New York 14902. We will promptly disclose any amendments to, or waivers from, the Code of Ethics for the

Chief Executive and Senior Financial Officers on our website. During 2015, no waivers were made with respect to the Code of Ethics for the Chief Executive and Senior Financial Officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, requires Hardinge’s directors and certain of its officers to file reports of their ownership of Hardinge’s common stock and of changes in such ownership with the SEC. Regulations also require Hardinge to identify in this Annual Report any person subject to this requirement who failed to file any such report on a timely basis.
To Hardinge’s knowledge, based solely on its review of the copies of such reports furnished to Hardinge and written representations that no other reports were required, with the exception of William B. Sepanik, Vice President-Workholding, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met during the fiscal year ended December 31, 2015. Mr. Sepanik failed to file a Form 3 to report his initial beneficial ownership during the fiscal year ended December 31, 2014. Mr. Sepanik also failed to file a Form 5 during the fiscal year ended December 31, 2015.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
Subsequent sections of this Annual Report provide specific information about compensation to the following executive officers of Hardinge (our named executive officers) for the year ended December 31, 2015 and prior years:

•	Richard L. Simons, age 60—President and Chief Executive Officer. Mr. Simons has served as an executive officer of Hardinge since 2008.

•	Douglas J. Malone, age 51—Vice President and Chief Financial Officer. Mr. Malone has served as an executive officer of Hardinge since 2013.

•	James P. Langa, age 57—Senior Vice President – Machine Solutions. Mr. Langa has served as an executive officer of Hardinge since 2009.

•	Douglas C. Tifft, age 61—Senior Vice President – Administration. Mr. Tifft has served as an executive officer of Hardinge since 1988.

•	William B. Sepanik, age 50—Vice President – Workholding. Mr. Sepanik has served as an executive officer of Hardinge since 2014.
To supplement the information presented in the compensation tables and other data presented in this Annual Report, the following is an overview and analysis of our compensation programs and policies for our named executive officers.
Our Compensation Philosophy and Processes
Our Compensation Committee, in consultation with the Board, designs, establishes and oversees the Company’s compensation programs and compensation philosophy. The committee establishes all elements of compensation paid to the Chief Executive Officer and reviews and approves all elements of compensation paid to the named executive officers. In targeting increased shareholder value, our guiding compensation principles endeavor to align executive compensation with the Company’s strategic objectives and financial performance. We believe it is in our shareholders’ interests to attract, motivate and retain highly qualified individuals in critical positions by providing competitive compensation opportunities. Additionally, we believe that it is critical that we retain the ability to override generic policy statements with specific compensation programs that address evolving concerns in a rapidly changing market.
As a baseline, we believe that, at target performance, our total compensation package for each executive, as well as the individual components of the package, should approximate the median (i.e., the 50th percentile) of our comparative framework. To the extent that the Company performs beyond expectations, executives have the opportunity, through the performance components of our pay program, to earn above-median compensation. We believe that incentive compensation earned by our executives should be consistent with the Company’s goal of ensuring accuracy with respect to its financial statements and encouraging ethical behavior. Accordingly, the Board of Directors has adopted a recoupment policy that is applicable to all incentive compensation earned by our executive officers which was determined based wholly or in part on the value of the Company’s financial results or the achievement of specified performance measures.
Our compensation philosophy emphasizes pay for performance. The Compensation Committee believes that the performance goals we set for our executive officers should be challenging and aligned with the Company’s strategic objectives.
The Compensation Committee has engaged Radford, a subsidiary of Aon Hewitt, as its independent compensation consultant. Radford is assigned projects directly by the Compensation Committee, or by the Senior Vice President – Administration at the request of the Compensation Committee. Radford has provided the following services to the Compensation Committee:

•	validating the existing executive compensation philosophy of the Company;

•	reviewing the Company's peer group for executive compensation purposes;

•	reviewing existing executive compensation programs;

•	on a periodic basis, assisting the Compensation Committee in updating recommendations for stock awards for executives;

•	keeping the Compensation Committee posted on executive compensation over the course of the year;

•	providing such other assistance as deemed necessary by the Compensation Committee; and

•	attending meetings of the Compensation Committee, as requested.
Radford participates in Compensation Committee meetings and provides compensation advice to the Compensation Committee as requested.

Elements of Compensation
Compensation for the named executive officers is generally comprised of the following elements, each of which is discussed in more detail below:

Element	Description	Primary Objectives

Base salary	Fixed cash payment reflecting the executive’s responsibilities, performance and expertise	Provide basic level of compensation Recruit and retain executives

Annual Cash Bonus Awards	Annual cash bonus awards are paid if the executive achieves certain company and individual performance goals	Encourage and reward individual and overall company performance relative to our current plans and objectives

Long-term equity incentives
Performance share units (PSUs), under which executives can earn a number of shares based upon our achievement of performance objectives over a multi-year performance period.

Restricted stock units (RSUs), which vest over four years
Align the interests of executives with shareholders Promote achievement of longer-term financial and strategic objectives Stock price appreciation enhances retention

Retirement, severance and other benefits	Deferred compensation, retirement and severance plans, health and welfare programs and perquisites and other personal benefits	Retention Competitiveness Security

Compensation Peer Group
We benchmark our executive compensation programs against a specific group of peer companies (using compensation information reported in their proxy statements) supplemented by published compensation surveys and various other sources such as executive search firms and published industry data. Our use of these sources is incorporated into the subjective determination regarding the total compensation packages for our executive officers and principally serves to ensure that determinations made regarding these compensation packages are consistent with general compensation trends and compensation arrangements for executives at similarly situated companies. We also compare our executive compensation programs to policies and practices of other companies. We refer to these other companies as our "peer group" for executive compensation purposes. The companies included in our peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. The peer group being used by the Compensation Committee as of February 2016 consists of the following companies: Altra Holdings, Inc., Cohu, Inc., Columbus McKinnon Corp., Dynamic Materials Corporation, Electro Scientific Industries Inc., Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., Newport Corporation, NN, Inc., Rudolph Technologies, Inc., Sifco Industries, Inc., Transcat, Inc and Twin Disc, Incorporated. In February 2016, PFMG, Inc. was removed from the peer group used by the Compensation Committee since PFMG, Inc. had been acquired and is no longer a publicly-traded company.

Finally, we evaluate the relativity of compensation among our executive officers with a view to ensure that differences properly reflect differences in title, job responsibilities, performance and seniority.
Role of Executive Officers in Determining Compensation
The Compensation Committee, which consists exclusively of independent directors, evaluates compensation matters involving our executive officers. Under the Company's Amended and Restated 2011 Incentive Stock Plan, the Compensation Committee recommends long term incentive stock awards, which will be subject to ratification by the Board of Directors. With respect to all other executive compensation, the Compensation Committee recommends action, as appropriate, to the independent directors. The Chief Executive Officer plays an active role in preparing information for the Compensation Committee's review and in preparing recommendations for the consideration of the Compensation Committee and the independent directors.
For the Chief Executive Officer and other executive officers, the Committee evaluates, establishes, and recommends to the independent directors the base salary and targets and awards under the Cash Incentive Plan. The Chief Executive Officer contributes to the establishment of both short term and other performance goals and objectives; however, the Compensation Committee independently assesses, and adjusts as appropriate, all performance goals and objectives before referring them to the independent directors for approval.
The Chief Executive Officer is not present during the Compensation Committee's deliberations of its recommendations to the independent directors with respect to the Chief Executive Officer's compensation. Likewise, the independent directors' determination of the Chief Executive Officer's compensation occurs outside the presence of the Chief Executive Officer.
Compensation Program Components
The significant components of our compensation program for executive officers include base salary, short term incentive bonus, long term incentive stock awards, supplemental executive retirement benefits and other benefits.
Base Salary
Base salary is a fixed, cash component of compensation, which is reviewed and adjusted annually. The goal of this component is to provide Company executives with a stable, market-competitive base of income that is commensurate with an executive's skills, experience and contributions to the Company.
Short-Term Incentive Bonus
Short term incentive bonus is an annual cash bonus under the Company's Cash Incentive Plan that is fully at risk for the executives.
Long-Term Incentive Stock Awards
Long-term incentive stock awards, issued under the Company's Amended and Restated 2011 Incentive Stock Plan, can have up to three elements: restricted shares, performance shares and stock options. Restricted shares and stock options are primarily intended to retain executives by providing a compelling incentive for the participating executives to remain with the Company. Restricted shares and stock options also allow the Company to tie a portion of an executive's total compensation directly to increase in shareholder value.
Performance shares are intended to motivate executives to set and achieve long range strategic plans that improve the structural performance of the business and increase its intrinsic value over a multi-year period. Performance shares vest only if the executive remains with the Company through the performance period and achieves the performance criteria specified by the Committee at the time of grant. Restricted shares vest over time periods that are generally longer than the vesting periods for performance shares.

In any given year, the Compensation Committee may elect to grant restricted shares, performance shares, stock options, a combination thereof, or the Committee may elect not to make any long-term incentive stock awards, depending on the Committee's assessment of Company performance, business conditions, strategic goals and plans, executive retention risk, and aggregate holdings by executive participants in the plan.
Supplemental Executive Retirement Benefits
Supplemental executive retirement benefits have two purposes: to offset statutory limits imposed on an executive as a participant in the Company's defined contribution retirement plan, and to provide an additional incentive for retention in cases of executives with long standing company service. As of December 31, 2015, Mr. Simons and Mr. Langa were the only named executive officers participating in a supplemental executive retirement benefits plan. Both Mr. Simons and Mr. Langa participate in the Hardinge Inc. Non-Qualified Deferred Compensation Plan. Under the terms of that plan, elective deferrals of compensation by Mr. Simons and Mr. Langa are fully vested upon contribution of such funds. Contributions to the plan that are made by the Company for the benefit of Mr. Simons and Mr. Langa become fully vested on January 1st of the fifth calendar year following the year in which the contribution is made, if made with respect to regular compensation, or January 1st of the fourth calendar year following the year in which the contribution is made, if made with respect to a bonus. The plan is an unfunded, nonqualified deferred compensation plan. Although plan contributions are invested in accordance with elections made by Mr. Simons and Mr. Langa, all contributions and investment earnings remain the property of the Company.
In December 2015, the Company contributed $40,556 on behalf of Mr. Simons and $1,300 on behalf of Mr. Langa in connection with their active participation in a Company defined contribution supplemental executive retirement benefit plan. In February 2016, the Company made a contribution of $29,476 to the Company defined contribution supplemental executive retirement benefit plan on behalf of Mr. Simons in accordance with the provisions of the plan.
Other Benefits
Miscellaneous other benefits include company car allowances, local club memberships, and compensation for relocation expenses. The primary purposes of these benefits are to recruit qualified candidates to the generally rural locations of the Company's facilities, enhance the attractiveness of these locations, and to provide convenient forums in which Company executives can meet and build good relations with customers and visitors.
Recoupment
The Compensation Committee recognizes that incentive compensation provisions should be consistent with the Company’s goals of ensuring financial statement accuracy and encouraging ethical behavior. Accordingly, in February 2015, the Board of Directors, following the recommendation of the members of the Compensation Committee, approved a recoupment policy for all incentive compensation that is paid or awarded to executive officers, effective with performance cycles beginning in 2015 and thereafter.
This policy applies in cases where the Compensation Committee determines that the amount of any incentive compensation paid to executive officers during the three-year period preceding the date of restatement of financial statements exceeded the amount that would have been paid based on the restated financial results, and the restatement resulted from the Company’s material noncompliance, due in whole or part to intentional fraud or ethical misconduct, with any financial reporting requirement under the federal securities laws. Under those circumstances, the Compensation Committee shall determine whether the Company should recover the difference between the compensation awarded to the affected executive officers and the compensation that would have been paid on the restated financial results for each affected executive officer. The Committee believes that the penalties imposed for misconduct under this policy are consistent with the goals of ensuring financial statement accuracy and encouraging ethical behavior.

Pay mix

Our guiding compensation principles endeavor to align executive compensation with the Company’s strategic objectives and financial performance. We use a comparative framework to define specific peer companies and data sources to be used in an annual compensation assessment. Compensation positioning is used to assess pay levels and pay mix of executive compensation. The market 50th percentile is used to target level of pay for all three primary compensation components (i.e., base salary, annual cash incentive bonus, and long-term equity incentives) so that each comprise a meaningful portion of the total compensation for executive officers.

For the annual cash incentive bonus program, 75% of the target award is paid only if defined financial targets are met, and up to 25% is payable based upon the achievement of individual objectives established for the executive. Long-term incentive compensation awards have two components: (i) 50% is made up of performance shares that are awarded only if the Company’s financial performance meets defined targets, and (ii) 50% is made up of restricted shares that vest over a defined number of years, thus enhancing executive retention.

Long-term equity incentives were last granted to executive officers in December 2012. Those incentives were granted once 50% of the cumulative performance target for the previous long-term incentive program (established in May 2011) had been achieved. Since at least 50% of the performance target for the December 2012 performance shares had not been achieved in 2015, no new long-term equity incentive awards were granted to executives in 2015. The resulting pay mix for Mr. Simons’ consisted of salary as 76% of his 2015 compensation and his cash incentive bonus comprised 24%. For the other executive officers, salary comprised 84% of compensation and the cash incentive bonus comprised 16%.

Consideration of Prior Advisory Vote on Executive Compensation

Annually, we include in our proxy statement a non-binding advisory shareholder vote to approve the executive compensation policies and practices as described in the Company’s Compensation Discussion and Analysis, accompanying tables and related narrative set forth in the proxy statement and in this Annual Report on Form10-K/A.

Last year, at our 2015 Annual Meeting of Shareholders, our shareholders voted their approval of the compensation of our executive compensation policies and practices, with approximately 87% of the votes cast. The Compensation Committee has considered the results of this advisory vote in determining the Company’s executive compensation policies and practices for 2016, and has determined that these policies and practices are and have been appropriate and in the best interests of the Company and its shareholders at this time.

2015 Compensation of Executive Officers

On February 10, 2015, the Board increased the salaries of Messrs. Simons, Malone, Langa, Tifft and Sepanik. Data supplied to the Board by Radford on competitive market salaries was considered in connection with such determination.

Executive Officer	Date of Base Salary Increase*	Base Salary as of February 1, 2015	Position to Market as of February 1, 2015

Richard L. Simons	February 10, 2015	$464,000	Between 25th percentile and median

Douglas J. Malone	February 10, 2015	$235,000	Below the 25th percentile

James P. Langa	February 10, 2015	$292,000	Between 25th percentile and median

Douglas C. Tifft	February 10, 2015	$203,000	Below the 25th percentile

William B. Sepanik	February 10, 2015	$182,000	Below the 25th percentile

*Effective as of February 1, 2015

Short-Term Incentive Bonus

On February 10, 2015, the independent members of the Board, accepting the recommendations of the Compensation Committee, adopted terms for 2015 incentive compensation (the “2015 Program”) for the Company’s executive officers under the Cash Incentive Plan. The 2015 Program provides incentive bonuses payable in cash to the Company’s executive officers based on the Company’s performance against specified financial performance goals and other objectives recommended by the Compensation Committee and set by the independent members of the Board each year. The Compensation Committee approves payments, if any, after the end of the year.

As provided in the 2015 Program, target awards for each executive officer are expressed as a percentage of the executive officer’s annual base salary. The 2015 target awards were as follows: Mr. Simons, 70%; Mr. Malone, 50%; Mr. Langa, 50%; Mr. Tifft, 40% and Mr. Sepanik, 50%.
As set by the Compensation Committee and adopted by the independent members of the Board, 2015 performance goals under the 2015 Program for Messrs. Simons, Malone, Langa and Tifft included a threshold, target and maximum for the Company’s (a) earnings before interest, taxes, depreciation and amortization (EBITDA) (the “EBITDA Goal”), (b) sales (the “Sales Goal”) and (c) managed working capital (expressed as a percentage of annualized sales) (the “Managed Working Capital Goal”). Each executive officer is eligible to earn the percentages of the target award referenced in the table below based on the performance (i.e., if the threshold level is achieved, if the target level is achieved or if the maximum level is achieved) with respect to the EBITDA Goal, Sales Goal and Managed Working Capital Goal:

	% of Target Award Paid
Performance Result	EBITDA Goal	Sales Goal	Managed Working Capital Goal	Combined Payout

Threshold	6.25%	6.25%	6.25%	18.75%
Target	25.00%	25.00%	25.00%	75.00%
Maximum	50.00%	50.00%	50.00%	150.00%

With respect to the awards made to the executive officers pursuant to the 2015 Program, the incentive targets as a percentage of salary remained constant in comparison to the terms adopted for the Company’s 2014 incentive compensation program for executives (the “2014 Program”). For 2015, the Compensation Committee added the Sales Goal to encourage an increase in sales revenues over 2014. Accordingly, the percentage weighting of the executive’s total incentive opportunity for the EBITDA Goal changed from 50% in the 2014 Program to 25% in the 2015 Program. The percentage weighting of the executive’s total incentive opportunity in the 2015 Program was 25% with respect to both the Managed Working Capital Goal and the Sales Goal.

The EBITDA Goal, the Managed Working Capital Goal and the Sales Goal for the 2015 Program were set at $24.7 million, 39.4% of annualized sales and $355.0 million, respectively. These goals were based on the 2015 annual operating plan. With respect to the EBITDA Goal, the actual Company performance was $13.4 million. Since the threshold performance level was $17.3 million for the EBITDA Goal, no awards were made based on the EBITDA results. With respect to the Sales Goal, the actual Company performance was $315.2 million. Since the threshold performance level was $340.0 million for the Sales Goal, no awards were made based on EBITDA results.

With respect to the Managed Working Capital Goal, the actual Company performance was 40.0% of annual sales. The threshold performance level for this goal was 41.4% so the percentage of the target award based on the Managed Working Capital Goal for Messrs. Simons, Malone, Langa and Tifft was prorated between the threshold level percentage and the target level percentage.

Mr. Sepanik was eligible to earn the percentages of the target award referenced in the table below based on the performance (i.e., if the threshold level was achieved, if the target was achieved, or if the maximum level was achieved) with respect to the Aftermarket Tooling and Accessories ("ATA") EBITDA Goal and Company EBITDA Goal:

% of Target Award Paid
	ATA EBITDA Goal	Company EBITDA Goal	Combined Payout
Performance Result
Threshold	12.50%	6.25%	18.75%
Target	50.00%	25.00%	75.00%
Maximum	100.00%	50.00%	150.00%

The EBITDA Goal and the ATA EBITDA Goal were set at $24.7 million and $13.1 million respectively. With respect to the EBITDA Goal and the ATA EBITDA Goal, actual performance was $13.4 million and $8.9 million, respectively.

Since the results for both the EBITDA Goal and the ATA EBITDA Goal were below the threshold performance level of $17.3 million and $9.2 million, respectively, no award was made to Mr. Sepanik with respect to either of those goals.

The Compensation Committee retains full discretion to award or withhold incentive compensation in an amount up to 25% of an executive officer’s target award, regardless of whether the Company’s performance against the performance goals, and full discretion to reduce, but not increase, any award otherwise determined by the Company’s performance against the performance goals. Although 2015 profitability was disappointing, the executive team successfully identified and implemented a number of restructuring and cost-saving initiatives which should significantly improve profitability in 2016 and beyond. Furthermore, the executive team commenced and was fully engaged in the Company’s strategic review process which involved substantial time and effort. Taking into account the foregoing considerations, the Compensation Committee exercised its discretion to grant 100% of the discretionary amount of incentive compensation to each of the executive officers under the 2015 Program.

On February 9, 2016, the independent members of the Company’s Board of Directors, accepting the recommendations of the Compensation Committee, approved the payments to Messrs. Simons, Malone, Langa, Tifft and Sepanik under the 2015 Program. Set forth below are the incentive payments that were made to each of the executives pursuant to the 2015 Program on February 26, 2016.

Executive Officer	EBITDA Payment	Working Capital Payment	Sales Payment	Discretionary Payment	Total	Target Award	Actual as a Percentage of Target Award

Richard L. Simons	--	$62,788	--	$80,996	$143,784	$323,983	44%

Douglas J. Malone	--	$22,570	--	$29,115	$51,685	$116,459	44%

James P. Langa	--	$28,198	--	$36,375	$64,573	$145,500	44%

Douglas C. Tifft	--	$15,711	--	$20,267	$35,978	$81,066	44%

Executive Officer	EBITDA Payment	ATA EBITDA Payment	Discretionary Payment	Total	Target Award	Actual as a Percentage of Target Award

William B. Sepanik	--	--	$22,714	$22,714	$90,854	25%

Long-Term Incentive Stock Awards

The Company did not make any long-term incentive stock awards in 2015. The Compensation Committee is working with its independent compensation consultant, Radford, a subsidiary of Aon Hewitt, to review its existing long-term incentive stock programs for executives.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard L. Simons, President and Chief Executive Officer	2015 2014 2013	462,833 447,188 416,250				143,784 89,018 237,781	58,805(1) 161,030(3) 38,611(4)	32,403(2) 32,928 27,935	697,824 730,164 720,577
Douglas J. Malone, Vice President and Chief Financial Officer	2015 2014 2013	232,917 210,000 175,000				51,685 49,547 44,332		19,146(5) 26,861 19,738	303,748 286,408 239,070
James P. Langa, Senior Vice President - Machine Solutions	2015 2014 2013	291,000 278,333 260,000				64,573 48,274 105,588	1,300(6) 917(8) --	33,648(7) 35,292 30,781	390,521 362,816 396,369
Douglas C. Tifft, Senior Vice President - Administration/ Assistant Secretary	2015 2014 2013	202,667 198,684 195,200				35,978 27,567 62,000		39,669(10) 33,711 33,005	278,314 361,021 290,205
William B. Sepanik, Vice President - Workholding	2015 2014	181,708 176,865				22,714 26,523		20,521(13) 9,114	224,943 212,502

(1)
There was a decrease of $6,784 attributable to a reduction in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan as a result of an increase in the plan’s discount rate. As directed in Instruction 3 of Item 402(c)(2)(viii) of Regulation S-K, such amount is reflected by footnote but is not reflected in column (h) of the Summary Compensation Table. The figure shown is the amount contributed by the Company on behalf of Mr. Simons with respect to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Simons is a participant. In February 2016, the Company contributed $29,476 on behalf of Mr. Simons with respect to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Simons is a participant. This amount will be reported in the Summary Compensation Table for the Company’s proxy statement issued for the 2017 Annual Meeting of Shareholders.

(2)	Amount includes use of a leased company automobile, club dues, life insurance, costs of a medical examination, contributions made by the Company to Mr. Simons’ 401(k) retirement account.

(3)
There was an increase of $73,911 attributable to an increase in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan as a result of a decrease in the plan’s discount rate and $87,119 contributed by the Company on behalf of Mr. Simons with respect to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Simons is a participant. In February 2015, the Company contributed $18,249 on behalf of Mr. Simons with respect to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Simons is a participant.

(4)
Amount includes a decrease of $23,077 attributable to a reduction in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan as a result of an increase in the plan's discount rate and $61,688 contributed by the Company on behalf of Mr. Simons with respect to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Simons is a participant. In February 2014, the Company contributed $48,745 on behalf of Mr. Simons with respect to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Simons is a participant.

(5)	Amount includes use of a leased company automobile, life insurance and contributions made by the Company to Mr. Malone’s 401(k) retirement account.

(6)	The Company contributed $1,300 on behalf of Mr. Langa to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Langa is a participant.

(7)	Amount includes an automobile allowance, life insurance, costs of a medical examination and contributions made by the Company to Mr. Langa’s 401(k) retirement account.

(8)	The Company contributed $917 on behalf of Mr. Langa to the nonqualified defined contribution supplemental executive retirement plan in which Mr. Langa is a participant.

(9)
There was a decrease of $6,896 attributable to a reduction in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan as a result of an increase in the plan’s discount rate. As directed in Instruction 3 of Item 402(c)(2)(viii) of Regulation S-K, such amount is reflected by footnote but is not reflected in column (h) of the Summary Compensation Table.

(10)	Amount includes use of a leased company automobile, club dues, life insurance, costs of a medical examination and contributions made by the Company to Mr. Tifft’s 401(k) retirement account.

(11)	Reflects increase in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan as a result of a decrease in the discount rate.

(12)
There was a decrease of $28,747 attributable to a reduction in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan as a result of an increase in the plan’s discount rate. As directed in Instruction 3 of Item 402(c)(2)(viii) of Regulation S-K, such amount is reflected by footnote but is not reflected in column (h) of the Summary Compensation Table.

(13)	Amount includes an automobile allowance, life insurance and contributions made by the Company to Mr. Sepanik’s 401(k) retirement account.

Grants of Plan-Based Awards (1)

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Under-lying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Richard L. Simons	2/10/15	60,747	242,987	485,974
Douglas J. Malone	2/10/15	21,836	87,344	174,688
James P. Langa	2/10/15	27,281	109,125	218,250
Douglas C. Tifft	2/10/15	15,200	60,800	121,600
William B. Sepanik	2/10/15	17,035	68,141	136,282

(1)	All-non-equity-based awards were made under the Company’s 2015 Cash Incentive Program.

(2)
Amounts reflected in the table do not include the discretionary amount that the Compensation Committee was permitted to grant to the award recipients. According to the terms of the Company’s 2015 Cash Incentive Program, the Compensation Committee, in its full discretion, was permitted to award or withhold incentive compensation in amount up to 25% of the executive officer’s target award, regardless of the Company’s performance against the performance goals and full discretion to reduce, but not increase, any award otherwise determined by the Company’s performance against the performance goals.

On February 10, 2015, the independent members of the Board, accepting the recommendations of the Compensation Committee, adopted terms for 2015 incentive compensation (the “2015 Program”) for the Company’s executive officers under the Cash Incentive Plan. Participants in the 2015 Program included Messrs. Simons, Malone, Langa, Tifft and Sepanik. The 2015 target awards (expressed as a percentage of the executive officer's annual base salary) for Messrs. Simons, Malone, Langa, Tifft and Sepanik were 70%, 50%, 50%, 40% and 50% respectively. Messrs. Simons, Malone, Langa and Tifft were eligible to earn a bonus payable in cash based on the Company's performance against a threshold, target and maximum for (a) the Company's earnings before interest, taxes, depreciation and amortization for 2015 ("EBITDA"); (b) sales; and (c) the Company's managed working capital (expressed as a percentage of annualized sales). With respect to each of the EBITDA, sales and the managed working capital performance goals, each executive officer was eligible to earn (i) 6.25% of his target award if the threshold for such performance goal was attained, (ii) 25% of his target award if the target for such performance goal was attained, and (iii) 50% of his target award if the maximum for such performance goal was attained. Accordingly, the maximum award under the 2015 Program for each executive officer, if the maximum for EBITDA performance goal, the sales performance goal and managed working capital performance goal was attained by the Company, was 150% of such executive's target award.
Mr. Sepanik was eligible to earn a bonus in cash based on performance against a threshold, target and maximum for (a) the Company’s Aftermarket Tooling and Accessories segment earnings before interest, taxes, depreciation and amortization (EBITDA) (the “ATA EBITDA Goal”), (b) earnings of the Company before interest, taxes, depreciation and amortization (EBITDA) (the “Company EBITDA Goal”). Mr. Sepanik was eligible to earn for the ATA EBITDA Goal, (i) 12.50% of his target award if the threshold for such performance goal was attained, (ii) 50% of his target award if the target for such performance goal was attained and (iii) 100% of his target award if the maximum for such performance goal was attained. With respect to the Company EBITDA Goal, Mr. Sepanik was eligible to earn (i) 6.25% of his target award if the threshold for such performance goal was attained, (ii) 25% of his target award if the target for such performance goal was attained and (iii) 50% of his target award if the maximum for such performance goal was attained.
Additionally, the Compensation Committee retained the full discretion to award or withhold incentive compensation in an amount up to 25% of an executive officer's target award, regardless of the Company's performance against the performance goals, and full discretion to reduce, but not increase, any award otherwise determined by the Company's performance against the performance goals.
On February 9, 2016, the independent members of the Company’s Board of Directors, accepting the recommendations of the Compensation Committee, approved the payments to Messrs. Simons, Malone, Langa, Tifft and Sepanik under the 2015 Program. Accordingly, each of the executive officers were entitled to receive payments of the following amounts pursuant to the 2015 Program: Mr. Simons, $143,784; Mr. Malone, $51,685; Mr. Langa, $64,573; Mr. Tifft, $35,978; and Mr. Sepanik, $22,714.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Richard L. Simons	33,000	--	--	3.84	12/7/2018	20,000(2)	186,400	41,750	389,110
Douglas J. Malone	--	--	--	--	--	3,500(3)	32,620	6,000	55,920
James P. Langa	--	--	--	--	--	10,000(4)	93,200	15,750	146,790
Douglas C. Tifft	--	--	--	--	--	4,500(5)	41,940	9,750	90,870
William B. Sepanik	--	--	--	--	--	1,500(6)	13,980	1,500	13,980

(1)
Reflects awards of performance share incentives (i) issued in May 2011 and the vesting of such awards were conditioned upon the Company’s performance relative to a cumulative EPS target for the period commencing on April 1, 2011 and ending on March 31, 2016, (ii) issued in December 2012 and the vesting of such awards are conditioned upon the Company’s performance relative to a cumulative EPS target for the period commencing on January 1, 2013 and ending on December 31, 2017 and (iii) issued in December 2013 and the vesting of such awards are conditioned upon the Company’s performance relative to a cumulative EPS target for the period commencing on October 1, 2013 and ending on December 31, 2017.

(2)	Reflects awards of common stock to Mr. Simons that vest as follows: 20,000 restricted shares on December 10, 2016.

(3)	Reflects awards of common stock to Mr. Malone that vest as follows: 3,500 restricted shares on December 10, 2016.

(4)	Reflects awards of common stock to Mr. Langa that vest as follows: 10,000 restricted shares on December 10, 2016.

(5)	Reflects awards of common stock to Mr. Tifft that vest as follows: 4,500 restricted shares on December 10, 2016.

(6)	Reflects an award of common stock to Mr. Sepanik that vests as follows: 1,500 restricted shares on December 12, 2017.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Richard L. Simons	--	--	21,750	234,683
Douglas J. Malone	--	--	2,500	26,975
James P. Langa	--	--	5,750	62,043
Douglas C. Tifft	--	--	5,250	56,648
William B. Sepanik	--	--	--	--

Pension Benefits

Name	Pension Plan	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
(a)	(b)	(c)	(d)	(e)
Richard L. Simons	Hardinge Inc. Pension Plan	21.5833	403,922	--
Douglas J. Malone	--	--	--	--
James P. Langa	--	--	--	--
Douglas C. Tifft	Hardinge Inc. Pension Plan	31.0833	587,301	--
William B. Sepanik	--	--	--	--

The Pension Benefits table provides information regarding the number of years of credited service, the present value of accumulated benefits, and payments made during the last fiscal year with respect to the Hardinge Inc. Pension Plan (the “Pension Plan”).
The Pension Plan is a broad based, tax-qualified defined benefit pension plan, which provides a benefit upon retirement to eligible employees of the Company. All United States employees except employees hired or rehired after February 29, 2004 were eligible to participate, however benefit accruals were discontinued effective June 15, 2009. Messrs. Simons and Tifft are participants in the Pension Plan. Messrs. Malone, Langa and Sepanik are not. Benefits are based upon years of service with the Company, basic rate of pay on December 1, 1993 and compensation paid after November 30, 1993 through June 15, 2009. The service amounts shown in the table above represent actual years of credited service with the Company. Among the named executive officers, no grants of additional years of credited service were made under the Pension Plan subsequent to June 15, 2009 as grants of additional benefits under the Pension Plan were discontinued. Mr. Simons is a participant with vested service through the date of termination of his prior employment with the Company in June 2005. Since his return to the Company in March 2008, Mr. Simons has not accrued, and will not accrue, additional years of credited service under the Pension Plan.

The Pension Plan offers several forms of benefit payments, including a life annuity option, 50%, 75% and 100% joint and survivor options, and 10-year and 5-year certain and life annuity options. Each option available under the Pension Plan is actuarially equivalent except that the 50%, 75% and 100% joint and survivor options are subsidized if the contingent beneficiary is the participant’s spouse.
The pension benefit is a monthly payment equal to one-twelfth (1/12th) of the sum of two products: The first product is 1-1/4% multiplied times the participant’s basic rate of pay on December 1, 1993 multiplied times his number of years of credited service (plus any fraction of a year) through November 30, 1993. The second product is 1-1/2% multiplied times the participant’s compensation paid after November 30, 1993; however, compensation earned after June 15, 2009 is not taken into account in determining the pension benefit. Basic rate of pay on December 1, 1993 excludes bonuses. Compensation paid after November 30, 1993 includes salary but excludes bonuses other than retention bonuses.
The pension benefit described above is payable in the form of a life annuity beginning on the participant’s normal retirement date which is the first day of the month on or after his 65th birthday. The amount of monthly payment will be adjusted if the benefit is paid in a form other than a life annuity or if payments begin before the normal retirement date. Several forms of early retirement pension benefits are available under the Pension Plan.
Participants became fully vested in their Pension Plan benefit after completing five years of service. A preretirement survivor annuity equal to the 50% survivor annuity payable under the 50% joint and survivor option will be payable to a surviving spouse if the participant dies before the commencement of benefit payments but after completing at least five years of service.
Under the Hardinge Inc. Retirement Plan (the “Retirement Plan”), a tax-qualified defined contribution profit sharing plan, eligible employees including Messrs. Simons, Malone, Langa, Tifft and Sepanik are eligible to receive 4% employer non-elective contributions and 1% employer match contributions.
In addition, the Company amended the Retirement Plan as of January 1, 2011 to require the Company to make special non-elective contributions under the plan on behalf of each employee affected by the discontinuance of benefit accruals under the Pension Plan who attains his 50th birthday on or before the first day of the year. The contribution for any year is equal to a percentage of the employee’s pensionable compensation paid in that year (the applicable percentage to be determined based on the employee’s age on the first day of that year): 3% if the employee’s age is between 50 and 54, 5.5% if the employee’s age is between 55 and 59, and 8% if the employee’s age is 60 or greater. The first such contributions were made with respect to compensation paid in 2011. Mr. Tifft is the only executive officer eligible for this special contribution. He was eligible for a special contribution equal to 8.0% of his pensionable compensation paid in 2015.
Nonqualified Deferred Compensation(1)

Name	Executive contributions in last Fiscal Year ($)	Registrant contributions in last Fiscal Year ($)	Aggregate earnings in last Fiscal Year ($)	Aggregate withdrawals/distributions ($)	Aggregate balance at last Fiscal Year End ($)
(a)	(b)	(c)	(d)	(e)	(f)
Richard L. Simons	22,255	58,805(2)	(2,645)	--	654,720(3)
James P. Langa	--	1,300(2)	48	--	2,265(3)

(1)	Reflects Mr. Simons’ and Mr. Langa’s participation in the Hardinge Inc. Non-Qualified Deferred Compensation Plan.

(2)	Amount is reflected in column (h) of the Summary Compensation Table.

(3)	Under the terms of the Hardinge Inc. Non-Qualified Deferred Compensation Plan, all contributions and investment earnings remain the property of the Company until distribution to the plan participant.
As of December 31, 2015, Messrs. Simons and Langa are the only executive officers participating in a supplemental executive retirement plan (SERP). Messrs. Simons and Langa currently participate in the Hardinge Inc. Non-Qualified Deferred Compensation Plan. (the “SERP Plan”) Under the terms of the SERP Plan, elective deferrals of compensation by Messrs. Simons and Langa are fully vested upon contribution of such funds. Contributions to the SERP Plan that are made by the Company for the benefit of Messrs. Simons and Langa become fully vested on January 1st of the fifth calendar year following the year in which the contribution is made, if made with respect to regular compensation, or January 1st of the fourth calendar year following the year in which the contribution is made, if made with respect to a bonus. The SERP Plan is an unfunded, nonqualified deferred compensation plan. It is administered by the Compensation Committee of the Board. Participants in the SERP Plan may elect to defer receipt of up to 80% of their regular compensation earned in a particular year and/or up to 100% of the bonus earned by them in a particular year. Generally, participants in the SERP Plan make deferral elections by submitting a deferral election form to the Compensation Committee on or before December 15th of the calendar year preceding the year in which the compensation is to be deferred. The Company has agreed to make a contribution for Mr. Simons equal to 20.5% of his 2016 base salary in excess of $265,000 plus 20.5% of any bonus earned in 2016. The Company has agreed to make a contribution for Mr. Langa equal to 5% of his 2016 base salary in excess of $265,000. Although SERP Plan contributions are invested in accordance with elections made by the plan participant, all contributions and investment earnings remain the property of the Company until distribution. Except in the case of a death of the participant while employed by the Company, in the event that the participant has a “separation from service” before some or all of the contribution made to the SERP Plan by the Company on behalf of the participant has vested, then the nonvested portion is immediately forfeited. In the case of death of the participant while employed by the Company, the nonvested portion of the Company contributions made on behalf of the participant become immediately fully vested. Payouts under the SERP Plan are structured to comply with Section 409A of the Internal Revenue Code.
In February 2016, the Company made a contribution of $29,476 to the SERP Plan on behalf of Mr. Simons under the terms of the SERP Plan. In February 2016, Mr. Simons did not defer any portion of the award received pursuant to the Company’s 2015 Cash Incentive Program. Mr. Langa received an award of $64,573 pursuant to the Company’s 2015 Cash Incentive Program. With respect to that award, Mr. Langa elected to defer $6,457 of such amount, which was subsequently contributed to the SERP Plan for his benefit.
Potential Payments Upon Termination or Change in Control
Effective March 7, 2011, the Company entered into new written employment contracts with Messrs. Simons, Malone, Langa and Tifft. These written employment contracts were subsequently amended effective as of February 14, 2012. The Company subsequently entered into an amended and restated employment agreement with Mr. Malone, effective December 16, 2013 in connection with Mr. Malone’s appointment as Vice President and Chief Financial Officer. Effective May 31, 2014, the Company entered into an employment agreement with Mr. Sepanik in connection with Mr. Sepanik’s appointment as Vice President-Workholding. The current effective term of each employment agreement is one year, with automatic, successive one-year extensions unless either party provides the other with 60 days’ prior notice of termination. In the case of a change of control (as such term is defined in the employment agreements), the term of each executive’s employment agreement will be automatically extended for a period of two years following the date of the change of control. If, prior to a change of control, an executive’s employment is terminated without cause or he resigns for good reason, he will be entitled to payments equal to his base salary for the greater of twelve (12) months or the remainder of the current term (eighteen (18) months in the case of Mr. Simons) and to continued employee benefits during such period to the extent the executive complies with certain customary post-employment obligations, including an obligation of confidentiality with respect to Company information; a prohibition against solicitation of employees, consultants and agents for a two-year period following such termination and a prohibition against competing with the Company for a period of one year following such termination. If an executive’s employment is terminated without cause or he resigns for good reason within twelve (12) months after a change of control, he will be entitled (i) to receive payments equal to one and one-half times (two times in the case of Mr. Simons) the sum of his base salary in effect immediately prior to his termination or resignation (or as in effect immediately prior to the change of control, if higher) and his average annual bonus for the three years preceding the change of control, and (ii) to participate, at the Company’s expense, in the Company’s welfare benefit plans for a period of eighteen (18) months (twenty-four (24) months in the case of Mr. Simons) following his resignation or termination. All payments for termination of employment based upon base salary will be paid ratably over the twelve (12) month, eighteen (18) month or twenty-four (24) month period, as applicable, except that a lump sum payment equal to the payments due for the first six (6) month period will be paid (and no other payments based upon base salary will be made for such period). Any payment based upon bonuses will be paid in a lump sum. Such cash payments are subject to reduction to the extent necessary to prevent any amounts or benefits due from being deemed “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code. In addition, under certain circumstances of termination, as more fully described in the tables below, some long term incentive awards become fully vested.
On November 18, 2015, the Company entered into Retention Bonus Agreements with Douglas J. Malone and William B. Sepanik (collectively, the “Retention Agreements”). The Retention Agreements were entered into as a consequence of the Company’s ongoing evaluation of strategic alternatives to enhance shareholder value, including a possible sale of the Company. Under the terms of the Retention Agreements, Messrs. Malone and Sepanik are each entitled to receive a retention bonus payable on November 18, 2016, provided that if Hardinge enters into a change of control transaction prior to November 18, 2016, then the retention bonus is payable on the one-year anniversary of the date of such change of control transaction. If Mr. Malone or Mr. Sepanik, as applicable, terminates employment with the Company prior to the date on which the retention bonus is otherwise payable, then he will forfeit his right to receive the retention bonus unless such termination is (i) without cause (at the discretion of the Company), (ii) a resignation by the applicable executive for good reason, or (iii) due to the applicable executive’s death or disability, in which case the retention bonus will be payable to the applicable executive within thirty (30) days of such termination. The amount of the retention bonus payable to Mr. Malone under his Retention Agreement is $100,000. The amount of the retention bonus payable to Mr. Sepanik under his Retention Agreement is $46,000.
The following tables summarize the value of the termination payments and benefits that our named executive officers would receive if they had terminated employment on December 31, 2015 under the circumstances shown. The tables exclude (i) amounts accrued through December 31, 2015 that would be paid in the normal course of continued employment, such as accrued but unpaid salary; (ii) benefits under the Pension Plan and SERP, which benefits are described under the caption “Pension Benefits”, none of which are enhanced or accelerated by any termination event; and (iii) termination arrangements generally available to all of the Company’s salaried employees.

Richard L. Simons

	Resignation Without Good Reason Prior to a Change of Control ($)	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination For Cause ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control(1) ($)
Cash Severance	--	--	--	--	696,000(2)	--	1,241,722(3)
Acceleration of Unvested Restricted Stock/Receipt of Earned Performance Shares (4)(5)	--	440,836	440,836	440,836	139,800	--	575,510
Health Coverage (6)	--	--	--	--	9,128	--	12,171
Funds in Supplemental Executive Retirement Plan(7)	--	654,720	--	--	--	--	--

(1)
Mr. Simons’ employment agreement reflects that if a termination of his employment occurs after the initial twelve month period following a change in control, then Mr. Simons is not eligible for any of the benefits associated with a termination following a change of control and, for purposes of the employment agreement, the termination is treated as if no change of control has occurred.

(2)	Amount equal to six months base salary is paid in a lump sum. The remainder, if applicable, is paid in installments commencing on the first payroll date after the expiration of six months.

(3)
Amount equal to six months base salary and the portion of the payment based on bonus is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(4)
Reflects 20,000 unvested restricted shares and a closing market price of $9.32 for the Company’s common stock and an award of performance share incentives issued in May 2011 and December 2012 with an aggregate target of 41,750 shares.

(5)
For awards under the Amended and Restated 2011 Stock Incentive Plan, under the terms of the applicable award agreements, unless the Company’s Compensation Committee exercises its discretion to allow vesting of an award of restricted stock, all of the restricted shares granted pursuant to an award will be forfeited in the event of a resignation for good reason prior to three years from the date of such award grant.

(6)
Under Mr. Simons’ employment agreement, he is entitled to eighteen months of health insurance coverage upon termination without cause or resignation for good reason, or twenty-four months of health insurance coverage if a termination without cause or resignation occurs after a change in control.

(7)
Amounts contributed to the plan that are made by the Company for the benefit of Mr. Simons become fully vested on January 1st of the fifth calendar year following the year in which the contribution is made, if made with respect to regular compensation, or January 1st of the fourth calendar year following the year in which the contribution is made, if made with respect to a bonus. Funds that are contributed by Mr. Simons to the plan are fully vested as of the time of contribution. In the event of death, all amounts deferred in the plan shall become fully vested.

Douglas J. Malone

	Resignation Without Good Reason Prior to a Change of Control ($)	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination For Cause ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control ($)(1)
Cash Severance	--	100,000(2)	100,000(2)	--	335,000(2)(3)	--	525,282(2)(4)
Acceleration of Unvested Restricted Stock/Receipt of Earned Performance Shares(5)(6)	--	65,784	65,784	65,784	24,465	--	88,540
Health Coverage (7)	--	--	--	--	16,017	--	24,026

(1)
Mr. Malone’s employment agreement reflects that if a termination of his employment occurs after the initial twelve month period following a change in control, then Mr. Malone is not eligible for any of the benefits associated with a termination following a change of control and, for purposes of the employment agreement, the termination is treated as if no change of control has occurred.

(2)
Amount reflects the retention bonus of $100,000 that is payable to Mr. Malone pursuant to the Retention Bonus Agreement, dated November 18, 2015 by and between the Company and Mr. Malone (the “Retention Agreement”). The Retention Agreement provides that the retention bonus is not payable to Mr. Malone in the case of termination of employment except for termination in the following cases: (i) termination without cause (at the discretion of the Company), (ii) a resignation by Mr. Malone for good reason, or (iii) termination due to Mr. Malone’s death or disability, in which case the retention bonus will be payable to Mr. Malone or his estate within thirty (30) days of such termination. If the Company enters into a change of control transaction prior to the retention bonus payment date (November 18, 2016), then the retention bonus is payable to Mr. Malone on the one-year anniversary of the date of such change of control transaction.

(3)	Amount equal to six months base salary is paid in a lump sum. The remainder, if applicable, is paid in installments commencing on the first payroll date after the expiration of six months.

(4)
Amount equal to six months base salary and the portion of the payment based on bonus is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(5)
Reflects 3,500 unvested restricted shares and a closing market price of $9.32 for the Company’s common stock and an award of performance share incentives issued in May 2011 and December 2012 with an aggregate target of 6,000 shares.

(6)
For awards under the Amended and Restated 2011 Stock Incentive Plan, under the terms of the applicable award agreements, unless the Company’s Compensation Committee exercises its discretion to allow vesting of an award of restricted stock, all of the restricted shares granted pursuant to an award will be forfeited in the event of a resignation for good reason prior to three years from the date of such award grant.

(7)
Under Mr. Malone’s employment agreement, he is entitled to twelve months of health insurance coverage upon termination without cause or resignation for good reason, or eighteen months of health insurance coverage if a termination without cause or resignation occurs after a change in control.

James P. Langa

	Resignation Without Good Reason Prior to a Change of Control ($)	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination For Cause ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control(1) ($)
Cash Severance	--	--	--	--	292,000(2)	--	547,218(3)
Acceleration of Unvested Restricted Stock/Receipt of Earned Performance Shares (4)(5)	--	175,837	175,837	175,837	69,900	--	239,990
Health Coverage (6)	--	--	--	--	6,085	--	9,128
Funds in Supplemental Executive Retirement Plan(7)	--	2,265	--	--	--	--	--

(1)
Mr. Langa’s employment agreement reflects that if a termination of his employment occurs after the initial twelve month period following a change in control, then Mr. Langa is not eligible for any of the benefits associated with a termination following a change of control and, for purposes of the employment agreement, the termination is treated as if no change of control has occurred.

(2)	Amount equal to six months base salary is paid in a lump sum. The remainder, if applicable, is paid in installments commencing on the first payroll date after the expiration of six months.

(3)
Amount equal to six months base salary and the portion of the payment based on bonus is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(4)
Reflects 10,000 unvested restricted shares and a closing market price of $9.32 for the Company’s common stock and an award of performance share incentives issued in May 2011 and December 2012 with an aggregate target of 15,750 shares.

(5)
For awards under the Amended and Restated 2011 Stock Incentive Plan, under the terms of the applicable award agreements, unless the Company’s Compensation Committee exercises its discretion to allow vesting of an award of restricted stock, all of the restricted shares granted pursuant to an award will be forfeited in the event of a resignation for good reason prior to three years from the date of such award grant.

(6)
Under Mr. Langa’s employment agreement, he is entitled to twelve months of health insurance coverage upon termination without cause or resignation for good reason, or eighteen months of health insurance coverage if a termination without cause or resignation occurs after a change in control.

(7)
Amounts contributed to the plan that are made by the Company for the benefit of Mr. Langa become fully vested on January 1st of the fifth calendar year following the year in which the contribution is made, if made with respect to regular compensation, or January 1st of the fourth calendar year following the year in which the contribution is made, if made with respect to a bonus. Funds that are contributed by Mr. Langa to the plan are fully vested as of the time of contribution. In the event of death, all amounts deferred in the plan shall become fully vested.

Douglas C. Tifft

	Resignation Without Good Reason Prior to a Change of Control ($)	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination For Cause ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control(1) ($)
Cash Severance	--	--	--	--	203,000(2)	--	367,273(3)
Acceleration of Unvested Restricted Stock/Receipt of Earned Performance Shares (4)	--	102,287	102,287	102,287	31,455	--	132,810
Life Insurance(5)	--	327,488	163,111	163,111	--	--	--
Health Coverage(6)	--	--	--	--	16,017	--	24,026

(1)
Mr. Tifft’s employment agreement reflects that if a termination of his employment occurs after the initial twelve month period following a change in control, then Mr. Tifft is not eligible for any of the benefits associated with a termination following a change of control and, for purposes of the employment agreement, the termination is treated as if no change of control has occurred.

(2)	Amount equal to six months base salary is paid in a lump sum. The remainder, if applicable, is paid in installments commencing on the first payroll date after the expiration of six months.

(3)
Amount equal to six months base salary and the portion of the payment based on bonus is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(4)
Reflects 4,500 unvested restricted shares and a closing market price of $9.32 for the Company’s common stock and an award of performance share incentives issued in May 2011 and December 2012 with an aggregate target of 9,750 shares.

(5)
The Company is the owner and beneficiary of two life insurance policies insuring the life of Mr. Tifft. Pursuant to an agreement between Mr. Tifft and the Company, upon Mr. Tifft’s death, all proceeds are payable to Mr. Tifft’s beneficiaries. Upon Mr. Tifft’s retirement or disability, he is entitled to the policies or the cash value of the policies.

(6)
Under Mr. Tifft’s employment agreement, he is entitled to twelve months of health insurance coverage upon termination without cause or resignation for good reason, or eighteen months of health insurance coverage if a termination without cause or resignation occurs after a change in control.

William B. Sepanik

	Resignation Without Good Reason Prior to a Change of Control ($)	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination For Cause ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control(1) ($)
Cash Severance	--	46,000(2)	46,000(2)	--	228,000(2)(3)	--	355,928(2)(4)
Acceleration of Unvested Restricted Stock/Receipt of Earned Performance Shares(5)	--	7,401	7,401	7,401	--	--	27,960
Health Coverage(6)	--	--	--	--	16,017	--	24,026

(1)
Mr. Sepanik’s employment agreement reflects that if a termination of his employment occurs after the initial twelve month period following a change in control, then Mr. Sepanik is not eligible for any of the benefits associated with a termination following a change of control and, for purposes of the employment agreement, the termination is treated as if no change of control has occurred.

(2)
Amount reflects the retention bonus of $46,000 that is payable to Mr. Sepanik pursuant to the Retention Bonus Agreement, dated November 18, 2015 by and between the Company and Mr. Sepanik (the “Retention Agreement”). The Retention Agreement provides that the retention bonus is not payable to Mr. Sepanik in the case of termination of employment except for termination in the following cases: (i) termination without cause (at the discretion of the Company), (ii) a resignation by Mr. Sepanik for good reason, or (iii) termination due to Mr. Sepanik’s death or disability, in which case the retention bonus will be payable to Mr. Sepanik or his estate within thirty (30) days of such termination. If the Company enters into a change of control transaction prior to the retention bonus payment date (November 18, 2016), then the retention bonus is payable to Mr. Sepanik on the one-year anniversary of the date of such change of control transaction.

(3)	Amount equal to six months base salary is paid in a lump sum. The remainder, if applicable, is paid in installments commencing on the first payroll date after the expiration of six months.

(4)
Amount equal to six months base salary and the portion of the payment based on bonus is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(5)
Reflects 1,500 unvested restricted shares and a closing market price of $9.32 for the Company’s common stock and an award of performance share incentives issued in December 2013 with an aggregate target of 1,500 shares.

(6)
Under Mr. Sepanik’s employment agreement, he is entitled to twelve months of health insurance coverage upon termination without cause or resignation for good reason, or eighteen months of health insurance coverage if a termination without cause or resignation occurs after a change in control.

Director Compensation
The Company’s compensation arrangements in effect during 2015 for directors who are not also full-time employees of the Company were as follows:

Director Fees
$60,000 per year, $45,000 of which was paid in shares of the Company’s Common Stock and $15,000 of which is paid in shares or cash, at the director’s election. Entire fee is paid at the beginning of the year.

Non-Executive Chairman Fees(1)	$18,000 per year, which was paid out at the beginning of the year.
Committee Chair Fees	$10,000 per year for the Chairman of the Audit Committee; $6,000 per year for the Chairman of other committees. Entire fee was paid at the beginning of the year.
Meeting Fees	$1,500 for each board meeting attended; $1,000 for each committee meeting attended.

(1)During a portion of 2015, John J. Perrotti served as Lead Independent Director until such time in 2015 as he was designated to serve as the Non-Executive Chairman of the Board of Directors. The fees paid (on an annual basis) for service as the Lead Independent Director and the Non-Executive Chairman of the Board of Directors were the same. Accordingly, Mr. Perrotti received a total of $18,000 in 2015 for his service as Lead Independent Director for a portion of 2015 and for his service as Non-Executive Chairman of the Board of Directors for the remaining period in 2015.

The Board of Directors previously determined that, commencing in 2016, all compensation paid to non-employee directors will be paid in shares of the Company’s Common Stock to more closely align such compensation with the Company’s performance. Accordingly, for the Company’s fiscal year ending December 31, 2016, non-employee directors are compensated as follows:

Director Fees	$95,000 per year payable in shares of the Company’s Common Stock in quarterly installments.
Non-Executive Chairman Fees	$18,000 per year payable in shares of the Company’s Common Stock in quarterly installments.
Committee Chair Fees
$10,000 per year for the Chairman of the Audit Committee; $6,000 per year for the Chairman of other committees. All Committee Chair fees are payable in shares of the Company’s Common Stock in quarterly installments.

Meeting Fees	None.

Effective as of November 1, 2015, the Board of Directors adopted the Hardinge Inc. Deferred Compensation Plan for Directors (the “Director Plan”) which allows members of the Board of Directors to defer to a future date the receipt of their director compensation. The Director Plan is intended to constitute an unfunded plan for deferred compensation and to the extent a Director has elected to defer the payment of director compensation, such Director will not have any rights that are greater than those of a general creditor of the Company.

The following table presents the compensation provided by Hardinge to non-employee directors for the fiscal year ended December 31, 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Douglas A. Greenlee(2)	$59,008	$44,992	$104,000
J. Philip Hunter(3)	$53,008	$44,992	$98,000
Robert J. Lepofsky	$42,504	$59,996	$102,500
John J. Perrotti	$71,008	$44,992	$116,000
Mitchell I. Quain	$38,004	$59,996	$98,000
Benjamin L. Rosenzweig	$7,500	$14,993	$22,493
R. Tony Tripeny	$60,008	$44,992	$105,000

(1)
Represents the aggregate grant date fair value of stock awards determined in accordance with FASB ASC Topic 718. The number of shares awarded to each director in 2015 is as follows: Mr. Greenlee, 3,892; Mr. Hunter, 3,892; Mr. Lepofsky, 5,190; Mr. Perrotti, 3,892; Mr. Quain, 5,190; Mr. Rosenzweig, 1,516 and Mr. Tripeny, 3,892.

(2)	Mr. Greenlee resigned as a director of the Company, effective as of March 24, 2016.

(3)	Includes $12,000 paid to Mr. Hunter for his service as Corporate Secretary.

Non-employee directors receive no other form of compensation such as stock option awards, incentive pay, or retirement benefits. They are reimbursed for expenses (including costs of travel, food and lodging) incurred in attending Board, committee and shareholder meetings and also reimbursed for reasonable expenses associated with other Hardinge business activities. Hardinge also pays premiums on directors’ and officers’ liability insurance policies covering directors.
Compensation Risk Assessment
The Compensation Committee, at its meeting of February 8, 2016, considered the Company’s compensation policies and practices and concluded that they are not reasonably likely to have a material adverse effect on the Company.
Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure in this Annual Report pursuant to the rules and regulations promulgated by the SEC.

Compensation Committee Report
The Compensation Committee of the Board of Directors oversees the executive compensation programs of Hardinge on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with Hardinge’s management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A and to be included in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders.
Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A and that it also be included in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders.
Members of the Compensation Committee:

Robert J. Lepofsky (Chair)
Mitchell I. Quain
R. Tony Tripeny

This report shall not be deemed to be incorporated by reference by any general statement incorporating this Annual Report on Form 10-K/A by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, and shall not otherwise be deemed to be filed under such acts.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners
Paragraphs (a) and (b) below set forth information about the beneficial ownership of Hardinge’s common stock. Unless otherwise indicated, the persons named have sole voting and investment power with respect to the shares listed.

(a)	To the knowledge of Hardinge’s management, the following owned 5% or more of Hardinge’s outstanding shares of common stock as of April 18, 2016:

Name and Address Of Beneficial Owner	Shares Owned and Nature of Beneficial Ownership	Percent of Class
Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	1,000,905(1)	7.8%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	970,908(2)	7.5%

Privet Fund Management, LLC 79 West Paces Ferry Road, Suite 200B Atlanta, GA 30305	964,040(3)	7.5%

Franklin Resources, Inc. One Franklin Parkway San Mateo, CA 94403	910,900(4)	7.1%

Ariel Investments, LLC 200 E. Randolph Drive, Suite 2900 Chicago, IL 60601	696,780 (5)	5.4%

(b) To the knowledge of management, the number of shares of Hardinge’s common stock owned by the directors, by certain executive officers, and by all such directors and executive officers as a group, as of April 18, 2016, is as follows:

Name	Shares Owned and Nature of Beneficial Ownership(6)(7)(8)	Percent of Class(9)
Directors
J. Philip Hunter	59,000	—
Robert J. Lepofsky	26,146	—
John J. Perrotti	43,361	—
Mitchell I. Quain	47,808(10)	—
Benjamin L. Rosenzweig	6,088	—
R. Tony Tripeny	15,652	—
Executive Officers
(*also serves as director)
Richard L. Simons*	97,589	—
Douglas J. Malone	7,821	—
James P. Langa	25,633	—
Douglas C. Tifft	54,728	—
William B. Sepanik	1,500	—

All directors and executive officers as a Group (eleven persons)	385,326	3.0%

(1)
Based upon information reported on a Schedule 13G/A filed with the Securities and Exchange Commission on January 13, 2016 by Royce & Associates, LLC, identifying Royce & Associates, LLC as the beneficial owner of, and having sole voting power and sole dispositive power with respect to 1,000,905 shares.

(2)
Based upon information reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2016 by Dimensional Fund Advisors LP, identifying Dimensional Fund Advisors LP as the beneficial owner of, and having sole dispositive power with respect to 970,908 shares and as having sole voting power with respect to 939,498 shares.

(3)
Based upon information reported on Schedule 13D/A filed with the Securities and Exchange Commission on October 16, 2015 by Privet Fund Management LLC, Privet Fund, LP and Ryan Levenson, identifying (i) Privet Fund Management LLC and Ryan Levenson each as the beneficial owner of, and having shared dispositive power and shared voting power with respect to, 964,040 shares and (ii) Privet Fund, LP as the beneficial owner of, and having shared dispositive power and shared voting power with respect to, 916,942 shares. See also the disclosure in Item 10 “Directors, Executive Officers and Corporate Governance —Agreement with Privet Group” above for description of that certain Agreement, dated October 14, 2015, by and among Hardinge Inc., Privet Fund LP and Privet Fund Management LLC.

(4)
Based upon information reported on a Schedule 13G/A filed with the Securities and Exchange Commission on February 5, 2016 by Franklin Resources, Inc., Charles B. Johnson and Rupert H. Johnson, Jr. and Franklin Advisory Services, LLC, identifying each as a beneficial owner of 910,900 shares and identifying Franklin Advisory Services, LLC as having sole voting power and sole dispositive power with respect to such shares.

(5)
Based upon information reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 12, 2016 by Ariel Investments, LLC, identifying Ariel Investments, LLC as the beneficial owner of and having sole dispositive power with respect to 696,780 shares and having sole voting power with respect to 450,202 shares.

(6)
Includes shares of common stock, subject to forfeiture and restrictions on transfer, granted under Hardinge’s 2002 Incentive Stock Plan and under Hardinge’s Amended and Restated 2011 Incentive Stock Plan as well as options to purchase shares of common stock exercisable within 60 days issued under these plans. Mr. Simons has the right to purchase 33,000 shares pursuant to such options. All directors and executive officers as a group hold options to purchase 33,000 such shares.

(7)
Includes shares of Common Stock held by Vanguard Fiduciary Trust Company as the trustee of Hardinge’s Retirement Plan for the benefit of the members of the group, who may instruct the trustee as to the voting of such shares. If no instructions are received, the trustee votes the shares in the same proportion as it votes the shares for which instructions were received. The power to dispose of shares of Common Stock is also restricted by the provisions of the Plan. The trustee holds for the benefit of Messrs. Simons and Tifft, and all executive officers as a group, the equivalent of 493, 1,502, and 1,995 shares, respectively.

(8)
Does not include director compensation paid in the form of shares of Common Stock that is elected to be deferred by a director in accordance with the Hardinge Inc. Deferred Compensation Plan for Directors.

(9)	Unless otherwise indicated, does not exceed 1%.

(10)	Includes 1,000 shares in a trust of which Mr. Quain serves as co-trustee.

Equity Compensation Plan Information
The following table provides detail as of December 31, 2015 with respect to shares of our common stock that can be issued pursuant to our stock-based compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	33,000 shares(1)	$3.84	976,500 shares(2)
Equity compensation plans not approved by security holders	___	___	200,000 shares(3)
Total	33,000 shares	$3.84	1,176,500 shares

(1) Represents all of the shares are subject to option grants, which have all been awarded pursuant to the Company’s 2002 Incentive Stock Plan and the Company’s Amended and Restated 2011 Incentive Stock Plan.

(2) Represents all of the shares available for future issuance pursuant to the Company’s Amended and Restated 2011 Incentive Stock Plan (prior to taking into account any adjustments required under the share counting rules set forth in the Company’s Amended and Restated 2011 Incentive Stock Plan).

(3) Represents all of the shares that have been reserved for issuance pursuant to the Hardinge Inc. Deferred Compensation Plan for Directors which became effective on November 1, 2015 (the “Director Plan”). As of December 31, 2015, none of the units issuable pursuant to the Director Plan had been issued. According to the terms of the Director Plan, plan participants may defer the payment of fees paid by the Company in connection with such participant’s service as a director and participation in the Director Plan may involve the receipt of units to the extent a plan participant elects to receive his or her payment of fees in the form of shares of the Company’s common stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence.
Transactions with Related Persons
The Company recognizes that transactions between the Company and its directors or executives can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders. Therefore, as a general matter and in accordance with the Company’s Code of Conduct for Directors and Executive Officers and the Company’s Code of Ethics for the Chief Executive and Senior Financial Officers, it is the Company’s preference to avoid such transactions. Nevertheless, the Company recognizes that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of the Company. Therefore, the Company has adopted a formal policy which requires the Company’s Nominating and Governance Committee to review and, if appropriate, to approve or ratify any transactions in which a director, executive officer, or a family member thereof has a material interest. Pursuant to the policy, the Nominating and Governance Committee will review any such transaction in which the Company is or will be a participant and the amount involved exceeds $100,000. After its review the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Committee determines in good faith.
Director Independence
The Board makes an annual determination regarding the independence of each of our directors. The Board has determined that, as of January 1, 2016, Messrs. Hunter, Lepofsky, Perrotti, Quain, Rosenzweig and Tripeny are “independent” within the meaning of the rules of all applicable laws and regulations.
The Board determined that Mr. Simons is not independent because he is an executive officer of Hardinge.
Each member of the Board’s Audit, Compensation and Nominating and Governance Committees is independent within the meaning of all applicable laws and regulations.

Item 14.	Principal Accounting Fees and Services.
Independent Auditor Information
The Company incurred the following fees for services performed by Ernst & Young LLP in 2015 and 2014:

	2015	2014
Audit Fees(1)	$1,106,845	$1,137,773
Audit Related Fees(2)	16,069	16,342
All Other Fees(3)	3,885	2,155
Total	$1,126,799	$1,156,270

(1)    Audit fees are comprised of professional services rendered in connection with the audit of the Company’s annual financial statements, the audit of internal control over financial reporting, the reviews of the Company’s quarterly reports on Form 10-Q, statutory audits of Hardinge’s foreign jurisdiction subsidiaries, and services relating to SEC filing matters.

(2)    Consists of professional services rendered in connection with audits performed with respect to certain pension plans of a subsidiary of Hardinge.

(3)    Consists of all other products and services provided other than the services reported under Audit Fees, Audit Related Fees and Tax Fees.

The Audit Committee has the sole and direct authority to engage, appoint and replace other independent auditors. In addition, every engagement of Ernst & Young LLP to perform audit or non-audit services on behalf of the Company or any of its subsidiaries requires pre-approval from the Audit Committee before Ernst & Young LLP is engaged to provide those services. As a result, for 2015 and 2014, the Audit Committee approved all services performed by Ernst & Young LLP on behalf of the Company and its subsidiaries.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(b)    Exhibits.

(b)	Exhibits previously filed in the Original Form 10-K are supplemented by exhibits required referenced below.

Exhibit No.	Exhibit Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

April 28, 2016	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HARDINGE INC.
Registrant

April 28, 2016	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

April 28, 2016	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

April 28, 2016	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)

April 28, 2016	By:	/s/ J. Philip Hunter
Date		J. Philip Hunter
Director and Secretary

April 28, 2016	By:	/s/ Robert J. Lepofsky
Date		Robert J. Lepofsky
Director

April 28, 2016	By:	/s/ John J. Perrotti
Date		John J. Perrotti
Director

April 28, 2016	By:	/s/ Mitchell I. Quain
Date		Mitchell I. Quain
Director

April 28, 2016	By:	/s/ Benjamin Rosenzweig
Benjamin Rosenzweig
Director

April 28, 2016	By:	/s/ R. Tony Tripeny
Date		R. Tony Tripeny
Director