Form 10-Q
period 2016-03-31
HARDINGE INC
filed 2016-05-10
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of April 29, 2016 there were 12,869,771 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$29,285	$32,774
Restricted cash	2,163	2,192
Accounts receivable, net	49,940	56,945
Inventories, net	117,131	110,232
Other current assets	10,496	9,314
Total current assets	209,015	211,457

Property, plant and equipment, net	62,312	62,025
Goodwill	6,619	6,620
Other intangible assets, net	27,892	28,018
Other non-current assets	3,672	3,015
Total non-current assets	100,495	99,678
Total assets	$309,510	$311,135

Liabilities and shareholders’ equity
Notes payable to bank	$3,177	$—
Accounts payable	24,523	24,696
Accrued expenses	24,032	27,964
Customer deposits	17,932	19,845
Accrued income taxes	1,489	1,919
Deferred income taxes	2,385	2,164
Current portion of long-term debt	5,456	5,621
Total current liabilities	78,994	82,209

Long-term debt	5,376	5,985
Pension and postretirement liabilities	56,811	57,322
Deferred income taxes	1,225	1,121
Other liabilities	3,476	3,393
Total non-current liabilities	66,888	67,821
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; 12,861,674 issued and outstanding as of March 31, 2016, and 12,856,716 issued and 12,838,227 outstanding as of December 31, 2015)	128	128
Additional paid-in capital	120,539	120,524
Retained earnings	87,866	89,368
Treasury shares (at cost, none as of March 31, 2016, and 18,489 as of December 31, 2015)	—	(202)
Accumulated other comprehensive loss	(44,905)	(48,713)
Total shareholders’ equity	163,628	161,105
Total liabilities and shareholders’ equity	$309,510	$311,135

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Sales	$67,822	$69,128
Cost of sales	45,078	47,273
Gross profit	22,744	21,855

Selling, general and administrative expenses	20,593	19,600
Research & development	3,287	3,607
Restructuring	200	—
Other (income) expense, net	(91)	65
Loss from operations	(1,245)	(1,417)

Interest expense	153	157
Interest income	(67)	(17)
Loss before income taxes	(1,331)	(1,557)
Income taxes	(86)	(149)
Net loss	$(1,245)	$(1,408)

Per share data:
Basic loss per share:	$(0.10)	$(0.11)

Diluted loss per share:	$(0.10)	$(0.11)

Cash dividends declared per share:	$0.02	$0.02

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net loss	$(1,245)	$(1,408)
Other comprehensive income:
Foreign currency translation adjustments	3,739	1,332
Retirement plans related adjustments	(273)	511
Unrealized gain on cash flow hedges	165	375
Other comprehensive income before tax	3,631	2,218
Income tax (benefit) expense	(177)	1,164
Other comprehensive income, net of tax	3,808	1,054
Total comprehensive income (loss)	$2,563	$(354)

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(1,245)	$(1,408)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,017	2,338
Debt issuance costs amortization	32	34
Deferred income taxes	(255)	(64)
(Gain) loss on sale of assets	(13)	8
Unrealized foreign currency transaction (gain) loss	(225)	1,309
Changes in operating assets and liabilities:
Accounts receivable	7,613	6,640
Inventories	(4,851)	(4,821)
Other assets	(595)	(2,629)
Accounts payable	(514)	2,083
Customer deposits	(2,170)	3,378
Accrued expenses	(5,177)	(3,021)
Accrued pension and postretirement liabilities	(20)	(34)
Net cash (used in) provided by operating activities	(5,403)	3,813

Investing activities
Capital expenditures	(436)	(699)
Proceeds from sales of assets	32	—
Net cash used in investing activities	(404)	(699)

Financing activities
Proceeds from short-term notes payable to bank	18,172	10,212
Repayments of short-term notes payable to bank	(14,995)	(10,088)
Repayments of long-term debt	(1,010)	(1,458)
Dividends paid	(274)	(255)
Net cash provided by (used in) financing activities	1,893	(1,589)

Effect of exchange rate changes on cash	425	482
Net (decrease) increase in cash	(3,489)	2,007

Cash and cash equivalents at beginning of period	32,774	16,293

Cash and cash equivalents at end of period	$29,285	$18,300

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2016.

In the first quarter of 2015, the Company recorded an out of period adjustment to correct finished goods inventory in the amount of $0.7 million that is related to periods beginning in 2013. This adjustment, which was in the Aftermarket Tooling and Accessories Segment, was to correct for costs that were not properly released from inventory as the product was sold. The Company assessed the impact of this adjustment and concluded that it is not material to previously reported financial statements. The Company also determined that the adjustment was not expected to be material to the full year in 2015, but was material to the first quarter.

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the current presentation. In order to provide greater clarity on investments in research and development, these expenses have been reclassified from Cost of Sales to Operating Expenses where the costs are identified as Research and development, a separate line item.

NOTE 2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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
MARCH 31, 2016

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	March 31, 2016		December 31, 2015		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$29,285	$29,285	$32,774	$32,774	Level 1
Restricted cash	2,163	2,163	2,192	2,192	Level 1
Foreign currency forward contracts	454	454	163	163	Level 2
Liabilities:
Notes payable to bank	3,177	3,177	—	—	Level 2
Variable interest rate debt	10,832	10,832	11,606	11,606	Level 2
Foreign currency forward contracts	592	592	418	418	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of March 31, 2016 and December 31, 2015, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials and purchased components	$35,075	$34,438
Work-in-process	35,965	33,682
Finished products	46,091	42,112
Inventories, net	$117,131	$110,232

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other (income) expense, net” when the hedging relationship is deemed to be ineffective. As of March 31, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $35.2 million and $27.4 million, respectively. The Company expects that approximately $0.05 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of March 31, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $31.8 million and $38.5 million, respectively. For the three months ended March 31, 2016 and 2015, losses of $0.4 million and gains of $1.4 million, respectively, were recorded related to this type of

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other (income) expense, net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	March 31, 2016	December 31, 2015
Foreign currency forwards designated as hedges:
Other current assets	$215	$49
Accrued expenses	(249)	(222)
Foreign currency forwards not designated as hedges:
Other current assets	239	114
Accrued expenses	(343)	(196)
Foreign currency forwards, net	$(138)	$(255)

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Land, buildings and improvements	$84,159	$82,201
Machinery, equipment and fixtures	79,274	79,176
Office furniture, equipment and vehicles	22,787	22,689
Construction in progress	201	238
	186,421	184,304
Accumulated depreciation	(124,109)	(122,279)
Property, plant and equipment, net	$62,312	$62,025

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,620	$39,054
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2015	—	6,620	6,620

Goodwill	32,434	6,620	39,054
Currency translation adjustments	—	(1)	(1)
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at March 31, 2016	$—	$6,619	$6,619

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

The major components of intangible assets other than goodwill are as follows (in thousands):

	March 31, 2016	December 31, 2015
Gross amortizable intangible assets:
Technical know-how	$12,959	$12,956
Customer lists	9,009	9,011
Land rights	2,690	2,672
Patents, trade names, drawings, and other	4,353	4,393
Total gross amortizable intangible assets	29,011	29,032

Accumulated amortization:
Technical know-how	(6,988)	(6,833)
Customer lists	(1,424)	(1,315)
Land rights	(287)	(271)
Patents, trade names, drawings, and other	(3,389)	(3,406)
Total accumulated amortization	(12,088)	(11,825)
Amortizable intangible assets, net	16,923	17,207

Indefinite lived intangible assets:
Trade names	10,969	10,811

Intangible assets other than goodwill, net	$27,892	$28,018

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Amortization expense	$320	$451

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at the beginning of period	$3,802	$3,891
Warranties issued	373	969
Warranty settlement costs	(590)	(1,002)
Changes in accruals for pre-existing warranties	2	(13)
Currency translation adjustments	(66)	19
Balance at the end of period	$3,521	$3,864

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

NOTE 8.  RESTRUCTURING CHARGES

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

Restructuring charges are included in the "Restructuring " line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the three months ended March 31, 2016 and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Cost Recognized for Three Months Ended March 31, 2016	Cumulative Costs Recognized to Date
MMS Segment:
Employee termination costs	$255	$—	$255
Total MMS Segment	255	—	255
ATA Segment:
Employee termination costs	3,358	200	3,245
Facility exit costs	605	—	—
Other related costs	274	—	258
Total ATA Segment	4,237	200	3,503
Total:
Employee termination costs	3,613	200	3,500
Facility exit costs	605	—	—
Other related costs	274	—	258
Total Company	$4,492	$200	$3,758

The amounts accrued associated with the Program are included in "Accrued expenses" and "Pension and postretirement liabilities" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

	Segment		Total
	MMS	ATA
Balance at December 31, 2015	$167	$1,242	$1,409
Restructuring charges:
Employee termination costs	—	200	200
Total restructuring charges	—	200	200

Cash expenditures	(5)	(831)	(836)
Foreign currency translation adjustment	—	43	43
Balance at March 31, 2016	$162	$654	$816

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 6.5% for the three months ended March 31, 2016.

The tax years 2010 through 2015 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands, China and India), the tax years between 2008 and 2015 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At March 31, 2016, a liability of $2.1 million is recorded with respect to uncertain income tax positions, which includes related interest of $0.1 million. If recognized, essentially all of the uncertain tax positions and related interest at March 31, 2016 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these items is estimated to be up to $1.3 million.

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
MARCH 31, 2016

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

The recent draft FS identified alternative remedial actions with estimated life-cycle costs ranging from $0.9 million to $5.0 million. The Company’s portion of the potential costs is estimated to range from $0.1 million to $0.7 million. Based on the current estimated costs of the various remedial alternatives now under consideration by the EPA, a reserve of $0.3 million has been recorded for the Company’s share of remediation expenses at the Pond as of March 31, 2016. This reserve is reported as an Accrued expenses on the Consolidated Balance Sheets.

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

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2016 and 2015 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Service cost	$559	$493	$3	$3
Interest cost	1,672	1,673	19	19
Expected return on plan assets	(2,309)	(2,400)	—	—
Amortization of prior service credit	(63)	(80)	—	—
Amortization of transition asset	(77)	(21)	—	—
Amortization of actuarial loss (gain)	943	778	(14)	(13)
Net periodic cost	$725	$443	$8	$9

NOTE 12.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Restricted stock/unit awards (“RSA”)	$65	$111

There were no RSAs granted during the three months ended March 31, 2016, and 2015, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no Performance Share Incentives ("PSIs") granted during the three months ended March 31, 2016 and 2015, respectively. The deferred compensation

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of March 31, 2016 and December 31, 2015, are as follows:

	March 31, 2016		December 31, 2015
	RSAs	PSIs	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$275	$563	$349	$1,192

Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.12	1.84	1.20	1.16

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive income before reclassifications	3,739	(1,062)	212	2,889
Less (loss) income reclassified from AOCI	—	(789)	47	(742)
Net other comprehensive income	3,739	(273)	165	3,631
Income taxes	(44)	(152)	19	(177)
Ending balance, net of tax	$24,312	$(69,221)	$4	$(44,905)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

	Three Months Ended March 31, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive (loss) income before reclassifications	1,332	(153)	493	1,672
Less income (loss) reclassified from AOCI	—	(664)	118	(546)
Net other comprehensive (loss) income	1,332	511	375	2,218
Income taxes	1,155	(45)	54	1,164
Ending balance, net of tax	$26,090	$(64,014)	$177	$(37,747)

Details about reclassification out of AOCI for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2016	2015
Unrealized (loss) gain on cash flow hedges:
	$76	$129	Sales
	(29)	(11)	Other (income) expense, net
	47	118	Total before tax
	7	21	Income taxes
	$54	$139	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$63	$80	(a)
Amortization of transition asset	77	21	(a)
Amortization of actuarial loss	(929)	(765)	(a)
	(789)	(664)	Total before tax
	83	48	Income taxes
	$(706)	$(616)	Net of tax

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

	Three Months Ended March 31,
	2016	2015
Numerator for basic and diluted loss per share:
Net loss applicable to common shareholders	$(1,245)	$(1,408)

Denominator for basic and diluted loss per share:
Denominator for basic and diluted loss per share — weighted average shares	12,797	12,742

There is no dilutive effect of the restricted stock and stock options for both the three months ended March 31, 2016 and 2015 due to the net loss in these periods. There would have been 100,365 and 126,004 of these shares included in the diluted calculation for the three months ended March 31, 2016 and 2015, respectively, had there been earnings in these periods. Common stock equivalents of certain stock-based awards totaling 16,746 were excluded from the calculation of diluted loss per share for the three months ended March 31, 2015 as they were anti-dilutive.

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

	Three Months Ended March 31, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,272	$15,620	$(70)	$67,822
Depreciation and amortization	1,427	538		1,965
Segment (loss) income	(1,156)	1,854		698
Capital expenditures	291	145		436
Segment assets(1)	225,987	49,732		275,719

	Three Months Ended March 31, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,976	$16,227	$(75)	$69,128
Depreciation and amortization	1,624	600		2,224
Segment (loss) income	(909)	1,197		288
Capital expenditures	306	393		699
Segment assets(1)	236,762	53,612		290,374
____________________

(1)
Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

A reconciliation of segment income to consolidated loss from operations before income taxes for the three months ended March 31, 2016 and 2015 are as follows (in thousands):

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2016

	Three Months Ended March 31,
	2016	2015
Segment income	$698	$288
Unallocated corporate expense	(1,943)	(1,704)
Interest expense, net	(86)	(140)
Other unallocated expense	—	(1)
Loss before income taxes	$(1,331)	$(1,557)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	March 31, 2016	December 31, 2015
Total segment assets	$275,719	$274,334
Unallocated assets	33,791	36,801
Total assets	$309,510	$311,135

Unallocated assets include cash of $29.3 million and $32.8 million at March 31, 2016 and December 31, 2015, respectively.

NOTE 16.  NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an amended guidance on the balance sheet presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts while the recognition and measurement guidance for debt issuance costs is not affected. In August 2015, FASB subsequently issued an amended guidance to clarify debt issuance costs associated with a line-of-credit arrangement, which allow an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments are required to be applied retrospectively to all prior periods.

In January 2016, the Company adopted the guidance. As a result, the Company reclassified $0.07 million and $0.09 million debt issuance cost as of December 31, 2015 into Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, from Other current assets and Other non-current assets on the Consolidated Balance Sheets. Debt issuance costs associated with line-of-credit arrangements remained in the Other current assets and Other non-current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs of $0.06 million and $0.08 million are recorded as Other current assets and Other non-current assets respectively, and $0.07 million and $0.08 million were recorded as Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, on the balance sheet at March 31, 2016. The Company's debt issuance cost amortization was not affected by the adoption of the new guidance.
In March 2016, the FASB issued an amended guidance on improvements to employee share-based payment accounting. The guidance includes multiple provisions to simplify various aspects of the accounting for share-based payments. These amendments are expected to impact net income, EPS, and the statement of cash flows. In particular, the tax effects of all stock compensation awards will be included in income. The guidance is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted in any interim period, with all adjustments applied as of the beginning of the fiscal year of adoption. The Company is assessing the impact and method of adoption.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to attain an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 66% of our 2015 sales were to customers outside of North America, 70% of our 2015 products sold were manufactured outside of North America, and 69% of our employees as of December 31, 2015 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 35% of overall sales through the first quarter of 2016 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

For the three months ended March 31, 2016, foreign currency fluctuations resulted in unfavorable currency translation impact of approximately $1.9 million on sales when compared to the same period in 2015.

Results of Operations

Presented below is summarized selected financial data for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
Sales	$67,822	$69,128	$(1,306)	(2)%
Gross profit	22,744	21,855	889	4%
% of sales	33.5%	31.6%	1.9	pts.
Selling, general and administrative expenses	20,593	19,600	993	5%
% of sales	30.4%	28.4%	2.0	pts.
Research & development	3,287	3,607	(320)	(9)%
Restructuring	200	—	200	NM
Other (income) expense, net	(91)	65	(156)	(240)%
Loss from operations	(1,245)	(1,417)	172	(12)%
% of sales	(1.8)%	(2.0)%	0.2	pts.
Interest expense, net	86	140	(54)	(39)%
Loss before income taxes	(1,331)	(1,557)	226	(15)%
Income taxes	(86)	(149)	63	(42)%
Net loss	$(1,245)	$(1,408)	$163	(12)%
% of sales	(1.8)%	(2.0)%	0.2	pts.
NM--not meaningful

Sales.  The table below summarizes sales by each corresponding geographical region for the three months ended March 31, 2016 compared to the same period in 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Sales to customers in:
North America	$17,450	$26,305	$(8,855)	(34)%
Europe	23,843	22,929	914	4%
Asia and other	26,529	19,894	6,635	33%
Total	$67,822	$69,128	$(1,306)	(2)%

Sales for the three months ended March 31, 2016 were $67.8 million, which remained relatively flat when compared with the same period in 2015 after considering the impact of unfavorable foreign currency translation adjustments of approximately $1.9 million.

North America sales were $17.5 million during the three months ended March 31, 2016, a decrease of $8.9 million, or 34%, when compared to the same period in 2015. The decrease in sales was mainly the result of lower sales from the Metalcutting Machine Solutions segment as compared to the prior year due to lower demand for capital goods in that market, as also exhibited in industry published data.

Europe sales were $23.8 million during the three months ended March 31, 2016, an increase of $0.9 million, or 4%, when compared to the same period in 2015. Foreign currency translation adjustments resulted in an unfavorable impact of approximately of $0.8 million to sales, Excluding the foreign exchange impact, sales growth was $1.7 million or 7.4%. Virtually all of the increase was in the Metalcutting Machine Solutions segment.

Asia and other sales were $26.5 million during the three months ended March 31, 2016, an increase of $6.6 million, or 33%, when compared to the same period in 2015. Increased shipments for our turning and milling machines were responsible for the overall increase in sales, and was partially offset by the unfavorable translation impact from currency exchange rate fluctuations of $1.1 million. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China has continued to be subdued, Hardinge has been able to perform better in the market based upon targeting customer segments that provide better opportunities for growth.

Sales of machines accounted for approximately 65% of the consolidated sales for the three months ended March 31, 2016, compared to 63% for the same period in 2015. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 35% of the consolidated sales for the three months ended March 31, 2016, compared to 37% for the same period in 2015.

Gross Profit.  Gross profit was $22.7 million, or 33.5% of sales for the three months ended March 31, 2016, compared to $21.9 million, or 31.6% of sales for the same period in 2015. Gross profit and margin for the three months ended March 31, 2016 impacted by unfavorable product mix, partially offset by $0.2 million in savings from the Company’s 2015 restructuring actions, as well as the non-recurrence of an out of period inventory adjustment of $0.7 million recorded in the first quarter of 2015 at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $20.6 million, or 30.4% of net sales for the three months ended March 31, 2016, an increase of $1.0 million or 5%, compared to $19.6 million, or 28.4% of net sales for the three months ended March 31, 2015. The increase in SG&A expenses for the three months ended March 31, 2016 was driven by $1.2 million in increased commission expense based upon the mix of sales, in addition to $0.7 million associated with professional fees related to the Company’s strategic review process. Partially offsetting this increase was $0.6 million of favorable foreign currency translation impact, and $0.4 million in restructuring savings.

Research and Development Expenses.  Research and Development expenses were $3.3 million, or 4.8% of sales for the three months ended March 31, 2016, a decrease of 0.3 million or 8.9% compared to $3.6 million, or 5.2% of net sales for the three months ended March 31, 2015. $0.2 million of savings was a result of restructuring actions.

Other (Income)Expense, Net. (Income)/ Expense improved by $0.2 million to $0.1 million income for the three months ended March 31, 2016 primarily as a result of fluctuations in foreign currency exchange rates during the period as compared to the same period in 2015.

Loss from Operations Before Income Taxes.  As a result of the foregoing, loss from operations before income taxes was $1.3 million for the three months ended March 31, 2016, compared to a loss of $1.6 million for the same period in 2015.

Income Taxes.  The income tax benefit was $0.1 million for the three months ended March 31, 2016, compared to compared to an income tax benefit of $0.1 million for the same period in 2015. The effective tax rate was 6.5% for the three months ended March 31, 2016, compared to 9.6% for the same period in 2015, which differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Net Loss.  As a result of the foregoing, net loss for the three months ended March 31, 2016 was $1.2 million, or 1.8% of net sales, compared to $1.4 million, or 2.0% of net sales, for the same period in 2015. Both basic and diluted loss per share for the three months ended March 31, 2016 was $0.10, compared to $0.11 for the same period in 2015.

Business Segment Information — Comparison of the three months ended March 31, 2016 and 2015

Metalcutting Machine Solutions Segment ("MMS") (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Sales	$52,272	$52,976	$(704)	(1)%
Segment loss	(1,156)	(909)	(247)	27%

MMS sales were $52.3 million for the three months ended March 31, 2016, which remained relatively flat when compared with the same period in 2015 after considering the unfavorable impact of foreign currency translation adjustments. Sales of grinding machines increased as compared to the prior year, primarily offset by declines in turning and milling machine sales, combined with the aforementioned foreign currency impact.

Segment loss for the three months ended March 31, 2016 was $1.2 million, or 27% below prior year. The key driver was lower volume, and a leaner mix of grinding products.

Aftermarket Tooling and Accessories Segment ("ATA") (in thousands):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Sales	$15,620	$16,227	$(607)	(4)%
Segment income	1,854	1,197	657	55%

ATA sales for the three months ended March 31, 2016 were $15.6 million, a decrease of $0.6 million, or 4%, when compared to the corresponding period in 2015. The primary driver of the decline in sales was unfavorable foreign currency translation adjustments when compared to the same period in 2015.

Segment income for the three months ended March 31, 2016 was $1.9 million, a 55% increase from the prior year. The ATA segment experienced increased profitability as a result of $0.4 million in net savings from the restructuring programs, as well as improved product mix when compared to the same quarter in 2015, which was more than offset by an out of period inventory adjustment of $0.7 million at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold in 2015.

Segment Summary For the Three Months Ended March 31, 2016 and 2015(in thousands):

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,272	$15,620	$(70)	$67,822	$52,976	$16,227	$(75)	$69,128
Segment (loss) income	(1,156)	1,854		698	(909)	1,197		288
Unallocated corporate expense				(1,943)				(1,704)
Interest expense, net				(86)				(140)
Other unallocated expense				—				(1)
Loss before income taxes				$(1,331)				$(1,557)

Summary of Cash Flows for the Three Months Ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net cash (used in) provided by operating activities	$(5,403)	$3,813
Net cash used in investing activities	$(404)	$(699)
Net cash provided by (used in) financing activities	$1,893	$(1,589)

During the three months ended March 31, 2016, we used $5.4 million net cash from operating activities. The net cash used was driven by a net loss (as adjusted for depreciation and amortization expense as well as the impact of unrealized foreign currency transaction loss), a decrease in customer receivables due to the timing of sales and collection activity, and a decrease in accounts payable due to timing of purchases and payment activity and an increase in other assets related to advanced vendor payments for inventory. These cash inflows were partially offset by an increase in inventories based on orders and associated production levels, decrease in customer deposits due to timing of shipments and new orders received, a decrease in accrued expenses, primarily as a result of payment of annual bonuses as well as the payment of the annual Company contribution to the 401(k) Plan.

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

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2016. The primary use of cash was for capital expenditures during the period, which were made primarily for maintenance capital purchases.

Net cash used in investing activities was $0.7 million for the three months ended March 31, 2015. The primary use of cash was for capital expenditures, which were made primarily for maintenance capital purchases.

Net cash flow generated by financing activities was $1.9 million for the three months ended March 31, 2016. Cash generated was primarily attributable to $3.2 million of short-term borrows offset by $1.0 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.3 million.

Net cash flow used by financing activities was $1.6 million for the three months ended March 31, 2015. Cash used by financing activities was primarily driven by $1.5 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.3 million.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $78.3 million at March 31, 2016 and $77.2 million at December 31, 2015, of which $54.5 million and $54.1 million, respectively, can be borrowed for working capital needs. As of March 31, 2016 and December 31, 2015, $66.5 million and $69.8 million was available for borrowing under these respective arrangements, of which $48.7 million and $53.2 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $14.0 million and $11.6 million at March 31, 2016 and December 31, 2015, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of March 31, 2016, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs. During the three months ended March 31, 2016, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first three months of 2016. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2015 Annual Report on Form 10-K, as amended.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2016, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not Applicable.

Item 5.        Other Information.

None.

Item 6.	Exhibits.

3.1
Restated Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (File No. 001-34639))

3.2
Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (File No. 001-34639)).

3.3
Amended and Restated By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2015 (File No. 001-34639)).

3.4
Amendment to Amended and Restated By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2016 (File No. 001-34639)).

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

HARDINGE INC.
Registrant

May 10, 2016	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2016	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

May 10, 2016	By:	/s/ Edward J. Gaio
Date		Edward J. Gaio
Corporate Controller
(Principal Accounting Officer)