Form 10-Q
period 2016-06-30
HARDINGE INC
filed 2016-08-05
CIK 313716

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 29, 2016 there were 12,884,677 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$23,368	$32,774
Restricted cash	2,459	2,192
Accounts receivable, net	45,030	56,945
Inventories, net	118,146	110,232
Other current assets	11,081	9,314
Total current assets	200,084	211,457

Property, plant and equipment, net	60,424	62,025
Goodwill	6,590	6,620
Other intangible assets, net	27,484	28,018
Other non-current assets	3,642	3,015
Total non-current assets	98,140	99,678
Total assets	$298,224	$311,135

Liabilities and shareholders’ equity
Notes payable to bank	$228	$—
Accounts payable	22,534	24,696
Accrued expenses	23,869	27,964
Customer deposits	15,873	19,845
Accrued income taxes	1,688	1,919
Deferred income taxes	2,450	2,164
Current portion of long-term debt	4,930	5,621
Total current liabilities	71,572	82,209

Long-term debt	4,563	5,985
Pension and postretirement liabilities	55,352	57,322
Deferred income taxes	1,277	1,121
Other liabilities	3,318	3,393
Total non-current liabilities	64,510	67,821
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; 12,869,771 issued and outstanding as of June 30, 2016, and 12,856,716 issued and 12,838,227 outstanding as of December 31, 2015)	129	128
Additional paid-in capital	120,746	120,524
Retained earnings	87,752	89,368
Treasury shares (at cost, none as of June 30, 2016, and 18,489 as of December 31, 2015)	—	(202)
Accumulated other comprehensive loss	(46,485)	(48,713)
Total shareholders’ equity	162,142	161,105
Total liabilities and shareholders’ equity	$298,224	$311,135

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales	$70,186	$82,356	$138,007	$151,484
Cost of sales	46,633	55,394	91,711	102,667
Gross profit	23,553	26,962	46,296	48,817

Selling, general and administrative expenses	19,637	21,071	40,230	40,671
Research & development	3,369	3,498	6,656	7,105
Restructuring	226	—	426	—
Other expense (income), net	20	10	(72)	75
Income (loss) from operations	301	2,383	(944)	966

Interest expense	132	154	285	311
Interest income	(69)	(23)	(136)	(40)
Income (loss) before income taxes	238	2,252	(1,093)	695
Income tax expense	93	666	8	517
Net Income (loss)	$145	$1,586	$(1,101)	$178

Per share data:
Basic earnings (loss) per share:	$0.01	$0.12	$(0.09)	$0.01

Diluted earnings (loss) per share:	$0.01	$0.12	$(0.09)	$0.01

Cash dividends declared per share:	$0.02	$0.02	$0.04	$0.04

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income (loss)	$145	$1,586	$(1,101)	$178
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,840)	4,196	899	5,528
Retirement plans related adjustments	1,575	(522)	1,302	(11)
Unrealized gain on cash flow hedges	(33)	(57)	132	318
Other comprehensive (loss) income before tax	(1,298)	3,617	2,333	5,835
Income tax expense (benefit)	282	(333)	105	831
Other comprehensive (loss) income, net of tax	(1,580)	3,950	2,228	5,004
Total comprehensive (loss) income	$(1,435)	$5,536	$1,127	$5,182

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Operating activities
Net (loss) income	$(1,101)	$178
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,098	4,567
Debt issuance costs amortization	66	67
Deferred income taxes	(119)	(260)
(Gain) on sale of assets	(4)	(2)
Unrealized foreign currency transaction (gain) loss	(116)	1,185
Changes in operating assets and liabilities:
Accounts receivable	11,826	6,683
Inventories	(7,720)	(8,467)
Other assets	(1,661)	(1,065)
Accounts payable	(2,170)	5,097
Customer deposits	(3,886)	3,420
Accrued expenses	(5,211)	(799)
Accrued pension and postretirement liabilities	(41)	(57)
Net cash (used in) provided by operating activities	(6,039)	10,547

Investing activities
Capital expenditures	(992)	(1,993)
Proceeds from sales of assets	37	11
Net cash used in investing activities	(955)	(1,982)

Financing activities
Proceeds from short-term notes payable to bank	28,871	13,706
Repayments of short-term notes payable to bank	(28,643)	(13,706)
Repayments of long-term debt	(2,271)	(2,364)
Dividends paid	(536)	(525)
Purchases of treasury stock	—	(201)
Net cash used in financing activities	(2,579)	(3,090)

Effect of exchange rate changes on cash	167	1,010
Net (decrease) increase in cash	(9,406)	6,485

Cash and cash equivalents at beginning of period	32,774	16,293

Cash and cash equivalents at end of period	$23,368	$22,778

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2016.

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
JUNE 30, 2016

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	June 30, 2016		December 31, 2015		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$23,368	$23,368	$32,774	$32,774	Level 1
Restricted cash	2,459	2,459	2,192	2,192	Level 1
Foreign currency forward contracts	835	835	163	163	Level 2
Liabilities:
Notes payable to bank	228	228	—	—	Level 2
Variable interest rate debt	9,493	9,493	11,606	11,606	Level 2
Foreign currency forward contracts	364	364	418	418	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured using models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of June 30, 2016 and December 31, 2015, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials and purchased components	$34,517	$34,438
Work-in-process	36,616	33,682
Finished products	47,013	42,112
Inventories, net	$118,146	$110,232

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense (income), net” when the hedging relationship is deemed to be ineffective. As of June 30, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $51.3 million and $27.4 million, respectively. The Company expects that approximately $0.1 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of June 30, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $29.9 million and $38.5 million, respectively. For the three months ended June 30, 2016 and 2015, gains of $0.4 million and $0.2 million, respectively, were recorded related to this type of derivative financial instrument. For the six months ended June 30, 2016 and 2015, losses of $0.02 million and gains of $1.6 million, respectively,

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

were recorded related to this type of derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense (income), net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency forwards designated as hedges:
Other current assets	$329	$49
Accrued expenses	(229)	(222)
Foreign currency forwards not designated as hedges:
Other current assets	506	114
Accrued expenses	(135)	(196)
Foreign currency forwards, net	$471	$(255)

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Land, buildings and improvements	$83,340	$82,201
Machinery, equipment and fixtures	78,604	79,176
Office furniture, equipment and vehicles	22,631	22,689
Construction in progress	176	238
	184,751	184,304
Accumulated depreciation	(124,327)	(122,279)
Property, plant and equipment, net	$60,424	$62,025

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,620	$39,054
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2015	—	6,620	6,620

Goodwill	32,434	6,620	39,054
Currency translation adjustments	—	(30)	(30)
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at June 30, 2016	$—	$6,590	$6,590

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

The major components of intangible assets other than goodwill are as follows (in thousands):

	June 30, 2016	December 31, 2015
Gross amortizable intangible assets:
Technical know-how	$12,949	$12,956
Customer lists	8,991	9,011
Land rights	2,610	2,672
Patents, trade names, drawings, and other	4,339	4,393
Total gross amortizable intangible assets	28,889	29,032

Accumulated amortization:
Technical know-how	(7,137)	(6,833)
Customer lists	(1,528)	(1,315)
Land rights	(291)	(271)
Patents, trade names, drawings, and other	(3,418)	(3,406)
Total accumulated amortization	(12,374)	(11,825)
Amortizable intangible assets, net	16,515	17,207

Indefinite lived intangible assets:
Trade names	10,969	10,811

Intangible assets other than goodwill, net	$27,484	$28,018

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization expense	$320	$451	$640	$902

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at the beginning of period	$3,521	$3,864	$3,802	$3,891
Warranties issued	709	430	1,081	1,399
Warranty settlement costs	(557)	(446)	(1,147)	(1,448)
Changes in accruals for pre-existing warranties	62	88	64	75
Currency translation adjustments	89	101	24	120
Balance at the end of period	$3,824	$4,037	$3,824	$4,037

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

NOTE 8.  RESTRUCTURING CHARGES

On August 4, 2015, the Company's Board of Directors approved a strategic restructuring program (the "Program") with the goals of streamlining the Company's cost structure, increasing operational efficiencies and improving shareholder returns. This Program consists of the consolidation of certain facilities and restructuring of certain business units and is expected to incur one-time costs of $4.3 million. The restructuring Program is now substantially complete, with the exception of $0.3 million of certain costs in our German subsidiary associated with the remaining four months of a facility lease, recruiting expenses and other professional fees. The Program is expected to provide annualized savings of approximately $4.5 million.

Restructuring charges are included in the "Restructuring " line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the three and six months ended June 30, 2016 and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Cost Recognized for Three Months Ended June 30, 2016	Cost Recognized for Six Months Ended June 30, 2016	Cumulative Costs Recognized to Date
MMS Segment:
Employee termination costs	$260	$—	$—	$255
Other related costs	—	—	—	—
Total MMS Segment	260	—	—	255
ATA Segment:
Employee termination costs	3,323	69	269	3,314
Facility exit costs	203	—	—	—
Other related costs	539	157	157	415
Total ATA Segment	4,065	226	426	3,729
Total:
Employee termination costs	3,583	69	269	3,569
Facility exit costs	203	—	—	—
Other related costs	539	157	157	415
Total Company	$4,325	$226	$426	$3,984

There were no costs recognized under the Program for the three and six months ended June 30, 2015. The amounts accrued associated with the Program are included in "Accrued expenses" and "Pension and postretirement liabilities" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

	Segment		Total
	MMS	ATA
Balance at December 31, 2015	$167	$1,242	$1,409
Restructuring charges:
Employee termination costs	—	269	269
Other related costs	—	157	157
Total restructuring charges for the period	—	426	426

Cash expenditures	(10)	(1,173)	(1,183)
Foreign currency translation adjustment	—	41	41
Balance at June 30, 2016	$157	$536	$693

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 39.1% and (0.7)% for the three and six months ended June 30, 2016.

The tax years 2010 through 2015 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands, China and India), the tax years between 2008 and 2015 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At June 30, 2016, a liability of $2.1 million is recorded with respect to uncertain income tax positions, which includes related interest of $0.1 million. If recognized, essentially all of the uncertain tax positions and related interest at June 30, 2016 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these items is estimated to be up to $1.3 million.

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
JUNE 30, 2016

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

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRPs submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRPs submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. The final FS was submitted on July 18, 2016.

The EPA has been preparing a Proposed Remedial Action Plan based upon the final FS, Alternative 3 (Capping), which cost is currently estimated at $1.92 million, of which the Company under current circumstances would be responsible for an estimated $0.3 million which has been reserved and reported as an Accrued expense on the Consolidated Balance Sheets.

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

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2016 and 2015 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service cost	$569	$498	$3	$3
Interest cost	1,676	1,678	19	18
Expected return on plan assets	(2,328)	(2,413)	—	—
Amortization of prior service credit	(64)	(82)	—	—
Amortization of transition asset	(79)	(21)	—	—
Amortization of actuarial loss (gain)	957	784	(14)	(12)
Net periodic cost	$731	$444	$8	$9

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$1,128	$991	$6	$6
Interest cost	3,348	3,351	38	37
Expected return on plan assets	(4,637)	(4,813)	—	—
Amortization of prior service credit	(127)	(162)	—	—
Amortization of transition asset	(156)	(42)	—	—
Amortization of actuarial loss (gain)	1,900	1,562	(28)	(25)
Net periodic cost	$1,456	$887	$16	$18

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

NOTE 12.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restricted stock/unit awards (“RSA”)	$58	$90	$123	$201
Performance share incentives (“PSI”)	—	(62)	—	(62)
Total stock based compensation	$58	$28	$123	$139

There were no RSAs granted during the six months ended June 30, 2016, and 2015, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no Performance Share Incentives ("PSIs") granted during the six months ended June 30, 2016 and 2015, respectively. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of June 30, 2016 and December 31, 2015, are as follows:

	June 30, 2016		December 31, 2015
	RSAs	PSIs	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$226	$564	$349	$1,192

Expected weighted-average recognition period for unrecognized compensation cost (in years)	0.87	1.51	1.20	1.16

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months ended June 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$24,312	$(69,221)	$4	$(44,905)
Other comprehensive (loss) income before reclassifications	(2,840)	775	(96)	(2,161)
Less: (loss) income reclassified from AOCI	—	(800)	(63)	(863)
Net other comprehensive (loss) income	(2,840)	1,575	(33)	(1,298)
Income taxes	113	169	—	282
Ending balance, net of tax	$21,359	$(67,815)	$(29)	$(46,485)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

	Three Months Ended June 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$26,090	$(64,014)	$177	$(37,747)
Other comprehensive income (loss) before reclassifications	4,196	(1,191)	4	3,009
Less: (loss) income reclassified from AOCI	—	(669)	61	(608)
Net other comprehensive income (loss)	4,196	(522)	(57)	3,617
Income taxes	(201)	(118)	(14)	(333)
Ending balance, net of tax	$30,487	$(64,418)	$134	$(33,797)

	Six Months Ended June 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive income (loss) before reclassifications	899	(287)	116	728
Less: (loss) income reclassified from AOCI	—	(1,589)	(16)	(1,605)
Net other comprehensive income	899	1,302	132	2,333
Income taxes	69	17	19	105
Ending balance, net of tax	$21,359	$(67,815)	$(29)	$(46,485)

	Six Months Ended June 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive income (loss) before reclassifications	5,528	(1,344)	497	4,681
Less: (loss) income reclassified from AOCI	—	(1,333)	179	(1,154)
Net other comprehensive income (loss)	5,528	(11)	318	5,835
Income taxes	954	(163)	40	831
Ending balance, net of tax	$30,487	$(64,418)	$134	$(33,797)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

Details about reclassification out of AOCI for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2016	2015	2016	2015
Unrealized (loss) gain on cash flow hedges:
	$(53)	$16	$23	$145	Sales
	(10)	45	(39)	34	Other expense (income), net
	(63)	61	(16)	179	Total before tax
	(10)	11	(3)	32	Income taxes
	$(73)	$72	$(19)	$211	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$64	$82	$127	$162	(a)
Amortization of transition asset	79	21	156	42	(a)
Amortization of actuarial loss	(943)	(772)	(1,872)	(1,537)	(a)
	(800)	(669)	(1,589)	(1,333)	Total before tax
	85	48	168	96	Income taxes
	$(715)	$(621)	$(1,421)	$(1,237)	Net of tax

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

NOTE 14.  EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. In periods of earnings, the weighted average number of shares used in the diluted calculation includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic and diluted loss per share:
Net earnings (loss) applicable to common shareholders	$145	$1,586	$(1,101)	$178

Denominator for basic and diluted loss per share:
Denominator for basic and diluted loss per share — weighted average shares	12,812	12,776	12,804	12,759
Assumed exercise of stock options	22	21	—	22
Assumed satisfaction of restricted stock conditions	67	60	—	81
Denominator for diluted earnings per share — adjusted weighted average shares	12,901	12,857	12,804	12,862

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

Common stock equivalents of certain stock-based awards totaling 5,384 and 32,342 were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2016 and 2015, respectively, as they were anti-dilutive. There is no dilutive effect of the restricted stock and stock options for six months ended June 30, 2016 due to the net loss in this period. There would have been 94,666 of these shares included in the diluted calculation for the six months ended June 30, 2016 had there been earnings in this period. Common stock equivalents of certain stock-based awards totaling 24,544 were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2015, as they were anti-dilutive.

NOTE 15. SEGMENT INFORMATION

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

	Three Months ended June 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$54,359	$15,883	$(56)	$70,186
Depreciation and amortization	1,494	526	—	2,020
Segment income	276	1,641		1,917
Capital expenditures	394	163		557

	Three Months Ended June 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$66,210	$16,672	$(526)	$82,356
Depreciation and amortization	1,614	585	—	2,199
Segment income	1,743	1,857	—	3,600
Capital expenditures	940	354	—	1,294

	Six Months Ended June 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$106,630	$31,504	$(127)	$138,007
Depreciation and amortization	2,921	1,064		3,985
Segment (loss) income	(880)	3,495		2,615
Capital expenditures	685	307		992
Segment assets(1)	222,098	48,440		270,538

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

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

A reconciliation of segment income to consolidated income (loss) before income taxes for the three and six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment income	$1,917	$3,600	$2,615	$3,888
Unallocated corporate expense	(1,616)	(1,068)	(3,559)	(2,771)
Interest expense, net	(63)	(131)	(149)	(271)
Other unallocated expense	—	(149)		(151)
Income (loss) before income taxes	$238	$2,252	$(1,093)	$695

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	June 30, 2016	December 31, 2015
Total segment assets	$270,538	$274,334
Unallocated assets	27,686	36,801
Total assets	$298,224	$311,135

Unallocated assets include cash of $23.4 million and $32.8 million at June 30, 2016 and December 31, 2015, respectively.

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

In January 2016, the Company adopted the guidance. As a result, the Company reclassified $0.07 million and $0.09 million debt issuance cost as of December 31, 2015 into Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, from Other current assets and Other non-current assets on the Consolidated

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2016

Balance Sheets. Debt issuance costs associated with line-of-credit arrangements remained in the Other current assets and Other non-current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs of $0.06 million and $0.06 million are recorded as Other current assets and Other non-current assets respectively, and $0.07 million and $0.06 million were recorded as Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, on the balance sheet at June 30, 2016. The Company's debt issuance cost amortization was not affected by the adoption of the new guidance.
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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 34% of overall sales through the second quarter of 2016 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

For the three and six months ended June 30, 2016, foreign currency fluctuations resulted in unfavorable currency translation impact of approximately $1.6 million and $3.5 million on sales when compared to the same period in 2015.

Results of Operations

Presented below is summarized selected financial data for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,
	2016	2015			2016	2015	$ Change	% Change
Sales	$70,186	$82,356	$(12,170)	(15)%	$138,007	$151,484	$(13,477)	(9)%
Gross profit	23,553	26,962	(3,409)	(13)%	46,296	48,817	(2,521)	(5)%
% of sales	33.6%	32.7%	0.9	pts.	33.5%	32.2%	1.3	pts.
Selling, general and administrative expenses	19,637	21,071	(1,434)	(7)%	40,230	40,671	(441)	(1)%
% of sales	28.0%	25.6%	2.4	pts.	29.2%	26.8%	2.4	pts.
Research & development	3,369	3,498	(129)	(4)%	6,656	7,105	(449)	(6)%
Restructuring	226	—	226	100%	426	—	426	100%
Other expense (income), net	20	10	10	100%	(72)	75	(147)	(196)%
Income (loss) from operations	301	2,383	(2,082)	(87)%	(944)	966	(1,910)	(198)%
% of sales	0.4%	2.9%	(2.5)	pts.	(0.7)%	0.6%	(1.3)	pts.
Interest expense, net	63	131	(68)	(52)%	149	271	(122)	(45)%
Income (loss) before income taxes	238	2,252	(2,014)	(89)%	(1,093)	695	(1,788)	(257)%
Income tax expense	93	666	(573)	(86)%	8	517	(509)	(98)%
Net income (loss)	$145	$1,586	$(1,441)	(91)%	$(1,101)	$178	$(1,279)	(719)%
% of sales	0.2%	1.9%	(1.7)	pts.	(0.8)%	0.1%	(0.9)	pts.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and six months ended June 30, 2016 compared to the same period in 2015 (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales to customers in:
North America	$20,694	$29,073	$(8,379)	(29)%	$38,144	$55,378	$(17,234)	(31)%
Europe	22,242	22,055	187	1%	46,084	44,984	1,100	2%
Asia and other	27,250	31,228	(3,978)	(13)%	53,779	51,122	2,657	5%
Total	$70,186	$82,356	$(12,170)	(15)%	$138,007	$151,484	$(13,477)	(9)%

Sales for the three months ended June 30, 2016 were $70.2 million, a decrease of $12.2 million, or 14.8%, compared to the same period in 2015. The decrease in sales was driven by lower demand in the industrial markets in North America and Asia, in addition to unfavorable foreign currency translation of $1.6 million. Excluding the translation impact, the decline in sales would have been 12.9%.

Sales for the six months ended June 30, 2016 were $138.0 million, a decrease of $13.5 million, or 8.9%, compared to the same period in 2015. The decrease in sales was driven by continued lower demand in the industrial markets in North America, partially offset by modest growth in Europe and Asia. Foreign currency translation was unfavorable by $3.5 million. Excluding the translation impact, the decline in sales would have been 6.6%

North America sales were $20.7 million and $38.1 million during the three and six months ended June 30, 2016, respectively, a decrease of $8.4 million, or 29%, and $17.2 million, or 31%, when compared to the same periods in 2015. The decreases in sales were mainly the result of lower sales from the Metalcutting Machine Solutions segment as compared to the prior year due to lower demand for capital goods in that market, as also exhibited in industry published data.

Europe sales were $22.2 million and $46.1 million during the three and six months ended June 30, 2016, respectively, an increase of $0.2 million, or 0.8%, and $1.1 million, or 2.4%, when compared to the same periods in 2015. Foreign currency translation adjustments for the three and six months ended June 30, 2016 resulted in an unfavorable impact of approximately of $0.3 million and $1.1 million to sales. Excluding the impact of translation, sales growth was $0.4 million, or 2.2%, and $2.2 million, or 4.9%, for the three and six months ended June 30, 2016, respectively, compared to the same prior periods. Virtually all of the increase was in the Metalcutting Machine Solutions segment.

Asia and other sales were $27.3 million and $53.8 million during the three and six months ended June 30, 2016, respectively, a decrease of $4.0 million, or 12.7%, and an increase of $2.7 million, or 5.2%, when compared to the same periods in 2015. Foreign currency translation adjustments for the three and six months ended June 30, 2016 resulted in an unfavorable impact of approximately $1.3 million and $2.4 million. Excluding the impact of translation, the sales decline was $2.6 million, or 8.6% for the the three months ended June 30, 2016 compared to the same prior year period, while sales increased $5.1 million, or 10.0% for the six months ended June 30, 2016 compared to the prior period. Demand from customers in China is the key driver of the performance of the machine tool industry, and while recent machine tool industry data from China has continued to be subdued, Hardinge has been able to perform better in the market based upon targeting customer segments that provide better opportunities for growth.

Sales of machines accounted for approximately 66% of the consolidated sales for the three and six months ended June 30, 2016 and 2015, while sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for approximately 34% of the consolidated sales for the three and six months ended June 30, 2016 and 2015.

Gross Profit.  Gross profit was $23.6 million, or 33.6% of sales for the three months ended June 30, 2016, compared to $27.0 million, or 32.7% of sales for the same period in 2015. The primary factor to reduced gross profit was the impact of lower sales volume, partially offset by $0.3 million in savings from the Company’s 2015 restructuring actions. The improvement in gross margin percent was due to improved product mix and the restructuring savings, partially offset by the impact of lower volume over fixed manufacturing costs.

Gross profit was $46.3 million or 33.5% of sales for the six months ended June 30, 2016, compared to $48.8 million or 32.2% of sales for the same period in 2015. Gross profit and margin for the six months ended June 30, 2016 was impacted by lower volume, partially offset by $0.6 million in savings from the Company’s restructuring program, as well as the non-recurrence of an out of period inventory adjustment of $0.7 million recorded in the first quarter of 2015 at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $19.6 million, or 28.0% of sales for the three months ended June 30, 2016, a decrease of $1.4 million, or 7%, compared to $21.1 million, or 25.6% of sales for the three months ended June 30, 2015. The decrease of $1.4 million in SG&A expenses for the three months ended June 30, 2016 was driven by reduced commission expense of $0.6 million, a favorable impact from currency translation of $0.5 million and savings from the Company’s restructuring program of $0.4 million. These savings were offset by $0.4 million in costs associated with the Company’s strategic review process and $0.2 million in costs related to the restructuring program.

SG&A expenses were $40.2 million, or 29.2% of sales for the six months ended June 30, 2016, down $0.5 million, or 1% compared to $40.7 million, or 25.6% of sales for the six months ended June 30, 2015. The decrease in SG&A expenses of $0.5 million for the six months ended June 30, 2016 was driven by the favorable impact $1.2 million in foreign currency translation, a $0.8 million savings from the Company’s restructuring program, and $0.4 million in savings based on timing of trade shows. These savings were offset by $1.1 million in costs associated with the Company’s strategic review process and $0.4 million in cost related to the restructuring program, and an increase in commission expense of $0.6 million.

Research and Development Expenses.  Research and Development ("R&D") expenses were $3.4 million, or 4.8% of sales for the three months ended June 30, 2016, relatively flat compared to $3.5 million, or 4.2% of sales for the three months ended June 30, 2015. For the quarter, $0.2 million of savings resulted from the restructuring program.

R&D expenses were $6.7 million, or 4.8% of sales for the six months ended June 30, 2016, a decrease of $0.4 million, or 6.3% compared to $7.1 million, or 4.7% of sales for the six months ended June 30, 2015. For the year, $0.4 million of savings resulted from the restructuring program.

Other (Income)Expense, Net. Net other expense increased by $0.01 million for the three months ended June 30, 2016 compared to the same period in 2015 while net other income for the six months ended June 30, 2016 increased $0.1 million when compared to the same period in 2015. Variances are primarily a result of fluctuations in foreign currency exchange rates during the periods as compared to the same periods in 2015.

Income (Loss) Before Income Taxes.  As a result of the foregoing, income before income taxes was $0.2 million for the three months ended June 30, 2016, compared to income before income taxes of $2.3 million for the same period in 2015. For the six months ended June 30, 2016, loss before income taxes was $1.1 million compared to income before income taxes of $0.7 million for the same period in 2015.

Income Taxes.  The income tax provision was $0.1 million and $0.01 million for the three and six months ended June 30, 2016, compared to an income tax provision of $0.7 million and $0.5 million for the same periods in 2015. The effective tax rate was 39.1% and (0.7)% for the three and six months ended June 30, 2016, compared to 29.6% and 74.4% for the same periods in 2015, which differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Net Income (Loss).  As a result of the foregoing, net income for the three months ended June 30, 2016 was $0.1 million, or 0.2% of sales, compared to $1.6 million, or 1.9% of sales, for the same period in 2015. Net loss for the six months ended June 30, 2016 was $1.1 million, or 0.8% of sales, compared to net income of $0.2 million, or 0.1% of sales, for the same period in 2015. Both basic and diluted income (loss) per share for the three and six months ended June 30, 2016 were $0.01 and $(0.09), compared to $0.12 and $0.01 for the same periods in 2015.

Business Segment Information — Comparison of the three and six months ended June 30, 2016 and 2015

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales	$54,359	$66,210	$(11,851)	(18)%	$106,630	$119,186	$(12,556)	(11)%
Segment income (loss)	276	1,743	(1,467)	(84)%	(880)	834	(1,714)	(206)%

MMS sales were $54.4 million for the three months ended June 30, 2016, a decrease of $11.9 million, or 18% when compared to the corresponding period in 2015. After considering the $1.6 million of unfavorable impact of foreign currency translation adjustments, sales would have decreased by $10.3 million or 16%. Declines were exhibited in all machine product lines, primarily due to the uncertainty in the global industrial markets for capital goods. For the six months ended June 30, 2016, MMS sales were $106.6 million, a decrease of $12.6 million, or 11%, when compared to the same period in 2015 primarily due to the uncertainty in global industrial markets. After considering the $3.4 million of unfavorable impact of foreign currency translation adjustments, sales would have decreased by $9.2 million or 8%.

Segment income for the three months ended June 30, 2016 was $0.3 million, a decrease of $1.5 million, or 84% when compared to the prior year. The key driver was the impact of lower volume, partially offset by lower spending in manufacturing and SG&A and $0.2 million of savings from the restructuring program. For the six months ended June 30, 2016, segment loss was $0.9 million, a decrease of $1.7 million, or 206%, when compared to segment income of $0.8 million in the same period 2015. The primary driver was the impact of reduced volume, partially offset by reductions in manufacturing and SG&A costs and $0.4 million of savings from the restructuring program.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales	$15,883	$16,672	$(789)	(5)%	$31,504	$32,899	$(1,395)	(4)%
Segment income	1,641	1,857	(216)	(12)%	3,495	3,054	441	14%

ATA sales for the three months ended June 30, 2016 were $15.9 million, a decrease of $0.8 million, or 5%, when compared to the corresponding period in 2015. The primary driver of the decline in sales was lower sales in Europe offset by growth in North America and Asia. For the six months ended June 30, 2016, ATA sales were $31.5 million, a decrease of $1.4 million, or 4%, when compared to the same period in 2015. The decline in sales for the same and year to date, was primarily due to 22% and 16% respectively of lower sales in Europe, while sales to Asia increased by 8% and 12% respectively.

Segment income for the three months ended June 30, 2016 was $1.6 million, a $0.2 million, or 12% decrease from the prior year. The ATA segment experienced decreased profitability as a result of the decline is sales volume, partially offset by $0.7 million in savings from the restructuring program, reduced by $0.2 million of cost to implement. For the six months ended June 30, 2016, segment income was $3.5 million, an increase of $0.4 million or 14%, when compared to segment income of $3.1 million in the same period 2015. The primary driver of this increase is $1.4 million in savings from the restructuring program, reduced by $0.4 million of cost to implement, in addition to the non-recurrence of an out of period inventory adjustment of $0.7 million at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold in 2015. This was partially offset by the impact of lower sales volume.

Segment Summary For the Three and Six Months Ended June 30, 2016 and 2015 (in thousands):

	Three Months ended June 30, 2016				Three Months Ended June 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$54,359	$15,883	$(56)	$70,186	$66,210	$16,672	$(526)	$82,356
Segment income	276	1,641		1,917	1,743	1,857		3,600
Unallocated corporate expense				(1,616)				(1,068)
Interest expense, net				(63)				(131)
Other unallocated expense				—				(149)
Income before income taxes				$238				$2,252

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$106,630	$31,504	$(127)	$138,007	$119,186	$32,899	$(601)	$151,484
Segment (loss) income	(880)	3,495		2,615	834	3,054	—	3,888
Unallocated corporate expense				(3,559)				(2,771)
Interest expense, net				(149)				(271)
Other unallocated expense								(151)
(Loss) income before income taxes				$(1,093)				$695

Summary of Cash Flows for the Six Months Ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Net cash (used in) provided by operating activities	$(6,039)	$10,547
Net cash used in investing activities	$(955)	$(1,982)
Net cash used in financing activities	$(2,579)	$(3,090)

During the six months ended June 30, 2016, we used $6.0 million net cash from operating activities. The net cash used was driven by a net loss (as adjusted for depreciation and amortization expense as well as the impact of unrealized foreign currency transaction loss), an increase in inventory based on orders and associated production levels, and decreases in accounts payable due to timing of purchases and payment activity, customer deposits due to timing of shipments and new orders received, and accrued expenses, primarily as a result of payment of annual incentive compensation, severance pay related to restructuring, sales commission payable, as well as the payment of the annual Company contribution to the 401(k) Plan. These uses of cash were partially offset by cash generated from a reduction in customer accounts receivable due to the timing of sales and collection activity.

During the six months ended June 30, 2015, we generated $10.5 million net cash from operating activities. The net cash generated was driven by net income (as adjusted for depreciation and amortization expense as well as the impact of unrealized foreign currency transaction loss), a decrease in customer receivables due to the timing of sales and collection activity, an increase in customer deposits due to timing of shipments and new orders received, and an increase in accounts payable due to timing of purchases and payment activity. These cash inflows were partially offset by an increase in inventories based on orders and associated production levels, a decrease in accrued expenses, primarily as a result of payment of annual bonuses as well as the payment of the annual Company contribution to the 401(k) Plan, and an increase in other assets related to advanced vendor payments for inventory.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2016. The primary use of cash was for capital expenditures during the period, which were made primarily for maintenance capital purchases.

Net cash used in investing activities was $2.0 million for the six months ended June 30, 2015. The primary use of cash was for capital expenditures, which were made primarily for maintenance capital purchases.

Net cash flow used in financing activities was $2.6 million for the six months ended June 30, 2016. Cash used was primarily attributable to $2.3 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.5 million, offset by $0.2 million of short-term borrowings during the period.

Net cash flow used by financing activities was $3.1 million for the six months ended June 30, 2015. Cash used by financing activities was primarily driven by $2.4 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.5 million.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $77.6 million at June 30, 2016 and $77.2 million at December 31, 2015, of which $54.3 million and $54.1 million, respectively, can be borrowed for working capital needs. As of June 30, 2016 and December 31, 2015, $69.2 million and $69.8 million was available for borrowing under these respective arrangements, of which $51.6 million and $53.2 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $9.7 million and $11.6 million at June 30, 2016 and December 31, 2015, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of June 30, 2016, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before non-cash charges and change in working capital needs. During the six months ended June 30, 2016, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first six months of 2016. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2015 Annual Report on Form 10-K, as amended.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2016, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

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

HARDINGE INC.
Registrant

August 5, 2016	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2016	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)