Form 10-Q
period 2016-09-30
HARDINGE INC
filed 2016-11-02
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 31, 2016 there were 12,895,670 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$22,943	$32,774
Restricted cash	3,423	2,192
Accounts receivable, net	47,205	56,945
Inventories, net	120,350	110,232
Other current assets	11,189	9,314
Total current assets	205,110	211,457

Property, plant and equipment, net	59,664	62,025
Goodwill	6,612	6,620
Other intangible assets, net	27,402	28,018
Other non-current assets	4,061	3,015
Total non-current assets	97,739	99,678
Total assets	$302,849	$311,135

Liabilities and shareholders’ equity
Accounts payable	$24,278	$24,696
Accrued expenses	25,592	27,964
Customer deposits	18,122	19,845
Accrued income taxes	1,780	1,919
Deferred income taxes	2,567	2,164
Current portion of long-term debt	4,777	5,621
Total current liabilities	77,116	82,209

Long-term debt	3,848	5,985
Pension and postretirement liabilities	54,102	57,322
Deferred income taxes	1,241	1,121
Other liabilities	3,178	3,393
Total non-current liabilities	62,369	67,821
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; 12,893,537 issued and outstanding as of September 30, 2016, and 12,856,716 issued and 12,838,227 outstanding as of December 31, 2015)	129	128
Additional paid-in capital	121,189	120,524
Retained earnings	86,112	89,368
Treasury shares (at cost, none as of September 30, 2016, and 18,489 as of December 31, 2015)	—	(202)
Accumulated other comprehensive loss	(44,066)	(48,713)
Total shareholders’ equity	163,364	161,105
Total liabilities and shareholders’ equity	$302,849	$311,135

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Sales	$67,211	$76,805	$205,218	$228,289
Cost of sales	44,060	51,435	135,770	154,103
Gross profit	23,151	25,370	69,448	74,186

Selling, general and administrative expenses	19,992	19,925	60,221	60,596
Research & development	3,296	3,611	9,953	10,715
Restructuring	182	877	608	877
Other expense (income), net	321	201	249	276
(Loss) income from operations	(640)	756	(1,583)	1,722

Interest expense	142	161	427	472
Interest income	(56)	(40)	(192)	(80)
(Loss) income before income taxes	(726)	635	(1,818)	1,330
Income tax expense	657	962	666	1,479
Net loss	$(1,383)	$(327)	$(2,484)	$(149)

Per share data:
Basic loss per share:	$(0.11)	$(0.03)	$(0.19)	$(0.01)

Diluted loss per share:	$(0.11)	$(0.03)	$(0.19)	$(0.01)

Cash dividends declared per share:	$0.02	$0.02	$0.06	$0.06

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net loss	$(1,383)	$(327)	$(2,484)	$(149)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(368)	(7,169)	531	(1,641)
Retirement plans related adjustments	3,031	1,748	4,333	1,736
Unrealized gain (loss) on cash flow hedges	78	(751)	210	(433)
Other comprehensive income (loss) before tax	2,741	(6,172)	5,074	(338)
Income tax expense (benefit)	322	(506)	427	324
Other comprehensive income (loss), net of tax	2,419	(5,666)	4,647	(662)
Total comprehensive income (loss)	$1,036	$(5,993)	$2,163	$(811)

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Operating activities
Net loss	$(2,484)	$(149)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,095	6,831
Debt issuance costs amortization	98	101
Deferred income taxes	(705)	(284)
Loss (gain) on sale of assets	23	(1)
Unrealized foreign currency transaction loss (gain)	219	(4)
Changes in operating assets and liabilities:
Accounts receivable	9,761	6,015
Inventories	(9,458)	(8,688)
Other assets	(2,301)	(1,432)
Accounts payable	(586)	990
Customer deposits	(1,604)	3,494
Accrued expenses	(3,338)	2,161
Accrued pension and postretirement liabilities	(65)	(13)
Net cash (used in) provided by operating activities	(4,345)	9,021

Investing activities
Capital expenditures	(1,543)	(3,103)
Proceeds from sales of assets	38	38
Net cash used in investing activities	(1,505)	(3,065)

Financing activities
Proceeds from short-term notes payable to bank	35,974	24,937
Repayments of short-term notes payable to bank	(35,974)	(24,937)
Repayments of long-term debt	(3,186)	(3,245)
Dividends paid	(792)	(781)
Purchases of treasury stock	—	(201)
Net cash used in financing activities	(3,978)	(4,227)

Effect of exchange rate changes on cash	(3)	513
Net (decrease) increase in cash	(9,831)	2,242

Cash and cash equivalents at beginning of period	32,774	16,293

Cash and cash equivalents at end of period	$22,943	$18,535

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2016.

In the first quarter of 2015, the Company recorded an out of period adjustment of $0.7 million to correct finished goods inventory. This adjustment was related to periods beginning in 2013. The adjustment of $0.7 million, which was in the Aftermarket Tooling and Accessories Segment, was to correct for costs that were not properly released from inventory as the product was sold. The Company assessed the impact of this adjustment and concluded that it is not material to previously reported financial statements. The Company also determined that the adjustment was not material to the full year in 2015, but was material to the first quarter.

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
SEPTEMBER 30, 2016

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	September 30, 2016		December 31, 2015		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$22,943	$22,943	$32,774	$32,774	Level 1
Restricted cash	3,423	3,423	2,192	2,192	Level 1
Foreign currency forward contracts	414	414	163	163	Level 2
Liabilities:
Variable interest rate debt	8,625	8,625	11,606	11,606	Level 2
Foreign currency forward contracts	264	264	418	418	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability the fair value of variable interest rate debt approximates its respective carrying amount. The fair value of foreign currency forward contracts is measured using models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of September 30, 2016 and December 31, 2015, there were no transfers in and/or out of Level 1 and Level 2.

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or market. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials and purchased components	$35,104	$34,438
Work-in-process	37,878	33,682
Finished products	47,368	42,112
Inventories, net	$120,350	$110,232

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense (income), net” when the hedging relationship is deemed to be ineffective. As of September 30, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $50.9 million and $27.4 million, respectively. The Company expects that approximately $0.02 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of September 30, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $34.3 million and $38.5 million, respectively. For the three months ended September 30, 2016 and 2015, gains of $0.5 million and losses of $1.9 million, respectively, were recorded related to this type of derivative financial instrument. For the nine months ended September 30, 2016 and 2015, respectively, gains of $0.03 million and losses of $0.3 million were recorded related to this type of derivative financial instrument. For contracts that are not

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense (income), net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency forwards designated as hedges:
Other current assets	$246	$49
Accrued expenses	(179)	(222)
Foreign currency forwards not designated as hedges:
Other current assets	168	114
Accrued expenses	(85)	(196)
Foreign currency forwards, net	$150	$(255)

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Land, buildings and improvements	$83,821	$82,201
Machinery, equipment and fixtures	78,951	79,176
Office furniture, equipment and vehicles	22,798	22,689
Construction in progress	126	238
	185,696	184,304
Accumulated depreciation	(126,032)	(122,279)
Property, plant and equipment, net	$59,664	$62,025

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,620	$39,054
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2015	—	6,620	6,620

Goodwill	32,434	6,620	39,054
Currency translation adjustments	—	(8)	(8)
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at September 30, 2016	$—	$6,612	$6,612

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

The major components of intangible assets other than goodwill are as follows (in thousands):

	September 30, 2016	December 31, 2015
Gross amortizable intangible assets:
Technical know-how	$12,962	$12,956
Customer lists	8,997	9,011
Land rights	2,601	2,672
Patents, trade names, drawings, and other	4,353	4,393
Total gross amortizable intangible assets	28,913	29,032

Accumulated amortization:
Technical know-how	(7,295)	(6,833)
Customer lists	(1,639)	(1,315)
Land rights	(303)	(271)
Patents, trade names, drawings, and other	(3,458)	(3,406)
Total accumulated amortization	(12,695)	(11,825)
Amortizable intangible assets, net	16,218	17,207

Indefinite lived intangible assets:
Trade names	11,184	10,811

Intangible assets other than goodwill, net	$27,402	$28,018

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization expense	$321	$452	$961	$1,354

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Balance at the beginning of period	$3,824	$4,037	$3,802	$3,891
Warranties issued	568	682	1,649	2,081
Warranty settlement costs	(533)	(620)	(1,680)	(2,068)
Changes in accruals for pre-existing warranties	(141)	(11)	(77)	64
Currency translation adjustments	14	(109)	38	11
Balance at the end of period	$3,732	$3,979	$3,732	$3,979

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

NOTE 8.  RESTRUCTURING CHARGES

On August 4, 2015, the Company's Board of Directors approved a strategic restructuring program (the "Program") with the goals of streamlining the Company's cost structure, increasing operational efficiencies and improving shareholder returns. This Program consists of the consolidation of certain facilities and restructuring of certain business units and is expected to incur one-time costs of $4.3 million. The restructuring Program is now essentially complete, with the exception of approximately $0.2 million of certain costs in our German subsidiary associated with the remaining one month of a facility lease and other related expenses. The Program is expected to provide annualized savings of approximately $4.5 million.

Restructuring charges are included in the "Restructuring " line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the three and nine months ended September 30, 2016 and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Costs Recognized for Three Months Ended September 30, 2016	Costs Recognized for the Nine Months Ended September 30, 2016	Cumulative Costs Recognized to Date
MMS Segment:
Employee termination costs	$260	$—	$—	$255
Other related costs	—	—	—	—
Total MMS Segment	260	—	—	255
ATA Segment:
Employee termination costs	3,323	—	269	3,314
Facility exit costs	137	68	114	114
Other related costs	605	114	225	483
Total ATA Segment	4,065	182	608	3,911
Total:
Employee termination costs	3,583	—	269	3,569
Facility exit costs	137	68	114	114
Other related costs	605	114	225	483
Total Company	$4,325	$182	$608	$4,166

During the three and nine months ended September 30, 2015 the Company recognized $0.9 million of costs under the Program. The amounts accrued associated with the Program are included in "Accrued expenses" and "Pension and postretirement liabilities" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

	Segment		Total
	MMS	ATA
Balance at December 31, 2015	$167	$1,242	$1,409
Restructuring charges:
Employee termination costs	—	269	269
Facility exit costs	—	114	114
Other related costs	—	225	225
Total restructuring charges for the period	—	608	608

Cash expenditures	(14)	(1,539)	(1,553)
Foreign currency translation adjustment	—	40	40
Balance at September 30, 2016	$153	$351	$504

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate.  The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was (90.5)% and (36.6)% for the three and nine months ended September 30, 2016, which differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.  Additionally, in 2016, the Company’s effective tax rate was impacted by a one-time dividend from an indirect wholly-owned subsidiary in China to its parent, a direct wholly-owned subsidiary in Switzerland, of which $0.6 million of the total income tax expense is related to the associated withholding taxes.

The tax years 2013 through 2015 remain open to examination by the U.S. federal taxing authorities. The tax years 2010 through 2015 remain open to examination by the U.S. state taxing authorities.  For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands, China, and India), the tax years between 2008 and 2015 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At September 30, 2016, a liability of $2.2 million is recorded with respect to uncertain income tax positions, which includes related interest of $0.1 million.  If recognized, essentially all of the uncertain tax positions and related interest at September 30, 2016 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations.  It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations.  The change in uncertain tax positions for these items is estimated to be up to $1.3 million.

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
SEPTEMBER 30, 2016

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

The EPA approved the RI/FS Work Plan in May of 2008. On July 6, 2012 the PRPs submitted the Remedial Investigation (RI). On July 18, 2016 the PRPs submitted the final Feasibility Study (FS) and the EPA issued the Record of Decision on September 30, 2016.

Based upon Alternative 3 (Capping), the preferred EPA remedy, the Company, under present circumstances, would be responsible for $0.3 million of the estimated $1.92 million cost. This has been reserved and reported as an Accrued expense on the Consolidated Balance Sheets.

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

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2016 and 2015 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Service cost	$566	$484	$3	$3
Interest cost	1,662	1,673	19	19
Expected return on plan assets	(2,305)	(2,395)	—	—
Amortization of prior service credit	(64)	(79)	—	—
Amortization of transition asset	(78)	(19)	—	—
Settlement loss	765	—	—	—
Amortization of actuarial loss (gain)	951	772	(14)	(13)
Net periodic cost	$1,497	$436	$8	$9

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$1,695	$1,475	$9	$9
Interest cost	5,010	5,024	57	56
Expected return on plan assets	(6,942)	(7,208)	—	—
Amortization of prior service credit	(191)	(241)	—	—
Amortization of transition asset	(234)	(61)	—	—
Settlement loss	765	—	—	—
Amortization of actuarial loss (gain)	2,850	2,334	(42)	(38)
Net periodic cost	$2,953	$1,323	$24	$27

NOTE 12.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restricted stock/unit awards (“RSA”)	$67	$63	$190	$264
Performance share incentives (“PSI”)	—	1	—	(61)
Total stock based compensation	$67	$64	$190	$203

There were no RSAs granted during the nine months ended September 30, 2016, and 2015, respectively. The deferred compensation is being amortized on a straight-line basis over the specified service period. There were no PSIs granted during the nine months ended September 30, 2016 and 2015, respectively. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of September 30, 2016 and December 31, 2015, are as follows:

	September 30, 2016		December 31, 2015
	RSAs	PSIs	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$159	$529	$349	$1,192

Expected weighted-average recognition period for unrecognized compensation cost (in years)	0.63	1.32	1.20	1.16

As of March 31, 2016, $0.6 million of unrecognized compensation cost associated with the cancellation of PSIs granted in 2011 was released as a result of not meeting performance targets prior to the date of expiration.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months ended September 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$21,359	$(67,815)	$(29)	$(46,485)
Other comprehensive (loss) income before reclassifications	(368)	1,471	204	1,307
Less (loss) income reclassified from AOCI	—	(1,560)	126	(1,434)
Net other comprehensive (loss) income	(368)	3,031	78	2,741
Income taxes	256	53	13	322
Ending balance, net of tax	$20,735	$(64,837)	$36	$(44,066)

	Three Months Ended September 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$30,487	$(64,418)	$134	$(33,797)
Other comprehensive (loss) income before reclassifications	(7,169)	1,087	(893)	(6,975)
Less (loss) income reclassified from AOCI	—	(661)	(142)	(803)
Net other comprehensive (loss) income	(7,169)	1,748	(751)	(6,172)
Income taxes	(625)	218	(99)	(506)
Ending balance, net of tax	$23,943	$(62,888)	$(518)	$(39,463)

	Nine Months Ended September 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive income (loss) before reclassifications	531	1,185	320	2,036
Less (loss) income reclassified from AOCI	—	(3,148)	110	(3,038)
Net other comprehensive income	531	4,333	210	5,074
Income taxes	325	70	32	427
Ending balance, net of tax	$20,735	$(64,837)	$36	$(44,066)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

	Nine Months Ended September 30, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive loss before reclassifications	(1,641)	(258)	(396)	(2,295)
Less (loss) income reclassified from AOCI	—	(1,994)	37	(1,957)
Net other comprehensive (loss) income	(1,641)	1,736	(433)	(338)
Income taxes	329	54	(59)	324
Ending balance, net of tax	$23,943	$(62,888)	$(518)	$(39,463)

Details about reclassification out of AOCI for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2016	2015	2016	2015
Unrealized gain (loss) on cash flow hedges:
	$39	$(119)	$62	$26	Sales
	87	(23)	48	11	Other expense (income), net
	126	(142)	110	37	Total before tax
	21	(25)	18	7	Income taxes
	$147	$(167)	$128	$44	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$64	$79	$191	$241	(a)
Amortization of transition asset	78	19	234	61	(a)
Settlement loss	(765)	—	(765)	—	(a)
Amortization of actuarial loss	(937)	(759)	(2,808)	(2,296)	(a)
	(1,560)	(661)	(3,148)	(1,994)	Total before tax
	228	47	396	143	Income taxes
	$(1,332)	$(614)	$(2,752)	$(1,851)	Net of tax

(a)  These AOCI components are included in the computation of net periodic pension and post retirement costs. See Note 11. "Pension and Postretirement Plans" for details.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic and diluted loss per share:
Net loss applicable to common shareholders	$(1,383)	$(327)	$(2,484)	$(149)

Denominator:
Denominator for basic and diluted loss per share — weighted average shares	12,835	12,793	12,815	12,770

There is no dilutive effect of the restricted stock and stock options for the three and nine months ended September 30, 2016 and September 30, 2015 due to the net loss in those periods. There would have been 90,405 and 93,245 of shares included in the diluted calculation for the three and nine months ended September 30, 2016, respectively, and 85,723 and 97,539 shares included in the diluted earnings per share calculation for the three and nine months ended September 30, 2015, respectively, had the impact of including these securities not been anti-dilutive. Common stock equivalents of certain stock-based awards totaling 10,877 were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2015 as they were anti-dilutive. Common stock equivalents of certain stock-based awards totaling 771 and 19,989 were excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2016 and September 30, 2015, respectively, as they were anti-dilutive.

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

	Three Months ended September 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,089	$15,270	$(148)	$67,211
Depreciation and amortization	1,433	498	—	1,931
Segment income (loss)	(984)	1,847		863
Capital expenditures	433	118		551

	Three Months Ended September 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$60,856	$16,005	$(56)	$76,805
Depreciation and amortization	1,643	553	—	2,196
Segment income	895	1,083	—	1,978
Capital expenditures	983	127	—	1,110

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

	Nine Months Ended September 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$158,718	$46,773	$(273)	$205,218
Depreciation and amortization	4,353	1,562		5,915
Segment income (loss)	(1,864)	5,342		3,478
Capital expenditures	1,119	424		1,543
Segment assets(1)	226,618	48,341		274,959

	Nine Months Ended September 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$180,042	$48,904	$(657)	$228,289
Depreciation and amortization	4,881	1,738		6,619
Segment income	1,729	4,137		5,866
Capital expenditures	2,229	874		3,103
Segment assets(1)	239,594	49,566		289,160
____________________

(1)
Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

A reconciliation of segment income to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2016 and 2015 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment income	$863	$1,978	$3,478	$5,866
Unallocated corporate expense	(1,503)	(1,222)	(5,061)	(4,144)
Interest expense, net	(86)	(121)	(235)	(392)
(Loss) income before income taxes	$(726)	$635	$(1,818)	$1,330

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	September 30, 2016	December 31, 2015
Total segment assets	$274,959	$274,334
Unallocated assets	27,890	36,801
Total assets	$302,849	$311,135

Unallocated assets include cash of $22.9 million and $32.8 million at September 30, 2016 and December 31, 2015, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2016

NOTE 16.  NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the balance sheet presentation of debt issuance costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts while the recognition and measurement guidance for debt issuance costs is not affected. In August 2015, FASB subsequently issued an amended guidance to clarify debt issuance costs associated with a line-of-credit arrangement, which allow an entity to defer and present debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments are required to be applied retrospectively to all prior periods.

In January 2016, the Company adopted the guidance. As a result, the Company reclassified $0.07 million and $0.09 million of debt issuance cost as of December 31, 2015 into Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, from Other current assets and Other non-current assets on the Consolidated Balance Sheets. Debt issuance costs associated with line-of-credit arrangements remained in the Other current assets and Other non-current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs of $0.06 million and $0.05 million are recorded as Other current assets and Other non-current assets respectively, and $0.07 million and $0.04 million were recorded as Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, on the Consolidated Balance Sheet at September 30, 2016. The Company's debt issuance cost amortization was not affected by the adoption of the new guidance.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to understand the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability, and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 66% of our 2015 sales were to customers outside of North America, 70% of our 2015 products sold were manufactured outside of North America, and 69% of our employees as of December 31, 2015 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 35% of overall sales through the third quarter of 2016 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan, which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling (“GBP”), Chinese Yuan (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“NTD”), and Swiss Franc (“CHF”). Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

For the three and nine months ended September 30, 2016, respectively, foreign currency fluctuations resulted in unfavorable currency translation impact of approximately $1.3 million and $4.8 million on sales when compared to the same period in 2015.

Results of Operations

Presented below is summarized selected financial data for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,
	2016	2015			2016	2015	$ Change	% Change
Sales	$67,211	$76,805	$(9,594)	(12.5)%	$205,218	$228,289	$(23,071)	(10.1)%
Gross profit	23,151	25,370	(2,219)	(8.7)%	69,448	74,186	(4,738)	(6.4)%
% of sales	34.4%	33.0%	1.4	pts.	33.8%	32.5%	1.3	pts.
Selling, general and administrative expenses	19,992	19,925	67	—%	60,221	60,596	(375)	(0.6)%
% of sales	29.7%	25.9%	3.8	pts.	29.3%	26.5%	2.8	pts.
Research & development	3,296	3,611	(315)	(8.7)%	9,953	10,715	(762)	(7.1)%
Restructuring	182	877	(695)	(79.2)%	608	877	(269)	(30.7)%
Other expense (income), net	321	201	120	59.7%	249	276	(27)	(9.8)%
(Loss) income from operations	(640)	756	(1,396)	(184.7)%	(1,583)	1,722	(3,305)	(191.9)%
% of sales	(1.0)%	1.0%	(2.0)	pts.	(0.8)%	0.8%	(1.6)	pts.
Interest expense, net	86	121	(35)	(28.9)%	235	392	(157)	(40.1)%
(Loss) income before income taxes	(726)	635	(1,361)	(214.3)%	(1,818)	1,330	(3,148)	(236.7)%
Income tax expense	657	962	(305)	(31.7)%	666	1,479	(813)	(55.0)%
Net loss	$(1,383)	$(327)	$(1,056)	322.9%	$(2,484)	$(149)	$(2,335)	1,567.1%
% of sales	(2.1)%	(0.4)%	(1.7)	pts.	(1.2)%	(0.1)%	(1.1)	pts.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and nine months ended September 30, 2016 compared to the same period in 2015 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales to customers in:
North America	$24,780	$24,661	$119	0.5%	$62,924	$80,039	$(17,115)	(21.4)%
Europe	18,271	21,569	(3,298)	(15.3)%	64,355	66,553	(2,198)	(3.3)%
Asia and other	24,160	30,575	(6,415)	(21.0)%	77,939	81,697	(3,758)	(4.6)%
Total	$67,211	$76,805	$(9,594)	(12.5)%	$205,218	$228,289	$(23,071)	(10.1)%

Sales for the three months ended September 30, 2016 were $67.2 million, a decrease of $9.6 million, or 12.5%, compared with the prior-year period. The decline in sales is primarily related to a $8.8 million decrease in our Metalcutting Machine Solutions ("MMS") segment. Foreign currency translation was unfavorable by $1.3 million. Excluding the translation impact, the decline in sales would have been 10.8%.

Sales for the nine months ended September 30, 2016 were $205.2 million, a decrease of $23.1 million, or 10.1%, compared with the prior-year period. The decline in sales is primarily related to a $21.1 million decrease in our MMS segment. Foreign currency translation was unfavorable by $4.8 million. Excluding the translation impact, the decline in sales would have been 8.0%.

North America sales were $24.8 million during the three months ended September 30, 2016, flat when compared with the prior-year period, despite weaker industrial conditions in the U.S. through 2016. North America sales were $62.9 million during the nine months ended September 30, 2016, down 21.4% when compared with the same prior-year period. The year-over-year decrease in sales for the nine months ended September 30, 2016 is mainly the result of lower sales from the MMS segment as compared with the prior-year due to lower demand for capital goods in that market, as also exhibited in industry published data.

Europe sales were $18.3 million during the three months ended September 30, 2016, a decrease of $3.3 million, or 15.3%, when compared with the prior-year period. Foreign currency translation adjustment for the three months ended September 30, 2016 had an unfavorable impact on sales of approximately $0.3 million. Excluding the impact of translation, the sales decline was $3.0 million, or 13.9%, compared with the prior-year period. Virtually all of the decrease was driven by lower levels of grinding machine order activity in late 2015 and early 2016.

Europe sales were $64.4 million during the nine months ended September 30, 2016, a decrease of $2.2 million, or 3.3%, when compared with the prior-year period. Foreign currency translation adjustment for the nine months ended September 30, 2016 had an unfavorable impact on sales of approximately $1.4 million. Excluding the impact of translation, the sales decline was $0.8 million, or 1.2%, for the nine months ended September 30, 2016 compared with the prior-year period.

 Asia and other sales were $24.2 million during the three months ended September 30, 2016, a decrease of $6.4 million, or 21.0%, when compared with the prior-year period. Foreign currency translation adjustment for the three months ended September 30, 2016 had an unfavorable impact on sales of approximately $1.0 million. Excluding the impact of translation, the sales decline was $5.4 million, or 17.6%, for the three months ended September 30, 2016 compared with the prior-year period. This decrease was driven by a $4.1 million multiple machine sale to a customer supplying the consumer electronics industry in China in 2015 which did not recur in 2016.

Asia and other sales were $77.9 million during the nine months ended September 30, 2016, a decrease of $3.8 million, or 4.6%, when compared with the prior-year period. Foreign currency translation adjustment for the nine months ended September 30, 2016 had an unfavorable impact of approximately $3.4 million. Excluding the impact of translation, the sales decline was $0.4 million, or 0.5%, for the nine months ended September 30, 2016 compared with the prior-year period. Sales for the nine months ended September 30, 2015 included a $5.3 million of multiple machine sales to a customer supplying the consumer electronics industry in China. Demand from customers in China is the key driver of the performance of the machine tool industry, and while machine tool industry data from China has been subdued, Hardinge has been able to maintain sales volume levels in the customer segments that it serves.

Sales of machines accounted for approximately 65% of the consolidated sales for the three and nine months ended September 30, 2016 and 2015, while sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for approximately 35% of the consolidated sales for the three and nine months ended September 30, 2016 and 2015.

Gross Profit.  Gross profit was $23.2 million, or 34.4% of sales for the three months ended September 30, 2016, compared with $25.4 million, or 33.0% of sales for the prior-year period. The primary cause of reduced gross profit was the impact of lower sales volume, partially offset by $0.5 million in savings from the Company’s 2015 restructuring program. The improvement in gross margin percentage was due to an improved product mix and the restructuring savings, partially offset by the impact of lower volume over fixed manufacturing costs.

Gross profit was $69.4 million or 33.8% of sales for the nine months ended September 30, 2016, compared with $74.2 million or 32.5% of sales for the prior-year period. Gross profit and margin for the nine months ended September 30, 2016 was impacted by lower volume, partially offset by $1.0 million in savings from the Company’s restructuring program, as well as the non-recurrence of an out of period inventory adjustment of $0.7 million recorded in the first quarter of 2015 at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $20.0 million, or 29.7% of sales for the three months ended September 30, 2016, a $0.1 million increase compared with $19.9 million, or 25.9% of sales for the three months ended September 30, 2015. For the quarter ended September 30, 2016, SG&A included $0.8 million for a pension settlement charge due to the retirement of a senior executive, $0.2 million related to severance and $0.1 million for professional fees related to the strategic review process. For the quarter ended September 30, 2015, SG&A included an expense of $0.3 million related to the strategic review process. Excluding these items, SG&A would have been $18.9 million and $19.6 million for the quarter ended September 30, 2016 and 2015, respectively, a decrease of $0.7 million. For the quarter ended September 30, 2016, the Company realized $0.3 million in savings from the restructuring program and $0.4 million in favorable currency translation.

SG&A expenses were $60.2 million, or 29.3% of sales for the nine months ended September 30, 2016, down $0.4 million compared with $60.6 million, or 26.5% of sales for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, SG&A included costs of $1.2 million for professional fees related to the strategic review process, $0.8 million for a pension settlement charge and $0.3 million related to severance. For the nine months ended September 30, 2015, SG&A included an expense of $0.3 million related to the strategic review process. Excluding these items, SG&A for the nine months ended September 30, 2016 and 2015 would have been $57.9 million and $60.3 million, respectively, a decrease of $2.4 million. For the nine months ended September 30, 2016, the Company realized $1.1 million of savings from the restructuring program and $1.5 million in favorable currency translation, offset by an increase of $0.2 million in variable selling expense.

Research and Development Expenses. Research and Development ("R&D") expenses were $3.3 million, or 4.9% of sales for the three months ended September 30, 2016, down $0.3 million or 9%, compared with $3.6 million, or 4.7% of sales for the three months ended September 30, 2015. For the quarter, $0.2 million of savings resulted from the restructuring program.

R&D expenses were $10.0 million, or 4.8% of sales for the nine months ended September 30, 2016, a decrease of $0.8 million, or 7.1% compared with $10.7 million, or 4.7% of sales for the nine months ended September 30, 2015. For the year, $0.7 million of savings resulted from the restructuring program.

Other (Income) Expense, Net. Net other expense increased by $0.1 million for the three months ended September 30, 2016 compared with the same prior-year period while net other expense for the nine months ended September 30, 2016 remained flat compared with the same prior-year period. Variances are primarily a result of fluctuations in foreign currency exchange rates during the periods as compared with the same periods in 2015.

(Loss) Income Before Income Taxes.  As a result of the foregoing, loss before income taxes was $0.7 million for the three months ended September 30, 2016, compared with income before income taxes of $0.6 million for the same period in 2015. For the nine months ended September 30, 2016, loss before income taxes was $1.8 million compared with income before income taxes of $1.3 million for the same period in 2015.

Income Taxes.  The income tax provision was $0.7 million for both the three and nine months ended September 30, 2016, compared with an income tax provision of $1.0 million and $1.5 million for the same periods in 2015.  The effective tax rate was (90.5)% and (36.6)% for the three and nine months ended September 30, 2016, compared with 151.5% and 111.2% for the same periods in 2015, which differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded. Additionally, in 2016, the Company's effective tax rate was impacted by a withholding tax of $0.6 million on a one-time dividend from an indirect wholly-owned subsidiary in China to its parent, a direct wholly-owned subsidiary in Switzerland.

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

Net Loss.  As a result of the foregoing, net loss for the three months ended September 30, 2016 was $1.4 million, or 2.1% of sales, compared with a net loss of $0.3 million, or 0.4% of sales, for the same period in 2015. Net loss for the nine months ended September 30, 2016 was $2.5 million, or 1.2% of sales, compared with a net loss of $0.1 million, or 0.1% of sales, for the same period in 2015. Both basic and diluted loss per share for the three and nine months ended September 30, 2016 were $(0.11) and $(0.19), compared to $(0.03) and $(0.01) for the same periods in 2015.

Business Segment Information — Comparison of the three and nine months ended September 30, 2016 and 2015

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales	$52,089	$60,856	$(8,767)	(14.4)%	$158,718	$180,042	$(21,324)	(11.8)%
Segment (loss) income	(984)	895	(1,879)	(209.9)%	(1,864)	1,729	(3,593)	(207.8)%

MMS sales were $52.1 million for the three months ended September 30, 2016, a decrease of $8.8 million, or 14.4% when compared with the corresponding period in 2015. After considering $1.2 million of unfavorable impact of foreign currency translation adjustments, sales would have decreased by $7.6 million or 12.5%. The decrease was driven by a $10.0 million decline in the Turning & Milling product line, primarily due to the uncertainty in the global industrial markets for capital goods, offset by a $1.2 million increase in the Grinding product line. MMS sales for the nine months ended September 30, 2016 were $158.7 million, a decrease of $21.3 million, or 11.8%, when compared with the same period in 2015 primarily due to the uncertainty in global industrial markets. This decrease was driven by a $15.2 million decline in the Turning & Milling product line and $6.1 million in the Grinding product line. After considering $4.7 million of unfavorable impact of foreign currency translation adjustments, sales would have decreased by $16.6 million or 9.2%.

Segment loss for the three months ended September 30, 2016 was $1.0 million, a decrease of $1.9 million, or 209.9% when compared with segment income of $0.9 million in the prior year. The key driver was the impact of lower volume, partially offset by lower spending in manufacturing and SG&A and $0.2 million of savings from the restructuring program. For the nine months ended September 30, 2016, segment loss was $1.9 million, a decrease of $3.6 million, or 207.8%, when compared with segment income of $1.7 million in the same period 2015. The primary driver was the impact of reduced volume, partially offset by reductions in manufacturing and SG&A costs and $0.6 million of savings from the restructuring program.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Sales	$15,270	$16,005	$(735)	(4.6)%	$46,773	$48,904	$(2,131)	(4.4)%
Segment income	1,847	1,083	764	70.5%	5,342	4,137	1,205	29.1%

ATA sales for the three months ended September 30, 2016 were $15.3 million, a decrease of $0.7 million, or 4.6%, when compared with the corresponding period in 2015. The primary driver of the decline in sales was $0.7 million in North America, as sales in Asia and Europe remained generally flat compared to the prior year period. For the nine months ended September 30, 2016, ATA sales were $46.8 million, a decrease of $2.1 million, or 4.4%, when compared with the same period in 2015. The primary driver of the decline in sales was $1.2 million of lower sales to Europe and $1.1 million of lower sales to Asia, offset by a $.03 million increase in North America when compared to the prior year period.

Segment income for the three months ended September 30, 2016 was $1.8 million, a $0.8 million, or 71% increase from the prior year. The ATA segment experienced increased profitability primarily as a result of $0.8 million in savings from the restructuring program, reduced by $0.2 million of cost to implement. For the nine months ended September 30, 2016, segment income was $5.3 million, an increase of $1.2 million or 29.1%, when compared with segment income of $4.1 million in the same period 2015. The primary driver of this increase is $2.2 million in savings from the restructuring program, reduced by $0.6 million of cost to implement, in addition to the non-recurrence of an out of period inventory adjustment of $0.7 million at one of our European subsidiaries to correct for costs that were not properly released from inventory as the product was sold in 2015. This was partially offset by the impact of lower sales volume.

Segment Summary For the Three and Nine Months Ended September 30, 2016 and 2015 (in thousands):

	Three Months ended September 30, 2016				Three Months Ended September 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,089	$15,270	$(148)	$67,211	$60,856	$16,005	$(56)	$76,805
Segment (loss) income	(984)	1,847		863	895	1,083		1,978
Unallocated corporate expense				(1,503)				(1,222)
Interest expense, net				(86)				(121)
(Loss) income before income taxes				$(726)				$635

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$158,718	$46,773	$(273)	$205,218	$180,042	$48,904	$(657)	$228,289
Segment (loss) income	(1,864)	5,342		3,478	1,729	4,137	—	5,866
Unallocated corporate expense				(5,061)				(4,144)
Interest expense, net				(235)				(392)
(Loss) income before income taxes				$(1,818)				$1,330

Summary of Cash Flows for the Nine Months Ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Net cash (used in) provided by operating activities	$(4,345)	$9,021
Net cash used in investing activities	$(1,505)	$(3,065)
Net cash used in financing activities	$(3,978)	$(4,227)

During the nine months ended September 30, 2016, we used $4.3 million net cash from operating activities. The net cash used was driven by a net loss (adjusted for non-cash charges for depreciation and amortization expense as well as the impact of unrealized foreign currency transaction loss), an increase in inventory based on orders and associated production levels, and decreases in accounts payable due to timing of purchases and payment activity, customer deposits due to timing of shipments and new orders received, and accrued expenses, primarily as a result of payment of annual incentive compensation, severance pay related to restructuring, sales commission payable, as well as the payment of the annual Company contribution to the 401(k) Plan. These uses of cash were partially offset by cash generated from a reduction in customer accounts receivable due to the timing of sales and collection activity.

During the nine months ended September 30, 2015, we generated $9.0 million net cash from operating activities. The net cash generated was driven by an add back of non-cash depreciation and amortization expense to the net loss, a decrease in customer receivables due to the timing of sales and collection activity, an increase in customer deposits due to timing of shipments and new orders received, an increase in other accrued expenses primarily as a result of accruals made during the third quarter of 2015 in connection with the restructuring activities combined with higher commissions payable and increased warranty reserves as a result of higher sales compared to the prior year period, and an increase in accounts payable due to timing of purchases and payment activity. These cash inflows were partially offset by an increase in inventories based on orders and associated production levels combined with an increase in other assets.

Net cash used in investing activities was $1.5 million for the nine months ended September 30, 2016. The primary use of cash was for capital expenditures during the period, which were made primarily for maintenance capital purchases.

Net cash used in investing activities was $3.1 million for the nine months ended September 30, 2015. The primary use of cash was for capital expenditures, which were made primarily for maintenance capital purchases.

Net cash flow used in financing activities was $4.0 million for the nine months ended September 30, 2016. Cash used was primarily attributable to $3.2 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.8 million.

Net cash flow used by financing activities was $4.2 million for the nine months ended September 30, 2015. Cash used by financing activities was primarily driven by $3.2 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.8 million.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $76.2 million at September 30, 2016 and $77.2 million at December 31, 2015, of which $54.3 million and $54.1 million, respectively, can be borrowed for working capital needs. As of September 30, 2016 and December 31, 2015, $67.4 million and $69.8 million was available for borrowing under these respective arrangements, of which $51.9 million and $53.2 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $8.6 million and $11.6 million at September 30, 2016 and December 31, 2015, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of September 30, 2016, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before non-cash charges and change in working capital needs. During the nine months ended September 30, 2016, available cash was sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first nine months of 2016. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2015 Annual Report on Form 10-K, as amended.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2016, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not Applicable.

Item 5.        Other Information.

On October 28, 2016, L. Kellenberger & Co. AG (“Kellenberger”), a Swiss aktiengesellschaft and an indirect wholly-owned subsidiary of Hardinge Inc. (the “Company”) and Urs. Baumgartner, Chief Executive Officer of Kellenberger entered into employment agreement (the “Baumgartner Employment Agreement”).

The Baumgartner Employment Agreement provides that it is an amended and restated version of an employment agreement that was previously executed by the parties on August 1, 2015. The term of employment under the Baumgartner Employment Agreement is indefinite; provided, however, that except as noted below, the agreement may be terminated if the terminating party delivers a notice of termination twelve months in advance of the termination date. In the event that the Company seeks to terminate Mr. Baumgartner’s employment within the twelve-month period following a change of control (as defined in the agreement), Mr. Baumgartner is entitled to receive eighteen months advance notice of such termination.

The Baumgartner Employment Agreement provides that Mr. Baumgartner’s annual base salary rate is CHF 275,000 (approximately $282,000). Thereafter, Mr. Baumgartner’s base salary is subject to review, no less frequently than on an annual basis, by the Managing Director of Kellenberger. Mr. Baumgartner is eligible for bonus payments, as may be awarded from time to time by the Board of Directors of Kellenberger. Mr. Baumgartner is also entitled to the use of a company car in accordance with Kellenberger’s current policy. During the term of his employment by Kellenberger and to the extent he is eligible to participate, Mr. Baumgartner will be included in all employee benefit plans that are compulsory under Swiss law, established by Kellenberger and/or otherwise generally made available to Kellenberger employees.

The Baumgartner Employment Agreement provides that in the event of a termination of Mr. Baumgartner’s employment by reason of death, permanent disability or retirement, Mr. Baumgartner (or his estate, as applicable) will be entitled to his base salary and benefits through the end of the month following the month in which the termination occurred.

The Baumgartner Employment Agreement contains covenants protecting Kellenberger’s intellectual property and confidential information. Additionally, the agreement includes covenants restricting competition with Kellenberger and the solicitation of employees, customers and clients of Kellenberger during the term of Mr. Baumgartner’s employment and for a period of two years following the termination of his employment.

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

3.3
By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.3 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 5, 2016 (File No. 000-15760)).

4.1
Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc. (incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995 (File No. 000-15760)).

10.1	Employment Agreement between L. Kellenberger & Co. AG and Urs Baumgartner

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

November 2, 2016	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

November 2, 2016	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)