Form 10-K
period 2016-12-31
HARDINGE INC
filed 2017-03-03
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was $103.4 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2016.
As of February 28, 2017 there were 12,902,366 shares of common stock of the registrant outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of Hardinge Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the Commission are incorporated by reference to Part III of this Form 10-K.

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

We are a global designer, manufacturer and distributor of machine tools, specializing in precision computer numerically controlled metalcutting machines and workholding technology solutions. The Company has the following direct and indirect wholly owned subsidiaries:

North America:
Canadian Hardinge Machine Tools, Ltd.	Toronto, Canada
Forkardt Inc.	Traverse City, Michigan
Hardinge Technology Systems, Inc.	Elmira, New York
Hardinge Grinding Group	Elgin, Illinois
Europe:
Forkardt Deutschland GmbH	Reutlingen, Germany
Forkardt SAS	Noisy le Sec, France
Hardinge GmbH	Krefeld, Germany
Hardinge Holdings GmbH	St. Gallen, Switzerland
Hardinge Holdings B.V.	Amsterdam, Netherlands
Hardinge Machine Tools B.V.	Raamsdonksveer, Netherlands
Jones & Shipman Hardinge Limited	Leicester, England
Jones & Shipman SARL	Bron, France
L. Kellenberger & Co., AG	St. Gallen, Switzerland
Asia and Other:
Forkardt India LLP	Hyderabad, India
Forkardt Precision Machinery (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge China Limited	Hong Kong, People's Republic of China
Hardinge Machine (Shanghai) Co., Ltd.	Shanghai, People's Republic of China
Hardinge Machine Tools B.V., Taiwan Branch	Nan Tou City, Taiwan, Republic of China
Hardinge Precision Machinery (Jiaxing) Company, Limited	Jiaxing, People's Republic of China
Hardinge Taiwan Precision Machinery Limited	Nan Tou City, Taiwan, Republic of China

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

Segments

The Company has two unique business segments: Metalcutting Machine Solutions ("MMS") and Aftermarket Tooling and Accessories ("ATA").

Metalcutting Machine Solutions (MMS)

This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately forty thousand dollars for some standard products to approximately two million dollars for specialized grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles, as customers are looking for productivity improvements or they have new products that require new machining capabilities.

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

Our Kellenberger precision grinding technology is complemented by our Hauser, Tschudin, Usach, and Voumard grinding brands. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and mold-making applications. Tschudin product technology is focused on the specialized grinding of cylindrical parts when the customer requires high volume production. Our Tschudin machines are generally equipped with automatic loading and unloading mechanisms for the part being machined. These loading and unloading mechanisms significantly reduce machine operator involvement in the production process. Usach and Voumard machines are high quality internal diameter cylindrical grinding systems used in production and job shop environments.

Machining centers are designed to remove material from stationary, prismatic, or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from an integrated computer control without the assistance of an operator. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. We supply a broad line of machining centers under our Bridgeport brand name addressing a range of sizes, speeds, and powers.

Our machines generally use commands from an integrated computer to control the movement of cutting tools, grinding wheels, part positioning, and in the case of turning and grinding machines, the rotation speeds of the part being shaped. The computer control enables the operator to program operations such as part rotation, tooling selection, and tooling movement for a specific part and then stores that program in memory for future use. The machines are able to produce parts while left unattended when connected to automatic bar-feeding, robotics equipment, or other material handling devices designed to supply raw materials and remove machined parts from the machine.

New products are critical to our growth plans. We gain access to new products through internal product development, acquisitions, joint ventures, license agreements, and partnerships. Products are introduced each year to broaden our product offering, to take advantage of new technologies available to us, and to replace older models nearing the end of their respective product life cycles. These technologies generally allow our machines to run at higher speeds and with more power, thus increasing their efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another. Generally, our machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites, and exotic materials.

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

Aftermarket Tooling and Accessories (ATA)

This segment includes products that are purchased by manufacturers throughout the lives of their machines. The selling prices of these units are relatively low per piece with prices ranging from forty dollars on high volume collets to two hundred thousand dollars or more for specialty chucks. While considered to be consumable, these products are more durable in nature, with replacement due to wear over time. Our products are used on all types and brands of machine tools, not limited to our own. Sales levels are affected by manufacturing cycles, but not as severely as capital goods lines. While customers may not purchase high cost machines during a down cycle, their factories are operating with their existing equipment and therefore accessories are still needed as they wear out or they are needed for a change in production requirements.

The two primary product groups in ATA are collets and chucks. Collets are cone-shaped metal sleeves used for holding circular or rod-like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Chucks are a specialized clamping device used to hold an object with radial symmetry, especially a cylindrical object. It is most commonly used to hold a rotating work piece. Some of our specialty chucks can also hold irregularly shaped objects that lack radial symmetry. While our products are known for accuracy and durability, they are consumable in nature.

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

We promote our products through advertising in trade publications, web presences, email newsletters, and participation in industry trade shows. In addition, we market our non-machine products and capabilities through the publication of general catalogs and other targeted catalogs, which we distribute to existing and prospective customers. We have a considerable presence on the internet at www.hardinge.com and www.forkardt.com, where customers can obtain information about our products and place orders for accessories, tooling, knee mill products and repair parts.

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

No single customer or related group of customers accounted for more than 5% of our consolidated sales in 2016 or 2015. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business.

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

We compete in various sectors of the machine tool market within the products of turning, milling, grinding, tooling and accessories. We compete with multiple companies in each market sector we serve. The primary competitive factors in the marketplace for our machine tools are reliability, price, delivery time, service, and technological characteristics. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level their products can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as DMG Mori Seiki, Mazak, and Okuma. Competition in our more standard turning and milling equipment comes, in part, from those companies as well as Doosan, which is based in South Korea, and Haas, which is based in the U.S., as well as many Taiwanese companies. Our internal and outer diameter (ID/OD) cylindrical grinding machines compete primarily with products manufactured by Studer, a Swiss company, as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with products manufactured by Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with products manufactured by Okamoto in Japan and Chevalier in Taiwan. Our ATA products compete with many products manufactured by smaller companies.

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

Research and Development

Our ongoing research and development program involves creating new products, modifying existing products to meet market demands, and redesigning existing products, both to add new functionality and to reduce the cost of manufacturing. Our research and development departments throughout the world are staffed with experienced design engineers with varying levels of education, ranging from technical to doctoral degrees.

The worldwide cost of research and development, all of which has been charged to operating expense, amounted to $13.5 million, $14.1 million and $13.9 million, in 2016, 2015 and 2014, respectively.

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

We deliver many of our machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling and specific programming. In those cases, the customer usually observes and inspects the parts being made on the machine at our facility before shipment so the timing of the sale is dependent upon the customer's schedule and acceptance. Lead time for these types of orders, especially grinding machines, can range from six to eight months. Therefore, sales from quarter-to-quarter can vary depending upon the timing of customers' acceptances and the significance of those orders.

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

A substantial portion of the Pond is located on our property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRP's"), agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRP's also signed a PRP Member Agreement, agreeing to share the costs associated with the RI/FS study on a per capita basis.

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRP's submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announced its proposed remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over Koppers Pond. The preferred remedy includes long-term monitoring and institutional controls. After a public comment period the EPA concluded this RI phase of its process documented in a letter in December 2016.

The Company has recorded a reserve of $0.3 million for its estimated related liability, assuming all of the PRP's would continue to share costs equally in the clean-up phase of the project. Based on our understanding including discussions with our experts, it is possible that the PRP's may change and/or the relative split of costs may be different for this final phase of the project. However, this will not be known for quite some time, and this ongoing estimate of “7 split equally” is viewed as the best possible estimate at the moment. This reserve is reported in Accrued expenses on the Consolidated Balance Sheets.

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

Employees

As of December 31, 2016, Hardinge Inc. employed 1,451 persons, 463 of whom were located in the United States. Management believes that relations with our employees are good.

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

We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2016, approximately 71% of our products were manufactured in countries outside of North America and approximately 68% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These factors include:

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

In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We maintain an extensive distributor and agent network worldwide. In 2016, approximately 30% of our sales were through distributors. No distributor accounted for more than 5% of our consolidated sales in 2016. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

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

We may be adversely affected by attacks on information technology systems as well as other cybersecurity risks and business disruptions.

Our business may be impacted by disruptions to our own or third party information technology systems, which may result from attacks on or failures of such infrastructure. Cybersecurity risks are evolving and include, but are not limited to, attacks on our information technology systems and attacks on the information technology systems of third parties in attempts to gain unauthorized access to our confidential or other proprietary information or information relating to our employees, customers and other third parties. Cybersecurity risks may also include attacks targeting the security, integrity and/or reliability of the hardware, software and information installed, stored or transmitted in our products, including after the purchase of those products and when they are incorporated into our customers’ facilities and/or infrastructure. Such attacks could potentially result in disruptions to systems, unauthorized release of confidential or otherwise protected information and corruption of data. We believe that we have adopted appropriate measures to mitigate potential risks to our technology, products, services and operations from these potential attacks. However, given the unpredictability of the timing, nature and scope of such attacks or other disruptions, we could potentially be subject to production downtimes, operational delays, other damaging effects on our operations or our ability to provide products and services to our customers, the unintended release of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other improper use of our or third party systems, networks or products, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our operating results.

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

Staggered Board of Directors. Our certificate of incorporation and bylaws provide that our Board of Directors, currently consisting of nine members, is divided into three classes of directors, with each class consisting of three directors, and with the classes serving staggered three-year terms. This classification of the directors has the effect of making it more difficult for shareholders, including those holding a majority of our outstanding shares, to force an immediate change in the composition of our Board of Directors.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Owned Properties:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
Jiaxing, China	Manufacturing, Engineering, Demonstration, and Administration (Buildings and improvements are owned by the Company; land is under 50-year lease expiring in November 2060)	7 acres 223,179 sq. ft
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou City, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Romanshorn, Switzerland	Manufacturing	2 acres 42,324 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Service, and Turnkey Systems	4 acres 41,500 sq. ft.
Traverse City, Michigan	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	2.4 acres 38,800 sq. ft.

Leased Properties:

Location	Type of Facility	Square Footage	Lease Expiration Date
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Reutlingen, Germany	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	39,547 sq. ft.	8/31/19
Shanghai, China	Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	38,820 sq. ft.	5/31/18
Elgin, Illinois	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	34,000 sq. ft.	12/31/17
Krefeld, Germany	Sales, Turnkey Systems, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
Hyderabad, India	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	10,000 sq. ft.	9/30/18
Biel, Switzerland	Manufacturing, Sales, Engineering, Turnkey Systems, Service, and Administration	7,995 sq. ft.	6/30/17
Noisy le Sec, France	Manufacturing, Engineering, Marketing, Sales, Administration, and Service	7,320 sq. ft.	12/31/19
St. Gallen, Switzerland	Manufacturing	7,136 sq. ft.	12/31/19
Shanghai, China	Sales, Service, Engineering, and Administration	6,949 sq. ft.	10/31/17
Bron, France	Marketing, Sales, Administration, and Service	2,680 sq. ft.	4/1/23

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

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table reflects the highest and lowest values at which our common stock traded in each quarter of the last two years. Our common stock trades on the NASDAQ Global Select Market under the symbol "HDNG". The table also includes dividends per share, by quarter:

	2016			2015
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$12.60	$12.45	$0.02	$12.05	$10.78	$0.02
June 30,	10.21	9.96	0.02	11.69	9.38	0.02
September 30,	11.23	10.53	0.02	10.83	8.13	0.02
December 31,	11.24	10.85	0.02	10.15	7.97	0.02

At February 28, 2017, there were 218 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total return for Hardinge Inc. common stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of 14 peer issuers. The companies included in our peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our peer group includes Altra Holding, Inc., Cohu, Inc., Columbus McKinnon Corporation, Dynamic Materials Corporation, Electro Scientific Industries Inc., Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., NN, Inc., Rudolph Technologies, Inc., Sifco Industries Inc., Transcat Inc., and Twin Disc Inc. We removed Newport Corp. from the peer group as it is no longer a publicly traded company. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2011. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., the NASDAQ Composite Index,
and a Peer Group

____________________
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.

Fiscal year ended December 31,	2011	2012	2013	2014	2015	2016
Hardinge Inc.	$100.00	$124.52	$182.32	$151.15	$119.09	$142.69
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
Peer Group	100.00	94.78	129.30	119.72	96.57	139.25

Item 6. Selected Financial Data.

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other information included herein (amounts in thousands except per share data):

	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Sales	$292,013	$315,249	$311,633	$329,459	$334,413
Cost of sales	194,486	210,711	210,851	223,760	225,286
Gross profit	97,527	104,538	100,782	105,699	109,127
Selling, general and administrative expenses	79,647	81,271	81,045	79,533	76,196
Research & development(1)	13,514	14,140	13,904	12,460	12,290
Restructuring charges(2)	661	3,558	—	—	—
Impairment charges(3)	—	—	5,766	6,239	—
Other expense, net	310	632	514	471	559
Operating income (loss)	3,395	4,937	(447)	6,996	20,082
Interest expense, net	328	499	678	1,064	741
Income (loss) from continuing operations before income taxes	3,067	4,438	(1,125)	5,932	19,341
Income taxes	1,843	1,828	1,233	1,537	1,486
Income (loss) from continuing operations	1,224	2,610	(2,358)	4,395	17,855
Gain from disposal of discontinued operation, and income from discontinued operations, net of tax(4)	—	—	218	5,532	—
Net income (loss)	$1,224	$2,610	$(2,140)	$9,927	$17,855
PER SHARE DATA:
Basic earnings (loss) per share:
Continuing operations	$0.10	$0.20	$(0.19)	$0.37	$1.53
Discontinued operations	—	—	0.02	0.47	—
Basic earnings (loss) per share	$0.10	$0.20	$(0.17)	$0.84	$1.53
Weighted average basic shares outstanding	12,824	12,776	12,661	11,801	11,557

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.20	$(0.19)	$0.37	$1.53
Discontinued operations	—	—	0.02	0.46	—
Diluted earnings (loss) per share	$0.09	$0.20	$(0.17)	$0.83	$1.53
Weighted average diluted shares outstanding	12,909	12,872	12,661	11,891	11,596

Cash dividends declared per share	$0.08	$0.08	$0.08	$0.08	$0.08
BALANCE SHEET DATA:
Working capital	$127,848	$129,310	$134,338	$136,931	$128,069
Total assets	297,550	310,938	311,084	343,861	325,628
Total debt	6,596	11,606	15,989	26,314	19,963
Shareholders' equity	155,941	161,105	169,596	203,788	161,207
____________________

(1)	In 2016, we reclassified Research & development expenses from Cost of sales to Operating expenses for all years presented.

(2)
On August 4, 2015, the Company's Board of Directors approved a strategic restructuring program with the goals of streamlining the Company's cost structure, increasing operational efficiencies and improving shareholder returns, which was completed in 2016.

(3)
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

(4)
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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview. We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 68% of our 2016 sales were to customers outside of North America, 71% of our 2016 products sold were manufactured outside of North America, and 68% of our employees in 2016 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 33% of overall sales in 2016 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

Other key performance indicators are geographic distribution of net sales (“sales”), gross profit as a percent of sales, income from operations, working capital changes, and debt level trends. In an industry where constant product technology development has led to an average model life of three to five years, effectiveness of technological innovation and development of new products are also key performance indicators.

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

Results of Operations

Presented below is summarized selected financial data for the years ended December 31, 2016 and 2015 (in thousands):

	2016	% of Sales	2015	% of Sales	$ Change	% Change
Sales	$292,013		$315,249		$(23,236)	(7.4)%
Gross profit	97,527	33.4%	104,538	33.2%	(7,011)	(6.7)%
Selling, general and administrative expenses	79,647	27.3%	81,271	25.8%	(1,624)	(2.0)%
Research & Development	13,514	4.6%	14,140	4.5%	(626)	(4.4)%
Restructuring Charges	661	0.2%	3,558	1.1%	(2,897)	(81.4)%
Other expense, net	310	0.1%	632	0.2%	(322)	(50.9)%
Operating Income	3,395	1.2%	4,937	1.6%	(1,542)	(31.2)%
Interest expense, net	328		499		(171)
Income before income taxes	3,067	1.1%	4,438	1.4%	(1,371)	(30.9)%
Income taxes	1,843		1,828		15
Net income	$1,224	0.4%	$2,610	0.8%	$(1,386)	(53.1)%

Sales. The table below summarizes sales by each corresponding geographical region for the year ended December 31, 2016 compared to the year ended December 31, 2015 (in thousands):

	2016		2015		Change
	$	%	$	%	$	%
Sales to customers in:
North America	$92,668	31.7%	$108,470	34.4%	$(15,802)	(14.6)%
Europe	91,382	31.3%	97,269	30.9%	(5,887)	(6.1)%
Asia	107,963	37.0%	109,510	34.7%	(1,547)	(1.4)%
Total	$292,013	100.0%	$315,249	100.0%	$(23,236)	(7.4)%

Sales for the year ended December 31, 2016 were $292.0 million, a decrease of $23.2 million, or 7.4% when compared to the prior year. Global demand for machine tools and accessories continued to be weak in 2016, especially in North America and Europe, which drove the year over year decline. In Asia, we have been able to maintain stable sales volume levels in the primary customer segments that we serve. Unfavorable foreign currency translation had an impact of approximately $6.9 million, primarily in Asia. Excluding the impact of foreign currency translation, sales would have decreased $16.3 million or 5.2% over the prior year.

North America sales were $92.7 million and $108.5 million, respectively, for the years ended December 31, 2016 and 2015, a decrease of $15.8 million, or 14.6%. The current year decrease reflects industrial market weakness with MMS down 22.4%, and ATA down 3.6% from respective prior year sales in the region.

Europe sales were $91.4 million and $97.3 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $5.9 million, or 6.1%. This decline reflects industrial market weakness with MMS down 4.3%, and ATA down 15.3% from respective prior year sales in the region. The ATA decline is primarily attributed to the restructuring of our operations in this region. Unfavorable foreign currency translation impacted sales by approximately $2.0 million. Excluding the impact of foreign currency translation, sales would have decreased $3.9 million, or 4.0% versus the prior year.

Asia sales were $108.0 million and $109.5 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $1.5 million, or 1.4%. Unfavorable foreign currency translation impacted sales by approximately $4.9 million. Excluding the translation effect, sales grew by $3.4 million or 3.1%. Demand from customers in China is the key driver of the performance of the machine tool industry, and Hardinge has been able to maintain stable sales volume levels in the primary customer segments that it serves.

Sales of machines accounted for approximately 67% of the consolidated sales for the years ended December 31, 2016 and 2015. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 33% of the consolidated sales for the years ended December 31, 2016 and 2015.

Gross Profit. Gross profit was $97.5 million, or 33.4% of sales for the year ended December 31, 2016, compared to $104.5 million, or 33.2% of sales in 2015. The decrease in gross profit was related to the decrease in sales volume, and the unfavorable impact of foreign currency translation of approximately $2.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $79.6 million, or 27.3% of net sales for the year ended December 31, 2016, a decrease of $1.6 million or 2.0%, compared to $81.3 million, or 25.8% of net sales for the year ended December 31, 2015. We had $1.7 million of additional charges in the year ended December 31, 2016 as compared to the year ended December 31, 2015, including severance of $0.7 million, pension settlement of $0.6 million and strategic consulting expenses of $0.4 million. Foreign currency translation had a favorable impact of approximately $2.1 million. Adjusting for the impacts in severance, pension settlement, strategic review related charges, and foreign currency translation, SG&A would have decreased $1.2 million in the current year as compared to the prior year period. The decrease was due mainly to savings generated as a result of the restructuring initiatives announced in 2015 and completed in 2016.

Research & Development. Research & Development expenses were $13.5 million, or 4.6% of net sales for the year ended December 31, 2016, compared to $14.1 million, or 4.5% of net sales for the year ended December 31, 2015.

Restructuring. In 2016, we completed a restructuring plan initiated in 2015 with charges related to severance payments, a voluntary retirement plan, the closure plan for a facility in Germany and factory overhead reduction initiative in the Elmira, New York facility. A total of $0.7 million and $3.6 million were recorded for the years ended December 31, 2016 and 2015, respectively.

Operating Income. As a result of the foregoing, operating income was $3.4 million for the year ended December 31, 2016, compared to $4.9 million in 2015.

Income Taxes. The provision for income taxes was $1.8 million for both years ended December 31, 2016 and 2015. The effective tax rates were 60.1% for the year ended December 31, 2016, compared to 41.2% in 2015, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Net Income. As a result of the foregoing, net income for the year ended December 31, 2016 was $1.2 million, or 0.4% of net sales, compared to net income of $2.6 million, or 0.8% of net sales in 2015. Basic and diluted income per share for the year ended December 31, 2016 were $0.10 and $0.09, respectively, compared to basic and diluted earnings per share of $0.20 for the year ended December 31, 2015.

Business Segment Information — Comparison of the years ended December 31, 2016 and 2015

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Sales	$230,705	$250,854	$(20,149)	(8.0)%
Segment income	3,060	7,365	(4,305)	(58.5)%

MMS sales decreased by $20.1 million, or 8.0% in the year ended December 31, 2016 when compared with 2015. We experienced decreased demand across product lines and regions with the exception of grinding sales in Asia, which were up 13% over the prior year. This overall segment decrease includes unfavorable foreign currency translation of approximately $6.7 million.

Segment income was $3.1 million for the year ended December 31, 2016, or $4.3 million below 2015 segment income. The decrease in segment income was due to the impact of lower sales volumes, partially offset by a $1.8 million reduction in operating expenses due in part to restructuring initiatives completed in 2016.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Sales	$61,647	$65,128	$(3,481)	(5.3)%
Segment income	6,910	3,372	3,538	104.9%

 ATA sales for the year ended December 31, 2016 were $61.6 million, a decrease of $3.5 million when compared to 2015. ATA sales decreases in Europe of 15% and North America of 4% were partially offset by increases in Asia of 12%. The decrease in Europe was primarily attributed to our restructuring efforts in that region.

Segment income for the year ended December 31, 2016 was $6.9 million, or $3.5 million above 2015 segment income. We had $3.2 million of additional restructuring expenses, an inventory valuation adjustment, and charges related to the Company's strategic review initiative in the year ended December 31, 2015 as compared to the year ended December 31, 2016. The remaining increase in segment income was due to a $1.5 million reduction in operating expenses due primarily to restructuring initiatives completed in 2016, offset in part by the impact of lower sales volumes.

Segment Summary For the Year Ended December 31, 2016 (in thousands):

	Year Ended December 31, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$230,705	$61,647	$(339)	$292,013
Segment income	3,060	6,910		9,970
Unallocated corporate expense				(6,575)
Interest expense, net				(328)
Income from continuing operations, before income taxes				$3,067

Comparison of the years ended December 31, 2015 and 2014

Presented below is summarized selected financial data for the years ended December 31, 2015 and 2014 (in thousands):

	2015	% of Sales	2014	% of Sales	$ Change	% Change
Sales	$315,249		$311,633		$3,616	1.2%
Gross profit	104,538	33.2%	100,782	32.3%	$3,756	3.7%
Selling, general and administrative expenses	81,271	25.8%	81,045	26.0%	$226	0.3%
Research & development	14,140	4.5%	13,904	4.5%	$236	1.7%
Restructuring	3,558	1.1%	—	—%	$3,558	100.0%
Impairment charges	—	—%	5,766	1.9%	$(5,766)	(100.0)%
Other expense, net	632	0.2%	514	0.2%	$118	23.0%
Income (loss) from operations	4,937	1.6%	(447)	(0.1)%	$5,384	(1,204.5)%
Interest expense, net	499		678		$(179)
Income (loss) from continuing operations before income taxes	4,438	1.4%	(1,125)	(0.4)%	$5,563	(494.5)%
Income taxes	1,828		1,233		$595
Net income (loss) from continuing operations	2,610	0.8%	(2,358)	(0.8)%	$4,968	(210.7)%
Gain from disposal of discontinued operation and income from discontinued operations, net of tax	—		218		$(218)
Net income (loss)	$2,610	0.8%	$(2,140)	(0.7)%	$4,750	(222.0)%

Sales. The table below summarizes sales by each corresponding geographical region for the year ended December 31, 2015 compared to the year ended December 31, 2014 (in thousands):

	2015		2014		Change
	$	%	$	%	$	%
Sales to customers in:
North America	$108,470	34.4%	$100,894	32.3%	$7,576	7.5%
Europe	97,269	30.9%	103,063	33.1%	$(5,794)	(5.6)%
Asia	109,510	34.7%	107,676	34.6%	$1,834	1.7%
Total	$315,249	100.0%	$311,633	100.0%	$3,616	1.2%

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

Gross Profit. Gross profit was $104.5 million, or 33.2% of sales for the year ended December 31, 2015, compared to $100.8 million, or 32.3% of sales in 2014. The increase in gross margin was primarily a result of higher production levels in the Company’s grinding facilities, which resulted in higher factory absorption, as well as an improved mix of grinding machines. This was partially offset by $0.8 million for the integration of the Voumard product lines, which was acquired in September 2014, and a first quarter inventory valuation adjustment of approximately $0.7 million

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $81.3 million, or 25.8% of net sales for the year ended December 31, 2015, an increase of $0.2 million or 0.3%, compared to $81.0 million, or 26.0% of net sales for the year ended December 31, 2014. SG&A for the year ended December 31, 2015 included $0.8 million of incremental professional fees associated with the Company's previously announced strategic review process, $0.8 million of additional SG&A from our Voumard acquisition and $0.4 million for the expansion of the Company’s Forkardt businesses in India and China, which was partially offset by $3.8 million from the favorable impact of foreign currency translation.

Research & Development. Research & Development expenses were $14.1 million, or 4.5% of net sales for the year ended December 31, 2015, compared to $13.9 million, or 4.5% of net sales for the year ended December 31, 2014.

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

MMS sales increased by $7.7 million, or 3.1% in the year ended December 31, 2015 when compared with 2014. The primary driver was strong grinding sales in all markets, partially offset by approximately $8.4 million of unfavorable foreign currency translation.

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

Segment income for the year ended December 31, 2015 was $3.4 million, a 49.7% decrease from 2014. The decline in income was driven by restructuring charges of $3.3 million related to overhead reduction in the Elimra, New York operations and closure of a facility in Germany which was completed in 2016. In addition, the business recorded a $0.7 million unfavorable inventory valuation adjustment in one of its European facilities. Excluding the restructuring charges and inventory adjustment, segment income in 2015 would have been $7.4 million or 10% higher than in 2014.

Segment Summary For the Year Ended December 31, 2015 (in thousands):

	Year Ended December 31, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$250,854	$65,128	$(733)	$315,249
Segment income	7,365	3,372		10,737
Unallocated corporate expense				(5,800)
Interest expense, net				(499)
Loss from continuing operations, before income taxes				$4,438

Liquidity and Capital Resources

The Company's principal capital requirements are to fund its operations, including working capital, to purchase and fund improvements to its facilities, machines and equipment, and to fund acquisitions.

At December 31, 2016, cash and cash equivalents were $28.3 million, compared to $32.8 million at December 31, 2015. The current ratio at December 31, 2016 was 2.76:1 compared to 2.62:1 at December 31, 2015.

At December 31, 2016 and 2015, total debt outstanding, including notes payable, was $6.6 million and $11.6 million, respectively.

Summary of Cash Flows for the Year Ended December 31, 2016, 2015 and 2014

Summary of cash flow data (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$5,297	$26,727	$3,179
Net cash used in investing activities	$(2,361)	$(4,141)	$(8,500)
Net cash used in financing activities	$(6,475)	$(5,702)	$(12,130)

Cash Flows from Operating Activities:

During the year ended December 31, 2016, we generated $5.3 million net cash from operating activities. The net cash generated was driven by a net income of $1.2 million (as adjusted for non-cash depreciation and amortization expense of $8.8 million), partially offset by a decrease in accrued expenses of $4.0 million related to the completion of our restructuring program.

During the year ended December 31, 2015, we generated $26.7 million net cash from operating activities. The net cash generated was driven by a net income of $2.6 million (as adjusted for non-cash depreciation and amortization expense of $8.8 million), an increase in customer deposits $7.8 million, a decrease in customer receivables $3.9 million, and an increase in accrued expenses $3.3 million due to third party commissions payable and restructuring expenses.

During the year ended December 31, 2014, we generated $3.2 million net cash in operating activities. The net cash generated was driven by a net loss of $2.1 million (as adjusted for non-cash depreciation and amortization expense of $10.2 million and impairment loss of $5.8 million), partially offset by an increase in accounts receivables of $7.9 million and a decrease in accrued expenses of $3.3 million.

Cash Used in Investing Activities:

Net cash used in investing activities was $2.4 million for the year ended December 31, 2016. The primary uses of cash was for capital expenditures and general maintenance during the year.

Net cash used in investing activities was $4.1 million for the year ended December 31, 2015. The primary uses of cash were for capital expenditures, general maintenance and replacement capital during the year.

Net cash used in investing activities was $8.5 million for the year ended December 31, 2014. The primary uses of cash was for the acquisitions of Forkardt India and Voumard totaling $5.7 million, combined with capital expenditures during the year of $3.2 million.

Cash Used in Financing Activities:

Net cash flow used by financing activities was $6.5 million for the year ended December 31, 2016. Cash used was primarily attributable to $5.8 million of scheduled payments on long-term debt and $1.1 million of dividends paid to shareholders.

Net cash flow used by financing activities was $5.7 million for the year ended December 31, 2015. Cash used was primarily attributable to $4.5 million of scheduled payments on long-term debt and $1.0 million of dividends paid to shareholders.

During the year ended December 31, 2014, net cash used by financing activities was $12.1 million. Cash used was primarily attributable to $9.3 million of payments on long-term debt combined with a $7.5 million payment of contingent consideration in connection with the Usach acquisition, and dividends paid of $1.0 million, partially offset by $5.7 million of proceeds from sale of common stock in connection with the at-the-market stock offering.

Credit Facilities and Financing Arrangements

Financing arrangements are maintained with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $74.7 million at December 31, 2016, of which $53.0 million can be borrowed for working capital needs. As of December 31, 2016, $67.1 million was available for borrowing under these arrangements of which $51.9 million was available for working capital needs. Total consolidated term borrowings outstanding, net of unamortized debt issuance fees were $5.9 million at December 31, 2016 and $11.6 million at December 31, 2015. Additionally, the Company had borrowings under revolving credit facilities of $0.7 million at December 31, 2016. Details of these financing arrangements are discussed in Note 8: "Financing Arrangements"to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Other Commitments

We lease space for some of our manufacturing, sales and service operations with lease terms up to 7 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.0 million, $3.3 million and $3.2 million during the years ended December 31, 2016, 2015, and 2014, respectively.

The following table shows our future commitments in effect as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$2,993	$2,993	$—	$—	$—	$—	$5,986
Operating lease obligations	1,924	1,245	709	85	34	33	4,030
Purchase commitments	23,546	—	—	—	—	—	23,546
Standby letters of credit	6,459	279	83	—	—	—	6,821
Total	$34,922	$4,517	$792	$85	$34	$33	$40,383

We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. For the year ended December 31, 2017, the expected Company contributions to be paid to the qualified defined benefit domestic plan are $2.0 million and the expected Company contributions to the foreign defined benefit pension plans are $2.3 million.

We believe that the current available funds and credit facilities, along with internally generated funds from operations, will provide sufficient financial resources for ongoing operations throughout 2017.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Change in Accounting Policy

There were no significant changes to accounting policies in 2016.

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

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We have three reporting units, only one of which currently has goodwill. Our ATA reporting unit had goodwill totaling $6.6 million as of December 31, 2016.

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

Our annual goodwill impairment review was performed as of October 1, 2016. As a result of this assessment we determined that the fair value of our reporting units that have goodwill exceeded the carrying value.

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

Retirement Plans. We sponsor various defined benefit pension plans, defined contribution plans, and two postretirement benefit plans, all as described in Note 14. "Employee Benefits" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

We annually review the discount rate to be used for retirement plan liabilities. In the U.S., we use bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using rates of 4.39% and 4.75% at our plan measurement dates of December 31, 2016 and 2015, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in blended rates of 0.89% and 1.21% at their measurement dates of December 31, 2016 and 2015, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $13.5 million. Conversely, an increase of one percent would decrease U.S. pension obligations by approximately $11.2 million. A decrease of one percent in the discount rate would increase the Swiss pension obligations by approximately $19.4 million. Conversely, an increase of one percent would decrease the Swiss pension obligations by approximately $15.9 million.

A change in the discount rate can also have an effect on retirement plan expense. For example, a decrease of one percent would increase U.S. 2017 pension expense by approximately $0.09 million. Conversely, an increase of one percent would decrease U.S. 2017 pension expense by approximately $0.03 million. A decrease of one percent would increase the Swiss pension expense by approximately $1.5 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $1.8 million.

The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. For our domestic plans, the expected rate of return during fiscal 2017 is 7.50%, which is the same rate used for fiscal 2016. For our foreign plans, we used rates of return appropriate for each country which resulted in a blended expected rate of return of 3.14% for fiscal 2017, compared to 3.91% for fiscal 2016. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Swiss pension expense by approximately $0.9 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $0.9 million.

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

We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hardinge Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company retrospectively adjusted the presentation of deferred tax assets and liabilities in the consolidated balance sheet as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” effective December 31, 2016.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 3, 2017

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$28,255	$32,774
Restricted cash	2,923	2,192
Accounts receivable, net	55,573	56,945
Inventories, net	107,018	110,232
Other current assets	6,926	7,212
Total current assets	200,695	209,355

Property, plant and equipment, net	56,961	62,025
Goodwill	6,579	6,620
Other intangible assets, net	26,730	28,018
Other non-current assets	6,585	4,920
Total non-current assets	96,855	101,583
Total assets	$297,550	$310,938

Liabilities and shareholders’ equity
Accounts payable	$24,920	$24,696
Accrued expenses	25,629	27,964
Customer deposits	18,215	19,845
Accrued income taxes	1,160	1,919
Current portion of long-term debt	2,923	5,621
Total current liabilities	72,847	80,045

Long-term debt	2,970	5,985
Pension and postretirement liabilities	58,840	57,322
Deferred income taxes	3,800	3,088
Other liabilities	3,152	3,393
Total non-current liabilities	68,762	69,788
Commitments and contingencies (see Note 12)
Common stock (par value $0.01 per share; shares authorized 20,000,000; Shares issued 12,903,037 and 12,856,716)	129	128
Additional paid-in capital	121,015	120,524
Retained earnings	89,557	89,368
Treasury shares (at cost, 9,243 and 18,489)	(104)	(202)
Accumulated other comprehensive loss	(54,656)	(48,713)
Total shareholders’ equity	155,941	161,105
Total liabilities and shareholders’ equity	$297,550	$310,938

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Sales	$292,013	$315,249	$311,633
Cost of sales	194,486	210,711	210,851
Gross profit	97,527	104,538	100,782

Selling, general and administrative expenses	79,647	81,271	81,045
Research & development	13,514	14,140	13,904
Restructuring charges	661	3,558	—
Impairment charges	—	—	5,766
Other expense, net	310	632	514
Income (loss) from operations	3,395	4,937	(447)

Interest expense	555	655	737
Interest income	(227)	(156)	(59)
Income (loss) from continuing operations before income taxes	3,067	4,438	(1,125)
Income taxes	1,843	1,828	1,233
Net income (loss) from continuing operations	1,224	2,610	(2,358)

Gain from disposal of discontinued operation, net of tax	—	—	218

Net income (loss)	$1,224	$2,610	$(2,140)

Per share data:

Basic earnings (loss) per share:
Continuing operations	$0.10	$0.20	$(0.19)
Disposal of discontinued operation	—	—	0.02
Basic earnings (loss) per share	$0.10	$0.20	$(0.17)

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.20	$(0.19)
Disposal of discontinued operation	—	—	0.02
Diluted earnings (loss) per share	$0.09	$0.20	$(0.17)

Cash dividends declared per share:	$0.08	$0.08	$0.08

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$1,224	$2,610	$(2,140)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,811)	(4,598)	(11,893)
Retirement plans related adjustments	(899)	(5,945)	(26,163)
Unrealized gain (loss) on cash flow hedges	138	—	(281)
Other comprehensive loss before tax	(5,572)	(10,543)	(38,337)
Income tax expense (benefit)	371	(631)	(955)
Other comprehensive loss, net of tax	(5,943)	(9,912)	(37,382)
Total comprehensive loss	$(4,719)	$(7,302)	$(39,522)

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$1,224	$2,610	$(2,140)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charge	—	—	5,766
Depreciation and amortization	8,789	8,824	10,169
Debt issuance costs amortization	131	134	85
Deferred income taxes	689	(768)	446
Gain on sale of assets	(38)	(26)	(82)
Gain on sale of business	—	—	(218)
Gain on purchase of business	—	—	(462)
Unrealized foreign currency transaction loss	524	404	350
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(284)	3,942	(7,860)
Restricted cash	(927)	827	973
Inventories	252	(1,442)	(1,303)
Other assets	(372)	834	317
Accounts payable	141	450	2,211
Customer deposits	(776)	7,762	(1,783)
Accrued expenses	(3,964)	3,250	(3,281)
Accrued pension and postretirement liabilities	(92)	(74)	(9)
Net cash provided by operating activities	5,297	26,727	3,179

Investing activities
Acquisition of businesses, net of cash acquired	—	—	(5,683)
Capital expenditures	(2,479)	(4,210)	(3,186)
Proceeds from disposal of business	—	—	218
Proceeds from sales of assets	118	69	151
Net cash used in investing activities	(2,361)	(4,141)	(8,500)

Financing activities
Payment of contingent consideration	—	—	(7,500)
Proceeds from short-term notes payable to bank	42,820	32,502	21,143
Repayments of short-term notes payable to bank	(42,114)	(32,502)	(21,143)
Repayments of long-term debt	(5,761)	(4,464)	(9,296)
Dividends paid	(1,052)	(1,037)	(1,012)
Net proceeds from sales of common stock	—	—	5,678
Purchases of treasury stock	(368)	(201)	—
Net cash used in financing activities	(6,475)	(5,702)	(12,130)
Effect of exchange rate changes on cash	(980)	(403)	(978)
Net (decrease) increase in cash	(4,519)	16,481	(18,429)

Cash and cash equivalents at beginning of period	32,774	16,293	34,722

Cash and cash equivalents at end of period	$28,255	32,774	$16,293
See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2013	$125	$114,951	$90,937	$(806)	$(1,419)	$203,788
Net Loss	—	—	(2,140)	—	—	(2,140)
Other comprehensive loss, net of tax	—	—	—	—	(37,382)	(37,382)
Dividends declared	—	—	(1,020)	—	—	(1,020)
Common shares issued	3	4,941	—	586	—	5,530
Stock based compensation	—	494	—	174	—	668
Net issuance of treasury stock	—	152	—	—	—	152
Balance at December 31, 2014	128	120,538	87,777	(46)	(38,801)	169,596
Net Income	—	—	2,610	—	—	2,610
Other comprehensive loss, net of tax	—	—	—	—	(9,912)	(9,912)
Dividends declared	—	—	(1,019)	—	—	(1,019)
Common shares issued	—	257	—	—	—	257
Stock based compensation	—	(267)	—	(18)	—	(285)
Net issuance of treasury stock	—	(4)	—	(138)	—	(142)
Balance at December 31, 2015	128	120,524	89,368	(202)	(48,713)	161,105
Net Income	—	—	1,224	—	—	1,224
Other comprehensive loss, net of tax	—	—	—	—	(5,943)	(5,943)
Dividends declared	—	—	(1,035)	—	—	(1,035)
Common shares issued	1	526	—	—	—	527
Stock based compensation	—	54	—	(3)	—	51
Net issuance of treasury stock	—	(89)	—	101	—	12
Balance at December 31, 2016	$129	$121,015	$89,557	$(104)	$(54,656)	$155,941

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Restricted Cash

Occasionally, the Company is required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits. Additionally, restricted cash includes amounts due under mandatory principal reduction provisions associated with certain term debt agreements. As of December 31, 2016 and 2015, the amount of restricted cash was approximately $2.9 million and $2.2 million, respectively.

Accounts Receivable

A review of the financial condition of the Company's customers is performed periodically through credit reviews. No collateral is required for sales made on open account terms. Letters of credit from major banks back the majority of sales in the Asian region. Concentrations of credit risk with respect to accounts receivable are generally limited due to the large number of customers comprising the customer base. Trade accounts receivable are considered to be past due when in excess of 30 days past terms, and charge off of uncollectible balances occurs when all collection efforts have been exhausted.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts was $0.8 million and $0.9 million at December 31, 2016 and 2015, respectively. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

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

The Company assesses the valuation of inventory balances, and reduce the carrying value of those inventories that are obsolete or in excess of forecasted usage to their estimated net realizable value. The net realizable value of such inventories is estimated based on analysis and assumptions including, but not limited to, historical usage, future demand and market requirements. The carrying value of inventory is also compared to the estimated selling price less costs to sell and inventory carrying value will be adjusted accordingly. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for products is less favorable than forecasts, inventories may need to be reduced, which would result in additional expense.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions, renewals or improvements that extend the useful lives of assets are capitalized. Maintenance and repairs are expensed to operations as incurred. Depreciation expense is computed using the straight-line and accelerated methods, generally over the following estimated useful lives of the assets (in years):

Buildings	40
Machinery	12
Patterns, tools, jigs and furniture and fixtures	10
Office and computer equipment	3-5

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") Topic 350, Intangibles-Goodwill and Other ("ASC 350"), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually on the first day of the fourth quarter or when events indicate that an impairment could exist. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. The reporting units identified under ASC 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC 280-10-50-10 "Segment Reporting-Disclosure." The Company has three reporting units.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

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

The Company performed its qualitative assessment as of October 1, 2016 and determined that it was not more likely than not that the fair value of each of its reporting units with goodwill was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units.  See Note 7: "Goodwill and Intangible Assets" for more information.

Intangible assets with indefinite lives are not subject to amortization. They are reviewed for impairment at least annually or more frequently if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified.

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

Accrued Expenses

Accrued expenses include $8.0 million and $10.5 million in compensation related expenses at December 31, 2016 and 2015, respectively, as well as $7.2 million of commissions payable for both years.

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
DECEMBER 31, 2016

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

The Company accounts for uncertain tax positions using a more likely than not recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

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

Warranties

The Company offers warranties for products sold. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the product was sold. A basic limited warranty is generally provided for a period of one to two years. The costs that may be incurred are estimated under the basic limited warranty, based largely upon actual warranty repair cost history and we record a liability for such costs when the related product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

Research and Development Costs

The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and reported in the Consolidated Statement of Operations.

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

Derivative Financial Instruments

As a multinational company, the results of operations and financial condition are exposed to market risk from changes in foreign currency exchange rates. To manage this risk, derivative instruments are entered into, namely in the form of foreign currency forwards. These derivative instruments are held to hedge economic exposures, such as fluctuations in foreign currency exchange rates on balance sheet exposures of both trade and intercompany assets and liabilities. This exposure is hedged with contracts settling in less than one year. These derivatives do not qualify for hedge accounting treatment. Gains or losses resulting from the changes in the fair value of these hedging contracts are recognized immediately in earnings. There are some forward contracts to hedge certain customer orders and vendor firm commitments. These contracts are typically for less than one year, and have maturity dates in alignment with the recognition dates of the underlying financial transactions. These derivatives qualify for hedge accounting treatment and are designated as cash flow hedges. Unrealized gains or losses resulting from the changes in the fair value of these hedging contracts are charged to other comprehensive income (loss) until the underlying transaction is recognized through earnings. Gains or losses on any ineffective portion of the contracts are recognized in earnings.

Stock-Based Compensation

Stock-based compensation is accounted for based on the estimated fair value of the award as of the grant date and recognized as expense over the requisite service period.

Earnings Per Share

Basic earnings per common share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share are calculated by adjusting the weighted average outstanding shares to assume conversion of all potentially dilutive shares.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

Supplemental Pro Forma Information

The following table illustrates the unaudited pro forma effect on the Company’s consolidated operating results for the year ended December 31, 2014 as if the Voumard acquisition had occurred on January 1, 2014 (in thousands, except per share data):

Year Ended December 31,
2014
Sales	$318,061
Net (loss) income from continuing operations(1)	(7,827)
Diluted (loss) earnings per share from continuing operations	$(0.62)
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
DECEMBER 31, 2016

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	December 31, 2016		December 31, 2015		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$28,255	$28,255	$32,774	$32,774	Level 1
Restricted cash	2,923	2,923	2,192	2,192	Level 1
Foreign currency forward contracts	308	308	163	163	Level 2
Liabilities:
Variable interest rate debt	5,986	5,986	11,771	11,771	Level 2
Foreign currency forward contracts	566	566	418	418	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of December 31, 2016 and December 31, 2015, there were no significant transfers in and/or out of Level 1 and Level 2.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	December 31, 2016	December 31, 2015
Foreign currency forwards designated as hedges:
Other current assets	$153	$49
Accrued expenses	(264)	(222)
Foreign currency forwards not designated as hedges:
Other current assets	155	114
Accrued expenses	(302)	(196)
Foreign currency forwards, net	$(258)	$(255)

The Company applied fair value principles during goodwill impairment tests. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company's reporting units. The fair value for the Company's reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used valuation models to estimate the fair values of its reporting units, which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models included revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. As a result of the goodwill impairment test performed during 2014, the Company recognized goodwill impairment charges (See Note 7. "Goodwill and Intangible Assets" for more information regarding the Company's goodwill impairment tests).

During 2014, the Company recognized impairments to intangible assets associated with trade names. The impairment charges were calculated by determining the fair value of these assets. The fair value measurements were calculated using discounted cash flow analysis, which rely upon unobservable inputs classified as Level 3 inputs. The key estimates and factors used in the valuation models, for which the Company used significant estimates and judgmental factors, include revenue growth rates based on internal forecasts, royalty rates and discounts rates (See Note 7. "Goodwill and Intangible Assets" for more information regarding the impairment of intangible assets).

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

Pension Plan Assets

The fair values and classification of the defined benefit plan assets is as follows (in thousands):

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$39,247	$39,247	$—	$—
Income funds(2)	25,276	25,276	—	—
Growth and income funds(3)	84,176	—	84,176	—
Hedge funds(4)	22,860	—	—	22,860
Real estate funds	3,327	761	2,566	—
Other assets	2,128	618	1,510	—
Cash and cash equivalents	3,735	3,735	—	—
Total	$180,749	$69,637	$88,252	$22,860

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$37,472	$37,472	$—	$—
Income funds(2)	23,401	23,401	—	—
Growth and income funds(3)	83,247	—	83,247	—
Hedge funds(4)	27,071	—	—	27,071
Real estate funds	3,246	769	2,477	—
Other assets	1,514	582	932	—
Cash and cash equivalents	4,056	4,056	—	—
Total	$180,007	$66,280	$86,656	$27,071
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
DECEMBER 31, 2016

A summary of the changes in the fair value of the defined benefit plans assets classified within Level 3 of the valuation hierarchy is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of year	$27,071	$27,820
Purchases	1,000	1,750
Sales and settlements	(5,335)	(2,300)
Unrealized (losses) gains	124	(199)
Realized (losses)	—	—
Balance at end of year	$22,860	$27,071

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

NOTE 4.  INVENTORIES

Net inventories consist of the following (in thousands):

	December 31, 2016	December 31, 2015
Raw materials and purchased components	$33,822	$34,438
Work-in-process	31,799	33,682
Finished products	41,397	42,112
Inventories, net	$107,018	$110,232

NOTE 5. DERIVATIVE INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. Generally these contracts have a term of less than one year. The valuations of these derivatives are measured at fair value based on observable market inputs such as spot and forward rates. A group of highly rated domestic and international banks are used in order to mitigate counterparty risk on the forward contracts.

For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be ineffective. As of December 31, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $45.5 million and $27.4 million, respectively. The Company expects approximately $0.1 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of December 31, 2016 and December 31, 2015, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $35.4 million and $38.5 million, respectively. For the years ended December 31, 2016 and 2015, losses of $0.1 million and $0.8 million, respectively, were recorded related to this type of derivative financial instruments. For contracts that are not designated as hedges, the gain or loss on the contracts are recognized in current earnings in the “Other expense, net” line item in the Consolidated Statements of Operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Land, buildings and improvements	$81,311	$82,201
Machinery, equipment and fixtures	75,177	79,176
Office furniture, equipment and vehicles	22,471	22,689
Construction in progress	272	238
	179,231	184,304
Accumulated depreciation	(122,270)	(122,279)
Property, plant and equipment, net	$56,961	$62,025

Depreciation expense was $6.6 million, $7.0 million, and $7.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,698	$39,132
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2014	—	6,698	6,698

Currency translation adjustments	—	(78)	(78)
Goodwill	32,434	6,620	39,054
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2015	—	6,620	6,620

Currency translation adjustments	—	(41)	(41)
Goodwill	32,434	6,579	39,013
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2016	$—	$6,579	$6,579

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. The Company performed a qualitative assessment during the fourth quarter of 2016 and determined that it was not more likely than not that the fair value of each of our reporting units with goodwill was less than that its applicable carrying value. Accordingly, the Company did not perform the two-step goodwill impairment test for any reporting unit in 2016.

In 2015, the Company performed a review and test of goodwill and determined that the fair value exceeded the carrying amount for all of our reporting units with goodwill.

Based on lower than expected performance in the Usach reporting unit during 2014, combined with a downward revision in the anticipated future results, the Company determined that there were indicators of an impairment of that reporting unit during the third quarter of 2014. Accordingly, a calculation of the fair value was performed using the expected present value of future cash flows, recent industry transaction multiples and using estimates, judgments and assumptions that management believed were appropriate in the circumstances, which resulted in the carrying amount of the Usach reporting unit

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

exceeding its fair value. Accordingly, a goodwill impairment charge of $4.8 million was recognized in the "Impairment charges" caption in the Consolidated Statements of Operations in that reporting unit during the third quarter of 2014, resulting in the entire MMS goodwill balance to be written off. Subsequently, the Company performed the annual impairment analysis for the ATA reporting unit, which resulted in the fair value exceeding the carrying value. The Company performed further analysis of the reporting units' long-lived assets and determined that impairment of these assets was not present. The estimates and judgments used in the assessment included multiples of EBITDA, the weighted average cost of capital and the terminal growth rate.

The major components of intangible assets other than goodwill are as follows (in thousands):

	December 31, 2016	December 31, 2015
Gross amortizable intangible assets:
Technical know-how	$12,944	$12,956
Customer lists	8,981	9,011
Land rights	2,498	2,672
Patents, trade names, drawings, and other	4,356	4,393
Total gross amortizable intangible assets	28,779	29,032

Accumulated amortization:
Technical know-how	(7,438)	(6,833)
Customer lists	(1,744)	(1,315)
Land rights	(304)	(271)
Patents, trade names, drawings, and other	(3,490)	(3,406)
Total accumulated amortization	(12,976)	(11,825)
Amortizable intangible assets, net	15,803	17,207

Indefinite lived intangible assets:
Trade names	10,927	10,811

Intangible assets other than goodwill, net	$26,730	$28,018

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$1,282	$1,804	$1,810

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2017	$1,247
2018	1,091
2019	1,073
2020	1,031
2021	1,013
Thereafter	10,348

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

The Company performed a qualitative review of its indefinite lived intangible assets in the fourth quarter of 2016 and determined that there were no indicators of impairment.
In 2015, the Company performed a review and test for impairment of indefinite lived intangible assets. The fair value of the indefinite lived intangible assets were calculated using a discounted cash flow analysis, and resulted in the fair value exceeding the carrying value.
As a result of interim impairment indicators present in the third quarter of 2014, it was determined that the fair value of the Company's Usach trade name was less than the carrying value, resulting in an impairment charge of $0.9 million, which was recognized in the "Impairment charges" caption in the Consolidated Statements of Operations. Additionally, in the fourth quarter of 2014, the Company concluded that the Usach trade name no longer had an indefinite life based on management plans surrounding the future use of the Usach name. Accordingly, an analysis was performed to assess the remaining useful life of this trade name, and the remaining balance is being amortized on a straight-line basis over a period of 18.25 years.
See Note 3. "Fair Value of Financial Instruments" for a discussion of the fair value measures used in determining these impairment charges.

NOTE 8.  FINANCING ARRANGEMENTS

Financing arrangements are maintained with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $74.7 million at December 31, 2016, of which $53.0 million can be borrowed for working capital needs. As of December 31, 2016, $67.1 million was available for borrowing under these arrangements of which $51.9 million was available for working capital needs. Total consolidated term borrowings outstanding, net of unamortized debt issuance fees were $5.9 million at December 31, 2016 and $11.6 million at December 31, 2015. Additionally, the Company had borrowings under revolving credit facilities of $0.7 million at December 31, 2016. Details of these financing arrangements are discussed below.

Long-term Debt

Long-term debt consists of (in thousands):

	December 31,
	2016	2015
Mortgage loans	$—	$2,070
Term loans, net of unamortized debt issuance fees	5,893	9,536
Total long-term debt	$5,893	$11,606
Current portion, net of unamortized debt issuance fees	(2,923)	(5,621)
Total long-term debt, less current portion	$2,970	$5,985

In January 2016 we adopted guidance which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result, the Company reclassified $0.07 million and $0.09 million of debt issuance cost as of December 31, 2015 into "Current portion of long-term debt" and "Long-term debt", respectively, to reduce the carrying amount of debt liability, from "Other current assets" and "Other non-current assets" on the Consolidated Balance Sheets. Debt issuance costs associated with line of credit arrangements remained in the "Other current assets" and "Other non-current assets" on the Consolidated Balance Sheets. Unamortized debt issuance costs of $0.07 million and $0.02 million were recorded as "Current portion of long-term debt" and "Long-term debt" respectively to reduce the carrying amount of debt liability, on the Consolidated Balance Sheets at December 31, 2016. The Company's debt issuance cost amortization was not affected by the adoption of the new guidance.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

The annual maturities of long-term debt for each of the years after December 31, 2016, are as follows (in thousands):

Year	Amount
2017	$2,993
2018	2,993
$5,986

In May 2006, Hardinge Taiwan Precision Machinery Limited, an indirectly wholly-owned subsidiary in Taiwan, entered into a mortgage loan with a local bank. The principal amount of the loan was $180.0 million New Taiwanese Dollars ("TWD") ($5.6 million equivalent). The loan, which matured and was paid in full in June 2016, was secured by real property owned and required quarterly principal payment in the amount of TWD 4.5 million ($0.1 million equivalent). The loan interest rate, 1.75% at June 30, 2016 and December 31, 2015, was based on the bank's one year fixed savings rate plus 0.4%. The principal amount outstanding was TWD 9.0 million ($0.3 million equivalent) at December 31, 2015.

In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement, which was amended in October 2013 and matures in April 2018, calls for scheduled annual principal repayments of $2.1 million and $1.0 million in 2017 and 2018, respectively. The interest rate on the term loan is determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 2.81% and 2.50% at December 31, 2016 and 2015 respectively. LIBOR is the average interest rate estimated by leading banks in London that they would be charged when borrowing from other banks. The principal amount outstanding at December 31, 2016 and 2015 was $3.1 million and $5.1 million, respectively.

In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term loan agreement with the same bank pursuant to which the bank converted $10.8 million of the then outstanding principal on the term loan to CHF 3.8 million ($3.7 million equivalent) and EUR 5.0 million ($5.3 million equivalent) borrowings. The agreement calls for scheduled annual principal repayments in CHF and EUR. The CHF principal balance outstanding at December 31, 2015 was CHF 0.6 million ($0.6 million historic equivalent) and was paid in full in November 2016. The scheduled annual principal repayments in EUR are EUR 0.9 million ($0.9 million equivalent) in 2017 and EUR 1.9 million ($2.0 million equivalent) in 2018. The interest rate on the EUR portion of the term loan is determined with a pricing grid with the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 1.88% and 2.18% at December 31, 2016 and December 31, 2015, respectively. The principal amounts outstanding were EUR $2.8 million ($2.9 million equivalent) and EUR $3.7 million ($4.0 million equivalent) at December 31, 2016 and 2015, respectively.

The term loan is secured by (i) liens on all of the Company's U.S. assets (exclusive of real property); (ii) a pledge of 65% of the Company's investment in Hardinge Holdings GmbH; (iii) a negative pledge on the Company's headquarters in Elmira, New York; (iv) liens on all of the personal property assets of Hardinge Grinding Group (formerly Usach), Forkardt Inc. (formerly Cherry Acquisition Corporation) and Hardinge Technology Systems Inc., a wholly-owned subsidiary and owner of the real property comprising the Company's world headquarters in Elmira, New York ("Technology"); and (v) negative pledges on the intellectual property of the Revolving Credit Borrowers and Technology.

The loan agreement contains financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.00 to 1.00 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events of default that are customary for these types of transactions. At December 31, 2016, the Company was in compliance with the covenants under the loan agreement.

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger & Co. AG, an indirect wholly-owned subsidiary of the Company, entered into a credit facility agreement with a bank whereby the bank made available a CHF 2.6 million ($2.6 million equivalent) mortgage loan facility. Interest on the facility accrued at a fixed rate of 2.50% per annum. The remaining outstanding balance of principal and accrued interest was paid in full at the final maturity in December 2016. The principal amount outstanding was CHF 1.8 million ($1.8 million equivalent) at December 31, 2015.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

Foreign Credit Facilities

In December 2012, Hardinge Jiaxing entered into a secured credit facility with a local bank for working capital purposes, which was subsequently amended in December 2015. The total availability under the facility is CNY 20.0 million ($2.9 million equivalent) or its equivalent in other currencies. The facility renews annually and currently expires in December 2017. Borrowings under the credit facility are secured by real property owned by the subsidiary. The interest rate on the credit facility is based on the basic interest rate as published by the People's Bank of China, plus a 10% mark-up, amounting to 4.79% at December 31, 2016 and December 31, 2015. There was no principal amount outstanding under this facility at December 31, 2016 or December 31, 2015.

In July 2013, Hardinge Machine Tools B.V., Taiwan Branch, an indirectly wholly-owned subsidiary in Taiwan, entered into an unsecured credit facility subject to annual renewal. The facility, which expires in June 2017, provides up to $12.0 million, or its equivalent in other currencies, for working capital and export business purposes. This credit facility's interest rate is subject to change by the lender based on market conditions, and carries no commitment fees on unused funds. The facility's interest rate was 1.40% at December 31, 2016 and was a variable rate at December 31, 2015. The principal amount outstanding at December 31, 2016 was NTD 22.0 million ($0.7 million equivalent). There were no principal amounts outstanding under this facility at December 31, 2015.

In September 2014, Hardinge Machine (Shanghai) Co., Ltd., an indirectly wholly-owned subsidiary in China, entered into a credit facility with a bank, subject to annual renewal. The facility provides up to CNY 30.0 million ($4.3 million equivalent) for letters of guarantee, and expires in August 2017. Individual letters of guarantee issued under this facility require a cash deposit at the bank of 30% of the letter’s face value. The total issued letters of guarantee at both December 31, 2016 and December 31, 2015 had a face value of CNY 0.6 million (approximately $0.1 million).

In July 2013, Hardinge Holdings GmbH, a direct wholly-owned subsidiary, and Kellenberger, an indirect wholly-owned subsidiary, entered into a credit facility agreement with a bank whereby the bank made available a CHF 18.0 million ($17.7 million equivalent) multi-currency revolving working capital facility. This facility matures in July 2018.

The facility is to be used by Hardinge Holdings GmbH and its subsidiaries (collectively the "Holdings Group") for general corporate and working capital purposes, including standby letters of credit and standby letters of guarantee. Borrowings against the facility can be drawn upon in Swiss Francs, Euros, British Pounds Sterling and United States Dollars ("Optional Currencies"). Under the terms of the facility, the maximum amount of borrowings available to the Holdings Group on an aggregate basis for working capital purposes shall not exceed CHF 8.0 million ($7.8 million equivalent) or its equivalent in Optional Currencies, as applicable. The interest rate on the borrowings drawn in the form of fixed term advances (excluding Euro-based fixed term advances) is calculated based on the applicable LIBOR. With respect to fixed term advances in Euros, the interest rate on borrowings is calculated based on the applicable EURIBOR, plus an applicable margin, (initially set at 2.25% per annum) that is determined by the bank based on the financial performance of the Holdings Group. This facility also charges a commitment fee on the average unutilized amount of the facility of 30% of the applicable margin. At December 31, 2016 and 2015, there were no outstanding borrowings on this facility. The total issued letters of guarantee on this facility had a face value of $5.0 million and $5.4 million at December 31, 2016 and December 31, 2015, respectively. The letters were issued in various currencies.

The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default. The credit facility is secured by mortgage notes in an aggregate amount of CHF 9.2 million ($9.0 million equivalent) on two buildings owned by Kellenberger. In addition to the mortgage notes provided by Kellenberger, Holdings Group serves as a guarantor with respect to this facility. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2016, the Company was in compliance with the covenants under the loan agreement.

Kellenberger also maintains a credit agreement with another bank. This agreement, which was originally entered into in October 2009 was most recently amended in May 2013 and is subject to annual renewal. This agreement provides a credit facility of up to CHF 7.0 million ($6.9 million equivalent) for guarantees, documentary credit and margin cover for foreign exchange trades, of which up to CHF 3.0 million ($2.9 million equivalent) is available for working capital purposes. The facility is secured by the subsidiary's certain real property up to CHF 3.0 million ($2.9 million equivalent). The interest rate,

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

currently at LIBOR plus 2.50% for a 90-day borrowing, is determined by the bank based on the prevailing money and capital market conditions and the bank's assessment of the subsidiary. This facility carries no commitment fees on unused funds. At December 31, 2016 and 2015, there were no working capital borrowings outstanding under this facility. The outstanding letters of guarantee on this facility at December 31, 2016 had a face value of CHF $0.2 million ($0.2 million equivalent). There were no issued letters of guarantee at December 31, 2015.

The above credit facility is subject to a minimum equity covenant requirement where the minimum equity for the subsidiary must be at least 35% of its balance sheet total assets. At December 31, 2016, the Company was in compliance with the required covenant.

In October 2015, Hardinge China Limited, an indirectly wholly-owned subsidiary in China, entered into a revised credit facility with a bank, subject to annual renewal. This facility, which provides up to $3.0 million for letters of guarantee, required Hardinge China Limited to maintain net worth of at least CNY 22.0 million ($3.2 million equivalent). The facility was amended in August 2016 to remove the net worth requirement for Hardinge China Limited, and expires in August 2017. The total issued letters of guarantee at December 31, 2016 and December 31, 2015 had a face value of CNY 4.2 million ($0.6 million equivalent) and CNY 6.0 million ($0.9 million equivalent), respectively.

Domestic Credit Facilities

In May 2013, the Company entered into an amended revolving credit facility for $25.0 million with a bank, which includes Hardinge Grinding Group and Forkardt as additional borrowers. The facility matures in April 2018. The interest rate is determined from a pricing grid with LIBOR and base rate options, based on the Company's leverage ratio and was 2.94% and 2.50% at December 31, 2016 and December 31, 2015 respectively.

This credit facility is secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on its worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility is guaranteed by Hardinge Technology Inc., one of the Company's wholly-owned subsidiaries, which is the owner of the real property comprising the Company's world headquarters. The credit facility charges a 0.25% commitment fee on unused funds and does not include any financial covenants. There were no borrowings outstanding under this facility at December 31, 2016 and 2015. Letters of guarantee outstanding under this facility had a face value of $1.1 million and $0.9 million at December 31, 2016 and December 31, 2015, respectively.

The Company has a $3.0 million unsecured short-term line of credit from a bank with an interest rate based on the prime rate with a floor of 5.0% and a ceiling of 16.0%. The agreement is negotiated annually, requires no commitment fee and is payable on demand. Outstanding borrowings on this line of credit were immaterial at December 31, 2016 and there were no outstanding borrowings on this line of credit at December 31, 2015.

The Company maintains a standby letter of credit for potential liabilities pertaining to self-insured workers compensation exposure, which is renewed annually. The amount of the letter of credit was $0.7 million at December 31, 2016 and December 31, 2015. The letter of credit expires in March 2017.

Interest paid in 2016, 2015 and 2014 totaled $0.4 million, $0.3 million and $0.8 million respectively.

NOTE 9.  RESTRUCTURING CHARGES

On August 4, 2015, the Company's Board of Directors approved a strategic restructuring program (the "Program") with the goals of streamlining the Company's cost structure, increasing operational efficiencies and improving shareholder returns. This Program consisted of the consolidation of certain facilities and restructuring of certain business units and is expected to generate annual pre-tax savings in the range of approximately $4.5 million. The Program was completed during 2016, with the exception of severance and pension payments which have been fully reserved.

Restructuring charges are included in the "Restructuring charges" line item in the Consolidated Statements of Operations. The table below presents the total costs incurred in connection with the Program, the amount of costs that have

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

been recognized during the twelve months ended December 31, 2016 and 2015 and the cumulative costs recognized by the Program (in thousands):

	Cost Recognized for the Year Ended December 31, 2015	Cost Recognized for the Year Ended December 31, 2016	Total Cumulative Costs
MMS Segment:
Employee termination costs	$255	$—	$255
Total MMS Segment	255	—	255
ATA Segment:
Employee termination costs	3,045	269	3,314
Facility exit costs	—	134	134
Other related costs	258	258	516
Total ATA Segment	3,303	661	3,964
Total:
Employee termination costs	3,300	269	3,569
Facility exit costs	—	134	134
Other related costs	258	258	516
Total Company	$3,558	$661	$4,219

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

The amounts accrued associated with the Program are included in "Accrued expenses" and "Pension and postretirement liabilities" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

	Segment		Total
	MMS	ATA
Balance at December 31, 2014	$—	$—	$—
Restructuring charges:
Employee termination costs	255	3,045	3,300
Other related costs	—	258	258
Total restructuring charges	255	3,303	3,558

Cash expenditures	(85)	(2,036)	(2,121)
Other adjustments to accrual	(3)	(5)	(8)
Foreign currency translation adjustment	—	(20)	(20)
Balance at December 31, 2015	$167	$1,242	$1,409

Balance at December 31, 2015	$167	$1,242	$1,409
Restructuring charges:
Employee termination costs	—	269	269
Facility exit costs	—	134	134
Other related costs	—	258	258
Total restructuring charges	$—	$661	$661

Cash expenditures	(43)	(1,694)	(1,737)
Other adjustments to accrual	8	7	15
Foreign currency translation adjustment	—	38	38
Balance at December 31, 2016	$132	$254	$386

NOTE 10.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in accrued expenses, is as follows (in thousands):

	December 31,
	2016	2015
Balance at beginning of year	$3,802	$3,891
Warranties issued	2,117	2,863
Warranty settlement costs	(2,329)	(2,741)
Changes in accruals for pre-existing warranties	68	(157)
Currency translation adjustments	(102)	(54)
Balance at end of year	$3,556	$3,802

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

NOTE 11.  INCOME TAXES

The Company's pre-tax income (loss) from continuing operations for domestic and foreign sources is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Domestic	$(359)	$1,675	$(7,230)
Foreign	3,426	2,763	6,105
Total	$3,067	$4,438	$(1,125)

Significant components of income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
State	$(16)	$9	$47
Foreign	1,678	1,851	740
Total current	1,662	1,860	787
Deferred:
Federal	158	155	(386)
Foreign	23	(187)	832
Total deferred	181	(32)	446
Total income tax expense	$1,843	$1,828	$1,233

The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Operations:

	2016	2015	2014
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	(22.1)	(1.8)	13.9
Effect of change in the enacted rate	(1.3)	(2.6)	—
Change in valuation allowance	(3.9)	(2.3)	158.4
U.S. taxation of international operations	32.3	6.2	(170.1)
Change in estimated liabilities	9.5	1.8	26.8
Non-deductible items	10.8	4.8	(170.9)
State and local income taxes	(0.1)	0.1	(2.7)
	60.2%	41.2%	(109.6)%

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Federal, state, and foreign net operating losses	$20,372	$18,713
Postretirement benefits	631	608
Deferred employee benefits	1,688	1,924
Accrued pension	16,410	15,738
Inventory valuation	2,766	3,067
Foreign tax credit carryforwards	7,693	7,847
Other	2,030	2,804
	$51,590	$50,701
Less valuation allowance	(45,012)	(43,663)
Total deferred tax assets	$6,578	$7,038

Deferred tax liabilities:
Tax over book depreciation	$(3,509)	$(3,662)
Inventory valuation	(1,995)	(2,006)
Intangible assets	(1,600)	(1,637)
Other	(303)	(391)
Total deferred tax liabilities	(7,407)	(7,696)
Net deferred tax liabilities	$(829)	$(658)

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with new guidance on simplifying the presentation of deferred income taxes that requires deferred tax assets and liabilities, along with any related valuation allowance, to be classified as non-current on the balance sheet. We adopted the standards update effective December 31, 2016, electing to apply it retrospectively to all periods presented. The below table summarizes the adjustments made to conform prior period classification with the new guidance (in thousands):

	December 31, 2015
	As Filed	Reclass	As Adjusted
Deferred tax assets
Current deferred income tax assets	$2,102	(2,102)	—
Non-current deferred income tax assets	525	1,905	2,430
Total deferred income tax assets	$2,627	$(197)	$2,430
Deferred tax liabilities
Current deferred income tax liabilities	(2,164)	2,164	—
Non-current deferred income tax liabilities	(1,121)	(1,967)	(3,088)
Total deferred income tax liabilities	$(3,285)	$197	$(3,088)

Net deferred tax assets and liabilities	$(658)	$—	$(658)

Non-current deferred tax assets of $3.0 million and $2.4 million for 2016 and 2015, respectively, are reported in "Other non-current assets" in the Consolidated Balance Sheets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

In 2016, the valuation allowance increased by $1.3 million, of which $0.4 million was due to operational results and $0.9 million of valuation allowance was recorded in other comprehensive income (loss).

In 2015, the valuation allowance decreased by $1.1 million, of which $1.0 million was due to operational results and $0.1 million of valuation allowance was recorded in other comprehensive income (loss).

At December 31, 2016, there were U.S. federal and state net operating loss carryforwards of $23.9 million and $21.6 million, respectively, which expire from 2028 through 2031. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. The U.S. net operating loss includes approximately $2.2 million of the net operating loss carryforwards for which a benefit will be recorded in "Additional paid-in capital" in the Consolidated Balance Sheets when realized. There are Foreign Tax Credit Carryforwards of $7.7 million which expire between 2020 and 2025. There also are foreign net operating loss carryforwards of $47.8 million, of which $11.1 million will expire between 2020 through 2036, and of which $36.7 million have no expiration date.

At the end of 2016, the undistributed earnings of the Company's foreign subsidiaries, which amounted to approximately $52.4 million, are considered to be indefinitely reinvested and, accordingly, no provision for taxes has been provided thereon. Given the complexities of the foreign tax credit calculations, it is not practicable to compute the tax liability that would be due upon distribution of those earnings in the form of dividends or liquidation or sale of the foreign subsidiaries.

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	December 31,
	2016	2015	2014
Balance at beginning of year	$2,305	$2,342	$2,743
Additions for tax positions related to the current year	302	282	182
Additions for tax positions of prior years	72	263	430
Reductions for tax positions of prior years	(832)	—	(393)
Reductions due to lapse of applicable statutes of limitation	—	(582)	(620)
Balance at end of year	$1,847	$2,305	$2,342

If recognized, essentially all of the uncertain tax positions and related interest at December 31, 2016 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that certain of the uncertain tax positions pertaining to the foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The estimated change in uncertain tax positions for these items is estimated to be up to $1.0 million.

Interest and penalties related to uncertain tax positions are recorded as income tax expense in the Consolidated Statements of Operations. Accrued interest related to the uncertain tax positions was $0.1 million at December 31, 2016 and 2015. There were no accrued penalties related to uncertain tax positions in 2016 and 2015. The accrued interest is reported in other liabilities on the Consolidated Balance Sheets.

The tax years 2013, 2014, 2015 and 2016 remain open to examination by the U.S. federal taxing authorities. The tax years 2011 through 2016 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, India, Germany, Netherlands and China); the tax years between 2008 and 2016 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

Net taxes paid in 2016, 2015 and 2014 totaled $1.7 million, $1.5 million and $1.9 million, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

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

A substantial portion of the Pond is located on the Company’s property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRP's"), agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRP's also signed a PRP Member Agreement, agreeing to share the costs associated with the RI/FS study on a per capita basis.

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRP's submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announce its proposed remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over Koppers Pond. The preferred remedy includes long-term monitoring and institutional controls. After a public comment period the EPA concluded this RI phase of its process documented in a letter in December 2016.

The company has $0.3 million as of December 31, 2016 as a reserve for its estimated related liability, assuming all of the PRP's would continue to share costs equally in the clean-up phase of the project. Based on our understanding including discussions with our experts, it is possible that the PRP's may change and/or the relative split of costs may be different for this final phase of the project. However, this will not be known for quite some time, and this ongoing estimate of “7 split equally” is viewed as the best possible estimate at the moment. This reserve is reported in Accrued expenses in the Consolidated Balance Sheets.

Based upon information currently available, except as described in the preceding paragraphs, the Company does not have material liabilities for environmental remediation. Though the foregoing reflects the Company’s current assessment as it

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

The Company had purchase commitments of $23.5 million as of December 31, 2016.

The Company leases space for some of the manufacturing, sales and service operations with remaining lease terms of up to 7 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $3.0 million, $3.3 million and $3.2 million, during the years ended December 31, 2016, 2015, and 2014, respectively.

At December 31, 2016, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2017	$1,924
2018	1,245
2019	709
2020	85
2021	34
Thereafter	33
Total	$4,030

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

NOTE 13.  SHAREHOLDERS' EQUITY

The Company's common stock has a par value of $0.01 per share. The common stock outstanding activity for each of the years ended December 31, 2016, 2015, and 2014 was as follows (in shares):

	Common Stock
	2016	2015	2014
Balance at beginning of year	12,838,227	12,821,768	12,397,867
Shares issued under stock offering program	—	—	403,863
Shares distributed/exercised	101,759	36,464	23,738
Shares purchased	(45,776)	(18,605)	—
Shares forfeited	(416)	(1,400)	(3,700)
Balance at end of year	12,893,794	12,838,227	12,821,768

On August 9, 2013, the Company entered into a sales agreement (the “Agreement”) with an independent sales agent (“Agent”), under which the Company could sell shares of its common stock, par value $0.01 per share (the “Shares”), having an aggregate offering price of up to $25.0 million through the Agent. Under the Agreement, the Agent could sell the Shares by methods deemed to be an “at-the-market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company's Board of Directors authorized this program for a period of one year ending August 8, 2014. As of December 31, 2014, 1,014,252 shares had been sold under the Agreement for aggregated net proceeds of $14.6 million, of

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

which 663,276 of the shares sold were issued from treasury. The Registration Statement under which the shares were being offered expired in April 2016.

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

Domestic employees hired on or after March 1, 2004 have retirement benefits under the 401(k) defined contribution plan. After the completion of one year of service, the Company will contribute 4% of an employee's pay and will further match 25% of the first 4% that the employee contributes. For employees participating in the domestic 401(k) plan, the Company made contributions of $1.7 million, $2.0 million, and $1.8 million in 2016, 2015, and 2014, respectively. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit pension plan, employees that were actively participating in the domestic defined benefit pension plan became eligible to receive company contributions in the 401(k) plan. Additionally, upon reaching age 50, employees who were age 40 or older as of January 1, 2011 and were participants in the domestic defined benefit pension plan are provided enhanced employer contributions in the 401(k) plan to compensate for the loss of future benefit accruals under the defined benefit pension plan. The Company recognized $1.6 million, $2.0 million, and $2.0 million of expense for the domestic defined contribution plan in 2016, 2015, and 2014, respectively. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

In 2016, as a result of a significant lump sum benefit paid out of the Switzerland Kellenberger Stiftung Plan, a $0.6 million settlement charge was recognized as of January 31, 2016 in the 2016 net periodic benefit cost. The annual 2016 net periodic benefit cost for this plan has been re-measured as a result of the settlement. In 2015, as a result of a voluntary early retirement program that provided a temporary enhancement under the qualified domestic pension plan, a $0.2 million special termination benefit was recognized in the net period benefit cost. In 2014, as a result of significant lump sum benefits paid out of the Switzerland Pensionskasse L. Kellenberger Plan, a $0.8 million settlement charge was recognized in the net periodic benefit cost. This was offset by a $0.4 million curtailment gain, which was recognized as a result of a significant portion of the active population terminating employment.

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

The discount rate for determining benefit obligations in the postretirement benefits plans was 4.38% and 4.69% at December 31, 2016 and 2015, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2016 by $0.1 million.

A summary of the pension and postretirement benefits plans' funded status and amounts recognized in the Consolidated Balance Sheets is as follows (in thousands):

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2016	2015	2016	2015
Change in benefit obligation :
Benefit obligation at beginning of year	$234,350	$235,433	$1,683	$1,806
Service cost	2,178	1,953	11	12
Interest cost	6,624	6,676	76	74
Plan participants' contributions	1,516	1,516	292	338
Actuarial loss (gain)	7,117	(610)	67	(100)
Foreign currency impact	(4,686)	(2,197)	—	—
Benefits and administrative expenses paid	(8,579)	(8,619)	(400)	(447)
Settlements	(2,694)	(37)	—	—
Special termination benefits	—	235	—	—
Benefit obligation at end of year	235,826	234,350	1,729	1,683

Change in plan assets:
Fair value of plan assets at beginning of year	180,007	185,981	—	—
Actual return on plan assets	10,347	(597)	—	—
Employer contributions	4,214	3,362	108	109
Plan participants' contributions	1,516	1,516	292	338
Foreign currency impact	(4,063)	(1,599)	—	—
Benefits and administrative expenses paid	(8,579)	(8,619)	(400)	(447)
Settlements	(2,694)	(37)	—	—
Fair value of plan assets at end of year	180,748	180,007	—	—
Funded status of plans	$(55,078)	$(54,343)	$(1,729)	$(1,683)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$2,387	$1,638	$—	$—
Current liabilities	(260)	(264)	(126)	(112)
Non-current liabilities	(57,205)	(55,717)	(1,603)	(1,571)
Net amount recognized	$(55,078)	$(54,343)	$(1,729)	$(1,683)

Amounts recognized in Accumulated Other Comprehensive (Loss) consists of:
Net actuarial (loss) gain	$(80,837)	$(80,641)	$581	$706
Transition asset	—	249	—	—
Prior service credit	1,474	1,804	—	—
Accumulated other comprehensive (loss) income	(79,363)	(78,588)	581	706
Accumulated contributions in excess (deficit) of net periodic benefit cost	24,285	24,245	(2,310)	(2,389)
Net deficit recognized in Consolidated Balance Sheets	$(55,078)	$(54,343)	$(1,729)	$(1,683)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

The projected benefit obligations for the foreign pension plans included in the amounts above were $120.2 million and $120.3 million at December 31, 2016 and 2015, respectively. The plan assets for the foreign pension plans included above were $105.1 million and $104.1 million at December 31, 2016 and 2015, respectively.

The accumulated benefit obligations for the foreign and domestic pension plans were $232.5 million and $230.2 million at December 31, 2016 and 2015, respectively.

The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2016	2015
Projected benefit obligations	$230,724	$226,012
Fair value of plan assets	173,259	170,032
Excess of projected benefit obligations over plan assets	$57,465	$55,980

The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2016	2015
Accumulated benefit obligations	$227,145	$222,173
Fair value of plan assets	172,641	170,032
Excess of accumulated benefit obligations over plan assets	$54,504	$52,141

A summary of the components of net periodic benefit cost for the Company, which includes an executive supplemental pension plan, is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Service cost	$2,178	$1,953	$1,421	$11	$12	$11
Interest cost	6,624	6,676	8,426	76	74	87
Expected return on plan assets	(9,025)	(9,555)	(9,892)	—	—	—
Amortization of prior service credit	(311)	(318)	(399)	—	—	—
Amortization of transition asset	(214)	(258)	(276)	—	—	—
Settlement loss	633	16	810	—	—	—
Special termination benefits	—	235	—	—	—	—
Curtailment gain	—	—	(409)	—	—	—
Amortization of loss (gain)	3,645	3,273	1,719	(58)	(51)	(57)
Net periodic benefit cost (income)	$3,530	$2,022	$1,400	$29	$35	$41

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

A summary of the changes in pension and postretirement benefits recognized in other comprehensive (income) loss is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Net loss (gain) arising during year	$5,794	$9,543	$30,044	$67	$(100)	$10
Amortization of transition asset	253	258	286	—	—	—
Amortization of prior service credit	311	318	808	—	—	—
Other gain	—	—	—	—	—	—
Amortization of (gain) loss	(4,317)	(3,289)	(2,539)	58	51	57
Foreign currency exchange impact	(1,267)	(835)	(2,503)	—	—	—
Total recognized in other comprehensive (income) loss	774	5,995	26,096	125	(49)	67
Net recognized in net periodic benefit cost and other comprehensive (income) loss	$4,304	$8,017	$27,496	$154	$(14)	$108

The net periodic benefit cost for the foreign pension plans included in the amounts above was $2.1 million, $0.6 million, and $0.7 million, for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company expects to recognize $3.7 million of net loss, $0.0 million of net transition assets and $0.3 million of net prior service credit as components of net periodic benefit cost in 2017 for the defined benefit pension plans. The Company expects to recognize $0.04 million of net gain as a component of net periodic benefit cost for the postretirement benefits plans in 2017.

Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits			Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Assumptions at January 1
For the domestic plans:
Discount rate	4.75%	4.28%	5.24%	4.69%	4.23%	5.13%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
For the foreign plans:
Weighted average discount rate	1.21%	1.43%	2.75%
Weighted average expected return on plan assets	3.91%	3.95%	3.91%
Weighted average rate of compensation increase	1.52%	1.76%	1.76%

Actuarial assumptions used to determine pension obligations and other postretirement benefit obligations include:

	Pension Benefits		Postretirement Benefits
	2016	2015	2016	2015
Assumptions at December 31
For the domestic plans:
Discount rate	4.39%	4.75%	4.38%	4.69%
For the foreign pension plans:
Weighted average discount rate	0.89%	1.21%
Weighted average rate of compensation increase	1.52%	1.52%

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

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

Investment Policies and Strategies

For the qualified domestic defined benefit pension plan, the plan targets an asset allocation of approximately 55% equity securities, 36% debt securities and 9% other. For the foreign defined benefit pension plans, the plans target blended asset allocation of 38% equity securities, 44% debt securities and 18% other.

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

Contributions

The Company's funding policy is to contribute to the defined benefit pension plans when pension laws and economics either require or encourage funding. The Company contributions expected to be paid during the year ended December 31, 2017 to the qualified domestic plan are $2.0 million. The Company contributions expected to be paid during the year ending December 31, 2017 to the foreign defined benefit pension plans are $2.3 million. Additionally, one of the Switzerland plans requires employee contributions.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Pension Benefits	Postretirement Benefits
2017	$10,349	$126
2018	10,195	127
2019	11,120	130
2020	10,892	128
2021	11,417	128
Thereafter	59,463	529

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

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

A summary of stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Restricted stock/unit awards	$244	$322	$409
Performance share incentives	—	(608)	(80)
Total stock-based compensation expense	$244	$(286)	$329

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

All outstanding RSAs are unvested. A summary of the RSA activity is as follows (in shares):

	Year Ended December 31,
	2016	2015	2014
RSAs outstanding at beginning of year	105,875	160,175	165,875
Awarded	—	—	—
Vested	(65,052)	(50,000)	—
Canceled or forfeited	(3,323)	(4,300)	(5,700)
RSAs outstanding at end of year	37,500	105,875	160,175

Unamortized deferred compensation cost (in millions)	$0.1	$0.3	$0.7
Expected weighted-average recognition period for unrecognized compensation cost (in years)	0.92	1.20	1.64

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

A summary of the PSI activity is as follows (in shares):

	Year Ended December 31,
	2016	2015	2014
PSIs outstanding at beginning of year	105,875	105,875	105,875
Awarded	—	—	—
Canceled or forfeited	(54,066)	—	—
PSIs outstanding at end of year	51,809	105,875	105,875

Unamortized deferred compensation cost (in millions)	$0.6	$1.2	$0.6
Expected weighted-average recognition period for unrecognized compensation cost (in years)	0.97	1.16	2.16

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

NOTE 16.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for 2016, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive loss before reclassifications	(4,811)	(4,594)	63	(9,342)
Less loss reclassified from AOCI	—	(3,695)	(75)	(3,770)
Net other comprehensive loss	(4,811)	(899)	138	(5,572)
Income tax expense (benefit)	235	103	33	371
Ending balance, net of tax	$15,483	$(70,102)	$(37)	$(54,656)

	Year Ended December 31, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive loss before reclassifications	(4,598)	(8,607)	(212)	(13,417)
Less (loss) income reclassified from AOCI	—	(2,662)	(212)	(2,874)
Net other comprehensive loss	(4,598)	(5,945)	—	(10,543)
Income tax expense (benefit)	786	(1,415)	(2)	(631)
Ending balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)

	Year Ended December 31, 2014
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$38,663	$(40,213)	$131	$(1,419)
Other comprehensive income before reclassifications	(11,893)	(27,551)	(132)	(39,576)
Less (loss) income reclassified from AOCI	—	(1,388)	149	(1,239)
Net other comprehensive income	(11,893)	(26,163)	(281)	(38,337)
Income tax expense (benefit)	857	(1,806)	(6)	(955)
Ending balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

Details about reclassification out of AOCI for the 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31,			Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2016	2015	2014
Unrealized (loss) gain on cash flow hedges:
	$27	$(120)	$43	Sales
	(102)	(92)	106	Other expense, net
	(75)	(212)	149	Total before tax
	(16)	36	(8)	Tax (expense) benefit
	$(91)	$(176)	$141	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$311	$318	$399	(a)
Amortization of transition asset	253	258	276	(a)
Amortization of actuarial loss	(4,259)	(3,238)	(2,063)	(a)
	(3,695)	(2,662)	(1,388)	Total before tax
	426	187	65	Tax benefit
	$(3,269)	$(2,475)	$(1,323)	Net of tax

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

NOTE 17.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings (loss) per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings (loss) per share computation (in thousands):

	Year Ended December 31,
	2016	2015	2014
Numerator for basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$1,224	$2,610	$(2,358)
Gain from disposal of discontinued operation, net of tax	—	—	218
Net Income (loss) applicable to common shareholders	$1,224	$2,610	$(2,140)

Denominator:
Denominator for basic earnings (loss) per share — weighted average shares	12,824	12,776	12,661
Assumed exercise of stock options	20	21	—
Assumed satisfaction of restricted stock conditions	65	75	—
Denominator for diluted earnings (loss) per share — adjusted weighted average shares	12,909	12,872	12,661

For the year ended December 31, 2016 there were no shares excluded from the calculation of diluted earnings per share. For the years ended December 31, 2015 and December 31, 2014, there were15,995 and 39,752 shares of certain stock-based compensation awards excluded from the calculation of diluted earnings per share, as they were anti-dilutive.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

NOTE 18. SEGMENT INFORMATION

The Company operates through segments for which separate financial information is available, and for which operating results are evaluated regularly by the Company's chief operating decision maker in determining resource allocation and assessing performance. The two reportable business segments are Metalcutting Machine Solutions ("MMS") and Aftermarket Tooling and Accessories ("ATA").

Metalcutting Machine Solutions (MMS)

This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately forty thousand dollars for some high volume products to around two million dollars for some lower volume grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles as customers seek productivity improvements or they have new products that require new machining capabilities.

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

Machining centers are designed to remove material from stationary, prismatic or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming and routing. Machining centers have mechanisms that automatically change tools based on commands from an integrated computer control without operator assistance. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. The Company supplies a broad line of machining centers under the Bridgeport brand name addressing a range of sizes, speeds, and powers.

Grinding machines are used in a machining process in which a part's surface is shaped to closer tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes. The Kellenberger and Usach grinding machines are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been partially completed on a lathe. The Hauser jig grinding machines are used to make demanding contour components, primarily for tool and mold-making applications. The Jones & Shipman brand is a line of high quality grinder (surface, creepfeed, and cylindrical) machines used by a wide range of industries. Voumard machines are high quality internal diameter cylindrical grinding systems.

Aftermarket Tooling and Accessories (ATA)

This segment includes products that are purchased by manufacturers throughout the lives of their machines. The prices of units are relatively low per piece with prices ranging from forty dollars on high volume collets to two hundred thousand dollars or more for specialty chucks, and they typically are considered to be a fairly consumable, but durable, product. The Company's products are used on all types and brands of machine tools, not limited to Hardinge Brand machines. Sales levels are affected by manufacturing cycles, but not as severely as capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment and accessories are still needed as they wear out or they are needed for a change in production requirements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

The two primary product groups are collets and chucks. Collets are cone-shaped metal sleeves used for holding circular or rod like pieces in a lathe or other machine that provide effective part holding and accurate part location during machining operations. Chucks are a specialized clamping device used to hold an object with radial symmetry, especially a cylindrical object. A chuck is most commonly used to hold a rotating tool or a rotating work piece. Some of the specialty chucks can also hold irregularly shaped objects that lack radial symmetry. While the Company's products are known for accuracy and durability, they are consumable in nature.

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

	Year Ended December 31, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$230,705	$61,647	$(339)	$292,013
Depreciation and amortization	5,764	2,055		7,819
Segment income	3,060	6,910		9,970
Capital expenditures	1,943	536		2,479
Segment assets(1)	219,503	45,776		265,279

	Year Ended December 31, 2015
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$250,854	$65,128	$(733)	$315,249
Depreciation and amortization	6,497	2,285		8,782
Segment income	7,365	3,372		10,737
Capital expenditures	3,186	1,009		4,195
Segment assets(1)	226,265	48,069		274,334

	Year Ended December 31, 2014
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$243,199	$68,788	$(354)	$311,633
Depreciation and amortization	6,952	2,545		9,497
Segment income	3,950	6,708		10,658
Capital expenditures	2,088	1,098		3,186
Segment assets(1)	241,340	49,476		290,816
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

A reconciliation of segment income to consolidated income (loss) from continuing operations before income taxes for the years ended December 31, 2016, 2015, and 2014 are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Segment income	$9,970	$10,737	$10,658
Unallocated corporate expense	(6,575)	(5,800)	(5,540)
Acquisition related inventory step-up charge	—	—	(86)
Acquisition related expenses	—	—	(178)
Impairment charges	—	—	(5,766)
Interest expense, net	(328)	(499)	(678)
Other unallocated income	—	—	465
Income (loss) from continuing operations before income taxes	$3,067	$4,438	$(1,125)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Total segment assets	$265,279	$274,334	$290,816
Unallocated assets	32,271	36,604	20,268
Total assets	$297,550	$310,938	$311,084

Unallocated assets include cash of $28.3 million, $32.8 million and $16.3 million at December 31, 2016, 2015 and 2014, respectively.

No single customer accounted for more than 5% of the consolidated sales in 2016, 2015 or 2014. Products are sold throughout the world and sales are attributed to countries based on the country where the products are shipped. Information concerning the principal geographic areas is follows (in thousands):

	2016		2015		2014
	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)
North America
United States	$87,122	$35,166	$103,650	$37,607	$94,420	$39,656
Other	5,546	—	4,820	—	6,474	—
Total North America	92,668	35,166	108,470	37,607	100,894	39,656
Europe
England	7,925	340	12,780	555	13,848	604
Germany	38,573	1,333	34,830	1,388	46,543	1,741
Switzerland	5,210	28,025	7,613	30,322	6,834	31,524
Other	39,674	79	42,046	74	35,838	107
Total Europe	91,382	29,777	97,269	32,339	103,063	33,976
Asia
China	94,816	9,242	92,727	10,515	88,933	11,543
Taiwan	2,957	13,534	3,772	13,453	4,296	14,603
Other	10,190	2,551	13,011	2,749	14,447	3,011
Total Asia	107,963	25,327	109,510	26,717	107,676	29,157
Consolidated Total	$292,013	$90,270	$315,249	$96,663	$311,633	$102,789
____________________

(1)	Long-lived assets consist of property, plant and equipment, goodwill, and other intangible assets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

NOTE 19.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2016 and 2015 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2016
Sales	$67,822	$70,186	$67,211	$86,794
Gross profit	22,744	23,553	23,151	28,079
Net (loss) income	(1,245)	145	(1,383)	3,707

Per share data:
Basic (loss) earnings per share (1)	$(0.10)	$0.01	$(0.11)	$0.29
Diluted (loss) earnings per share (1)	$(0.10)	$0.01	$(0.11)	$0.29

Basic weighted average shares outstanding	12,797	12,812	12,835	12,854
Diluted weighted average shares outstanding	12,797	12,898	12,835	12,922

	Quarter
	First	Second	Third	Fourth
2015
Sales	$69,128	$82,356	$76,805	$86,960
Gross profit	21,855	26,962	25,369	30,352
Net (loss) income	(1,408)	1,586	(327)	2,759

Per share data:
Basic (loss) earnings per share (1)	$(0.11)	$0.12	$(0.03)	$0.22
Diluted (loss) earnings per share (1)	$(0.11)	$0.12	$(0.03)	$0.21

Basic weighted average shares outstanding	12,742	12,776	12,793	12,793
Diluted weighted average shares outstanding	12,742	12,857	12,793	12,886
____________________

(1)	Due to the changes in outstanding shares from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

NOTE 20.  NEW ACCOUNTING STANDARDS

In January 2017 the FASB issued Accounting Standards Update ("ASU") No. 2017-01 Business Combinations: Clarifying the Definition of a Business. This guidance revises the definition of a business and may affect acquisitions, disposals, goodwill impairment and consolidation. The new guidance specifies that when substantially all of the fair value of gross assets acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The changes to the definition of a business in this guidance will likely result in more acquisitions being accounted for as asset acquisitions and would also affect the accounting for disposal transactions. The new guidance is effective in 2018. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

In January 2017 the FASB issued ASU No: 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. The revised guidance is effective for calendar year end 2020. The Company is evaluating the impact that this guidance will have on the financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is evaluating the impact that this guidance will have on the financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - a Consensus of the FASB’s Emerging Issues Task Force, which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which specifies that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. These standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The guidance simplifies several areas of accounting for share based compensation arrangements, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is expected to impact net income, EPS, and the statement of cash flows. In particular, the tax effects of all stock compensation awards will be included in income. The guidance is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is evaluating the impact that this guidance will have on the financial statements.

In March 2016 the FASB ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in counterparty to a derivative contract (i.e. a novation), in and of itself, does not require the dedesignation of a hedging relationship provided that all other hedging criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. ASU 2016-02 clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which amends the guidance on the classification and measurement of financial instruments under the fair value option, as well as the presentation and disclosure requirements for financial instruments. Among other things, the new guidance requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In addition, the guidance requires public companies to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, to separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and to eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost. The guidance is effective in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is evaluating the method to adopt this guidance and its impact on the financial statements and related disclosures.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2016

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. For public business entities, the guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted. The guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this guidance in December 2016, electing to apply it retrospectively to all periods presented. As a result, the Company reclassified $2.1 million and $2.2 million from current deferred tax assets and liabilities, respectively, reducing Other current assets and Deferred tax liabilities on the Consolidated Balance Sheets as of December 31, 2015. Non-current deferred tax assets and liabilities increased by $1.9 million and $2.0 million, respectively, resulting in an increase to Other non-current assets and Deferred income taxes on the Consolidate Balance Sheets, as of December 31, 2015.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. authoritative guidance on the valuation of inventory. This guidance directs an entity to measure inventory at lower of cost or net realizable value, versus lower of cost or market. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and all annual and interim periods thereafter. The Company uses estimated net realizable value as an approximation of fair value and therefore does not anticipate any changes to our financial statements as a result of this guidance.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In January 2016, the Company adopted the guidance. As a result, the Company reclassified $0.07 million and $0.09 million of debt issuance cost as of December 31, 2015 into Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, from Other current assets and Other non-current assets on the Consolidated Balance Sheets. Unamortized debt issuance costs of $0.07 million and $0.02 million were recorded as Current portion of long-term debt and Long-term debt respectively to reduce the carrying amount of debt liability, on the Consolidated Balance Sheet at December 31, 2016. The Company's debt issuance cost amortization was not affected by the adoption of the new guidance.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The new standard is effective for annual periods ending after December 15, 2016, and all annual and interim periods thereafter. The adoption of this guidance did not have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. Between August 2015 and May 2016, the FASB issued four additional updates to 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, and 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients to provide further guidance and clarification in accounting for revenue arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, and all annual and interim periods thereafter. The Company has not determined the impact this standard may have on the financial statements, nor decided upon the method of adoption. The Company expects to complete a diagnostic assessment and begin developing solutions in the first half of 2017. In the second half of 2017, the Company expects to implement and test any changes in policy, processes, systems and internal controls and compute required transition adjustments and disclosures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None

Item 9A.  Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2016, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2016.

Management's Report on Internal Control over Financial Reporting

The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2016.

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

We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Hardinge Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hardinge Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive (loss) income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Hardinge Inc. and Subsidiaries and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Buffalo, New York
March 3, 2017

Item 9B. Other Information.

On February 27, 2017, the Board of Directors (the “Board”) of Hardinge Inc. (“Hardinge” or the “Company”) approved amendments to certain provisions in three different sections of the Company’s By-Laws: (i) Article II, Section 14, (ii) Article III, Section 4 and (iii) Article III, Section 6 (collectively, the “By-Laws Amendments”). The summary of the By-Laws Amendments set forth below is qualified in its entirety by reference to the full text of the Company’s By-Laws (which is marked to reflect the corresponding additions and deletions associated with each of the By-Law Amendments), attached as Exhibit 3.3, and is incorporated by reference into this Item 9B.

Article II, Section 14

Prior to the approval of the By-Law Amendments, this section provided that in order for a shareholder to be entitled to submit a proposal to a meeting of shareholders, the shareholder must be a record or beneficial holder of at least 1% or $1,000 in market value of the shares entitled to be voted at the meeting, and shall have held such shares for at least one year and shall continue to own such shares through the date on which the meeting is held.

Following the approval of the By-Law Amendments, this section was amended to increase the record or beneficial ownership threshold requirement (as measured in terms of market value of the shares entitled to be voted at the meeting) from $1,000 to $2,000.

Article III, Section 4

Article III, Section 4 of the Company’s By-Laws provides that the directors are classified into three classes as nearly equal in the number as possible, with each class holding office for a period expiring at the third annual meeting of shareholders following the first annual meeting of shareholders at which the directors of such class have been elected.

As part of the By-Law Amendments, the Board conditionally approved an amendment to this section which provides that at or after the Company’s 2017 Annual Meeting of Shareholders, (i) each director elected by the shareholders shall be elected to hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified and (ii) each director elected by the shareholders prior to the Company’s 2017 Annual Meeting of Shareholders shall serve the term for which he or she was elected.

Article III, Section 6

Article III, Section 6 of the Company’s By-Laws provides certain rules associated with assigning directors to the various classes of directors in the case of an increase or decrease in the number of directors. As part of the By-Laws Amendments, the Board conditionally approved an amendment which would eliminate these rules relating to the apportioning directors amongst the various director classes in the case of an increase or decrease in the number of directors.

Conditional Approval of Certain By-Law Amendments

The Board’s approval of the amendments to Article III, Section 4 and Article III, Section 6 of the Company’s By-Laws is conditioned upon the approval by the Company’s shareholders of Proposal 1 at the Company’s 2017 Annual Meeting of Shareholders (which involves the amendment of the Company’s Restated Certificate of Incorporation, as amended, as such proposal is described in the Preliminary Proxy Statement filed by the Company with the Securities and Exchange Commission on February 27, 2017 on Schedule 14A). Accordingly, these amendments to Article III, Section 4 and Article III, Section 6 of the Company’s By-Laws shall not become effective unless and until Proposal 1 is approved by the Company’s shareholders at the Company’s 2017 Annual Meeting of Shareholders.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Certain information required by this item such as: the identity of the Board of Directors and those directors determined by the Board to be independent; the members of the Audit Committee, all of whom have been determined by the Board to be independent; the Audit Committee member determined by the Board to be the financial expert; and the Shareholders Nominating Procedures are all incorporated by reference from the Registrant's proxy statement to be filed with the Commission. Additional information required to be furnished by Item 401 of Regulation S-K is as follows:

List of Executive Officers of the Registrant

Name	Age	Executive Officer Since	Positions and Offices Held
Richard L. Simons	61	2008
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

Douglas J. Malone	52	2013
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

James P. Langa	58	2009
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

Urs Baumgartner	54	2016
Vice President - Grinding since October 2016; CEO, L. Kellenberger & Co. AG Switzerland since August 2015; Director Sales & Marketing, L. Kellenberger & Co. AG August 2007 - July 2015; Sales Director, Schmid AG Switzerland (a producer of wood combustion systems for industrial applications) from November 2004 - July 2007; Area Sales & Product Manager, Müller Martini Bookbinding-Systems AG Switzerland (a producer of print finishing system/installations) from January 1998 - October 2004; Sales Engineer & Project Manager, Siemens Switzerland (travel control & information systems for local public transportation) from May 1995 - December 1997; Project Manager, Support of Mgmt. R&D and Quality Mgmt., Leica AG Switzerland (geodetic measuring, optical systems and special projects) from November 1986 - April 1995.

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
	(2)
Financial Statement Schedules: The financial statement schedules of the Registrant provided in Item 8. "Financial Statements and Supplementary Data" of Form 10-K as filed on March 3, 2017 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

		Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including notes thereto.

	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
3.1	Restated Certificate of Incorporation of Hardinge Inc.	10-Q	3.1	May 8, 2015
3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Hardinge Inc.	10-Q	3.2	May 8, 2015
3.3	Amended and Restated By-laws of Hardinge Inc.
4.1	Specimen of certificate for shares of Common Stock, par value $.01 per share of Hardinge Inc.	8-A	3	May 19, 1995
10.1	Amended and Restated Credit Agreement, dated May 9, 2013, by and among M&T Bank, Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies, Inc. (n/k/a Hardinge Grinding Group)	10-Q	10.1	June 30, 2013
10.2	Replacement Standard LIBOR Grid Note, dated May 9, 2013, issued by Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies Inc. (n/k/a Hardinge Grinding Group) for the benefit of M&T Bank	10-Q	10.2	June 30, 2013
10.3	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.3	June 30, 2013
10.4	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.4	June 30, 2013
10.5	Credit Agreement, dated May 9, 2013, by and between Hardinge Inc., Hardinge Holdings GmbH and M&T Bank	10-Q	10.5	June 30, 2013
10.6	General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.7	June 30, 2013
10.7	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.8	June 30, 2013
10.8	Agreement between Hardinge Inc. and M&T Bank, dated October 31, 2013	10-K	10.9	December 31, 2013
10.9	Replacement Term Note, dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.10	December 31, 2013
10.10	Rate Rider (for Actual Balance Promissory Notes), dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.11	December 31, 2013
10.11	Credit Facilities Agreement dated July 12, 2013 between Hardinge Holdings GmbH L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.1	July 18, 2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.12		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.2	July 18, 2013
10.13		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.3	July 18, 2013
10.14		Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG	10-K	10.14	December 31, 2015
10.15		Supplement 2 dated May 3, 2013 to Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG	10-K	10.15	December 31, 2015
10.16		Credit Agreement dated December 20, 2011 between L. Kellenberger & Co. AG and Credit Suisse AG
10.17		General Credit Facility Agreement dated June 12, 2015 between Harding Machine Tools B.V., Taiwan Branch and Mega International Commercial Bank Co. Ltd.	10-K	10.17	December 31, 2015
10.18		Bank Credit Facility dated December 13, 2016 between Hardinge Precision Machinery (Jiaxing) Co. Ltd. and China Construction Bank
10.20		Stock Purchase Agreement, dated December 20, 2012, by and among Hardinge Inc., Giacomo Antonini and Bere Antonini	10-K	2.1	December 31, 2012
10.22		Share Purchase Agreement, dated as of December 19, 2013, by and between Hardinge Holdings GmbH and SwissChuck Holding AG	8-K	2.1	December 26, 2013
10.23		Purchase Agreement, dated as of May 9, 2013, by and between Illinois Tool Works, Inc. and Cherry Acquisition Corporation (n/k/a Forkardt Inc.)	8-K	2.1	May 15, 2013
10.24		Asset Purchase Agreement, dated as of September 5, 2014, by and among Peter Wolters GmbH, Lam Research Corporation, Hardinge GmbH, L. Kellenberger & Co., AG and Hardinge Inc.	8-K	2.1	September 26, 2014
10.25		Agreement by and among Hardinge Inc., Privet Fund LP and Privet Fund Management, LLC, dated as of October 14, 2015	8-K	10.1	October 16, 2015
10.26	*	The Hardinge Inc. 2002 Incentive Stock Plan	10-K	10.24	December 31, 2013
10.27	*	The Hardinge Inc. Amended Restated 2011 Incentive Stock Plan	SCH14A	App. A	March 28, 2014
10.28	*	Hardinge Inc. Amended Cash Incentive Plan
10.29	*	Employment Agreement between Hardinge Inc. and Richard Simons, dated as of March 7, 2011
10.30	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Richard Simons, dated as of February 14, 2012
10.31	*	Amended and Restated Employment Agreement between Hardinge Inc. and Douglas J. Malone, dated as of December 16, 2013	8-K	10.2	December 20, 2013
10.33	*	Employment Agreement between Hardinge Inc. and James P. Langa, dated as of March 7, 2011
10.34	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and James P. Langa, dated as of February 14, 2012
10.35	*	Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of March 7, 2011
10.36	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Douglas C. Tifft, dated as of February 14, 2012
10.37	*	Employment Agreement between Forkardt Inc. and William B. Sepanik, dated as of May 31, 2013	10-K	10.34	December 31, 2014
10.39	*	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan, effective August 9, 2005	10-K	10.31	December 31, 2011

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.40	*	Hardinge Deferred Compensation Plan for Directors	10-K	10.4	December 31, 2015
10.41	*	Employment Agreement between Hardinge Inc. and Urs Baumgartner, dated October 28, 2016	10-Q	10.1	September 30, 2016
10.42	*	Hardinge Inc Non-Qualified Deferred Compensation Plan
21		Subsidiaries of the Company
23		Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1		Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		XBRL Documents:
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*		Management contract or compensatory plan or arrangement

HARDINGE INC. AND SUBSIDIARIES
Item 15(a) Schedule II-Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to:				Currency Translation Adjustments	Balance at End of Year
		Costs & Expenses	Other Accounts	Deductions
Year Ended December 31, 2016
Allowance for bad debts	$873	$215	$41	$280	(1)	$(53)	$796
Allowance for excess and obsolete inventory	22,704	3,612	—	2,829		(531)	22,956
Valuation allowance for deferred taxes	43,663	1,920	922	562		(931)	45,012
Total	$67,240	$5,747	$963	$3,671		$(1,515)	$68,764

Year Ended December 31, 2015
Allowance for bad debts	$1,062	$135	$—	$271	(1)	$(53)	$873
Allowance for excess and obsolete inventory	21,307	3,995	314	2,521		(391)	22,704
Valuation allowance for deferred taxes	44,789	1,711	—	2,154		(683)	43,663
Total	$67,158	$5,841	$314	$4,946		$(1,127)	$67,240

Year Ended December 31, 2014
Allowance for bad debts	$1,139	$400	$4	$401	(1)	$(80)	$1,062
Allowance for excess and obsolete inventory	22,032	3,451	16	2,533		(1,659)	21,307
Valuation allowance for deferred taxes	49,297	609	5,626	9,923		(820)	44,789
Total	$72,468	$4,460	$5,646	$12,857		$(2,559)	$67,158
____________________
(1) Uncollectable accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

3/3/2017	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HARDINGE INC.
Registrant

3/3/2017	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

3/3/2017	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

3/3/2017	By:	/s/ Robert R. Rogowski
Date		Robert R. Rogowski
Corporate Controller
(Principal Accounting Officer)

3/3/2017	By:	/s/ Richard R. Burkhart
Date		Richard R. Burkhart
Director

3/3/2017	By:	/s/ B. Christopher DiSantis
Date		B. Christopher DiSantis
Director

3/3/2017	By:	/s/ J. Philip Hunter
Date		J. Philip Hunter
Director and Secretary

3/3/2017	By:	/s/ Ryan Levenson
Date		Ryan Levenson
Director

3/3/2017	By:	/s/ Mitchell I. Quain
Date		Mitchell I. Quain
Director

3/3/2017	By:	/s/ Benjamin Rosenzweig
Benjamin Rosenzweig
Director

3/3/2017	By:	/s/ James Silver
Date		James Silver
Director

3/3/2017	By:	/s/ R. Tony Tripeny
Date		R. Tony Tripeny
Director