Form 10-Q
period 2017-03-31
HARDINGE INC
filed 2017-05-05
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      ☒Yes  ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                      ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒No

As of May 1, 2017 there were 12,935,164 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$26,725	$28,255
Restricted cash	2,757	2,923
Accounts receivable, net	46,562	55,573
Inventories, net	115,863	107,018
Other current assets	10,621	6,926
Total current assets	202,528	200,695

Property, plant and equipment, net	56,863	56,961
Goodwill	6,652	6,579
Other intangible assets, net	26,966	26,730
Other non-current assets	6,787	6,585
Total non-current assets	97,268	96,855
Total assets	$299,796	$297,550

Liabilities and shareholders’ equity
Notes payable to bank	$823	$703
Accounts payable	25,956	24,217
Accrued expenses	21,865	25,629
Customer deposits	21,300	18,215
Accrued income taxes	1,426	1,160
Current portion of long-term debt	2,935	2,923
Total current liabilities	74,305	72,847

Long-term debt	2,262	2,970
Pension and postretirement liabilities	58,049	58,840
Deferred income taxes	4,073	3,800
Other liabilities	2,879	3,152
Total non-current liabilities	67,263	68,762
Commitments and contingencies (see Note 10)
Common stock (par value $0.01 per share; shares authorized 20,000,000; shares issued 12,926,716 and 12,903,037)	129	129
Additional paid-in capital	121,160	121,015
Retained earnings	87,249	89,557
Treasury shares (at cost, 0 and 9,243)	—	(104)
Accumulated other comprehensive loss	(50,310)	(54,656)
Total shareholders’ equity	158,228	155,941
Total liabilities and shareholders’ equity	$299,796	$297,550

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Sales	$64,557	$67,822
Cost of sales	43,170	45,078
Gross profit	21,387	22,744

Selling, general and administrative expenses	18,022	20,593
Research & development	3,559	3,287
Restructuring	1,436	200
Other expense (income), net	155	(91)
Loss from operations	(1,785)	(1,245)

Interest expense	105	153
Interest income	(40)	(67)
Loss before income taxes	(1,850)	(1,331)
Income taxes	198	(86)
Net loss	$(2,048)	$(1,245)

Per share data:
Basic loss per share:	$(0.16)	$(0.10)

Diluted loss per share:	$(0.16)	$(0.10)

Cash dividends declared per share:	$0.02	$0.02

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net loss	$(2,048)	$(1,245)
Other comprehensive income:
Foreign currency translation adjustments	4,258	3,739
Retirement plans related adjustments	276	(273)
Unrealized gain on cash flow hedges	231	165
Other comprehensive income before tax	4,765	3,631
Income tax expense (benefit)	419	(177)
Other comprehensive income, net of tax	4,346	3,808
Total comprehensive income (loss)	$2,298	$2,563

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Operating activities
Net loss	$(2,048)	$(1,245)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment	1,401	—
Depreciation and amortization	2,157	2,017
Debt issuance costs amortization	32	32
Deferred income taxes	143	(255)
Gain on sale of assets	(2)	(13)
Unrealized foreign currency transaction gain	(387)	(225)
Changes in operating assets and liabilities:
Accounts receivable	9,786	7,613
Restricted Cash	193	—
Inventories	(8,208)	(4,851)
Other assets	(3,287)	(595)
Accounts payable	1,056	(514)
Customer deposits	2,887	(2,170)
Accrued expenses	(4,823)	(5,177)
Accrued pension and postretirement liabilities	(14)	(20)
Net cash used in operating activities	(1,114)	(5,403)

Investing activities
Capital expenditures	(480)	(436)
Proceeds from sales of assets	3	32
Net cash used in investing activities	(477)	(404)

Financing activities
Proceeds from short-term notes payable to bank	7,535	18,172
Repayments of short-term notes payable to bank	(7,463)	(14,995)
Repayments of long-term debt	(762)	(1,010)
Dividends paid	(258)	(274)
Net cash (used in) provided by financing activities	(948)	1,893

Effect of exchange rate changes on cash	1,009	425
Net decrease in cash	(1,530)	(3,489)

Cash and cash equivalents at beginning of period	28,255	32,774

Cash and cash equivalents at end of period	$26,725	$29,285

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

NOTE 1.  BASIS OF PRESENTATION

In these notes, the terms “Hardinge,” “the Company,” "we," "us," "our," or similar references mean Hardinge Inc. and its predecessors together with its subsidiaries.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2017.

Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current presentation.

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
MARCH 31, 2017

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	March 31, 2017		December 31, 2016		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$26,725	$26,725	$28,255	$28,255	Level 1
Restricted cash	2,757	2,757	2,923	2,923	Level 1
Foreign currency forward contracts	604	604	308	308	Level 2
Liabilities:
Notes payable to bank	823	823	703	703	Level 2
Variable interest rate debt	5,197	5,197	5,986	5,986	Level 2
Foreign currency forward contracts	262	262	566	566	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured using internal models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of March 31, 2017 and December 31, 2016, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or net realizable value. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials and purchased components	$32,584	$33,822
Work-in-process	37,988	31,799
Finished products	45,291	41,397
Inventories, net	$115,863	$107,018

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense (income), net” when the hedging relationship is deemed to be ineffective. As of March 31, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $36.0 million and $45.5 million, respectively. The Company expects that approximately $0.1 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of March 31, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $23.2 million and $35.4 million, respectively. For the three months ended March 31, 2017 and 2016, gains of $0.6 million and losses of $0.4 million, respectively, were recorded related to this type of

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense (income), net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency forwards designated as hedges:
Other current assets	$229	$153
Accrued expenses	(103)	(264)
Foreign currency forwards not designated as hedges:
Other current assets	375	155
Accrued expenses	(159)	(302)
Foreign currency forwards, net	$342	$(258)

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Land, buildings and improvements	$82,606	$81,311
Machinery, equipment and fixtures	75,933	75,177
Office furniture, equipment and vehicles	22,736	22,471
Construction in progress	376	272
	181,651	179,231
Accumulated depreciation	(124,788)	(122,270)
Property, plant and equipment, net	$56,863	$56,961

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,579	$39,013
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2016	—	6,579	6,579

Goodwill	32,434	6,579	39,013
Currency translation adjustments	—	73	73
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at March 31, 2017	$—	$6,652	$6,652

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

The major components of intangible assets other than goodwill are as follows (in thousands):

	March 31, 2017	December 31, 2016
Gross amortizable intangible assets:
Technical know-how	$12,983	$12,944
Customer lists	9,010	8,981
Land rights	2,519	2,498
Patents, trade names, drawings, and other	4,371	4,356
Total gross amortizable intangible assets	28,883	28,779

Accumulated amortization:
Technical know-how	(7,606)	(7,438)
Customer lists	(1,861)	(1,744)
Land rights	(319)	(304)
Patents, trade names, drawings, and other	(3,540)	(3,490)
Total accumulated amortization	(13,326)	(12,976)
Amortizable intangible assets, net	15,557	15,803

Indefinite lived intangible assets:
Trade names	11,409	10,927

Intangible assets other than goodwill, net	$26,966	$26,730

Amortization expense related to the definite-lived intangible assets was $0.3 million for the three months ended March 31, 2017 and 2016.

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at the beginning of period	$3,556	$3,802
Warranties issued	372	373
Warranty settlement costs	(373)	(590)
Changes in accruals for pre-existing warranties	(345)	2
Currency translation adjustments	56	(66)
Balance at the end of period	$3,266	$3,521

NOTE 8.  RESTRUCTURING CHARGES

In March 2017, management initiated a strategic restructuring program (the "Program") in our MMS segment with the goals of streamlining the Company's cost structure, increasing operational efficiencies, generating cash and improving shareholder returns. This Program consists of rationalizing certain product lines, consolidating certain European manufacturing operations, and the sale of assets. The Program, which is projected to be substantially complete by mid-2018,

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

is expected to generate annual pre-tax savings in the range of approximately $2.0 million to $2.5 million once fully implemented. Of the total costs estimated below, we expect approximately $1.6 million will be non-cash costs.

Restructuring charges are included in the "Restructuring" line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the three months ended March 31, 2017 and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Cost Recognized for Three Months Ended March 31, 2017	Total Cumulative Costs
Restructuring:
Employee termination costs	$1,010	$—	$—
Inventory impairment	1,401	1,401	$1,401
Facility related costs	1,373	10	$10
Other related costs	492	25	$25
Total Restructuring Activity	$4,276	1,436	$1,436

The amounts accrued associated with the Program are included in "Accrued expenses" and "Inventory" in the Consolidated Balance Sheets. A roll forward of the accrued restructuring costs and inventory impairment reserve is presented below (in thousands):

Balance at December 31, 2016	$—
Restructuring charges:
Employee termination costs	—
Inventory impairment	1,401
Facility related costs	10
Other related costs	25
Total restructuring charges	1,436

Cash expenditures	(35)
Other adjustments to accrual	—
Foreign currency translation adjustment	—
Balance at March 31, 2017	$1,401

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was (10.7)% for the three months ended March 31, 2017.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

The tax years 2013 through 2016 remain open to examination by the U.S. federal taxing authorities. The tax years 2011 through 2016 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands, China and India), the tax years between 2009 and 2016 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At March 31, 2017, a liability of $2.1 million is recorded with respect to uncertain income tax positions, which includes related interest of $0.1 million. If recognized, essentially all of the uncertain tax positions and related interest at March 31, 2017 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The potential decrease in uncertain tax positions for these items is estimated to be up to $1.2 million.

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

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRP's submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announced its proposed remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over Koppers Pond. The preferred remedy includes long-term monitoring

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

and institutional controls. After a public comment period, on December 13, 2016, the EPA issued a Certificate of Completion confirming that the RI/FS was complete and that all obligations related to the RI/FS had been performed in accordance with the provisions of the Administrative Settlement Agreement and Order on Consent.

The company has $0.3 million as of March 31, 2017 as a reserve for its estimated related liability, assuming all of the PRP's would continue to share costs equally in the clean-up phase of the project. Based on our understanding including discussions with our experts, it is possible that the PRP's may change and/or the relative split of costs may be different for this final phase of the project. This reserve is reported in Accrued expenses in the Consolidated Balance Sheets.

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

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2017 and 2016 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Service cost	$487	$559	$3	$3
Interest cost	1,498	1,672	18	19
Expected return on plan assets	(2,110)	(2,309)	—	—
Amortization of prior service credit	(76)	(63)	—	—
Amortization of transition asset	—	(77)	—	—
Amortization of actuarial loss (gain)	932	943	(11)	(14)
Net periodic cost	$731	$725	$10	$8

NOTE 12.  STOCK BASED COMPENSATION

All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations based on the fair value at the grant date of the award. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Restricted stock/unit awards (“RSA”)	$41	$65
Performance share incentives (“PSI”)	7	—
	$48	$65

There were 24,350 RSAs granted during the three months ended March 31, 2017, and no RSAs granted during the same three months ended March 31, 2016. The fair value of the 2017 RSAs granted was $0.3 million. The deferred compensation is being amortized on a straight-line basis over the three year service period.

There were 24,350 PSIs granted during the three months ended March 31, 2017 and no PSIs granted during the three months ended March 31, 2016.  The fair value of the 2017 PSIs granted was $0.3 million. The deferred compensation with

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets. All outstanding RSAs and PSIs are unvested.

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of March 31, 2017 and December 31, 2016, are as follows:

	March 31, 2017		December 31, 2016
	RSAs	PSIs	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$336	$766	$113	$520

Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.55	1.42	0.92	0.97

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31, 2017
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$15,483	$(70,102)	$(37)	$(54,656)
Other comprehensive income before reclassifications	4,258	(569)	82	3,771
Less (loss) income reclassified from AOCI	—	(845)	(149)	(994)
Net other comprehensive income	4,258	276	231	4,765
Income taxes	417	(10)	12	419
Ending balance, net of tax	$19,324	$(69,816)	$182	$(50,310)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

	Three Months Ended March 31, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive (loss) income before reclassifications	3,739	(1,062)	212	2,889
Less income (loss) reclassified from AOCI	—	(789)	47	(742)
Net other comprehensive (loss) income	3,739	(273)	165	3,631
Income taxes	(44)	(152)	19	(177)
Ending balance, net of tax	$24,312	$(69,221)	$4	$(44,905)

Details about reclassification out of AOCI for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2017	2016
Unrealized (loss) gain on cash flow hedges:
	$(138)	$76	Sales
	(11)	(29)	Other expense (income), net
	(149)	47	Total before tax
	(24)	7	Income taxes
	$(173)	$54	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$76	$63	(a)
Amortization of transition asset	—	77	(a)
Amortization of actuarial loss	(921)	(929)	(a)
	(845)	(789)	Total before tax
	88	83	Income taxes
	$(757)	$(706)	Net of tax

____________________
(a)  These AOCI components are included in the computation of net periodic pension and post retirement costs. See Note 11. "Pension and Postretirement Plans" for details.

NOTE 14.  LOSS PER SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period. In periods of earnings, the weighted average number of shares used in the diluted calculation includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the loss per share computation (in thousands):

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

	Three Months Ended March 31,
	2017	2016
Numerator for basic and diluted loss per share:
Net loss applicable to common shareholders	$(2,048)	$(1,245)

Denominator for basic and diluted loss per share:
Denominator for basic and diluted loss per share — weighted average shares	12,880	12,797

There is no dilutive effect of the restricted stock and stock options for both the three months ended March 31, 2017 and 2016 due to the net loss in these periods. There would have been 33,728 and 100,365 of these shares included in the diluted calculation for the three months ended March 31, 2017 and 2016, respectively, had there been earnings in these periods. No common stock equivalents of stock-based awards are included in the calculation of diluted loss per share for the three months ended March 31, 2017 and 2016 as they were anti-dilutive.

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

	Three Months Ended March 31, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$48,833	$15,858	$(134)	$64,557
Depreciation and amortization	1,400	508		1,908
Segment (loss) income	(2,669)	2,285		(384)
Capital expenditures	336	144		480
Segment assets(1)	223,349	45,512		268,861

	Three Months Ended March 31, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,272	$15,620	$(70)	$67,822
Depreciation and amortization	1,427	538		1,965
Segment (loss) income	(1,156)	1,854		698
Capital expenditures	291	145		436
Segment assets(1)	225,987	49,732		275,719
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

A reconciliation of segment (loss) income to consolidated loss from operations before income taxes for the three months ended March 31, 2017 and 2016 are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Segment (loss) income	$(384)	$698
Unallocated corporate expense	(1,401)	(1,943)
Interest expense, net	(65)	(86)
Other unallocated expense	—	—
Loss before income taxes	$(1,850)	$(1,331)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	March 31, 2017	December 31, 2016
Total segment assets	$268,861	$265,279
Unallocated assets	30,935	32,271
Total assets	$299,796	$297,550

Unallocated assets include cash of $26.7 million and $28.3 million at March 31, 2017 and December 31, 2016, respectively.

NOTE 16.  NEW ACCOUNTING STANDARDS

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

Under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share based payment awards. Forfeitures can be estimated or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. The Company adopted this guidance as of March 31, 2017, and has elected to recognize forfeitures as they occur. The adjustments recorded did not have a material impact on our financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. authoritative guidance on the valuation of inventory. This guidance directs an entity to measure inventory at lower of cost or net realizable value, versus lower of cost or market. The Company adopted this guidance as of March 31, 2017 on a prospective basis. The adoption of this guidance did not have a material impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. Between August 2015 and May 2016, the FASB issued four additional updates to 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, and 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients to provide further guidance and clarification in accounting for revenue arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, and all annual and

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
MARCH 31, 2017

interim periods thereafter. The Company has not determined the impact this standard may have on the financial statements, nor decided upon the method of adoption. In the first quarter 2017 the Company developed a project plan and timeline to complete a diagnostic assessment to begin developing solutions. This assessment will be ongoing throughout the first half of 2017. In the second half of 2017, the Company expects to implement and test any changes in policy, processes, systems and internal controls and compute required transition adjustments and disclosures.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to attain an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2016.

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 68% of our 2016 sales were to customers outside of North America, 71% of our 2016 products sold were manufactured outside of North America, and 68% of our employees as of December 31, 2016 were employed outside of North America. In the first quarter of 2017, approximately 70% of our sales were to customers outside of North America, 75% of our products sold were manufactured outside of North America, and 69% of our employees as of March 31, 2017 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 37% of overall sales through the first quarter of 2017 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

For the three months ended March 31, 2017, foreign currency fluctuations resulted in unfavorable currency translation impact of approximately $1.5 million on sales when compared to the same period in 2016.

Results of Operations

Presented below is summarized selected financial data for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
Sales	$64,557	$67,822	$(3,265)	(5)%
Gross profit	21,387	22,744	(1,357)	(6)%
% of sales	33.1%	33.5%	(0.4)	pts.
Selling, general and administrative expenses	18,022	20,593	(2,571)	(12)%
% of sales	27.9%	30.4%	(2.5)	pts.
Research & development	3,559	3,287	272	8%
Restructuring	1,436	200	1,236	NM
Other expense (income), net	155	(91)	246	NM
Loss from operations	(1,785)	(1,245)	(540)	43%
% of sales	(2.8)%	(1.8)%	(1.0)	pts.
Interest expense, net	65	86	(21)	(24)%
Loss before income taxes	(1,850)	(1,331)	(519)	39%
Income taxes	198	(86)	284	(330)%
Net loss	$(2,048)	$(1,245)	$(803)	64%
% of sales	(3.2)%	(1.8)%	(1.4)	pts.
NM--not meaningful

Sales.  The table below summarizes sales by each corresponding geographical region for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Sales to customers in:
North America	$19,583	$17,450	$2,133	12%
Europe	17,702	23,843	(6,141)	(26)%
Asia and other	27,272	26,529	743	3%
Total	$64,557	$67,822	$(3,265)	(5)%

Sales for the three months ended March 31, 2017 were $64.6 million, down 3% when compared with the same period in 2016 after considering the impact of unfavorable foreign currency translation adjustments of approximately $1.5 million. The decrease in sales was the result of a $6.1 million decrease in Europe, primarily MMS, partially offset by increases in other markets.

North America sales were $19.6 million during the three months ended March 31, 2017, an increase of $2.1 million, or 12%, when compared to the same period in 2016. The increase in sales was the result of 26% increase in MMS and a 4% increase in ATA segment sales.

Europe sales were $17.7 million during the three months ended March 31, 2017, a decrease of $6.1 million, or 26%, when compared to the same period in 2016. The decrease in sales was a result of 28% decrease in MMS and a 13% decrease in ATA segment sales. Foreign currency translation adjustments resulted in an unfavorable impact of approximately of $0.5 million to sales.

Asia and other sales were $27.3 million during the three months ended March 31, 2017, an increase of $0.7 million, or 3%, when compared to the same period in 2016. The increase in sales was a result of 3% increase in MMS segment sales. Foreign currency translation adjustments resulted in an unfavorable impact of approximately of $1.0 million to sales.

Sales of machines accounted for approximately 63% of the consolidated sales for the three months ended March 31, 2017, compared to 65% for the same period in 2016. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 37% of the consolidated sales for the three months ended March 31, 2017, compared to 35% for the same period in 2016.

Gross Profit.  Gross profit was $21.4 million, or 33.1% of sales for the three months ended March 31, 2017, compared to $22.7 million, or 33.5% of sales for the same period in 2016. The decrease in gross profit was attributable to lower sales volume for the three months ended March 31, 2017 as compared to the same period in 2016.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $18.0 million, or 27.9% of net sales for the three months ended March 31, 2017, a decrease of $2.6 million or 12%, compared to $20.6 million, or 30.4% of net sales for the three months ended March 31, 2016. The decrease in SG&A expenses for the three months ended March 31, 2017 was driven by lower agent commissions in the current year as a result of selling channel mix coupled with the prior year $0.7 million of non-recurring professional fees related to the Company’s strategic review process. Foreign currency translation adjustments resulted in a favorable impact of approximately of $0.5 million.

Research and Development.  Research and Development expenses of $3.6 million were essentially flat compared to the three months ended March 31, 2016.

Restructuring. Restructuring expenses were $1.4 million for the three months ended March 31, 2017, compared to $0.2 million for the same period in 2016. In March 2017, management initiated a strategic restructuring program in our MMS segment that is expected to be substantially completed in 2018.

Loss from Operations.  As a result of the foregoing, loss from operations before income taxes was $1.9 million for the three months ended March 31, 2017, compared to a loss of $1.3 million for the same period in 2016.

Income Taxes.  Income tax expense was $0.2 million for the three months ended March 31, 2017, compared to an income tax benefit of $0.1 million for the same period in 2016. The effective tax rate was (10.7)% for the three months ended March 31, 2017, compared to 6.5% for the same period in 2016, which differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Net Loss.  As a result of the foregoing, net loss for the three months ended March 31, 2017 was $2.0 million, or 3.2% of net sales, compared to $1.2 million, or 1.8% of net sales, for the same period in 2016. Both basic and diluted loss per share for the three months ended March 31, 2017 was $0.16, compared to $0.10 for the same period in 2016.

Business Segment Information — Comparison of the three months ended March 31, 2017 and 2016

Metalcutting Machine Solutions Segment ("MMS") (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Sales	$48,833	$52,272	$(3,439)	(7)%
Segment loss	(2,669)	(1,156)	(1,513)	131%

MMS sales were $48.8 million for the three months ended March 31, 2017, which were down $3.4 million, or 7% when compared with the same period in 2016. The decrease in sales was the result of a 5.7 million decrease in Europe partially offset by increases in other markets, and an unfavorable foreign currency impact of approximately $1.4 million.

Segment loss for the three months ended March 31, 2017 was $2.7 million, an increased loss of $1.5 million compared to the prior year period. $1.8 million was attributed to lower sales volume and $1.4 million was due to restructuring charges recorded in the current year period, partially offset by $1.7 million in lower agent commission expense.

Aftermarket Tooling and Accessories Segment ("ATA") (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Sales	$15,858	$15,620	$238	2%
Segment income	2,285	1,854	431	23%

ATA sales for the three months ended March 31, 2017 were $15.9 million, an increase of $0.2 million, or 2%, when compared to the corresponding period in 2016. There was an unfavorable currency translation adjustment of $0.1 million.

Segment income for the three months ended March 31, 2017 was $2.3 million, a $0.4 million increase compared to the prior year period. The improvement was due to incremental savings generated by the restructuring program initiated in late 2015 and the absence of a $0.2 million non-recurring expense in the prior year quarter associated with the 2015 restructuring program.

Segment Summary For the Three Months Ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$48,833	$15,858	$(134)	$64,557	$52,272	$15,620	$(70)	$67,822
Segment (loss) income	(2,669)	2,285		(384)	(1,156)	1,854		698
Unallocated corporate expense				(1,401)				(1,943)
Interest expense, net				(65)				(86)
Other unallocated expense				—				—
Loss before income taxes				$(1,850)				$(1,331)

Summary of Cash Flows for the Three Months Ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(1,114)	$(5,403)
Net cash used in investing activities	$(477)	$(404)
Net cash provided by (used in) financing activities	$(948)	$1,893

During the three months ended March 31, 2017, we used $1.1 million net cash from operating activities. The net cash used was the result of largely offsetting movements in operating results and net working capital. The first quarter net loss of $2.0 million was offset by non-cash adjustments $2.2 million for depreciation and amortization and $1.4 million for inventory impairment. We collected $12.7 million receivables and customer deposits, but increased inventory by $8.2 million, other assets by $3.3 million, and reduced payables and accrued liabilities by $3.7 million. The prior year cash used in operations exhibited a similar pattern except that customer deposits decreased in the prior year period.

Net cash used in investing activities was $0.5 million for the three months ended March 31, 2017, and similar in the prior year period. The primary use of cash was for capital expenditures, which were made mainly for maintenance capital purchases.

Net cash flow used by financing activities was $0.9 million for the three months ended March 31, 2017, due to $0.2 million in dividends paid and repayments of $0.7 million in debt.

Net cash flow generated by financing activities was $1.9 million for the three months ended March 31, 2016, due to increased proceeds from short term borrowings of approximately $3.2 million, which was offset by $0.2 million in dividends paid and $1.0 million debt repayments.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $75.2 million at March 31, 2017 and $74.7 million at December 31, 2016, of which $53.0 million can be borrowed for working capital needs. As of March 31, 2017 and December 31, 2016, $68.1 million and $67.1 million was available for borrowing under these respective arrangements, of which $52.2 million and $51.9 million, respectively, was available for working capital needs. Total consolidated term borrowings outstanding were $5.2 million and $5.9 million at March 31, 2017 and December 31, 2016, respectively. Additionally, we had borrowings under revolving credit facilities of $0.8 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of March 31, 2017, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before noncash charges and change in working capital needs. During the three months ended March 31, 2017, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 16. "New Accounting Standards" of the Consolidated Financial Statements set forth in Item 1 of this Form 10-Q.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first three months of 2017. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2016 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2017, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not Applicable.

Item 5.        Other Information.

None.

Item 6.	Exhibits.

3.1
Restated Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (File No. 001-34639))

3.2
Certificate of Amendment of the Certificate of Incorporation of Hardinge Inc. (incorporated by reference to Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2015 (File No. 001-34639)).

3.3	Certificate of Amendment of the Certificate of Incorporation of Hardinge Inc.

3.4	Amended and Restated By-Laws of Hardinge Inc.

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

HARDINGE INC.
Registrant

May 5, 2017	By:	/s/ Richard L. Simons
Date		Richard L. Simons
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2017	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Vice President and Chief Financial Officer
(Principal Financial Officer)

May 5, 2017	By:	/s/ Robert R. Rogowski
Date		Robert R. Rogowski
Corporate Controller
(Principal Accounting Officer)