Form 10-Q
period 2017-06-30
HARDINGE INC
filed 2017-08-03
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017
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

 As of July 31, 2017 there were 12,949,525 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$26,369	$28,255
Restricted cash	2,509	2,923
Accounts receivable, net	55,071	55,573
Inventories, net	118,478	107,018
Other current assets	11,321	6,926
Total current assets	213,748	200,695

Property, plant and equipment, net	57,192	56,961
Goodwill	6,658	6,579
Other intangible assets, net	26,698	26,730
Other non-current assets	6,047	6,585
Total non-current assets	96,595	96,855
Total assets	$310,343	$297,550

Liabilities and shareholders’ equity
Notes payable to bank	$99	$703
Accounts payable	25,982	24,217
Accrued expenses	27,140	25,629
Customer deposits	23,063	18,215
Accrued income taxes	671	1,160
Current portion of long-term debt	4,636	2,923
Total current liabilities	81,591	72,847

Long-term debt	—	2,970
Pension and postretirement liabilities	57,635	58,840
Deferred income taxes	4,343	3,800
Other liabilities	1,669	3,152
Total non-current liabilities	63,647	68,762
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; shares issued 12,943,789 and 12,903,037)	129	129
Additional paid-in capital	121,489	121,015
Retained earnings	89,510	89,557
Treasury shares (at cost, 0 and 9,243)	—	(104)
Accumulated other comprehensive loss	(46,023)	(54,656)
Total shareholders’ equity	165,105	155,941
Total liabilities and shareholders’ equity	$310,343	$297,550

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales	$78,197	$70,186	$142,754	$138,007
Cost of sales	51,568	46,633	94,738	91,711
Gross profit	26,629	23,553	48,016	46,296

Selling, general and administrative expenses	20,081	19,637	38,103	40,230
Research & development	3,777	3,369	7,335	6,656
Restructuring	542	226	1,978	426
Other expense (income), net	37	20	192	(72)
Income (loss) from operations	2,192	301	408	(944)

Interest expense	104	132	210	285
Interest income	(38)	(69)	(79)	(136)
Income (loss) before income taxes	2,126	238	277	(1,093)
Income tax (benefit) expense	(396)	93	(198)	8
Net Income (loss)	$2,522	$145	$475	$(1,101)

Per share data:
Basic earnings (loss) per share:	$0.20	$0.01	$0.04	$(0.09)

Diluted earnings (loss) per share:	$0.20	$0.01	$0.04	$(0.09)

Cash dividends declared per share:	$0.02	$0.02	$0.04	$0.04

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income (loss)	$2,522	$145	$475	$(1,101)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,675	(2,840)	8,933	899
Retirement plans related adjustments	(527)	1,575	(251)	1,302
Unrealized (loss) gain on cash flow hedges	(299)	(33)	(68)	132
Other comprehensive income (loss) before tax	3,849	(1,298)	8,614	2,333
Income tax (benefit) expense	(438)	282	(19)	105
Other comprehensive income (loss), net of tax	4,287	(1,580)	8,633	2,228
Total comprehensive income (loss)	$6,809	$(1,435)	$9,108	$1,127

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Operating activities
Net income (loss)	$475	$(1,101)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	1,401	—
Depreciation and amortization	4,411	4,098
Debt issuance costs amortization	65	66
Deferred income taxes	132	(119)
Gain on sale of assets	(16)	(4)
Unrealized foreign currency transaction gain	(819)	(116)
Changes in operating assets and liabilities:
Accounts receivable	2,261	11,826
Restricted cash	499	(331)
Inventories	(8,251)	(7,720)
Other assets	(2,893)	(1,330)
Accounts payable	745	(2,170)
Customer deposits	4,132	(3,886)
Accrued expenses	(2,381)	(5,211)
Accrued pension and postretirement liabilities	(19)	(41)
Net cash used in operating activities	(258)	(6,039)

Investing activities
Capital expenditures	(968)	(992)
Proceeds from sales of assets	16	37
Net cash used in investing activities	(952)	(955)

Financing activities
Proceeds from short-term notes payable to bank	12,418	28,871
Repayments of short-term notes payable to bank	(13,062)	(28,643)
Repayments of long-term debt	(1,456)	(2,271)
Dividends paid	(516)	(536)
Net cash used in financing activities	(2,616)	(2,579)

Effect of exchange rate changes on cash	1,940	167
Net decrease in cash	(1,886)	(9,406)

Cash and cash equivalents at beginning of period	28,255	32,774

Cash and cash equivalents at end of period	$26,369	$23,368

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2017.

Certain amounts in the June 30, 2016 consolidated financial statements have been reclassified to conform to the current presentation.

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
JUNE 30, 2017

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	June 30, 2017		December 31, 2016		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$26,369	$26,369	$28,255	$28,255	Level 1
Restricted cash	2,509	2,509	2,923	2,923	Level 1
Foreign currency forward contracts	373	373	308	308	Level 2
Liabilities:
Notes payable to bank	99	99	703	703	Level 2
Variable interest rate debt	4,696	4,696	5,986	5,986	Level 2
Foreign currency forward contracts	725	725	566	566	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured using models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of June 30, 2017 and December 31, 2016, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or net realizable value. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials and purchased components	$32,867	$33,822
Work-in-process	37,624	31,799
Finished products	47,987	41,397
Inventories, net	$118,478	$107,018

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense (income), net” when the hedging relationship is deemed to be ineffective. As of June 30, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $35.7 million and $45.5 million, respectively. The Company expects that approximately $0.1 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of June 30, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $26.3 million and $35.4 million, respectively. For the three months ended June 30, 2017 and 2016, losses of $0.2 million and gains of $0.4 million, respectively, were recorded related to this type of derivative financial instrument. For the six months ended June 30, 2017 and 2016, gains of $0.4 million and losses of $0.02 million,

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

respectively, were recorded related to this type of derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense (income), net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency forwards designated as hedges:
Other current assets	$196	$153
Accrued expenses	(370)	(264)
Foreign currency forwards not designated as hedges:
Other current assets	177	155
Accrued expenses	(355)	(302)
Foreign currency forwards, net	$(352)	$(258)

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Land, buildings and improvements	$84,651	$81,311
Machinery, equipment and fixtures	77,541	75,177
Office furniture, equipment and vehicles	23,204	22,471
Construction in progress	212	272
	185,608	179,231
Accumulated depreciation	(128,416)	(122,270)
Property, plant and equipment, net	$57,192	$56,961

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,579	$39,013
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2016	—	6,579	6,579

Goodwill	32,434	6,579	39,013
Currency translation adjustments	—	79	79
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at June 30, 2017	$—	$6,658	$6,658

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

The major components of intangible assets other than goodwill are as follows (in thousands):

	June 30, 2017	December 31, 2016
Gross amortizable intangible assets:
Technical know-how	$12,985	$12,944
Customer lists	9,016	8,981
Land rights	2,559	2,498
Patents, trade names, drawings, and other	4,391	4,356
Total gross amortizable intangible assets	28,951	28,779

Accumulated amortization:
Technical know-how	(7,758)	(7,438)
Customer lists	(1,976)	(1,744)
Land rights	(337)	(304)
Patents, trade names, drawings, and other	(3,587)	(3,490)
Total accumulated amortization	(13,658)	(12,976)
Amortizable intangible assets, net	15,293	15,803

Indefinite lived intangible assets:
Trade names	11,405	10,927

Intangible assets other than goodwill, net	$26,698	$26,730

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$312	$320	$624	$640

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at the beginning of period	$3,266	$3,521	$3,556	$3,802
Warranties issued	473	709	845	1,081
Warranty settlement costs	(479)	(557)	(852)	(1,147)
Changes in accruals for pre-existing warranties	(36)	62	(381)	64
Currency translation adjustments	100	89	156	24
Balance at the end of period	$3,324	$3,824	$3,324	$3,824

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

NOTE 8.  RESTRUCTURING CHARGES

In March 2017, management initiated a strategic restructuring program (the "Program") in our MMS segment with the goals of streamlining the Company's cost structure, increasing operational efficiencies, generating cash and improving shareholder returns. This Program consists of rationalizing certain product lines, consolidating certain European manufacturing operations, and the sale of assets. The Program, which is projected to be substantially complete by mid-2018, is expected to generate annual pre-tax savings in the range of approximately $2.0 million to $2.5 million once fully implemented. Of the total costs estimated below, we expect approximately $1.6 million will be non-cash costs.

Restructuring charges are included in the "Restructuring" line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the three and six months ended June 30, 2017 and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Cost Recognized for Three Months Ended June 30, 2017	Cost Recognized for Six Months Ended June 30, 2017 (Cumulative costs recognized to date)
Restructuring:
Employee termination costs	$1,010	$393	$393
Inventory Impairment	1,401	—	1,401
Facility related costs	1,373	105	115
Other related costs	492	44	69
Total Restructuring Activity	$4,276	$542	$1,978

The amounts accrued associated with the Program are included in "Accrued expenses" and "Inventory" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

Balance at December 31, 2016	$—
Restructuring charges:
Employee termination costs	393
Inventory Impairment	1,401
Facility related costs	115
Other related costs	69
Total restructuring charges for the period	1,978

Cash expenditures	(373)
Other adjustments to accrual	—
Foreign currency translation adjustment	80
Balance at June 30, 2017	$1,685

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was (18.6)% and (71.5)% for the three and six months ended June 30, 2017. The tax benefit recorded during the three months ended June 30, 2017 is mainly driven by the release of an uncertain tax position due to the lapsing of the statute of limitations resulting in a tax benefit of $0.6 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

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

At June 30, 2017, a liability of $1.4 million is recorded with respect to uncertain income tax positions, which includes related interest of $0.1 million. If recognized, essentially all of the uncertain tax positions and related interest at June 30, 2017 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these potential settlements is estimated to be up to $1.2 million.

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

A substantial portion of the Pond is located on the Company’s property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRP's"), agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRP's also signed a PRP Member Agreement, agreeing to share the costs associated with the RI/FS study on a per capita basis. In June 2017, the EPA notified the PRP’s that two additional parties had been added to the group of PRP’s (Eaton Corporation and Elmira Water Board). The impact of these new parties to the cost sharing agreement has not yet been determined.

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRP's submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announced its proposed

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over Koppers Pond. The preferred remedy includes long-term monitoring and institutional controls. After a public comment period, on December 13, 2016, the EPA issued a Certificate of Completion confirming that the RI/FS was complete, confirming that all PRP obligations related to the RI/FS had been performed in accordance with the provisions of the Administrative Settlement Agreement and Order on Consent, and approving the remedy selected in the FS as the final response action for Koppers Pond.

The company has $0.3 million as of June 30, 2017 as a reserve for its estimated related liability, assuming all of the original PRP's would continue to share costs equally in the clean-up phase of the project. Based on our understanding including discussions with our experts, it is possible that the PRP's may change, the total clean-up liability may change, and/or the relative split of costs may be different for this final phase of the project. This reserve is reported in Accrued expenses in the Consolidated Balance Sheets.

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

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three and six months ended June 30, 2017 and 2016 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service cost	$487	$569	$3	$3
Interest cost	1,504	1,676	18	19
Expected return on plan assets	(2,126)	(2,328)	—	—
Amortization of prior service credit	(78)	(64)	—	—
Amortization of transition asset	—	(79)	—	—
Amortization of actuarial loss (gain)	935	957	(11)	(14)
Settlement loss (gain)	30	—	—	—
Net periodic cost	$752	$731	$10	$8

	Pension Benefits		Postretirement Benefits
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$974	$1,128	$6	$6
Interest cost	3,002	3,348	36	38
Expected return on plan assets	(4,236)	(4,637)	—	—
Amortization of prior service credit	(154)	(127)	—	—
Amortization of transition asset	—	(156)	—	—
Amortization of actuarial loss (gain)	1,867	1,900	(22)	(28)
Settlement loss (gain)	30	—	—	—
Net periodic cost	$1,483	$1,456	$20	$16

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

NOTE 12.  STOCK BASED COMPENSATION

The Company's 2011 Incentive Stock Plan (the "Plan"), as amended on May 6, 2014, permits the grant of several types of incentives, including share options, non-qualified stock options, stock appreciation rights, restricted stock awards/ units (“RSAs”) and performance share incentives (“PSIs”).

Stock Options

There were 225,000 non-qualified stock options granted in the three months ended June 30, 2017. There were no other vested or unvested stock options outstanding at the time of these grants. The fair market value of stock options is estimated using the Black Scholes valuation model using the following assumptions:

Three Months ended June 30, 2017
Expected volatility	38.50%
Expected dividend yield	0.66%
Risk free rate	1.32% - 1.45%
Expected term (in years)	6.0 - 6.5
Weighted average grant date fair value	$4.48
Weighted average exercise price	$12.04

Stock options vest over a two or three-year period based on either a service period or a combination of service period and performance measures. Deferred compensation for stock options is amortized on a straight-line basis for stock options, which vest over a specified service period, and is recognized ratably for stock options which also have a performance requirement to the extent that it is probable that the performance target will be met. All stock options granted have a ten-year contractual term.

The intrinsic value of stock options at June 30, 2017 was $0.1 million, which is calculated as the difference between the stock price as of June 30, 2017 and the exercise price of the option.

Restricted Stock/ Unit Awards ("RSAs")

There were 42,350 RSAs granted during the six months ended June 30, 2017, and no awards in the same period of 2016. The deferred compensation for RSAs is amortized on a straight-line basis over the specified service period, which ranges from three to four years.

Performance Share Incentives ("PSIs")

There were 42,350 Performance Share Incentives ("PSIs") granted during the six months ended June 30, 2017, and no awards in the same period of 2016. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets.

Compensation Costs

Stock based compensation costs are based on estimated fair values. The fair value of service and performance based stock awards are based on the market value on the date of the grant. The fair value of stock options are estimated using a Black-Scholes valuation model. All stock based compensation to employees is recorded as "Selling, general and administrative expenses" in the Consolidated Statements of Operations. These non-cash compensation costs are included in the depreciation and amortization amounts in the Consolidated Statements of Cash Flows.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock Options	$31	$—	$31	$—
Restricted stock/unit awards (“RSA”)	66	58	107	123
Performance share incentives (“PSI”)	32	—	39	—
Total stock based compensation	$129	$58	$177	$123

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of June 30, 2017 and December 31, 2016, are as follows:

	June 30, 2017			December 31, 2016
	Stock Options	RSAs	PSIs	Stock Options	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$976	$464	$904	$—	$113	$520
Expected weighted-average recognition period for unrecognized compensation cost (in years)	2.67	1.65	1.51	N/A	0.92	0.97

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months ended June 30, 2017
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$19,324	$(69,816)	$182	$(50,310)
Other comprehensive income (loss) before reclassifications	4,675	(1,403)	(261)	3,011
Less: (Loss) income reclassified from AOCI	—	(876)	38	(838)
Net other comprehensive income (loss)	4,675	(527)	(299)	3,849
Income taxes	(229)	(155)	(54)	(438)
Ending balance, net of tax	$24,228	$(70,188)	$(63)	$(46,023)

	Three Months Ended June 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$24,312	$(69,221)	$4	$(44,905)
Other comprehensive (loss) income before reclassifications	(2,840)	775	(96)	(2,161)
Less: (loss) income reclassified from AOCI	—	(800)	(63)	(863)
Net other comprehensive (loss) income	(2,840)	1,575	(33)	(1,298)
Income taxes	113	169	—	282
Ending balance, net of tax	$21,359	$(67,815)	$(29)	$(46,485)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

	Six Months Ended June 30, 2017
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$15,483	$(70,102)	$(37)	$(54,656)
Other comprehensive income (loss) before reclassifications	8,933	(1,972)	(179)	6,782
Less: (loss) income reclassified from AOCI	—	(1,721)	(111)	(1,832)
Net other comprehensive income (loss)	8,933	(251)	(68)	8,614
Income taxes	188	(165)	(42)	(19)
Ending balance, net of tax	$24,228	$(70,188)	$(63)	$(46,023)

	Six Months Ended June 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive income (loss) before reclassifications	899	(287)	116	728
Less: (loss) income reclassified from AOCI	—	(1,589)	(16)	(1,605)
Net other comprehensive income (loss)	899	1,302	132	2,333
Income taxes	69	17	19	105
Ending balance, net of tax	$21,359	$(67,815)	$(29)	$(46,485)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

Details about reclassification out of AOCI for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2017	2016	2017	2016
Unrealized gain (loss) on cash flow hedges:
	$18	$(53)	$(120)	$23	Sales
	20	(10)	9	(39)	Other expense (income), net
	38	(63)	(111)	(16)	Total before tax
	15	(10)	(9)	(3)	Income taxes
	$53	$(73)	$(120)	$(19)	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$78	$64	$154	$127	(a)
Amortization of transition asset	—	79	—	156	(a)
Amortization of actuarial loss	(924)	(943)	(1,845)	(1,872)	(a)
Settlement loss	(30)	—	(30)	—	(a)
	(876)	(800)	(1,721)	(1,589)	Total before tax
	96	85	184	168	Income taxes
	$(780)	$(715)	$(1,537)	$(1,421)	Net of tax

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

NOTE 14.  EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. In periods of earnings, the weighted average number of shares used in the diluted calculation includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share:
Net earnings (loss) applicable to common shareholders	$2,522	$145	$475	$(1,101)

Denominator for basic and diluted loss per share:
Denominator for basic and diluted loss per share — weighted average shares	12,894	12,812	12,887	12,804
Assumed exercise of stock options	1	22	1	—
Assumed satisfaction of restricted stock conditions	37	67	33	—
Denominator for diluted earnings per share — adjusted weighted average shares	12,932	12,901	12,921	12,804

Common stock equivalents of certain stock-based awards totaling 81,233 and 5,384 were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2017 and June 30, 2016, respectively, as they were anti-dilutive. Common stock equivalents of certain stock-based awards totaling 41,681 were excluded from the calculation of diluted earnings per share for the six months ended June 30, 2017, as they were anti-dilutive. There is no dilutive effect of the

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

restricted stock and stock options for six months ended June 30, 2016 due to the net loss in this period. There would have been 94,666 of these shares included in the diluted calculation for the six months ended June 30, 2016 had there been earnings in this period.

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

	Three Months ended June 30, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$62,016	$16,302	$(121)	$78,197
Depreciation and amortization	1,429	495		1,924
Segment income	1,928	2,745		4,673
Capital expenditures	433	55		488

	Three Months Ended June 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$54,359	$15,883	$(56)	$70,186
Depreciation and amortization	1,494	526		2,020
Segment income	276	1,641		1,917
Capital expenditures	394	163		557

	Six Months Ended June 30, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$110,848	$32,161	$(255)	$142,754
Depreciation and amortization	2,829	1,003	0	3,832
Segment (loss) income	(741)	5,031		4,290
Capital expenditures	768	200		968
Segment assets(1)	233,613	46,153		279,766

	Six Months Ended June 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$106,630	$31,504	$(127)	$138,007
Depreciation and amortization	2,921	1,064		3,985
Segment (loss) income	(880)	3,495		2,615
Capital expenditures	685	307		992
Segment assets(1)	222,098	48,440		270,538
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
JUNE 30, 2017

A reconciliation of segment income to consolidated income (loss) before income taxes for the three and six months ended June 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment income	$4,673	$1,917	$4,290	$2,615
Unallocated corporate expense	(2,481)	(1,616)	(3,882)	(3,559)
Interest expense, net	(66)	(63)	(131)	(149)
Income (loss) before income taxes	$2,126	$238	$277	$(1,093)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	June 30, 2017	December 31, 2016
Total segment assets	$279,766	$265,279
Unallocated assets	30,577	32,271
Total assets	$310,343	$297,550

Unallocated assets include cash of $26.4 million and $28.3 million at June 30, 2017 and December 31, 2016, respectively.

NOTE 16.  NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. Between August 2015 and May 2016, the FASB issued four additional updates to 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, and 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients to provide further guidance and clarification in accounting for revenue arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, and all annual and interim periods thereafter. In the first quarter 2017 the Company developed a project plan and timeline to complete a diagnostic assessment to begin developing solutions. This assessment has progressed in the second quarter of 2017 and has included an initial training of key personnel, sampling of contracts, and revenue stream evaluation. The Company has not determined the impact this standard may have on the financial statements, nor decided on the method of adoption. In the second half of 2017, the Company expects to implement and test any changes in policy, processes, systems and internal controls and compute required transition adjustments and disclosures.

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

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical and horizontal machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 68% of our 2016 sales were to customers outside of North America, 71% of our 2016 products sold were manufactured outside of North America, and 68% of our employees as of December 31, 2016 were employed outside of North America. In the first half of 2017, approximately 69% of our sales were to customers outside of North America, 73% of our products sold were manufactured outside of North America, and, as of June 30, 2017, 68% of our employees were outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 35% of overall sales through the second quarter of 2017 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

For the three and six months ended June 30, 2017, foreign currency fluctuations resulted in unfavorable currency translation impact of approximately $1.5 million and $3.0 million on sales when compared to the same periods in 2016.

Results of Operations

Presented below is summarized selected financial data for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		$ Change	% Change	Six Months Ended June 30,		$ Change	% Change
	2017	2016			2017	2016
Sales	$78,197	$70,186	$8,011	11%	$142,754	$138,007	$4,747	3%
Gross profit	26,629	23,553	3,076	13%	48,016	46,296	1,720	4%
% of sales	34.1%	33.6%	0.5	pts.	33.6%	33.5%	0.1	pts.
Selling, general and administrative expenses	20,081	19,637	444	2%	38,103	40,230	(2,127)	(5)%
% of sales	25.7%	28.0%	(2.3)	pts.	26.7%	29.2%	(2.5)	pts.
Research & development	3,777	3,369	408	12%	7,335	6,656	679	10%
Restructuring	542	226	316	140%	1,978	426	1,552	364%
Other expense (income), net	37	20	17	85%	192	(72)	264	(367)%
Income (loss) from operations	2,192	301	1,891	628%	408	(944)	1,352	(143)%
% of sales	2.8%	0.4%	2.4	pts.	0.3%	(0.7)%	1.0	pts.
Interest expense, net	66	63	3	5%	131	149	(18)	(12)%
Income (loss) before income taxes	2,126	238	1,888	793%	277	(1,093)	1,370	(125)%
Income tax (benefit) expense	(396)	93	(489)	(526)%	(198)	8	(206)	(2,575)%
Net income (loss)	$2,522	$145	$2,377	1,639%	$475	$(1,101)	$1,576	(143)%
% of sales	3.2%	0.2%	3.0	pts.	0.3%	(0.8)%	1.1	pts.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and six months ended June 30, 2017 compared to the same period in 2016 (in thousands):

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2017	2016	Change	Change	2017	2016	Change	Change
Sales to customers in:
North America	$24,220	$20,694	$3,526	17%	$43,803	$38,144	$5,659	15%
Europe	22,240	22,242	(2)	—%	39,942	46,084	(6,142)	(13)%
Asia and other	31,737	27,250	4,487	16%	59,009	53,779	5,230	10%
Total	$78,197	$70,186	$8,011	11%	$142,754	$138,007	$4,747	3%

Sales for the three months ended June 30, 2017 were $78.2 million, an increase of $8.0 million, or 11%, compared to the same period in 2016. The increase in sales was driven by higher demand in Asia and North America, partially offset by unfavorable foreign currency translation of approximately $1.5 million. Excluding the translation impact, the increase in sales would have been 14%.

Sales for the six months ended June 30, 2017 were $142.8 million, an increase of $4.7 million, or 3%, compared to the same period in 2016. The increase in sales was driven by increases in North America and Asia machine sales, partially offset by decreases in machine sales in Europe and an unfavorable foreign currency translation of approximately $3.0 million. Excluding the translation impact, the increase in sales would have been 6%.

North America sales were $24.2 million and $43.8 million during the three and six months ended June 30, 2017, respectively, an increase of $3.5 million, or 17%, and $5.7 million, or 15%, when compared to the same periods in 2016.

Europe sales were $22.2 million and $39.9 million during the three and six months ended June 30, 2017, respectively. Sales for the three months ended June 30, 2017 were flat compared to the prior year period. Sales for the six-month period ended June 30, 2017 decreased by $6.1 million or 13% due to first quarter weakness in the European industrial markets. Sales for the three and six months ended June 30, 2017 had unfavorable foreign currency translation of approximately $0.6 and $1.1 million, respectively.

Asia and other sales were $31.7 million and $59.0 million during the three and six months ended June 30, 2017, respectively, an increase of $4.5 million, or 16%, and $5.2 million, or 10%, when compared to the same periods in 2016. The sales increases over prior year in both three and six month comparative periods was due to a significant increase in machine sales which was partially offset by unfavorable foreign currency translation of approximately $0.9 million and $1.9 million, respectively.

Sales of machines accounted for approximately 67% and 65% of the consolidated sales for the three and six months ended June 30, 2017 and 66% for the three and six months ended June 30, 2016, respectively. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for approximately 33% and 35% of the consolidated sales for the three and six months ended June 30, 2017 and 34% for the three and six months ended June 30, 2016.

Gross Profit.  Gross profit was $26.6 million, or 34% of sales for the three months ended June 30, 2017, compared to $23.6 million, or 34% of sales for the same period in 2016. The increase in gross profit was attributable to higher sales volume for the three months ended June 30, 2017 as compared to the same period in 2016 and a $0.2 million improvement due to incremental savings generated by the restructuring program initiated in late 2015.

Gross profit was $48.0 million or 34% of sales for the six months ended June 30, 2017, compared to $46.3 million or 34% of sales for the same period in 2016. The increase in gross profit was attributable to higher sales volume for the six months ended June 30, 2017 as compared to the same period in 2016 and a $0.5 million improvement due to incremental savings generated by the restructuring program initiated in late 2015.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $20.1 million, or 26% of sales for the three months ended June 30, 2017, an increase of $0.4 million, or 2%, compared to $19.6 million, or 28% of sales for the three months ended June 30, 2016. We incurred $1.2 million of unusual charges in the current quarter, primarily associated with our change in Chief Executive Officer (CEO). The prior year quarter included $0.4 million in costs associated with the Company’s strategic review process. Without the impact of these unusual costs, SG&A would have decreased by $0.4 million in the current quarter compared to the prior-year quarter.

SG&A expenses were $38.1 million, or 27% of sales for the six months ended June 30, 2017, compared to $40.2 million, or 29% of sales for the six months ended June 30, 2016. We incurred $1.3 million of unusual charges in the current six-month period, primarily associated with our change in CEO. The prior year six-month period included $1.1 million in costs associated with the Company’s strategic review process. Without the impact of these unusual costs, SG&A would have decreased by $2.3 million in the current six-month period compared to the prior-year period. This decrease in six-month period SG&A expenses was largely attributable to lower variable selling related expenses.

Restructuring. Restructuring expenses were $0.5 million and $2.0 million for the three and six months ended June 30, 2017, respectively. In March 2017, management initiated a strategic restructuring program in our MMS segment that is expected to be substantially completed in 2018. Restructuring expenses were $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively. The 2016 expenses were related to the 2015 restructuring program.

Research and Development Expenses.  Research and Development ("R&D") expenses were $3.8 million, or 5% of sales for the three months ended June 30, 2017, relatively flat compared to $3.4 million, or 5% of sales for the three months ended June 30, 2016. R&D expenses were $7.3 million, or 5% of sales for the six months ended June 30, 2017, compared to $6.7 million, or 5% of sales for the six months ended June 30, 2016.

Income (Loss) Before Income Taxes.  As a result of the foregoing, income before income taxes was $2.1 million for the three months ended June 30, 2017, compared to income before income taxes of $0.2 million for the same period in 2016. For the six months ended June 30, 2017, income before income taxes was $0.3 million compared to loss before income taxes of $1.1 million for the same period in 2016.

Income Taxes.  The income tax provision was a benefit of $0.4 million and $0.2 million for the three and six months ended June 30, 2017, compared to an income tax provision expense of $0.1 million and $0.01 million for the same periods in 2016. The effective tax rate was (18.6)% and (71.5)% for the three and six months ended June 30, 2017, compared to 39.1% and (0.7)% for the same periods in 2016, which differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded. The tax benefit recorded during the three months ended June 30, 2017 is mainly driven by the release of an uncertain tax position due to the lapsing of the statute of limitations resulting in a tax benefit of $0.6 million.

Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate.

We continue to maintain a valuation allowance on all or a portion of the tax benefits of our U.S., Canada, U.K., Germany, and Netherlands net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained in the respective jurisdiction.

Net Income (Loss).  As a result of the foregoing, net income for the three months ended June 30, 2017 was $2.5 million, or 3% of sales, compared to $0.1 million, or 0.2% of sales, for the same period in 2016. Net income for the six months ended June 30, 2017 was $0.5 million, or 0.3% of sales, compared to net loss of $1.1 million, or (0.8)% of sales, for the same period in 2016. Both basic and diluted income (loss) per share for the three and six months ended June 30, 2017 were $0.20 and $0.04, compared to $0.01 and $(0.09) for the same periods in 2016.

Business Segment Information — Comparison of the three and six months ended June 30, 2017 and 2016

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales	$62,016	$54,359	$7,657	14%	$110,848	$106,630	$4,218	4%
Segment income (loss)	1,928	276	1,652	599%	(741)	(880)	139	16%

MMS sales were $62.0 million for the three months ended June 30, 2017, an increase of $7.7 million, or 14% when compared to the corresponding period in 2016. Increases in Asia and North America were partially offset by a decrease in Europe. For the six months ended June 30, 2017, MMS sales were $110.8 million, an increase of $4.2 million, or 4%, when compared to the same period in 2016. Increases in Asia and North America were partially offset by a decrease in Europe and unfavorable foreign currency translation of approximately $2.8 million.

Segment income for the three months ended June 30, 2017 was $1.9 million, an increase of $1.7 million. The increase is due to increased sales volume, partially offset by restructuring charges of $0.5 million in the current period.

For the six months ended June 30, 2017, segment loss was $0.7 million, an improvement of $0.1 million, or 16%, when compared to the segment loss in the same period of 2016. The volume related increases in gross profit and lower agent commissions of $1.7 million due to changes in channel mix, were largely offset by restructuring charges of $2.0 million in the current period.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales	$16,302	$15,883	$419	3%	$32,161	$31,504	$657	2%
Segment income	2,745	1,641	1,104	67%	5,031	3,495	1,536	44%

ATA sales for the three months ended June 30, 2017 were $16.3 million, an increase of $0.4 million, or 3%, when compared to the corresponding period in 2016. Increases in Europe were partially offset by decreases in other markets. ATA sales for the six months ended June 30, 2017 were $32.2 million, an increase of $0.7 million, or 2%, when compared to the corresponding period in 2016. Increases in North America and Europe were partially offset by decreases in Asia and unfavorable foreign currency translation of approximately $0.2 million.

Segment income for the three months ended June 30, 2017 was $2.7 million, a $1.1 million, or 67% increase from the prior year due to reduced manufacturing costs and operating expenses. Segment income for the six months ended June 30, 2017 was $5.0 million, a $1.5 million, or 44% increase from the prior year. ATA experienced higher volumes with improved absorption and reduced manufacturing costs, including $0.4 million of improvement generated by the 2015 restructuring program completed in late 2016.

Segment Summary For the Three and Six Months Ended June 30, 2017 and 2016 (in thousands):

	Three Months ended June 30, 2017				Three Months Ended June 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$62,016	$16,302	$(121)	$78,197	$54,359	$15,883	$(56)	$70,186
Segment income	1,928	2,745		4,673	276	1,641		1,917
Unallocated corporate expense				(2,481)				(1,616)
Interest expense, net				(66)				(63)
Other unallocated expense				—				—
Income before income taxes				$2,126				$238

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$110,848	$32,161	$(255)	$142,754	$106,630	$31,504	$(127)	$138,007
Segment (loss) income	(741)	5,031		4,290	(880)	3,495		2,615
Unallocated corporate expense				(3,882)				(3,559)
Interest expense, net				(131)				(149)
Other unallocated expense				—				—
(Loss) income before income taxes				$277				$(1,093)

Summary of Cash Flows for the Six Months Ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(258)	$(6,039)
Net cash used in investing activities	$(952)	$(955)
Net cash used in financing activities	$(2,616)	$(2,579)

During the six months ended June 30, 2017, we used $0.3 million net cash from operating activities. The net cash used was the result of offsetting movements in operating results and net working capital. In the first half of 2017, total changes in operating assets and liabilities used $5.9 million, but was offset by sources from net income of $0.5 million, non-cash adjustments of $4.4 million for depreciation and amortization and $1.4 million for inventory impairment. The prior year cash used in operating activities of $6.0 million was the result of total changes in operating assets and liabilities of $8.9 million and a net loss of $1.1 million, partially offset by sources from non-cash adjustments of $4.1 million for depreciation and amortization.

Net cash used in investing activities was $1.0 million for the six months ended June 30, 2017 and 2016. The primary use of cash was for capital expenditures during these periods, which were made primarily for maintenance capital purchases.

Net cash flow used in financing activities was $2.6 million for the six months ended June 30, 2017. Cash used was primarily attributable to $1.5 million of payments on long-term debt due to normal scheduled payment activity, $0.6 million of payments on short term borrowings and year-to-date dividends paid of $0.5 million.

Net cash flow used in financing activities was $2.6 million for the six months ended June 30, 2016. Cash used for financing activities was primarily driven by $2.3 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.5 million.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow us to borrow up to $76.4 million at June 30, 2017 and $74.7 million at December 31, 2016, of which $54.3 million and $53.0 million, respectively, can be borrowed for working capital needs. As of June 30, 2017 and December 31, 2016, $68.0 million and $67.1 million was available for borrowing under these respective arrangements, of which $53.7 million and $51.9 million, respectively, was available for working capital needs. Total consolidated borrowings outstanding were $4.7 million and $6.0 million at June 30, 2017 and December 31, 2016, respectively. Additionally, we had borrowings under revolving credit facilities of $0.1 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of June 30, 2017, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before non-cash charges and change in working capital needs. During the six months ended June 30, 2017, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first six months of 2017. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2016 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2017, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

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

3.1
Restated Certificate of Incorporation of Hardinge Inc. (conformed to reflect the Certificate of Amendment to the Restated Certificate of Incorporation, dated February 19, 2012 and the Certificate of Amendment to the Restated Certificate of Incorporation, dated May 3, 2017).

3.2
Amended and Restated By-Laws of Hardinge Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017).

4.1
Specimen of certificate for shares of Common Stock, par value $.01 per share, of Hardinge Inc. (incorporated by reference to Exhibit 3 to Registrant’s Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on May 19, 1995 (File No. 000-15760)).

10.1	Employment Agreement dated as of May 10, 2017, between Hardinge Inc. and Charles P. Dougherty.

10.2	Employment Offer Letter dated as of June 1, 2017, issued by Hardinge Inc. to Randall D. Bahr.

10.3	Non-qualified Option Agreement dated as of June 6, 2017, between Hardinge Inc. and Charles P. Dougherty.

10.4	Non-qualified Option Agreement dated as of June 6, 2017, between Hardinge Inc. and Charles P. Dougherty.

10.5	Schedule Required by Instruction 2 to Item 601 of Regulation S-K.

10.6	Consulting Agreement dated as of May 10, 2017, between Hardinge Inc. and Richard L. Simons.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

August 3, 2017	By:	/s/ Charles P. Dougherty
Date		Charles P. Dougherty
President and Chief Executive Officer
(Principal Executive Officer)

August 3, 2017	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)