Form 10-Q
period 2017-09-30
HARDINGE INC
filed 2017-11-09
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission File Number: 000-15760

Hardinge Inc.
(Exact name of registrant as specified in its charter)

New York	16-0470200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hardinge Drive Elmira, NY	14903
(Address of principal executive offices)	(Zip Code)
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

 As of November 3, 2017 there were 12,947,752 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents	$32,327	$28,255
Restricted cash	2,115	2,923
Accounts receivable, net	60,750	55,573
Inventories, net	114,420	107,018
Other current assets	10,815	6,926
Assets held for sale	5,682	—
Total current assets	226,109	200,695

Property, plant and equipment, net	50,569	56,961
Goodwill	6,641	6,579
Other intangible assets, net	26,434	26,730
Other non-current assets	6,163	6,585
Total non-current assets	89,807	96,855
Total assets	$315,916	$297,550

Liabilities and shareholders’ equity
Notes payable to bank	$—	$703
Accounts payable	25,542	24,217
Accrued expenses	32,595	25,629
Customer deposits	26,182	18,215
Accrued income taxes	1,590	1,160
Current portion of long-term debt	—	2,923
Total current liabilities	85,909	72,847

Long-term debt	—	2,970
Pension and postretirement liabilities	56,023	58,840
Deferred income taxes	4,088	3,800
Other liabilities	1,167	3,152
Total non-current liabilities	61,278	68,762
Commitments and contingencies (see Note 10)
Common stock ($0.01 par value, 20,000,000 authorized; shares issued 12,949,525 and 12,903,037)	129	129
Additional paid-in capital	121,925	121,015
Retained earnings	91,709	89,557
Treasury shares (at cost, 6,850 and 9,243)	(71)	(104)
Accumulated other comprehensive loss	(44,963)	(54,656)
Total shareholders’ equity	168,729	155,941
Total liabilities and shareholders’ equity	$315,916	$297,550

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Sales	$84,991	$67,211	$227,745	$205,218
Cost of sales	56,376	44,060	151,114	135,770
Gross profit	28,615	23,151	76,631	69,448

Selling, general and administrative expenses	20,701	19,992	58,804	60,221
Research & development	3,887	3,296	11,222	9,953
Restructuring	789	182	2,767	608
Other expense, net	276	321	468	249
Income (loss) from operations	2,962	(640)	3,370	(1,583)

Interest expense	135	142	346	427
Interest income	(37)	(56)	(116)	(192)
Income (loss) before income taxes	2,864	(726)	3,140	(1,818)
Income tax expense	665	657	466	666
Net Income (loss)	$2,199	$(1,383)	$2,674	$(2,484)

Per share data:
Basic earnings (loss) per share:	$0.17	$(0.11)	$0.21	$(0.19)

Diluted earnings (loss) per share:	$0.17	$(0.11)	$0.21	$(0.19)

Cash dividends declared per share:	$—	$0.02	$0.04	$0.06

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income (loss)	$2,199	$(1,383)	$2,674	$(2,484)
Other comprehensive income (loss):
Foreign currency translation adjustments	266	(368)	9,199	531
Retirement plans related adjustments	1,058	3,031	807	4,333
Unrealized (loss) gain on cash flow hedges	(442)	78	(510)	210
Other comprehensive income (loss) before tax	882	2,741	9,496	5,074
Income tax (benefit) expense	(178)	322	(197)	427
Other comprehensive income (loss), net of tax	1,060	2,419	9,693	4,647
Total comprehensive income (loss)	$3,259	$1,036	$12,367	$2,163

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Operating activities
Net income (loss)	$2,674	$(2,484)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	1,401	—
Depreciation and amortization	6,694	6,095
Debt issuance costs amortization	139	98
Deferred income taxes	(229)	(705)
(Gain) loss on sale of assets	(36)	23
Unrealized foreign currency transaction (gain) loss	(489)	219
Changes in operating assets and liabilities:
Accounts receivable	(2,793)	9,761
Restricted cash	941	(1,313)
Inventories	(4,037)	(9,458)
Other assets	(2,255)	(988)
Accounts payable	172	(586)
Customer deposits	6,928	(1,604)
Accrued expenses	1,747	(3,338)
Accrued pension and postretirement liabilities	131	(65)
Net cash generated from (used in) operating activities	10,988	(4,345)

Investing activities
Capital expenditures	(1,737)	(1,543)
Deposit on assets held for sale	516	—
Proceeds from sales of assets	57	38
Net cash used in investing activities	(1,164)	(1,505)

Financing activities
Proceeds from short-term notes payable to bank	17,960	35,974
Repayments of short-term notes payable to bank	(18,705)	(35,974)
Repayments of long-term debt	(6,090)	(3,186)
Dividends paid	(516)	(792)
Net cash used in financing activities	(7,351)	(3,978)

Effect of exchange rate changes on cash	1,599	(3)
Net increase (decrease) in cash	4,072	(9,831)

Cash and cash equivalents at beginning of period	28,255	32,774

Cash and cash equivalents at end of period	$32,327	$22,943

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2017.

Certain amounts in the September 30, 2016 consolidated financial statements have been reclassified to conform to the current presentation.

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
SEPTEMBER 30, 2017

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	September 30, 2017		December 31, 2016		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$32,327	$32,327	$28,255	$28,255	Level 1
Restricted cash	2,115	2,115	2,923	2,923	Level 1
Foreign currency forward contracts	404	404	308	308	Level 2
Liabilities:
Notes payable to bank	—	—	703	703	Level 2
Variable interest rate debt	—	—	5,986	5,986	Level 2
Foreign currency forward contracts	1,254	1,254	566	566	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of notes payable to bank and variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured using models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of September 30, 2017 and December 31, 2016, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 3.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or net realizable value. Elements of the cost include materials, labor and overhead.

Net inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials and purchased components	$33,286	$33,822
Work-in-process	34,506	31,799
Finished products	46,628	41,397
Inventories, net	$114,420	$107,018

NOTE 4.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other expense, net” when the hedging relationship is deemed to be ineffective. As of September 30, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $33.7 million and $45.5 million, respectively. The Company expects approximately $0.5 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of September 30, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $30.6 million and $35.4 million, respectively. For the three months ended September 30, 2017 and 2016, losses of $0.8 million and gains of $0.5 million, respectively, were recorded related to this type of derivative financial instrument. For the nine months ended September 30, 2017 and 2016, losses of $0.4 million and gains of

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

$0.03 million, respectively, were recorded related to this type of derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other expense, net” line item on the Consolidated Statements of Operations.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency forwards designated as hedges:
Other current assets	$317	$153
Accrued expenses	(903)	(264)
Foreign currency forwards not designated as hedges:
Other current assets	87	155
Accrued expenses	(351)	(302)
Foreign currency forwards, net	$(850)	$(258)

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Land, buildings and improvements	$71,610	$81,311
Machinery, equipment and fixtures	77,035	75,177
Office furniture, equipment and vehicles	23,408	22,471
Construction in progress	379	272
	172,432	179,231
Accumulated depreciation	(121,863)	(122,270)
Property, plant and equipment, net	$50,569	$56,961

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,579	$39,013
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2016	—	6,579	6,579

Goodwill	32,434	6,579	39,013
Currency translation adjustments	—	62	62
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at September 30, 2017	$—	$6,641	$6,641

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

The major components of intangible assets other than goodwill are as follows (in thousands):

	September 30, 2017	December 31, 2016
Gross amortizable intangible assets:
Technical know-how	$12,979	$12,944
Customer lists	9,011	8,981
Land rights	2,608	2,498
Patents, trade names, drawings, and other	4,408	4,356
Total gross amortizable intangible assets	29,006	28,779

Accumulated amortization:
Technical know-how	(7,908)	(7,438)
Customer lists	(2,089)	(1,744)
Land rights	(356)	(304)
Patents, trade names, drawings, and other	(3,630)	(3,490)
Total accumulated amortization	(13,983)	(12,976)
Amortizable intangible assets, net	15,023	15,803

Indefinite lived intangible assets:
Trade names	11,411	10,927

Intangible assets other than goodwill, net	$26,434	$26,730

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$313	$321	$937	$961

NOTE 7.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at the beginning of period	$3,324	$3,824	$3,555	$3,802
Warranties issued	396	568	1,241	1,649
Warranty settlement costs	58	(533)	(794)	(1,680)
Changes in accruals for pre-existing warranties	(324)	(141)	(704)	(77)
Currency translation adjustments	1	14	157	38
Balance at the end of period	$3,455	$3,732	$3,455	$3,732

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

NOTE 8.  RESTRUCTURING CHARGES

In March 2017, management initiated a strategic restructuring program in our MMS segment with the goals of streamlining the Company's cost structure, increasing operational efficiencies and cash generation, and improving shareholder returns. This program consists of rationalizing certain product lines, consolidating certain European manufacturing operations, and selling certain assets. It is projected to be substantially complete by mid-2018 and is expected to generate annual pre-tax savings ranging from approximately $2.0 million to $2.5 million once fully implemented. We expect to incur costs of approximately $4.7 million, of which $1.4 million is a non-cash inventory impairment charge related to the product line rationalization.

As part of the above mentioned program, in September 2017, the Company agreed to sell a manufacturing facility in Biel, Switzerland for $9.8 million, excluding customary closing costs, for which a deposit of $0.5 million was received. The building and the related deposit are included in "Assets Held for Sale" and "Accrued Expenses" in the Consolidated Balance Sheets. The sale is expected to be finalized in the second quarter of 2018.

During September 2017, the Company initiated a strategic global realignment of our selling organization with a focus on unified regional sales channels to improve customer contact and service, a simplified product offering, and the elimination of redundancies. In addition, we have initiated a program to optimize our purchasing and supply chain management practices through consolidation of these teams into a single organization to leverage our global talent and buying power. This program is expected to provide cost savings of approximately $10.0 million per year beyond the March 2017 initiative, of which approximately $5.0 million will be from SG&A, primarily from headcount reductions, and $5.0 million will be from material cost savings. We expect to incur costs of approximately $2.0 million, primarily related to severance, in conjunction with this initiative. These costs will be incurred over the next several quarters.

The combined March 2017 initiative and the September 2017 global strategic program (the combined "Program") is intended to generate annual pre-tax savings ranging from approximately $12.0 million to $12.5 million once fully implemented in the latter part of 2018. The total costs estimates are included in the table below.

Restructuring charges are included in the "Restructuring" line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the three and nine months ended September 30, 2017 and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017 (Cumulative costs recognized to date)
Restructuring:
Employee termination costs	$3,319	$615	$1,008
Inventory Impairment	1,401	—	1,401
Facility related costs	1,373	43	158
Other related costs	561	131	200
Total Restructuring Activity	$6,654	$789	$2,767

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

The amounts accrued associated with the Program are included in "Accrued expenses" and "Inventory" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

Balance at December 31, 2016	$—
Restructuring charges:
Employee termination costs	1,008
Inventory Impairment	1,401
Facility related costs	158
Other related costs	200
Total restructuring charges for the period	2,767

Cash expenditures	(882)
Other adjustments to accrual	—
Foreign currency translation adjustment	131
Balance at September 30, 2017	$2,016

NOTE 9.  INCOME TAXES

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 23.2% and 14.8% for the three and nine months ended September 30, 2017.

The tax years 2014 through 2016 remain open to examination by the U.S. federal taxing authorities. The tax years 2011 through 2016 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands, China and India), the tax years between 2009 and 2016 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At September 30, 2017, a liability of $1.4 million is recorded with respect to uncertain income tax positions, which includes related interest of $0.1 million. If recognized, essentially all of the uncertain tax positions and related interest at September 30, 2017 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these potential settlements is estimated to be up to $1.2 million.

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
SEPTEMBER 30, 2017

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

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRP's submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announced its proposed remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over the Pond. The preferred remedy includes long-term monitoring and institutional controls. After a public comment period, on December 13, 2016, the EPA issued a Certificate of Completion confirming that the RI/FS was complete, confirming that all PRP obligations related to the RI/FS had been performed in accordance with the provisions of the Administrative Settlement Agreement and Order on Consent, and approving the remedy selected in the FS as the final response action for the Pond.

In June 2017, the EPA issued a Special Notice letter to the original PRP’s and two new additional parties (Eaton Corporation and Elmira Water Board) requesting these PRPs to fund, undertake, and complete the remedy for the Pond. Shortly after, the EPA provided a proposed Statement of Work for completion of the remedy (“SOW”) and the EPA agreed to waive the past response costs as defined in the RI/FS Order of Consent in full if the parties could reach a settlement with the EPA by September 30, 2017.

    In September 2017 the nine participating PRPs privately negotiated and finalized an allocation of costs amongst themselves, with 10.75% of the costs being allocated to the Company. Based on the estimated cost of the present remedy of $1.9 million, and with credit for costs previously paid by the Company for the RI/FS, the remaining costs that have been allocated to the Company will not exceed $0.2 million. The Company has the entire amount reserved as of September 30, 2017. This reserve is reported in "Accrued expenses" in the Consolidated Balance Sheets.

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
SEPTEMBER 30, 2017

NOTE 11.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three and nine months ended September 30, 2017 and 2016 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service cost	$493	$566	$3	$3
Interest cost	1,510	1,662	18	19
Expected return on plan assets	(2,143)	(2,305)	—	—
Amortization of prior service credit	(79)	(64)	—	—
Amortization of transition asset	—	(78)	—	—
Amortization of actuarial loss (gain)	943	951	(11)	(14)
Settlement loss (gain)	45	765	—	—
Net periodic cost	$769	$1,497	$10	$8

	Pension Benefits		Postretirement Benefits
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$1,467	$1,695	$9	$9
Interest cost	4,511	5,010	54	57
Expected return on plan assets	(6,379)	(6,942)	—	—
Amortization of prior service credit	(233)	(191)	—	—
Amortization of transition asset	—	(234)	—	—
Amortization of actuarial loss (gain)	2,810	2,850	(33)	(42)
Settlement loss (gain)	75	765	—	—
Net periodic cost	$2,251	$2,953	$30	$24

NOTE 12.  STOCK BASED COMPENSATION

The Company's 2011 Incentive Stock Plan (the "Plan"), as amended on May 6, 2014, permits the grant of several types of incentives, including share options, non-qualified stock options, stock appreciation rights, restricted stock awards/ units (“RSAs”) and performance share incentives (“PSIs”).

Stock Options

There were 255,000 non-qualified stock options granted in the nine months ended September 30, 2017. There are no other vested or unvested stock options outstanding. The fair market value of stock options is estimated using the Black-Scholes valuation model using the following assumptions:

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

Nine Months Ended September 30, 2017
Expected volatility	37.0% - 38.5%
Expected dividend yield	0.0% - 0.66%
Risk free rate	1.32% - 1.97%
Expected term (in years)	6.0 - 6.5
Weighted average grant date fair value	$4.52
Weighted average exercise price	$12.05

Stock options vest over a two or three-year period based on either a service period or a combination of service period and performance measures. Deferred compensation for stock options is amortized on a straight-line basis for stock options which vest over a specified service period, and is recognized ratably for stock options, which also have a performance requirement to the extent that it is probable that the performance target will be met. All stock options granted have a ten-year contractual term.

The aggregate intrinsic value of stock options at September 30, 2017 was $0.8 million, which is calculated as the difference between the stock price as of September 30, 2017 and the exercise price of the option.

Restricted Stock/ Unit Awards ("RSAs")

There were 42,350 RSAs granted during the nine months ended September 30, 2017, and no awards in the same period of 2016. There were 6,850 RSAs forfeited during the nine months ended September 30, 2017. The deferred compensation for RSAs is amortized on a straight-line basis over the specified service period, which ranges from three to four years.

Performance Share Incentives ("PSIs")

There were 42,350 PSIs granted during the nine months ended September 30, 2017, and no awards in the same period of 2016. There were 8,161 PSIs forfeited during the nine months ended September 30, 2017. The deferred compensation with respect to the PSIs is being recognized into earnings based on the passage of time and achievement of performance targets.

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

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock Options	$103	$—	$135	$—
Restricted stock/unit awards (“RSA”)	57	67	164	190
Performance share incentives (“PSI”)	28	—	67	—
Total stock based compensation	$188	$67	$366	$190

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

Unrecognized compensation and the expected weighted-average recognition periods with respect to the outstanding RSAs and PSIs as of September 30, 2017 and December 31, 2016, are as follows:

	September 30, 2017			December 31, 2016
	Stock Options	RSAs	PSIs	Stock Options	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$1,019	$335	$818	$—	$113	$520
Expected weighted-average recognition period for unrecognized compensation cost (in years)	2.44	1.30	1.20	N/A	0.92	0.97

NOTE 13.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months ended September 30, 2017
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$24,228	$(70,188)	$(63)	$(46,023)
Other comprehensive income (loss) before reclassifications	266	160	(84)	342
Less: (Loss) income reclassified from AOCI	—	(898)	358	(540)
Net other comprehensive income (loss)	266	1,058	(442)	882
Income taxes	(259)	147	(66)	(178)
Ending balance, net of tax	$24,753	$(69,277)	$(439)	$(44,963)

	Three Months Ended September 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$21,359	$(67,815)	$(29)	$(46,485)
Other comprehensive (loss) income before reclassifications	(368)	1,471	204	1,307
Less: (loss) income reclassified from AOCI	—	(1,560)	126	(1,434)
Net other comprehensive (loss) income	(368)	3,031	78	2,741
Income taxes	256	53	13	322
Ending balance, net of tax	$20,735	$(64,837)	$36	$(44,066)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

	Nine Months Ended September 30, 2017
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$15,483	$(70,102)	$(37)	$(54,656)
Other comprehensive income (loss) before reclassifications	9,199	(1,812)	(263)	7,124
Less: (loss) income reclassified from AOCI	—	(2,619)	247	(2,372)
Net other comprehensive income (loss)	9,199	807	(510)	9,496
Income taxes	(71)	(18)	(108)	(197)
Ending balance, net of tax	$24,753	$(69,277)	$(439)	$(44,963)

	Nine Months Ended September 30, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive income (loss) before reclassifications	531	1,185	320	2,036
Less: (loss) income reclassified from AOCI	—	(3,148)	110	(3,038)
Net other comprehensive income (loss)	531	4,333	210	5,074
Income taxes	325	70	32	427
Ending balance, net of tax	$20,735	$(64,837)	$36	$(44,066)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

Details about reclassification out of AOCI for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2017	2016	2017	2016
Unrealized gain (loss) on cash flow hedges:
	$342	$39	$222	$62	Sales
	16	87	25	48	Other expense, net
	358	126	247	110	Total before tax
	69	21	60	18	Income taxes
	$427	$147	$307	$128	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$79	$64	$233	$191	(a)
Amortization of transition asset	—	78	—	234	(a)
Amortization of actuarial loss	(932)	(937)	(2,777)	(2,808)	(a)
Settlement loss	(45)	(765)	(75)	(765)	(a)
	(898)	(1,560)	(2,619)	(3,148)	Total before tax
	100	228	284	396	Income taxes
	$(798)	$(1,332)	$(2,335)	$(2,752)	Net of tax

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

NOTE 14.  EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. In periods of earnings, the weighted average number of shares used in the diluted calculation includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator for basic and diluted loss per share:
Net earnings (loss) applicable to common shareholders	$2,199	$(1,383)	$2,674	$(2,484)

Denominator for basic and diluted loss per share:
Denominator for basic and diluted loss per share — weighted average shares	12,907	12,835	12,894	12,815
Assumed exercise of stock options	21	—	7	—
Assumed satisfaction of restricted stock conditions	56	—	43	—
Denominator for diluted earnings per share — adjusted weighted average shares	12,984	12,835	12,944	12,815

Common stock equivalents of certain stock-based awards totaling 221,076 and 99,384 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, as they were anti-dilutive. There is no dilutive effect of the restricted stock and stock options for the three and nine months ended

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

September 30, 2016 due to the net loss in these periods. There would have been 90,405 and 93,245 of these shares included in the diluted calculation for the three and nine months ended September 30, 2016, respectively, had there been earnings in this period.

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

	Three Months ended September 30, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$67,994	$17,142	$(145)	$84,991
Depreciation and amortization	1,438	478		1,916
Segment income	1,546	3,406		4,952
Capital expenditures	657	112		769

	Three Months Ended September 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$52,089	$15,270	$(148)	$67,211
Depreciation and amortization	1,433	498		1,931
Segment income	(984)	1,847		863
Capital expenditures	433	118		551

	Nine Months Ended September 30, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$178,842	$49,303	$(400)	$227,745
Depreciation and amortization	4,267	1,481	0	5,748
Segment (loss) income	805	8,437		9,242
Capital expenditures	1,425	312		1,737
Segment assets(1)	232,767	46,527		279,294

	Nine Months Ended September 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$158,718	$46,773	$(273)	$205,218
Depreciation and amortization	4,353	1,562		5,915
Segment (loss) income	(1,864)	5,342		3,478
Capital expenditures	1,119	424		1,543
Segment assets(1)	226,618	48,341		274,959
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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
SEPTEMBER 30, 2017

A reconciliation of segment income to consolidated income (loss) before income taxes for the three and nine months ended September 30, 2017 and 2016 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment income	$4,952	$863	$9,242	$3,478
Unallocated corporate expense	(1,990)	(1,503)	(5,872)	(5,061)
Interest expense, net	(98)	(86)	(230)	(235)
Income (loss) before income taxes	$2,864	$(726)	$3,140	$(1,818)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	September 30, 2017	December 31, 2016
Total segment assets	$279,294	$265,279
Unallocated assets	36,622	32,271
Total assets	$315,916	$297,550

Unallocated assets include cash of $32.3 million and $28.3 million at September 30, 2017 and December 31, 2016, respectively.

NOTE 16.  NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. Between August 2015 and May 2016, the FASB issued four additional updates to 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, and 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients to provide further guidance and clarification in accounting for revenue arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, and all annual and interim periods thereafter. In the first quarter 2017 the Company developed a project plan and timeline to complete a diagnostic assessment to begin developing solutions. This assessment has progressed and has included an initial training of key personnel, sampling of contracts, and revenue stream evaluation. The Company expects to implement and test any changes in policy, processes, systems and internal controls and compute required transition adjustments and disclosures. The Company expects to adopt the standard on a modified retrospective basis in 2018. We do not expect the adoption of this standard to have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which establishes a comprehensive new lease accounting model. This update clarifies the definition of a lease, requires a dual approach to lease classification similar to current lease classifications, and requires lessees to recognize leases on the balance sheet as a lease liability with a corresponding right-of-use asset for leases with a lease-term of more than twelve months. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within the fiscal year, and requires modified retrospective application. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the financial statements.

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

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical and horizontal machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 68% of our 2016 sales were to customers outside of North America, 71% of our 2016 products sold were manufactured outside of North America, and 68% of our employees as of December 31, 2016 were employed outside of North America. In the nine months of 2017, approximately 69% of our sales were to customers outside of North America, 72% of our products sold were manufactured outside of North America, and, as of September 30, 2017, 68% of our employees were outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 33% of overall sales through the third quarter of 2017 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

Foreign currency exchange rate changes can significantly affect reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now largely manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan, which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling (“GBP”), Chinese Yuan (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”). Under U.S. generally accepted accounting principles, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

For the three and nine months ended September 30, 2017, foreign currency fluctuations resulted in favorable currency translation impact of approximately $0.8 million and unfavorable $2.3 million, respectively, on sales when compared to the same periods in 2016.

Results of Operations

Presented below is summarized selected financial data for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		$ Change	% Change	Nine Months Ended September 30,		$ Change	% Change
	2017	2016			2017	2016
Sales	$84,991	$67,211	$17,780	26%	$227,745	$205,218	$22,527	11%
Gross profit	28,615	23,151	5,464	24%	76,631	69,448	7,183	10%
% of sales	33.7%	34.4%	(0.7)	pts.	33.6%	33.8%	(0.2)	pts.
Selling, general and administrative expenses	20,701	19,992	709	4%	58,804	60,221	(1,417)	(2)%
% of sales	24.4%	29.7%	(5.3)	pts.	25.8%	29.3%	(3.5)	pts.
Research & development	3,887	3,296	591	18%	11,222	9,953	1,269	13%
Restructuring	789	182	607	334%	2,767	608	2,159	355%
Other expense, net	276	321	(45)	(14)%	468	249	219	88%
Income (loss) from operations	2,962	(640)	3,602	563%	3,370	(1,583)	4,953	313%
% of sales	3.5%	(1.0)%	4.5	pts.	1.5%	(0.8)%	2.3	pts.
Interest expense, net	98	86	12	14%	230	235	(5)	(2)%
Income (loss) before income taxes	2,864	(726)	3,590	494%	3,140	(1,818)	4,958	273%
Income tax expense	665	657	8	1%	466	666	(200)	(30)%
Net income (loss)	$2,199	$(1,383)	$3,582	259%	$2,674	$(2,484)	$5,158	208%
% of sales	2.6%	(2.1)%	4.7	pts.	1.2%	(1.2)%	2.4	pts.

Sales.  The table below summarizes sales by each corresponding geographical region for the three and nine months ended September 30, 2017 compared to the same period in 2016 (in thousands):

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2017	2016	Change	Change	2017	2016	Change	Change
Sales to customers in:
North America	$27,465	$24,780	$2,685	11%	$71,268	$62,924	$8,344	13%
Europe	22,437	18,271	4,166	23%	62,379	64,355	(1,976)	(3)%
Asia and other	35,089	24,160	10,929	45%	94,098	77,939	16,159	21%
Total	$84,991	$67,211	$17,780	26%	$227,745	$205,218	$22,527	11%

Sales for the three months ended September 30, 2017 were $85.0 million, an increase of $17.8 million, or 26%, compared to the same period in 2016. The increase in sales was driven by higher demand in all regions. Sales for the three months ended September 30,

2017 also included favorable foreign currency translation of $0.8 million. Excluding the translation impact, the increase in sales would have been 25%.

Sales for the nine months ended September 30, 2017 were $227.7 million, an increase of $22.5 million, or 11%, compared to the same period in 2016. The increase in sales was driven by increases in Asia and North America machine sales, partially offset by decreases in machine sales in Europe and an unfavorable foreign currency translation of approximately $2.3 million. Excluding the translation impact, the increase in sales would have been 12%.

North America sales were $27.5 million and $71.3 million during the three and nine months ended September 30, 2017, respectively, an increase of $2.7 million, or 11%, and $8.3 million, or 13%, when compared to the same periods in 2016.

Europe sales were $22.4 million and $62.4 million during the three and nine months ended September 30, 2017, respectively. Sales for the three months ended September 30, 2017 increased $4.2 million, or 23%, compared to the prior year period. Sales for the nine month period ended September 30, 2017 decreased by $2.0 million, or 3%, due to first quarter weakness in the European industrial markets. Sales for the three and nine months ended September 30, 2017 had favorable foreign currency translation of approximately $0.5 million and unfavorable of $0.6 million, respectively.

Asia and other sales were $35.1 million and $94.1 million during the three and nine months ended September 30, 2017, respectively, an increase of $10.9 million, or 45%, and $16.2 million, or 21%, when compared to the same periods in 2016. The sales increases over prior year in both three and nine month comparative periods were due to a significant increase in machine sales in China and other parts of Asia, which was partially offset in the nine month period by unfavorable foreign currency translation of approximately $1.6 million. Foreign currency translation did not have a material incremental effect on sales in Asia during the three months ended September 30, 2017.

Sales of machines accounted for approximately 69% and 67% of the consolidated sales for the three and nine months ended September 30, 2017 and 65% for the both the three and nine months ended September 30, 2016. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for approximately 31% and 33% of the consolidated sales for the three and nine months ended September 30, 2017 and 35% for both the three and nine months ended September 30, 2016.

Gross Profit.  Gross profit was $28.6 million, or 34% of sales, for the three months ended September 30, 2017, compared to $23.2 million, or 34% of sales for the same period in 2016 as unfavorable mix and lower absorption on machines were offset by strong workholding margins. The increase in gross profit was attributable to higher sales volume for the three months ended September 30, 2017 as compared to the same period in 2016.

Gross profit was $76.6 million, or 34% of sales, for the nine months ended September 30, 2017, compared to $69.4 million, or 34% of sales, for the same period in 2016 as unfavorable mix and lower absorption on machines were offset by strong workholding margins, including a $0.6 million improvement due to incremental savings generated by the restructuring program initiated in late 2015. The increase in gross profit was attributable to higher sales volume for the nine months ended September 30, 2017 as compared to the same period in 2016.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $20.7 million, or 24% of sales, for the three months ended September 30, 2017, an increase of $0.7 million, or 4%, compared to $20.0 million, or 30% of sales, for the three months ended September 30, 2016. We incurred $1.1 million of unusual charges in the prior-year quarter related to severance and a pension obligation settlement. Without the impact of these unusual costs, SG&A would have increased by $1.7 million in the current quarter compared to the prior-year quarter. The increase was due to higher commissions of $0.8 million related to increased volume and higher incentive based compensation of $0.9 million from stronger financial results.

SG&A expenses were $58.8 million, or 26% of sales, for the nine months ended September 30, 2017, compared to $60.2 million, or 29% of sales, for the nine months ended September 30, 2016. We incurred $1.4 million of unusual charges in the current period related to strategic initiatives, executive search and severance charges, and $2.3 million of unusual charges in the prior-year period primarily associated with strategic review, severance charges and a pension obligation settlement. Without the impact of these unusual costs, SG&A would have decreased by $0.6 million in the current period compared to the prior-year period. The decrease was due to lower sales and marketing expenses of $1.9 million, partially offset by increased incentive based compensation of $1.0 million.

Restructuring. Restructuring expenses were $0.8 million and $2.8 million for the three and nine months ended September 30, 2017, respectively. In March 2017, management initiated a strategic restructuring program in our MMS segment. We expect to realize approximately $2.0 to $2.5 million of annual cost savings related to this program. In addition, we have recently expanded our restructuring efforts in order to improve earnings by optimizing our footprint and improving operational efficiencies to reduce our cost structure and reduce annual costs by an additional $10 million. Both of these initiatives are expected to be substantially completed in 2018. For further information regarding restructuring activities, refer to Note 8. "Restructuring Charges" to the unaudited Consolidated Financial Statements in the quarterly report.

Restructuring expense in 2016 were related to the 2015 restructuring program and were $0.2 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

Research and Development Expenses.  Research and Development ("R&D") expenses were $3.9 million, or 5% of sales, for the three months ended September 30, 2017, compared to $3.3 million, or 5% of sales, for the three months ended September 30, 2016. R&D expenses were $11.2 million, or 5% of sales, for the nine months ended September 30, 2017, compared to $10.0 million, or 5% of sales, for the nine months ended September 30, 2016.

Income (Loss) Before Income Taxes.  As a result of the foregoing, income before income taxes was $2.9 million for the three months ended September 30, 2017, compared to loss before income taxes of $0.7 million for the same period in 2016. For the nine months ended September 30, 2017, income before income taxes was $3.1 million compared to loss before income taxes of $1.8 million for the same period in 2016.

Income Taxes.  The income tax provision was an expense of $0.7 million and $0.5 million for the three and nine months ended September 30, 2017, compared to an income tax provision expense of $0.7 million for both the three and nine month periods in 2016. The effective tax rate was 23.2% and 14.8% for the three and nine months ended September 30, 2017, respectively, compared to (90.5)% and (36.6)% for the same periods in 2016. The effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

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

Net Income (Loss).  As a result of the foregoing, net income for the three months ended September 30, 2017 was $2.2 million, or 3% of sales, compared to a net loss of $1.4 million, or 2.1% of sales, for the same period in 2016. Net income for the nine months ended September 30, 2017 was $2.7 million, or 1.2% of sales, compared to net loss of $2.5 million, or 1.2% of sales, for the same period in 2016. Both basic and diluted income (loss) per share for the three and nine months ended September 30, 2017 were $0.17 and $0.21, compared to $(0.11) and $(0.19) for the same periods in 2016.

Business Segment Information — Comparison of the three and nine months ended September 30, 2017 and 2016

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales	$67,994	$52,089	$15,905	31%	$178,842	$158,718	$20,124	13%
Segment income (loss)	1,546	(984)	2,530	257%	805	(1,864)	2,669	143%

MMS sales were $68.0 million for the three months ended September 30, 2017, an increase of $15.9 million, or 31% when compared to the corresponding period in 2016. The increase was driven by sales in Asia and Europe, with sales in North America up slightly, and a favorable foreign currency translation of approximately $0.6 million. For the nine months ended September 30, 2017, MMS sales were $178.8 million, an increase of $20.1 million, or 13%, when compared to the same period in 2016. The increase was driven by sales in Asia, and to a lesser extent North America, and partially offset by a decrease in sales in Europe, and unfavorable foreign currency translation of approximately $2.3 million.

Segment income for the three months ended September 30, 2017 was $1.5 million, an increase of $2.5 million. The increase is due to increased profit related to increased sales volume, and partially offset by restructuring charges of $0.8 million.

For the nine months ended September 30, 2017, segment income was $0.8 million, an improvement of $2.7 million, or 143%, when compared to the segment loss of $1.9 million in the same period of 2016. The volume related increases in gross profit and lower agent commissions due to changes in channel mix were partially offset by increased restructuring charges of $2.8 million.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Sales	$17,142	$15,270	$1,872	12%	$49,303	$46,773	$2,530	5%
Segment income	3,406	1,847	1,559	84%	8,437	5,342	3,095	58%

ATA sales for the three months ended September 30, 2017 were $17.1 million, an increase of $1.9 million, or 12%, when compared to the corresponding period in 2016. An increase in North America was partially offset by a small decrease in Europe. ATA sales for the nine months ended September 30, 2017 were $49.3 million, an increase of $2.5 million, or 5%, when compared to the corresponding period in 2016. The increase was largely driven by North America with a small increase in Europe.

Segment income for the three months ended September 30, 2017 was $3.4 million, a $1.6 million, or 84% increase from the prior year due to reduced manufacturing costs and operating expenses. Segment income for the nine months ended September 30, 2017 was $8.4 million, a $3.1 million, or 58%, increase from the prior year. ATA experienced higher volumes, reduced manufacturing costs, lower restructuring charges of $0.6 million and incremental restructuring savings of $0.5 million compared to the prior-year period.

Segment Summary For the Three and Nine Months Ended September 30, 2017 and 2016 (in thousands):

	Three Months ended September 30, 2017				Three Months Ended September 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$67,994	$17,142	$(145)	$84,991	$52,089	$15,270	$(148)	$67,211
Segment income	1,546	3,406		4,952	(984)	1,847		863
Unallocated corporate expense				(1,990)				(1,503)
Interest expense, net				(98)				(86)
Other unallocated expense				—				—
Income before income taxes				$2,864				$(726)

	Nine Months Ended September 30, 2017				Nine Months Ended September 30, 2016
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$178,842	$49,303	$(400)	$227,745	$158,718	$46,773	$(273)	$205,218
Segment (loss) income	805	8,437		9,242	(1,864)	5,342		3,478
Unallocated corporate expense				(5,872)				(5,061)
Interest expense, net				(230)				(235)
Other unallocated expense				—				—
(Loss) income before income taxes				$3,140				$(1,818)

Summary of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in) operating activities	$10,988	$(4,345)
Net cash used in investing activities	$(1,164)	$(1,505)
Net cash used in financing activities	$(7,351)	$(3,978)

During the nine months ended September 30, 2017, we generated $11.0 million net cash from operating activities. The net cash generated was the result of positive operating results and improvements in net working capital. In the first nine months of 2017, cash was provided by net income of $2.7 million, non-cash adjustments of $6.7 million for depreciation and amortization and $1.4 million for inventory impairment, and total changes in operating assets and liabilities of $0.8 million. The prior year cash used in operating activities of $4.3 million was the result of a net loss of $2.5 million and total changes in operating assets and liabilities using cash of $7.6 million, partially offset by sources from non-cash adjustments of $6.1 million for depreciation and amortization.

Net cash used in investing activities was $1.2 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively. The primary use of cash was for capital expenditures during these periods, which were made mainly for maintenance capital purchases. In the nine months ended September 30, 2017 cash used was partially offset by the receipt of $0.5 million in deposit proceeds for a building which we have agreed to sell, which is expected to close in the second quarter of 2018.

Net cash flow used in financing activities was $7.4 million for the nine months ended September 30, 2017. Cash used was primarily attributable to $6.1 million of payments on long-term debt which we paid off early, $0.7 million of net payments on short term borrowings and year-to-date dividends paid of $0.5 million.

Net cash flow used in financing activities was $4.0 million for the nine months ended September 30, 2016. Cash used for financing activities was primarily driven by $3.2 million of payments on long-term debt due to normal scheduled payment activity and year-to-date dividends paid of $0.8 million.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of credit facilities and lines of credit. The credit facilities allow us to borrow up to $74.8 million at September 30, 2017 and $74.7 million at December 31, 2016, of which $54.3 million and $53.0 million, respectively, can be borrowed for working capital needs. As of September 30, 2017 and December 31, 2016, $67.3 million and $67.1 million was available for borrowing under these respective arrangements, of which $53.9 million and $51.9 million, respectively, was available for working capital needs. In the third quarter of 2017 we paid the remaining balance of our long term debt and at September 30, 2017 we had no outstanding borrowings under any of our revolving credit facilities. At December 31, 2016 we had total consolidated borrowings outstanding of $6.0 million and we had borrowings under revolving credit facilities of $0.7 million.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of September 30, 2017, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before non-cash charges and change in working capital needs. During the nine months ended September 30, 2017, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

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

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Accordingly, there can be no assurance that our expectations will be realized. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the Company’s ability to control, and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the Company’s entry into new product and geographic markets, the Company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies, our expectations and estimates relating to restructuring charges and operational savings from the Company's strategic restructuring program and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first nine months of 2017. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2016 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2017, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 10. "Commitments and Contingencies" to the unaudited Consolidated Financial Statements included in this quarterly report.

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

10.1
Non-qualified Option Agreement dated as of July 31, 2017, between Hardinge Inc. and Douglas J. Malone (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on August 3, 2017).

10.2
Non-qualified Option Agreement dated as of July 31, 2017, between Hardinge Inc. and Douglas J. Malone (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed with the Commission on August 3, 2017).

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

HARDINGE INC.
Registrant

November 9, 2017	By:	/s/ Charles P. Dougherty
Date		Charles P. Dougherty
President and Chief Executive Officer
(Principal Executive Officer)

November 9, 2017	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)