Form 10-K
period 2017-12-31
HARDINGE INC
filed 2018-03-09
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐Yes  ☒No
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was $141.6 million, based on the closing price of common stock on the NASDAQ Global Select Market on June 30, 2017.
As of March 6, 2018 there were 12,966,148 shares of common stock of the registrant outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE
None.

HARDINGE INC. AND SUBSIDIARIES

PART I

Item 1. Business.

General

Hardinge Inc. is a New York corporation that was incorporated in 1995. Hardinge Inc.'s principal executive office is located within Chemung County at One Hardinge Drive, Elmira, New York 14903-1946. Unless otherwise mentioned or unless the context requires otherwise, all references to "Hardinge," "we," "us," "our," "the Company," or similar references mean Hardinge Inc. and its subsidiaries.

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

On February 12, 2018, Hardinge announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hardinge Holdings, LLC, a Delaware limited liability company (“Parent”), and Hardinge Merger Sub, Inc., a New York corporation (“Acquisition Sub”), which are affiliates of Privet Fund LP and Privet Fund Management LLC (collectively, “Privet”). Pursuant to the Merger Agreement, Parent has agreed to acquire the shares of Hardinge that Privet does not beneficially own in an all-cash merger transaction (the “Merger”) for $18.50 per share valued at approximately $245.0 million, subject to approval of Hardinge shareholders and other customary closing conditions.

We are a global designer, manufacturer, and distributor of machine tools, specializing in precision computer numerically controlled metalcutting machines and workholding technology solutions. The Company has the following direct and indirect wholly owned subsidiaries:

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

We have manufacturing facilities located in China, Switzerland, Taiwan, Germany, France, India, the United Kingdom ("U.K."), and the United States ("U.S."). We manufacture the majority of the products we sell.

Products

We supply high precision computer controlled metalcutting turning machines, grinding machines, machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability, and value.

Segments

The Company has two unique business segments: Metalcutting Machine Solutions ("MMS") and Aftermarket Tooling and Accessories ("ATA"). For further information regarding financial information about our segments and geographic areas, refer to Note 17. "Segment Information" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Metalcutting Machine Solutions (MMS)

This segment includes operations related to grinding, turning, and milling machines, as discussed below, and related repair parts and services. The products are considered to be capital goods with sales prices ranging from approximately thirty thousand dollars for some standard products to approximately two million dollars for specialized grinding machines or turnkey systems that are designed and built for specific customer needs. Sales are subject to economic cycles and, because they are often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles, as customers are looking for productivity improvements or they have new products that require new machining capabilities.

We have been a manufacturer of industrial-use high precision and general precision turning machine tools since 1890. Turning machines, or lathes, are power-driven machines used to remove material from either bar stock or a rough-formed part by moving multiple cutting tools against the surface of a part rotating at very high speeds in a spindle mechanism. The multi-directional movement of the cutting tools allows the part to be shaped to the desired dimensions. On parts produced by our machines, those dimensions are often measured in millionths of an inch. We consider Hardinge to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to very tight tolerances.

Grinding is a machining process in which a part's surface is shaped to tight tolerances with a rotating abrasive wheel or tool. Grinding machines can be used to finish parts of various shapes and sizes. The grinding machines of our Kellenberger subsidiary are used to grind the inside and outside diameters of cylindrical parts. Such grinding machines are typically used to provide a more exact finish on a part that has been partially completed on a lathe. The Kellenberger grinding machines are generally purchased by the same type of customers as other Hardinge equipment and further our ability to be a primary source for our customers.

Our Kellenberger precision grinding technology is complemented by our Hauser, Tschudin, Voumard, and Usach grinding brands. Hauser machines are jig grinders used to make demanding contour components, primarily for tool and mold-making applications. Tschudin product technology is focused on the specialized grinding of cylindrical parts when the customer requires high volume production. Our Tschudin machines are generally equipped with automatic loading and unloading mechanisms for the part being machined. These loading and unloading mechanisms significantly reduce machine operator involvement in the production process. Voumard machines are high quality internal diameter cylindrical grinding systems used in production and job shop environments. Usach builds special purpose machines for internal diameter, outer diameter, and multiple grinding processes mix of internal diameter and outer diameter. Usach typically sells the machines as a turnkey system with integrated automation and value added processes such as probe and measuring.

Milling machines (also known as machining centers) are designed to remove material from stationary, prismatic, or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming, and routing. Machining centers have mechanisms that automatically change tools based on commands from an integrated computer control without the assistance of an operator. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. We supply a broad line of machining centers under our Bridgeport brand name addressing a range of sizes, speeds, and powers.

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

The introduction of new machines are critical to our growth plans. We gain access to new machine offerings through internal product development, acquisitions, joint ventures, license agreements, and partnerships. Products are introduced each year to broaden our product offering, to take advantage of new technologies available to us, and to replace older models nearing the end of their respective product life cycles. These technologies generally allow our machines to run at higher speeds and with more power, thus increasing their efficiency. Customers routinely replace old machines with newer machines that can produce parts faster and with less time to set up the machine when converting from one type of part to another. Generally, our machines can be used to produce parts from all of the standard ferrous and non-ferrous metals, as well as plastics, composites, and exotic materials.

We focus on products and solutions for companies making parts from hard to machine materials with tough to sustain, tight tolerances and difficult to attain surface finishes that may be hard to achieve with competitor machines. We believe that with our high precision and super precision lathes, our grinding machines, and our rugged machining centers, combined with our accessory products and our technical expertise, we are uniquely qualified to be the supplier of choice for customers manufacturing products to demanding specifications.

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

The sale of repair parts is important to our business. Certain parts on machines may need to be replaced due to normal wear over many operating cycles or improper operation of the machine. Customers will buy parts from us throughout the life of the machine, which typically extends over many years. There are thousands of machines in operation in the world for which we provide those repair parts and in many cases the parts are available exclusively from us.

We offer various warranties on our equipment and consider post-sale support to be a critical element of our business. Warranties on machines typically extend for twelve months after purchase. Services provided include operation and maintenance training, in-field maintenance, and in-field repair. We offer these post-sales support services on a paid basis throughout the life of the machine. In territories covered by distributors, this support and service is offered through the distributor.

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

We offer an extensive line of workholding and toolholding solutions that are available in thousands of shapes and sizes to meet unique customer application needs. These solutions can be used on virtually all types and brands of metalcutting machines, as well as non-traditional uses in many industrial applications. The Company continues to explore opportunities to expand this business organically and through acquisitions.

Sales, Markets and Distribution

We sell our products in most of the industrialized countries of the world through a combination of direct sales, distributors, agents, and manufacturers' representatives. Generally, our distributors have an exclusive right to sell our products in a defined geographic area. Our distributors operate as independent businesses and purchase products from us at discounted prices for their customers, while agents and representatives sell products on our behalf and receive commissions on sales. Our discount schedule is adjusted to reflect the level of pre and post-sales support offered by our distributors. Our direct sales personnel earn a fixed salary plus commission. Sales through distributors are made only on standard commercial open account terms or through letters of credit. Distributors generally take title to products upon shipment from our facilities and do not have any special return privileges.

 Our standard ATA products are sold through direct sales, distribution, and via our web site at www.shophardinge.com. Custom or special solutions are sold through direct sales and agents. In most cases, we are able to package and ship in-stock tooling, accessories, and repair parts within 24 hours of receiving orders. We can package and ship items with heavy demand within a few hours.

We promote our products through advertising in trade publications, web presences, email newsletters, and participation in industry trade shows. In addition, we market our non-machine products and capabilities through the publication of general catalogs and other targeted catalogs, which we distribute to existing and prospective customers. We have a presence on the internet at www.hardinge.com and www.forkardt.com, where customers can obtain information about our products and place orders for accessories, tooling, knee mill products, and repair parts.

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

No single customer or related group of customers accounted for more than 5% of our consolidated sales in 2017 or 2016. While valuing our relationship with each customer, we do not believe that the loss of any single customer, or any few customers, would have an adverse material effect on our business. Order backlog was $130.6 million and $117.0 million at December 31, 2017 and 2016, respectively.

Competitive Conditions

In our industry, the barriers to entry for competition vary based on the level of product performance required. For the products with the highest performance in terms of accuracy and productivity, the barriers are generally technical in nature. For basic products, the barriers are tied to product availability, competitive price position, and an effective distribution model that offers the pre and post-sales support required by customers. Another significant barrier in the global machine tool industry is the high level of working capital that is required to operate the business.

We compete in various sectors of the machine tool market within the products of turning, milling, grinding, tooling, and accessories. We compete with multiple companies in each market sector we serve. The primary competitive factors in the marketplace for our machine tools are technical performance, reliability, price, delivery time, and service. Our management considers our segment of the industry to be extremely competitive. There are many manufacturers of machine tools in the world. They can be categorized by the size of material their products can machine and the precision level their products can achieve. For our high precision, multi-tasking turning and milling equipment, competition comes primarily from companies such as DMG Mori Seiki, Mazak, and Okuma. Competition in our more standard turning and milling equipment comes, in part, from those companies as well as Doosan, which is based in South Korea, and Haas, which is based in the U.S., as well as many Taiwanese companies. Our internal and outer diameter cylindrical grinding machines compete primarily with products manufactured by United Grinding Group, a Swiss company, as well as Toyoda and Shigiya, which are based in Japan. Our Hauser jig grinding machines compete primarily with products manufactured by Moore Tool, which is based in the U.S., and some Japanese suppliers. Our surface grinding machines compete with products manufactured by Okamoto in Japan and Chevalier in Taiwan. Our ATA products compete with many products manufactured by a variety of small companies.

The overall number of our competitors providing product solutions serving our target markets may increase. Also, the overall composition of companies with which we compete may change as we broaden our product offerings and the geographic markets we serve. As we expand into new market areas, we will face competition not only from our existing competitors but from other competitors as well, including existing companies with strong technological, marketing, and sales positions in those markets. In addition, several of our competitors may have greater resources, including financial, technical, and engineering resources, than we do.

Sources and Availability of Components

Our machines within the MMS segment are produced around the world. We produce certain of our lathes, knee mills, and related products at our Elmira, New York plant. The Kellenberger and Voumard grinding machines and related products are manufactured at our St. Gallen, Switzerland plant and Hauser and Tschudin products are produced at our Biel, Switzerland facility. The Jones & Shipman grinding machines are currently manufactured at our Leicester, England plant. The Usach grinding machines are manufactured at our Elgin, Illinois plant. We produce machining centers and lathes at our Hardinge Taiwan facility in Nan Tou, Taiwan and our Hardinge Precision Machinery (Jiaxing) Company, Ltd. facility in Jiaxing, China. The Company's Forkardt and Hardinge branded ATA segment products and solutions are engineered and produced in our plants located in Traverse City, Michigan, Elmira, New York, Reutlingen, Germany, Noisy le Sec, France, Hyderabad, India and Shanghai, China. We manufacture products from various raw materials, including cast iron, sheet metal, and bar steel. We purchase a number of components, sub-assemblies, and assemblies from outside suppliers, including the computer and electronic components for our computer controlled lathes, grinding machines, and machining centers. There are multiple suppliers for virtually all of our raw material, components, sub-assemblies, and assemblies and, historically, we have not experienced a serious supply interruption. However, in 2011, because of the increase in demand driven by early 2011 worldwide order activity, producers of bearings, ball screws, and linear guides had difficulty meeting the rise in demand. Similar demand increase in the future could impact our production schedules.

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

Research and Development

Our ongoing research and development program involves creating new products, modifying existing products to meet specific customer needs, and redesigning existing products, both to add new functionality and to reduce the cost of manufacturing. Our research and development departments throughout the world are staffed with experienced design engineers with varying levels of education, ranging from technical training to doctoral degrees.

The worldwide cost of research and development, all of which has been charged to operating expense, amounted to $14.5 million, $13.5 million and $14.1 million, in 2017, 2016 and 2015, respectively.

Patents

Although we hold several patents with respect to certain of our products, we do not believe that our business is dependent to any material extent upon any single patent or group of patents.

Seasonal Trends and Working Capital Requirements

Hardinge's business and that of the machine tool industry in general, is cyclical. It is not subject to significant seasonal trends. However, our quarterly results are subject to fluctuation based on the timing of our shipments of machines, which are largely dependent upon customer delivery requirements. Given that a large percentage of our sales are from Asia, the impact of plant shutdowns in that region by us and our customers due to the celebration of the Lunar New Year holiday may impact the first quarter sales, income from operations, and net income, and result in the first quarter being the lowest quarter of the year.

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

We deliver many of our machine products within one to two months after the order. Some orders, especially multiple machine orders, are delivered on a turnkey basis with the machine or group of machines configured to make certain parts for the customer. This type of order often includes the addition of material handling equipment, tooling, and specific programming. In those cases, the customer usually observes and inspects the parts being made on the machine at our facility before shipment so the timing of the sale is dependent upon the customer's schedule and acceptance. Lead times for these types of orders, especially grinding machines, can range from six to eight months. Therefore, sales from quarter-to-quarter can vary depending upon the timing of customers' acceptances and the significance of those orders.

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

Environmental Matters

Our operations are subject to extensive federal, state, local, and foreign laws and regulations relating to environmental matters. Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Hazardous substances and adverse environmental effects have been identified with respect to real property we own and on adjacent parcels of real property.

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

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012, the PRP's submitted a Remedial Investigation ("RI") to respond to EPA issues raised in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study ("FS"), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announced its proposed remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over the Pond. The preferred remedy includes long-term monitoring and institutional controls. After a public comment period, on December 13, 2016, the EPA issued a Certificate of Completion confirming that the RI/FS was complete, confirming that all PRP obligations related to the

RI/FS had been performed in accordance with the provisions of the Administrative Settlement Agreement and Order on Consent, and approving the remedy selected in the FS as the final response action for the Pond.

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

    In September 2017, the nine participating PRPs privately negotiated and finalized an allocation of costs amongst themselves, with 10.75% of the costs being allocated to the Company. Based on the estimated cost of the present remedy of $1.9 million, and with credit for costs previously paid by the Company for the RI/FS, the remaining costs that have been allocated to the Company will not exceed $0.2 million. The Company has the entire amount reserved as of December 31, 2017. This reserve is reported in Accrued expenses in the Consolidated Balance Sheets.

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

Employees

As of December 31, 2017, Hardinge Inc. employed 1,384 persons, 440 of whom were located in the United States. Management believes that relations with our employees are good.

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

Risks Relating to the Pending Merger

On February 12, 2018, Hardinge announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hardinge Holdings, LLC, a Delaware limited liability company (“Parent”), and Hardinge Merger Sub, Inc., a New York corporation (“Acquisition Sub”), which are affiliates of Privet Fund LP and Privet Fund Management LLC (collectively, “Privet”). Pursuant to the Merger Agreement, Parent has agreed to acquire the shares of Hardinge that Privet does not beneficially own in an all-cash merger transaction (the “Merger”) for $18.50 per share valued at approximately $245.0 million, subject to approval of Hardinge shareholders and other customary closing conditions.
Our businesses may be subject to uncertainties and other operating restrictions until completion of the Merger.

In connection with the Merger, our business may experience disruptions as customers, suppliers, and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with other parties. Additionally, we have agreed to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Merger, which could adversely impact our financial condition, results of operations, or cash flows.

We may have difficulty attracting, motivating and retaining key employees during the pendency of the Merger.

In connection with the pending Merger, current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of the uncertainty or potential difficulty of integration or a desire not to remain with the combined company following the Merger.

One of the conditions to completion of the Merger is the absence of any injunctions or laws that prevents, makes illegal, or prohibits the closing of the Merger. Accordingly, if a plaintiff is successful in obtaining a judgment prohibiting completion of the Merger, then such judgment may prevent the Merger from being completed, or from being completed within the expected time frame.

Although we currently expect the Merger to be completed during the second quarter of 2018, the expected timing for completion of the Merger could change.

We currently expect that the Merger be completed during the second quarter of 2018. However, the completion of the Merger remains subject to a number of conditions, including receipt of required approvals and the absence of any law, judgment or injunction prohibiting the consummation of the Merger. While we believe we will receive the requisite approvals, there can be no assurance that these and other conditions to closing will be satisfied on the proposed terms and schedules as contemplated by the parties or at all. These and other conditions to the completion of the Merger may delay or preclude our ability to consummate the Merger. As a result, the Merger may not be completed until after that time, or at all, and the effect of the risks and constraints relating to the pending Merger (including those discussed in this section “Risk Factors-Risks Relating to the Pending Merger”) may be increased if the timing for the completion of the Merger is extended or becomes more uncertain.

If the Merger is not completed, the Company will have incurred substantial costs that may adversely affect the Company’s financial results and operations

The Company has incurred and will continue to incur substantial costs in connection with the Merger. These costs are primarily associated with the fees of attorneys, accountants, and financial advisors. In addition, the Company has diverted significant management resources in an effort to complete the Merger and continues to do so. The Company is also subject to restrictions contained in the Merger Agreement on the conduct of the Company’s business during the pendency of the Merger. If the Merger is not completed, the Company will have received little or no benefit in respect of such costs incurred and the restrictions on the Company’s conduct. Moreover, the views of third parties as to the Company’s business and prospects may be adversely impacted if the Merger is not completed, even if the reason for the failure of the Merger to be completed did not relate to the Company’s business and prospects.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee to Parent.

These costs could require us to use available cash that would have otherwise been available for general corporate purposes. If the Merger Agreement is terminated in certain circumstances, we would be required to pay Parent a termination fee of $8,535,000 and reimburse certain expenses of Parent up to $3,658,000 (or a termination fee of $3,658,000 and reimbursement of certain expenses up to $3,658,000 under specified conditions where the Company terminates the Merger Agreement to accept a superior proposal and enters into a definitive agreement relating to such superior proposal prior to May 13, 2018). If the Merger Agreement is terminated, we may decide to pay the termination fee from available cash that we would have otherwise used for general corporate purposes. For these and other reasons, a failed Merger could materially adversely affect our business, operating results, financial condition, and cash flows, or the price per share of our common stock.

If the Merger is not completed, Privet Fund LP and Privet Fund Management LLC will continue to hold a substantial number of our outstanding shares, but their investment thesis may change with respect to such share ownership.

As of March 5, 2018, Privet Fund LP and Privet Fund Management collectively hold approximately 10.6% of our outstanding shares of common stock. If the Merger Agreement is terminated, Privet Fund LP and Privet Fund Management LLC may change their intentions with respect to holding our shares as compared to those prior to entering into the Merger

Agreement. For example, Privet Fund LP and Privet Fund Management LLC may desire to acquire more of our shares of common stock, or become more likely to sell the shares of our common stock that they already hold, compared to their intentions with respect to our shares prior to entering into the Merger Agreement (including the plans and purposes that Privet had publicly disclosed). Such a change in intention could impact the trading price of our shares or our business and results of operations or require additional time and attention of our board of directors and senior management team.

Anyone buying shares of our common stock for more than $18.50 per share is unlikely to receive more than $18.50 per share for such stock for as long as the Merger Agreement remains in effect.

The Merger Agreement provides that upon consummation of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (except for shares owned by Acquisition Sub or Parent after Privet Fund LP contributes its shares to Parent), will be cancelled and converted into the right to receive $18.50 in cash, without interest (and less applicable withholding taxes). It is likely that the Merger consideration will act as a cap on the market price of our common stock until the Merger is consummated or the Merger Agreement terminated. Therefore, it is unlikely that anyone selling shares of our common stock before consummation of the Merger will receive more than $18.50 per share.

Risks Relating to Our Industry

Changes in general economic conditions and the cyclical nature of our business could harm our operating results.

Our business is cyclical in nature, following the strength and weakness of the manufacturing economies in the geographic markets we serve. As a result of this cyclicality, we have experienced, and in the future we can be expected to experience, significant fluctuations in sales and operating income, which may affect our business, operating results, financial condition, and the market price of our common shares.

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

Our business is highly competitive, and increased competition could reduce our sales, earnings, and profitability.

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

We manufacture a substantial portion of our products overseas and sell our products throughout the world. In 2017, approximately 71% of our products were manufactured in countries outside of North America and approximately 69% of our products were sold in countries outside of North America. In addition, a majority of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition, results of operations, and cash flows. These factors include:

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

We cannot predict the impact of recently enacted U.S. tax reform legislation on our NOLs, business or financial condition.

On December 22, 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law in the U.S.  The Tax Act makes major changes to the Code, and includes a number of provisions that affect the taxation of corporations, such as, among other things, lowering the corporate income tax rate from 35% to 21%, modifying the rules regarding limitations on certain deductions for executive compensation, introducing a capital investment deduction in certain circumstances, placing certain limitations on the interest deduction, modifying the rules regarding the usability of certain net operating losses arising in taxable years ending after December 31, 2017, and the migration from a worldwide system of taxation to a modified territorial system with corresponding measures to prevent base erosion. Given that our current deferred tax assets are offset by a full valuation allowance, we do not believe that the Tax Act will result in a material net change to our financial statements, although if we become more profitable, we will obtain a reduced benefit from such deferred tax assets. We continue to examine the impact that the Tax Act will have on us and our business. However, because at this time the overall impact of the Tax Act is uncertain, the ultimate effect of the Tax Act on our business and financial condition is uncertain and could be adverse.

Prices of some raw materials, especially steel and iron, fluctuate, which can adversely affect our sales, costs, and profitability.

We manufacture products with a relatively high iron casting or steel content, commodities for which worldwide prices fluctuate. The availability of, and prices for, these and other raw materials are subject to volatility due to worldwide supply and demand forces, speculative actions, inventory levels, exchange rates, production costs, and anticipated or perceived shortages. In some cases, raw material cost increases can be passed on to customers in the form of price increases; in other cases, they cannot. If raw material prices increase and we are not able to charge our customers higher prices to compensate, it would adversely affect our business, results of operations, and financial condition.

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

We believe that design changes could be made to our machines to allow sourcing of components, sub-assemblies, assemblies, or products from several other suppliers; however, a disruption in the supply from any of our suppliers could cause us to experience a material adverse effect on our operations.

We rely in part on independent distributors and the loss of these distributors could adversely affect our business.

In addition to our direct sales force, we depend on the services of independent distributors and agents to sell our products and provide service and aftermarket support to our customers. We maintain an extensive distributor and agent network worldwide. In 2017, approximately 33% of our sales were through distributors. No distributor accounted for more than 5% of our consolidated sales in 2017. Rather than serving as passive conduits for delivery of product, many of our distributors are active participants in the sale and support of our products. Many of the distributors with whom we transact business offer competitive products and services to our customers. In addition, the distribution agreements we have are typically cancelable by the distributor after a relatively short notice period. The loss of a substantial number of our distributors or an increase in the distributors' sales of our competitors' products to our customers could reduce our sales and profits.

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

We face a business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in injury or other adverse effects. We currently maintain product liability insurance coverage; however, such insurance does not cover all types of damages that could be assessed against us in a product liability claim and the coverage amounts are subject to certain limitations under the applicable policies. We may not be able to obtain product liability insurance on acceptable terms in the future. Product liability claims can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. An unsuccessful product liability defense could have a material adverse effect on our business, financial condition, results of operations, or prospects. In addition, we believe our business depends on the strong brand reputation we have developed. In the event that our reputation is damaged, we may face difficulty in maintaining our pricing positions with respect to some of our products, which would reduce our sales and profitability.

We are subject to environmental laws that could impose significant costs on us and the failure to comply with such laws could subject us to sanctions and material fines and expenses.

Our operations are subject to extensive federal, state, local, and foreign laws and regulations relating to environmental matters. Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Hazardous substances and adverse environmental effects have been identified with respect to real property we own and on adjacent parcels of real property.

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

We may be adversely affected by attacks on information technology systems, as well as other cybersecurity risks and business disruptions.

Our business may be impacted by disruptions to our own or third party information technology systems, which may result from attacks on or failures of such infrastructure. Cybersecurity risks are evolving and include, but are not limited to, attacks on our information technology systems and attacks on the information technology systems of third parties in attempts to gain unauthorized access to our confidential or other proprietary information or information relating to our employees, customers, and other third parties. Cybersecurity risks may also include attacks targeting the security, integrity, and/or reliability of the hardware, software, and information installed, stored, or transmitted in our products, including after the purchase of those products and when they are incorporated into our customers’ facilities and/or infrastructure. Such attacks could potentially result in disruptions to systems, unauthorized release of confidential or otherwise protected information, and corruption of data. We believe that we have adopted appropriate measures to mitigate potential risks to our technology, products, services, and operations from these potential attacks. However, given the unpredictability of the timing, nature, and scope of such attacks or other disruptions, we could potentially be subject to production downtimes, operational delays, other damaging effects on our operations or our ability to provide products and services to our customers, the unintended release of confidential or otherwise protected information, misappropriation, destruction or corruption of data, security breaches, other improper use of our or third party systems, networks or products, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our operating results.

Risks Relating to Our Customers

Our customers' activity levels and spending for our products and services could be impacted by future global economic conditions, especially deterioration in the credit markets.

For many of our customers, the purchase of our machines represents a significant capital expenditure. For others, the purchase of our machines is a part of a larger improvement or expansion of manufacturing capability. For all, the purchase represents a long term commitment of capital raised by incurrence of debt, issuance of equity, or use of cash flow from operations. Instability, uncertainty, and doubt as a result of future global economic and financial conditions could reduce the cash flow of our customers and their access to credit and equity markets, which could make it difficult for our customers to commit to larger, long-term capital projects. As a result, such future global economic conditions could negatively impact our operating results.

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

Removal of Directors and Filling of Vacancies. Our certificate of incorporation provides that a member of our Board of Directors may be removed only for cause and upon the affirmative vote of the holders of 75% of the securities entitled to vote at an election of directors. Newly created directorships and Board of Director vacancies resulting from retirement, death, removal, or other causes may be filled only by a majority vote of the then remaining directors. Accordingly, it is more difficult for shareholders, including those holding a majority of our outstanding shares, to force an immediate change in the composition of our Board of Directors.

Supermajority Voting Provision for Certain Business Combinations. Our certificate of incorporation requires the affirmative vote of least 75% of all of the securities entitled to vote and at least 75% of shareholders who are not Major Shareholders (defined as 10% beneficial holders) in order to effect certain mergers, sales of assets, or other business combinations involving the Company. However, if 75% of the Continuing Directors (defined as directors who were on the Board prior to the Major Shareholder crossing the 10% beneficial ownership threshold) approve the proposed merger, sale of assets, or other business combination, then the 75% threshold does not apply. These provisions could have the effect of delaying, deferring, or preventing a change of control of the Company.

Supermajority Voting Provisions for Amendment and Repeal of Bylaws. The affirmative vote of holders representing at least 75% of the voting power of all outstanding shares of common stock must be obtained in order for shareholders to amend or repeal our bylaws. Our bylaws may be amended or repealed by the affirmative vote of at least 75% of the entire Board of Directors.

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

Our certificate of incorporation provides that our Board of Directors is authorized to issue from time to time, without further stockholder approval, up to 2,000,000 shares of preferred stock (the Board of Directors has already designated 250,000 of such shares of preferred stock as Series A Preferred Stock) in one or more series and to fix and designate the rights, preferences, privileges, and restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, redemption rights, and terms of redemption and liquidation preferences. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. Our issuance of preferred stock may have the effect of delaying or preventing a change in control. Our issuance of preferred stock could decrease the amount of earnings and assets available for distribution to the holders of common stock or could adversely affect the rights and powers, including voting rights, of the holders of common stock. The issuance of preferred stock could have the effect of decreasing the market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Pertinent information concerning the principal properties of the Company and its subsidiaries is as follows:

Owned Properties:

Location	Type of Facility	Acreage (Land) Square Footage (Building)
Horseheads, New York	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	80 acres 515,000 sq. ft.
Jiaxing, China	Manufacturing, Engineering, Demonstration, and Administration (Buildings and improvements are owned by the Company; land is under 50-year lease expiring in November 2060)	7 acres 223,179 sq. ft
St. Gallen, Switzerland	Manufacturing, Engineering, Turnkey Systems, Marketing, Sales, Demonstration, Service, and Administration	8 acres 162,924 sq. ft.
Nan Tou City, Taiwan	Manufacturing, Engineering, Marketing, Sales, Demonstration, Service, and Administration	3 acres 123,204 sq. ft.
Romanshorn, Switzerland	Manufacturing	2 acres 42,324 sq. ft.
Biel, Switzerland	Manufacturing, Engineering, Service, and Turnkey Systems	4 acres 41,500 sq. ft.
Traverse City, Michigan	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	2.4 acres 38,800 sq. ft.

Leased Properties:

Location	Type of Facility	Square Footage	Lease Expiration Date
Leicester, England	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	55,000 sq. ft.	3/31/19
Reutlingen, Germany	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	39,547 sq. ft.	8/31/19
Shanghai, China	Marketing, Engineering, Turnkey Systems, Sales, Service, Demonstration, and Administration	38,820 sq. ft.	5/31/18
Elgin, Illinois	Manufacturing, Sales, Marketing, Engineering, Turnkey Systems, Demonstration, Service, and Administration	34,000 sq. ft.	12/31/18
Krefeld, Germany	Sales, Turnkey Systems, Service, Demonstration, and Administration	14,402 sq. ft.	3/31/20
Hyderabad, India	Manufacturing, Engineering, Marketing, Sales, Service, and Administration	10,000 sq. ft.	9/30/18
Biel, Switzerland	Manufacturing, Sales, Engineering, Turnkey Systems, Service, and Administration	7,995 sq. ft.	4/30/18
Noisy le Sec, France	Manufacturing, Engineering, Marketing, Sales, Administration, and Service	7,320 sq. ft.	12/31/20
Wittenbach, Switzerland	Manufacturing	20,527 sq. ft.	12/31/19
Shanghai, China	Sales, Service, Engineering, and Administration	521 sq. ft.	10/31/18
Bron, France	Marketing, Sales, Administration, and Service	2,680 sq. ft.	4/1/23

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

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The following table reflects the highest and lowest values at which our common stock traded in each quarter of the last two years. Our common stock trades on the NASDAQ Global Select Market under the symbol "HDNG". The table also includes dividends per share, by quarter:

	2017			2016
	High	Low	Dividends	High	Low	Dividends
Quarter Ended
March 31,	$11.96	$9.51	$0.02	$12.64	$7.85	$0.02
June 30,	12.90	9.97	0.02	13.72	8.99	0.02
September 30,	15.64	12.03	—	12.64	9.09	0.02
December 31,	18.00	14.75	—	12.17	8.24	0.02

At March 6, 2018, there were 209 shareholders of record of our common stock.

Issuer Purchases of Equity Securities

None.

Performance Graph

The graph below compares the five-year cumulative total return for Hardinge Inc. common stock with the comparable returns for the NASDAQ Stock Market (U.S.) Index and a group of 14 peer issuers. The companies included in our peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products and international presence. Our peer group includes Altra Holding, Inc., Cohu, Inc., Columbus McKinnon Corporation, Dynamic Materials Corporation, Electro Scientific Industries Inc., Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., NN, Inc., Rudolph Technologies, Inc., Sifco Industries Inc., Transcat Inc., and Twin Disc Inc. Cumulative total return represents the change in stock price and the amount of dividends received during the indicated period, assuming reinvestment of dividends. The graph assumes an investment of $100 on December 31, 2012. The stock performance shown in the graph is included in response to SEC requirements and is not intended to forecast or to be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Hardinge Inc., the NASDAQ Composite Index,
and a Peer Group

____________________
*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.

Fiscal year ended December 31,	2012	2013	2014	2015	2016	2017
Hardinge Inc.	$100.00	$146.42	$121.39	$95.64	$114.59	$180.80
NASDAQ Composite	100.00	140.12	160.78	171.97	187.22	242.71
Peer Group	100.00	136.42	126.31	101.88	146.92	211.97

Item 6. Selected Financial Data.

The following selected financial data is derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the audited consolidated financial statements, related notes and other information included herein (amounts in thousands except per share data):

	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
Sales	$317,920	$292,013	$315,249	$311,633	$329,459
Cost of sales	210,352	194,486	210,711	210,851	223,760
Gross profit	107,568	97,527	104,538	100,782	105,699
Selling, general and administrative expenses	79,950	79,647	81,271	81,045	79,533
Research & development	14,543	13,514	14,140	13,904	12,460
Restructuring charges(1)	4,506	661	3,558	—	—
Impairment charges(2)	—	—	—	5,766	6,239
Other (income) expense, net	(365)	310	632	514	471
Operating income (loss)	8,934	3,395	4,937	(447)	6,996
Interest expense, net	251	328	499	678	1,064
Income (loss) from continuing operations before income taxes	8,683	3,067	4,438	(1,125)	5,932
Income taxes	2,837	1,843	1,828	1,233	1,537
Income (loss) from continuing operations	5,846	1,224	2,610	(2,358)	4,395
Gain from disposal of discontinued operation, and income from discontinued operations, net of tax(3)	—	—	—	218	5,532
Net income (loss)	$5,846	$1,224	$2,610	$(2,140)	$9,927
PER SHARE DATA:
Basic earnings (loss) per share:
Continuing operations	$0.45	$0.10	$0.20	$(0.19)	$0.37
Discontinued operations	—	—	—	0.02	0.47
Basic earnings (loss) per share	$0.45	$0.10	$0.20	$(0.17)	$0.37
Weighted average basic shares outstanding	12,900	12,824	12,776	12,661	11,801

Diluted earnings (loss) per share:
Continuing operations	$0.45	$0.09	$0.20	$(0.19)	$0.37
Discontinued operations	—	—	—	0.02	0.46
Diluted earnings (loss) per share	$0.45	$0.09	$0.20	$(0.17)	$0.83
Weighted average diluted shares outstanding	12,971	12,909	12,872	12,661	11,891

Cash dividends declared per share	$0.04	$0.08	$0.08	$0.08	$0.08
BALANCE SHEET DATA:
Working capital	$145,421	$127,848	$129,310	$134,338	$136,931
Total assets	318,949	297,550	310,938	311,084	343,861
Total debt	—	6,596	11,606	15,989	26,314
Shareholders' equity	178,926	155,941	161,105	169,596	203,788
____________________

(1)
In August 2015, the Company's Board of Directors approved a strategic restructuring program with the goals of streamlining the Company's cost structure, increasing operational efficiencies, and improving shareholder returns, which was completed in 2016. In March 2017, the Company's Board of Directors approved a strategic restructuring program with the goals of further increasing operational efficiencies and cash generation, and improving shareholder return. This program is expected to be completed in mid-2018. In September 2017, the Company initiated a global strategic realignment of our selling organization with a focus on unified sales channels, a simplified product offering, and the elimination of redundancies. This program is expected to be completed in 2018.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview. We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability, and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 69% of our 2017 sales were to customers outside of North America, 71% of our 2017 products sold were manufactured outside of North America, and 68% of our employees in 2017 were employed outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts, and service revenue, accounted for approximately 32% of overall sales in 2017 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

Foreign currency exchange rate changes can be significant to reported results for several reasons. Our primary competitors, particularly for the most technologically advanced products, are now, largely, manufacturers in Japan, Germany, Switzerland, Korea, and Taiwan, which causes the worldwide valuation of their respective currencies to be central to competitive pricing in all of our markets. The major functional currencies of our subsidiaries are the British Pound Sterling (“GBP”), Chinese Renminbi (“CNY”), Euro (“EUR”), New Taiwanese Dollar (“TWD”), and Swiss Franc (“CHF”). Under US GAAP, results of foreign subsidiaries are translated into U.S. Dollars (“USD”) at the average exchange rate during the periods presented. Period-to-period changes in the exchange rate between their local currency and the USD may affect comparative data significantly. We also purchase computer controls and other components from suppliers throughout the world, with purchase costs reflecting currency changes.

On February 12, 2018, Hardinge announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hardinge Holdings, LLC, a Delaware limited liability company (“Parent”), and Hardinge Merger Sub, Inc., a New York corporation (“Acquisition Sub”), which are affiliates of Privet Fund LP and Privet Fund Management LLC (collectively, “Privet”). Pursuant to the Merger Agreement, Parent has agreed to acquire the shares of Hardinge that Privet does not beneficially own in an all-cash merger transaction (the “Merger”) for $18.50 per share valued at approximately $245.0 million, subject to approval of Hardinge shareholders and other customary closing conditions.

Results of Operations

Presented below is summarized selected financial data for the years ended December 31, 2017 and 2016 (in thousands):

	2017	% of Sales	2016	% of Sales	$ Change	% Change
Sales	$317,920		$292,013		$25,907	9%
Gross profit	107,568	33.8%	97,527	33.4%	10,041	10%
Selling, general and administrative expenses	79,950	25.1%	79,647	27.3%	303	—%
Research & Development	14,543	4.6%	13,514	4.6%	1,029	8%
Restructuring Charges	4,506	1.4%	661	0.2%	3,845	582%
Other (income) expense, net	(365)	(0.1)%	310	0.1%	(675)	(218)%
Operating Income	8,934	2.8%	3,395	1.2%	5,539	163%
Interest expense (income), net	251		328		(77)
Income before income taxes	8,683	2.7%	3,067	1.1%	5,616	183%
Income taxes	2,837		1,843		994
Net income	$5,846	1.8%	$1,224	0.4%	$4,622	378%

Sales. The table below summarizes sales by each corresponding geographical region for the year ended December 31, 2017 compared to the year ended December 31, 2016 (in thousands):

	2017		2016		Change
	$	%	$	%	$	%
Sales to customers in:
North America	$99,948	31%	$92,668	32%	$7,280	8%
Europe	91,329	29%	91,382	31%	(53)	—%
Asia	126,643	40%	107,963	37%	18,680	17%
Total	$317,920	100%	$292,013	100%	$25,907	9%

Sales for the year ended December 31, 2017 were $317.9 million, an increase of $25.9 million, or 9% when compared to the prior year. Global demand for machine tools and accessories improved in 2017 as compared to a weak 2016. We had increases in both MMS and ATA sales. Regionally, Asia was up 17%, North America was up 8%, and Europe was flat when compared with the prior year. Favorable foreign currency translation had an impact of approximately $0.1 million.

North America sales were $99.9 million and $92.7 million, respectively, for the years ended December 31, 2017 and 2016, an increase of $7.3 million, or 8%. The current year increase reflects improved industrial market activity, with MMS up 7%, and ATA up 8% from respective prior year sales in the region.

Europe sales of $91.3 million and $91.4 million for the years ended December 31, 2017 and 2016, respectively, were relatively flat. MMS was down 1%, and ATA was up 9% from respective prior year sales in the region. The ATA increase is primarily attributed to increased sales in Europe and North America. Favorable foreign currency translation impacted sales by approximately $0.8 million. Excluding the impact of foreign currency translation, sales would have decreased $0.9 million, or 1%, versus the prior year.

Asia sales were $126.6 million and $108.0 million for the years ended December 31, 2017 and 2016, respectively, an increase of $18.7 million, or 17%. Unfavorable foreign currency translation impacted sales by approximately $0.7 million. Excluding the translation effect, sales improved by $19.3 million, or 18%. Demand from customers in China is the key driver of the performance of the machine tool industry, and Hardinge has been able to increase sales volume in the primary customer segments that it serves.

Sales of machines accounted for approximately 68% of the consolidated sales for the years ended December 31, 2017 and 2016. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 32% of the consolidated sales for the years ended December 31, 2017 and 2016.

Gross Profit. Gross profit was $107.6 million, or 33.8% of sales, for the year ended December 31, 2017, compared to $97.5 million, or 33.4% of sales, in 2016. The increase in gross profit was related to the increase in sales volume. The increase in gross margin over the prior year was due to improved volumes and lower inventory obsolescence charges, partially offset by unfavorable mix.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $80.0 million, or 25% of net sales, for the year ended December 31, 2017, an increase of $0.3 million, compared to $79.6 million, or 27% of net sales, for the year ended December 31, 2016. SG&A cost increase in 2017 was due to $3.0 million in higher incentive and compensation expenses, largely offset by $0.9 million in restructuring related savings, $0.9 million in reduced commission and other variable selling related expenses, and $0.3 million lower occupancy and insurance costs. Additionally, we had $1.7 million of unusual expenses in both years. The year ended December 31, 2017 included approximately $1.2 million of charges primarily related to our change in CEO, $0.2 million related to our strategic review process, and $0.3 million related to an ERP conversion and other project costs. The year ended December 31, 2016 included severance of $0.7 million, a pension settlement charge of $0.6 million and strategic consulting expenses of $0.4 million.

Research & Development. Research & Development expenses were $14.5 million, or 5% of net sales, for the year ended December 31, 2017, compared to $13.5 million, or 5% of net sales for the year ended December 31, 2016. Spending increased by $0.5 million in both MMS and ATA segments as compared to the prior year.

Restructuring Charges. Restructuring costs were $4.5 million and $0.7 million for the years ended December 31, 2017 and 2016, respectively. In March 2017, management initiated a strategic restructuring program in our MMS segment. In September 2017, we expanded our restructuring efforts in order to improve earnings by optimizing our footprint and improving operational efficiencies to reduce our cost structure. We expect to realize total cost savings related to these programs of approximately $12.0 million to $12.5 million annually. Both of these initiatives are expected to be substantially completed in 2018. For further information regarding restructuring activities, refer to Note 8. "Restructuring Charges" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

In 2016, we completed a restructuring plan initiated in 2015 with charges related to severance payments, a voluntary retirement plan, the closure plan for a facility in Germany, and factory overhead reduction initiative in the Elmira, New York facility.

Operating Income. As a result of the foregoing, operating income was $8.9 million for the year ended December 31, 2017, compared to $3.4 million in 2016.

Income Taxes. The provision for income taxes was $2.8 million and $1.8 million for the years ended December 31, 2017 and 2016, respectively. The effective tax rates were 32.7% for the year ended December 31, 2017, compared to 60.1% in 2016, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded. The 2017 tax rate was also impacted by the estimated transition tax related to the Tax Cuts and Jobs Act (the “Tax Act”) as discussed below.

We continually assess all available positive and negative evidence in accordance with ASC Topic 740 to evaluate whether deferred tax assets are realizable. To the extent that it is more likely than not that all or a portion of our deferred tax assets in a particular jurisdiction will not be realized, a valuation allowance is recorded. We currently maintain a valuation allowance against all or a portion of our deferred tax assets in the U.S., U.K., Germany, and the Netherlands.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings. A provisional amount for the one-time transition tax has been calculated and $1.2 million has been included in income tax expense for 2017 as a reasonable estimate in accordance with the SEC Staff Accounting Bulletin 118 (“SAB 118”). We expect to complete the analysis of the one-time transition tax within the measurement period of one year from the date of enactment. For further information regarding income taxes refer to Note 10. "Income Taxes" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Net Income. As a result of the foregoing, net income for the year ended December 31, 2017 was $5.8 million, or 2% of net sales, compared to net income of $1.2 million, or less than 1% of net sales, in 2016. Basic and diluted income per share for the year ended December 31, 2017 were both $0.45 per share, compared to basic and diluted earnings per share of $0.10 and $0.09, respectively, for the year ended December 31, 2016.

Business Segment Information — Comparison of the years ended December 31, 2017 and 2016

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Sales	$251,906	$230,705	$21,201	9%
Segment income	5,803	3,060	2,743	90%

MMS sales increased by $21.2 million, or 9%, in the year ended December 31, 2017 when compared with 2016. We experienced increased sales in Asia and North America which were up 18% and 7%, respectively. These increases were offset slightly by a 1% decline in sales to Europe as compared with the prior year. This overall increase includes unfavorable foreign currency translation of approximately $0.2 million.

Segment income was $5.8 million for the year ended December 31, 2017, an increase of $2.7 million compared to 2016 segment income. The increase in segment income was due to higher gross profit on higher sales volume, lower inventory obsolescence charges, partially offset by higher sales commissions, an unfavorable sales mix and lower overhead absorption. The increase in segment income would have been $3.2 million higher if not for higher restructuring expenses of $3.6 million in 2017, partially offset by incremental restructuring savings of $0.4 million.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Year Ended December 31,
	2017	2016	$ Change	% Change
Sales	$66,551	$61,647	$4,904	8%
Segment income	11,122	6,910	4,212	61%

 ATA sales for the year ended December 31, 2017 were $66.6 million, an increase of $4.9 million, or 8%, when compared to 2016. ATA sales increased by 9% and 8%, in Europe and North America, respectively. These increases were offset slightly by a decrease in ATA sales to Asia of 1% as compared with the prior year. This overall increase includes favorable foreign currency translation of approximately $0.3 million.

Segment income for the year ended December 31, 2017 was $11.1 million, a $4.2 million improvement over 2016 segment income. The increase was due to higher gross profit on higher sales volume, a favorable sales mix, higher net restructuring savings, lower inventory obsolescence charges, partially offset by higher sales expenses.

Segment Summary For the Year Ended December 31, 2017 (in thousands):

	Year Ended December 31, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$251,906	$66,551	$(537)	$317,920
Segment income	5,803	11,122		16,925
Unallocated corporate expense				(7,991)
Interest expense, net				(251)
Income from continuing operations, before income taxes				$8,683

Comparison of the years ended December 31, 2016 and 2015

Presented below is summarized selected financial data for the years ended December 31, 2016 and 2015 (in thousands):

	2016	% of Sales	2015	% of Sales	$ Change	% Change
Sales	$292,013		$315,249		$(23,236)	(7)%
Gross profit	97,527	33.4%	104,538	33.2%	$(7,011)	(7)%
Selling, general and administrative expenses	79,647	27.3%	81,271	25.8%	$(1,624)	(2)%
Research & development	13,514	4.6%	14,140	4.5%	$(626)	(4)%
Restructuring	661	0.2%	3,558	1.1%	$(2,897)	(81)%
Other expense, net	310	0.1%	632	0.2%	$(322)	(51)%
Income from operations	3,395	1.2%	4,937	1.6%	$(1,542)	(31)%
Interest expense, net	328		499		$(171)
Income before income taxes	3,067	1.1%	4,438	1.4%	$(1,371)	(31)%
Income taxes	1,843		1,828		$15
Net income	$1,224	0.4%	$2,610	0.8%	$(1,386)	(53)%

Sales. The table below summarizes sales by each corresponding geographical region for the year ended December 31, 2016 compared to the year ended December 31, 2015 (in thousands):

	2016		2015		Change
	$	%	$	%	$	%
Sales to customers in:
North America	$92,668	32%	$108,470	34%	$(15,802)	(15)%
Europe	91,382	31%	97,269	31%	$(5,887)	(6)%
Asia	107,963	37%	109,510	35%	$(1,547)	(1)%
Total	$292,013	100%	$315,249	100%	$(23,236)	(7)%

Sales for the year ended December 31, 2016 were $292.0 million, a decrease of $23.2 million, or 7%, when compared to the prior year. Global demand for machine tools and accessories continued to be weak in 2016, especially in North America and Europe, which drove the year over year decline. In Asia, we have been able to maintain stable sales volume levels in the primary customer segments that we serve. Unfavorable foreign currency translation had an impact of approximately $6.9 million, primarily in Asia. Excluding the impact of foreign currency translation, sales would have decreased $16.3 million, or 5%, over the prior year.

North America sales were $92.7 million and $108.5 million, respectively, for the years ended December 31, 2016 and 2015, a decrease of $15.8 million, or 15%. The current year decrease reflects industrial market weakness with MMS down 22%, and ATA down 4% from respective prior year sales in the region.

Europe sales were $91.4 million and $97.3 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $5.9 million, or 6%. This decline reflects industrial market weakness with MMS down 4%, and ATA down 15%

from respective prior year sales in the region. The ATA decline is primarily attributed to the restructuring of our operations in this region. Unfavorable foreign currency translation impacted sales by approximately $2.0 million. Excluding the impact of foreign currency translation, sales would have decreased $3.9 million, or 4%, versus the prior year.

Asia sales were $108.0 million and $109.5 million for the years ended December 31, 2016 and 2015, respectively, a decrease of $1.5 million, or 1%. Unfavorable foreign currency translation impacted sales by approximately $4.9 million. Excluding the translation effect, sales grew by $3.4 million, or 3%. Demand from customers in China is the key driver of the performance of the machine tool industry, and Hardinge has been able to maintain stable sales volume levels in the primary customer segments that it serves.

Sales of machines accounted for approximately 67% of the consolidated sales for the years ended December 31, 2016 and 2015. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for 33% of the consolidated sales for the years ended December 31, 2016 and 2015.

Gross Profit. Gross profit was $97.5 million, or 33.4% of sales, for the year ended December 31, 2016, compared to $104.5 million, or 33.2% of sales, in 2015. The decrease in gross profit was related to the decrease in sales volume, and the unfavorable impact of foreign currency translation of approximately $2.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $79.6 million, or 27.3% of net sales, for the year ended December 31, 2016, a decrease of $1.6 million, or 2%, compared to $81.3 million, or 25.8% of net sales, for the year ended December 31, 2015. We had $1.7 million of additional charges in the year ended December 31, 2016 as compared to the year ended December 31, 2015, including severance of $0.7 million, pension settlement of $0.6 million and strategic consulting expenses of $0.4 million. Foreign currency translation had a favorable impact of approximately $2.1 million. Adjusting for the impacts in severance, pension settlement, strategic review related charges, and foreign currency translation, SG&A would have decreased $1.2 million in the current year as compared to the prior year period. The decrease was due mainly to savings generated as a result of the restructuring initiatives announced in 2015 and completed in 2016.

Research & Development. Research & Development expenses were $13.5 million, or 4.6% of net sales, for the year ended December 31, 2016, compared to $14.1 million, or 4.5% of net sales for the year ended December 31, 2015.

Restructuring Charges. In 2016, we completed a restructuring plan initiated in 2015 with charges related to severance payments, a voluntary retirement plan, the closure plan for a facility in Germany, and factory overhead reduction initiative in the Elmira, New York facility. A total of $0.7 million and $3.6 million were recorded for the years ended December 31, 2016 and 2015, respectively.

Operating Income. As a result of the foregoing, operating income was $3.4 million for the year ended December 31, 2016, compared to $4.9 million in 2015.

Income Taxes. The provision for income taxes were $1.8 million for both years ended December 31, 2016 and 2015. The effective tax rates were 60.1% for the year ended December 31, 2016, compared to 41.2% in 2015, which differ from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

We continually assess all available positive and negative evidence in accordance with ASC Topic 740 to evaluate whether deferred tax assets are realizable. To the extent that it is more likely than not that all or a portion of our deferred tax assets in a particular jurisdiction will not be realized, a valuation allowance is recorded. We currently maintain a valuation allowance against all or a portion of our deferred tax assets in the U.S., U.K., Germany, and the Netherlands.

Net Income. As a result of the foregoing, net income for the year ended December 31, 2016 was $1.2 million, or 0.4% of net sales, compared to net income of $2.6 million, or 0.8% of net sales, in 2015. Basic and diluted income per share for the year ended December 31, 2016 were $0.10 and $0.09, respectively, compared to basic and diluted earnings per share of $0.20 for the year ended December 31, 2015.

Business Segment Information — Comparison of the years ended December 31, 2016 and 2015

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Sales	$230,705	$250,854	$(20,149)	(8)%
Segment income	3,060	7,365	(4,305)	(58)%

MMS sales decreased by $20.1 million, or 8%, in the year ended December 31, 2016 when compared with 2015. We experienced decreased demand across product lines and regions with the exception of grinding sales in Asia, which were up 13% over the prior year. This overall segment decrease includes unfavorable foreign currency translation of approximately $6.7 million.

Segment income was $3.1 million for the year ended December 31, 2016, or $4.3 million below 2015 segment income. The decrease in segment income was due to the impact of lower sales volumes, partially offset by a $1.8 million reduction in operating expenses due in part to restructuring initiatives completed in 2016.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Year Ended December 31,
	2016	2015	$ Change	% Change
Sales	$61,647	$65,128	$(3,481)	(5)%
Segment income	6,910	3,372	3,538	105%

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

At December 31, 2017, cash and cash equivalents were $45.0 million, compared to $28.3 million at December 31, 2016. The current ratio at December 31, 2017 was 2.75:1 compared to 2.76:1 at December 31, 2016.

At December 31, 2017 and 2016, total debt outstanding, including notes payable, was $0.0 million and $6.0 million, respectively.

Summary of Cash Flows for the Year Ended December 31, 2017, 2016, and 2015

Summary of cash flow data (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$25,115	$5,297	$26,727
Net cash used in investing activities	$(2,623)	$(2,361)	$(4,141)
Net cash used in financing activities	$(7,441)	$(6,475)	$(5,702)

Cash Flows from Operating Activities:

During the year ended December 31, 2017, we generated $25.1 million net cash from operating activities. The net cash generated was driven by a net income of $5.8 million, non-cash adjustments of $8.9 million for depreciation and amortization, $1.4 million for inventory impairment, and total changes in operating assets and liabilities of $9.6 million.

During the year ended December 31, 2016, we generated $5.3 million net cash from operating activities. The net cash generated was driven by a net income of $1.2 million and non-cash adjustments of $8.8 million for depreciation and amortization, partially offset by use of cash for changes to total operating assets and liabilities of $6.0 million.

During the year ended December 31, 2015, we generated $26.7 million net cash in operating activities. The net cash generated was driven by a net income of $2.6 million, non-cash depreciation and amortization expense of $8.8 million, and cash provided by total changes in operating assets and liabilities of $15.5 million.

Cash Used in Investing Activities:

Net cash used in investing activities was $2.6 million for the year ended December 31, 2017. Net cash used in investing activities was $2.4 million for the year ended December 31, 2016. Net cash used in investing activities was $4.1 million for the year ended December 31, 2015. The primary uses of cash in all years presented were for capital expenditures and general maintenance during the year.

Cash Used in Financing Activities:

Net cash flow used by financing activities was $7.4 million for the year ended December 31, 2017. Cash used was primarily attributable to $6.1 million of payments on long-term debt and $0.5 million of dividends paid to shareholders.

Net cash flow used by financing activities was $6.5 million for the year ended December 31, 2016. Cash used was primarily attributable to $5.8 million of scheduled payments on long-term debt and $1.1 million of dividends paid to shareholders.

During the year ended December 31, 2015, net cash used by financing activities was $5.7 million. Cash used was primarily attributable to $4.5 million of scheduled payments on long-term debt and $1.0 million of dividends paid to shareholders.

Credit Facilities and Financing Arrangements

Financing arrangements are maintained with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $68.6 million at December 31, 2017, of which $51.3 million can be borrowed for working capital needs. As of December 31, 2017, $59.6 million was available for borrowing under these arrangements of which $50.8 million was available for working capital needs. There were no borrowings outstanding at December 31, 2017. Total consolidated term borrowings outstanding, net of unamortized debt issuance fees, were $5.9 million at December 31, 2016. Additionally, the Company had borrowings under revolving credit facilities of $0.7 million at December 31, 2016. Details of these financing arrangements are discussed in Note 7: "Financing Arrangements" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Other Commitments

We lease space for some of our manufacturing, sales, and service operations with lease terms up to 7 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.9 million, $3.0 million, and $3.3 million during the years ended December 31, 2017, 2016, and 2015, respectively.

The following table shows our future commitments in effect as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease obligations	$3,103	$2,076	$1,211	$983	$795	$726	$8,894
Purchase commitments	30,169	—	—	—	—	—	30,169
Standby letters of credit	8,975	115	—	—	—	—	9,090
Total	$42,247	$2,191	$1,211	$983	$795	$726	$48,153

We have not included the liabilities for uncertain tax positions in the above table as we cannot make a reliable estimate of the period of cash settlement. We have not included pension obligations in the above table as we cannot make a reliable estimate of the timing of employer contributions. For the year ended December 31, 2018, the expected Company contributions to be paid to the qualified defined benefit domestic plan are $4.0 million and the expected Company contributions to the foreign defined benefit pension plans are $2.4 million.

We believe that the current available funds and credit facilities, along with internally generated funds from operations, will provide sufficient financial resources for ongoing operations throughout 2018.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Change in Accounting Policy

There were no significant changes to accounting policies in 2017.

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

Accounts Receivable. We assess the collectability of our trade accounts receivable using a combination of methods. We review large individual accounts for evidence of circumstances that suggest a collection problem might exist. Such situations include, but are not limited to, the customer's history of payments, its current financial condition as evidenced by credit ratings, financial statements or other sources, and recent collection activities. We provide a reserve for losses based on current payment trends in the economies where we hold concentrations of receivables and provide a reserve for what we believe to be the most likely risk of collectability. In order to make these allowances, we rely on assumptions regarding economic conditions, equipment resale values, and the likelihood that previous performance will be indicative of future results.

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

We test goodwill at the reporting unit level, which is one level below our operating segments. We identify our reporting units by assessing whether the components of our operating segments constitute businesses for which discrete financial information is available and segment management regularly reviews the operating results of those components. We also aggregate components that have similar economic characteristics into single reporting units (for example, similar products and/or services, similar long-term financial results, product processes, classes of customers, etc.). We have two reporting units, only one of which currently has goodwill. Our ATA reporting unit had goodwill totaling $6.7 million as of December 31, 2017.

When we evaluate the potential for goodwill impairment, we assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, entity specific factors such as strategy and changes in key personnel, and overall financial performance. If, after completing this assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test.

Our annual goodwill impairment review was performed as of October 1, 2017. As a result of this assessment we determined that the fair value of our reporting units that have goodwill exceeded the carrying value.

Net Deferred Tax Assets. We regularly review the recent results and projected future results of our operations, as well as other relevant factors, to reconfirm the likelihood that existing deferred tax assets in each tax jurisdiction would be fully recoverable.

A valuation allowance is established when it is more likely than not that all, or a portion of deferred tax assets are not expected to be realized. The Company assesses all available positive and negative evidence to determine whether a valuation allowance is needed. Positive and negative evidence to be considered includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Supporting a conclusion that a valuation allowance is not necessary is difficult when there is negative evidence such as cumulative losses in recent years.

A full valuation allowance is maintained on the tax benefits of the U.S. net deferred tax assets and it is expected that a full valuation allowance on future tax benefits will be recorded until an appropriate level of profitability in the U.S. is sustained. A valuation allowance is also maintained on the U.K., German, and Dutch deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

The calculation of the tax liabilities requires significant judgment, the use of estimates and the interpretation, and application of complex tax laws. The provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as federal and provincial jurisdictions in Switzerland, U.K., Germany, France, the Netherlands, China, Taiwan, and India. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

Retirement Plans. We sponsor various defined benefit pension plans, defined contribution plans, and two postretirement benefit plans, all as described in Note 13. "Employee Benefits" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K. The calculation of our plan expenses and liabilities require the use of a number of critical accounting estimates. Changes in the assumptions can result in different plan expense and liability amounts, and actual experience can differ from the assumptions. We believe that the most critical assumptions are the discount rate and the expected rate of return on plan assets.

We annually review the discount rate to be used for retirement plan liabilities. In the U.S., we use bond pricing models based on high grade U.S. corporate bonds constructed to match the projected liability benefit payments. We discounted our future plan liabilities for our U.S. plan using rates of 3.86% and 4.39% at our plan measurement dates of December 31, 2017 and 2016, respectively. We discounted our future plan liabilities for our foreign plans using rates appropriate for each country, which resulted in blended rates of 0.87% and 0.89% at their measurement dates of December 31, 2017 and 2016, respectively. A change in the discount rate can have a significant effect on retirement plan obligations. For example, a decrease of one percent would increase U.S. pension obligations by approximately $13.5 million. Conversely, an increase of one percent would decrease U.S. pension obligations by approximately $11.2 million. A decrease of one percent in the discount rate would increase the Swiss pension obligations by approximately $20.7 million. Conversely, an increase of one percent would decrease the Swiss pension obligations by approximately $17.2 million.

A change in the discount rate can also have an effect on retirement plan expense. For example, a decrease of one percent would decrease U.S. 2018 pension expense by approximately $0.1 million. Conversely, an increase of one percent would increase U.S. 2018 pension expense by approximately $0.08 million. A decrease of one percent would increase the Swiss pension expense by approximately $1.6 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $1.2 million.

The expected rate of return on plan assets varies based on the investment mix of each particular plan and reflects the long-term average rate of return expected on funds invested or to be invested in each pension plan to provide for the benefits included in the pension liability. We review our expected rate of return annually based upon information available to us at that time, including the current level of expected returns on risk free investments (primarily government bonds in each market), the historical level of the risk premium associated with the other asset classes in which the portfolio is invested, and the expectations for future returns of each asset class. The expected return for each asset class is then weighted based on the asset allocation to develop the expected long-term rate of return on assets assumption. For our domestic plans, the expected rate of return during fiscal 2018 is 7.50%, which is the same rate used for fiscal 2017. For our foreign plans, we used rates of return appropriate for each country which resulted in a blended expected rate of return of 3.14% for fiscal 2018, compared to 3.91%

for fiscal 2017. A change in the expected return on plan assets can also have a significant effect on retirement plan expense. For example, a decrease of one percent would increase U.S. pension expense by approximately $0.8 million. Conversely, an increase of one percent would decrease U.S. pension expense by approximately $0.8 million. A decrease of one percent would increase the Swiss pension expense by approximately $1.0 million. Conversely, an increase of one percent would decrease the Swiss pension expense by approximately $1.0 million.

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 19. "New Accounting Standards" to the Consolidated Financial Statements set forth in Item 8 of this Form 10-K.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Accordingly, there can be no assurance that our expectations will be realized. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the Company’s ability to control, and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are the possibility that the proposed Merger is delayed or does not close, including due to the failure to receive required shareholder approval, the taking of governmental action (including the passage of legislation) to block the proposed Merger, the failure of Privet to obtain the equity and debt financing or other funds required to finance the proposed Merger, or the failure of other closing conditions, the possibility that the expected financial impacts will not be realized, or will not be realized within the expected time period, fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the Company’s entry into new product and geographic markets, the Company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies, and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hardinge Inc.

We have audited the accompanying consolidated balance sheets of Hardinge Inc. and Subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 9, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1984.

Buffalo, New York
March 9, 2018

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$44,958	$28,255
Restricted cash	2,717	2,923
Accounts receivable, net	61,800	55,573
Inventories, net	104,502	107,018
Other current assets	9,076	6,926
Assets held for sale	5,647	—
Total current assets	228,700	200,695

Property, plant and equipment, net	50,790	56,961
Goodwill	6,677	6,579
Other intangible assets, net	26,386	26,730
Other non-current assets	6,396	6,585
Total non-current assets	90,249	96,855
Total assets	$318,949	$297,550

Liabilities and shareholders’ equity
Accounts payable	$26,362	$24,920
Accrued expenses	31,695	25,629
Customer deposits	23,852	18,215
Accrued income taxes	1,370	1,160
Current portion of long-term debt	—	2,923
Total current liabilities	83,279	72,847

Long-term debt	—	2,970
Pension and postretirement liabilities	49,122	58,840
Deferred income taxes	5,217	3,800
Other liabilities	2,405	3,152
Total non-current liabilities	56,744	68,762
Commitments and contingencies (see Note 11)
Common stock (par value $0.01 per share; shares authorized 20,000,000; Shares issued 12,963,164 and 12,903,037)	130	129
Additional paid-in capital	122,140	121,015
Retained earnings	94,882	89,557
Treasury shares (at cost, 0 and 9,243)	—	(104)
Accumulated other comprehensive loss	(38,226)	(54,656)
Total shareholders’ equity	178,926	155,941
Total liabilities and shareholders’ equity	$318,949	$297,550

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Sales	$317,920	$292,013	$315,249
Cost of sales	210,352	194,486	210,711
Gross profit	107,568	97,527	104,538

Selling, general and administrative expenses	79,950	79,647	81,271
Research & development	14,543	13,514	14,140
Restructuring charges	4,506	661	3,558
Other (income) expense, net	(365)	310	632
Income from operations	8,934	3,395	4,937

Interest expense	417	555	655
Interest income	(166)	(227)	(156)
Income from continuing operations before income taxes	8,683	3,067	4,438
Income taxes	2,837	1,843	1,828
Net income	$5,846	$1,224	$2,610

Per share data:

Basic earnings per share	$0.45	$0.10	$0.20

Diluted earnings per share	$0.45	$0.09	$0.20

Cash dividends declared per share:	$0.04	$0.08	$0.08

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$5,846	$1,224	$2,610
Other comprehensive income (loss):
Foreign currency translation adjustments	9,660	(4,811)	(4,598)
Retirement plans related adjustments	7,720	(899)	(5,945)
Unrealized (loss) gain on cash flow hedges	(456)	138	—
Other comprehensive income (loss) before tax	16,924	(5,572)	(10,543)
Income tax expense (benefit)	494	371	(631)
Other comprehensive income (loss), net of tax	16,430	(5,943)	(9,912)
Total comprehensive income (loss)	$22,276	$(4,719)	$(7,302)

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$5,846	$1,224	$2,610
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge	1,401	—	—
Depreciation and amortization	8,905	8,789	8,824
Debt issuance costs amortization	155	131	134
Deferred income taxes	376	689	(768)
Gain on sale of assets	(38)	(38)	(26)
Gain on dissolution of subsidiary	(833)	—	—
Unrealized foreign currency transaction loss	(296)	524	404
Changes in operating assets and liabilities, net of businesses acquired:
Accounts receivable	(2,993)	(284)	3,942
Restricted cash	411	(927)	827
Inventories	6,451	252	(1,442)
Other assets	(925)	(372)	834
Accounts payable	611	141	450
Customer deposits	4,421	(776)	7,762
Accrued expenses	1,658	(3,964)	3,250
Accrued pension and postretirement liabilities	(35)	(92)	(74)
Net cash provided by operating activities	25,115	5,297	26,727

Investing activities
Capital expenditures	(3,207)	(2,479)	(4,210)
Deposit on assets held for sale	516	—	—
Proceeds from sales of assets	68	118	69
Net cash used in investing activities	(2,623)	(2,361)	(4,141)

Financing activities
Proceeds from short-term notes payable to bank	20,987	42,820	32,502
Repayments of short-term notes payable to bank	(21,734)	(42,114)	(32,502)
Repayments of long-term debt	(6,088)	(5,761)	(4,464)
Dividends paid	(526)	(1,052)	(1,037)
Purchases of treasury stock	(80)	(368)	(201)
Net cash used in financing activities	(7,441)	(6,475)	(5,702)
Effect of exchange rate changes on cash	1,652	(980)	(403)
Net increase (decrease) in cash	16,703	(4,519)	16,481

Cash and cash equivalents at beginning of period	28,255	32,774	16,293

Cash and cash equivalents at end of period	$44,958	28,255	$32,774

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance at December 31, 2014	$128	$120,538	$87,777	$(46)	$(38,801)	$169,596
Net Income	—	—	2,610	—	—	2,610
Other comprehensive loss, net of tax	—	—	—	—	(9,912)	(9,912)
Dividends declared	—	—	(1,019)	—	—	(1,019)
Common shares issued	—	257	—	—	—	257
Stock based compensation	—	(267)	—	(18)	—	(285)
Net issuance of treasury stock	—	(4)	—	(138)	—	(142)
Balance at December 31, 2015	128	120,524	89,368	(202)	(48,713)	161,105
Net Income	—	—	1,224	—	—	1,224
Other comprehensive loss, net of tax	—	—	—	—	(5,943)	(5,943)
Dividends declared	—	—	(1,035)	—	—	(1,035)
Common shares issued	1	526	—	—	—	527
Stock based compensation	—	54	—	(3)	—	51
Net issuance of treasury stock	—	(89)	—	101	—	12
Balance at December 31, 2016	129	121,015	89,557	(104)	(54,656)	155,941
Net Income	—	—	5,846	—	—	5,846
Beginning balance adjustment	—	3	(2)	—	—	1
Other comprehensive income, net of tax	—	—	—	—	16,430	16,430
Dividends declared	—	—	(519)	—	—	(519)
Common shares issued	1	404	—	—	—	405
Stock based compensation	—	625	—	(71)	—	554
Net issuance of treasury stock	—	93	—	175	—	268
Balance at December 31, 2017	$130	$122,140	$94,882	$—	$(38,226)	$178,926

See accompanying notes to the consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

Nature of Business

Hardinge Inc. ("Hardinge" or "the Company") is a machine tool manufacturer, which designs and manufactures computer-numerically controlled cutting lathes, machining centers, grinding machines, collets, chucks, index fixtures, and other industrial products. Products are sold to customers in North America, Europe, and Asia. A substantial portion of sales are to small and medium-sized independent job shops, which in turn sell machined parts to their industrial customers. Industries directly and indirectly served by the Company include: aerospace, automotive, communications, computer, construction equipment, defense, energy, farm equipment, medical equipment, recreational equipment, and transportation.

The Company operates through two reportable segments, Metalcutting Machine Solutions ("MMS") and Aftermarket Tooling and Accessories ("ATA"). The MMS segment includes high precision computer controlled metalcutting turning machines, vertical machining centers, horizontal machining centers, grinding machines, and repair parts related to those machines. The ATA segment includes products, primarily collets and chucks, that are purchased by manufacturers throughout the lives of their Hardinge or other branded machines.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America ("US GAAP"), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents are highly liquid financial instruments with an original maturity of three months or less at the date of purchase.

Restricted Cash

Occasionally, the Company is required to maintain cash deposits with certain banks with respect to contractual obligations as collateral for customer deposits. Additionally, restricted cash includes amounts due under mandatory principal reduction provisions associated with certain term debt agreements. As of December 31, 2017 and 2016, the amount of restricted cash was approximately $2.7 million and $2.9 million, respectively.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for doubtful accounts was $0.8 million at both December 31, 2017 and 2016. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would result in additional expense to the Company.

Other Current Assets

Other current assets consist of prepaid insurance, prepaid real estate taxes, prepaid software license agreements, prepaid income taxes, and deposits on certain inventory purchases. When applicable, prepayments are expensed on a straight-line basis over the corresponding life of the underlying asset.

Inventories

Inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or net realizable value. Elements of cost include raw materials, purchased components, labor, and overhead.

The Company assesses the valuation of inventory balances, and reduces the carrying value of those inventories that are obsolete or in excess of forecasted usage to their estimated net realizable value. The net realizable value of such inventories is estimated based on analysis and assumptions including, but not limited to, historical usage, future demand, and market requirements. The carrying value of inventory is also compared to the estimated selling price less costs to sell and inventory carrying value will be adjusted accordingly. Reductions to the carrying value of inventories are recorded in cost of goods sold. If future demand for products is less favorable than forecasts, inventories may need to be reduced, which would result in additional expense.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Major additions, renewals, or improvements that extend the useful lives of assets are capitalized. Maintenance and repairs are expensed to operations as incurred. Depreciation expense is computed using the straight-line and accelerated methods, generally over the following estimated useful lives of the assets (in years):

Buildings	40
Machinery	12
Patterns, tools, jigs and furniture and fixtures	10
Office and computer equipment	3-5

Goodwill and Intangible Assets

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standard Update ("ASU") Topic 350, Intangibles-Goodwill and Other ("ASC 350"), goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually on the first day of the fourth quarter, or when events indicate that an impairment could exist. Goodwill impairment is deemed to exist if the carrying value of a reporting unit exceeds its estimated fair value. The reporting units are determined based upon whether discrete financial information is available and reviewed regularly, whether those units constitute a business, and the extent of economic similarities between those reporting units for purposes of aggregation. The reporting units identified under ASC 350-20-35-33 are at the component level, or one level below the reporting segment level as defined under ASC 280-10-50-10 "Segment Reporting-Disclosure." The Company has two reporting units.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

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

The Company performed its qualitative assessment as of October 1, 2017 and there were no indicators of impairment. Accordingly, the Company did not perform the two-step goodwill impairment test for any of its reporting units. See Note 6: "Goodwill and Intangible Assets" for more information.

Intangible assets with indefinite lives are not subject to amortization. They are reviewed for impairment at least annually, or more frequently if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Intangible assets that are determined to have a finite life are amortized over their estimated useful lives and are also subject to review for impairment, if indicators of impairment are identified.

Future impairment indicators, such as declines in forecasted cash flows, may cause additional significant impairment charges. Impairment charges could be based on such factors as the Company's stock price, forecasted cash flows, assumptions used, control premiums, or other variables.

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

Accrued Expenses

Accrued expenses include $12.8 million and $8.0 million in compensation related expenses at December 31, 2017 and 2016, respectively, as well as $8.2 million and $7.2 million of commissions payable for December 31, 2017 and 2016, respectively.

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

A valuation allowance is established when it is more likely than not that all, or a portion of deferred tax assets are not expected to be realized. The Company assesses all available positive and negative evidence to determine whether a valuation allowance is needed. Positive and negative evidence to be considered includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. Supporting a conclusion that a valuation allowance is not necessary is difficult when there is negative evidence, such as cumulative losses in recent years.

A full valuation allowance is maintained on the tax benefits of the U.S. net deferred tax assets and it is expected that a full valuation allowance on future tax benefits will be recorded until an appropriate level of profitability in the U.S. is sustained. A valuation allowance is also maintained on the U.K., German, and Dutch deferred tax assets related to tax loss carryforwards in those jurisdictions, as well as all other deferred tax assets of those entities.

The calculation of the tax liabilities requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. The provision for income taxes reflects a combination of income earned and taxed in the U.S. and the various states, as well as federal and provincial jurisdictions in Switzerland, U.K., Germany, France, the Netherlands, China, Taiwan, and India. Jurisdictional tax law changes, increases or decreases in permanent differences between book and tax

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

items, accruals or adjustments of accruals for tax contingencies or valuation allowances, and the change in the mix of earnings from these taxing jurisdictions all affect the overall effective tax rate.

The Company accounts for uncertain tax positions using a more likely than not recognition threshold. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity, and changes in facts or circumstances related to a tax position. Interest and penalties related to uncertain tax positions are included as a component of income tax expense.

Revenue Recognition

Revenue from product sales is generally recognized upon shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable, collectability is reasonably assured, and the title and risk of loss have passed to the customer. Sales are recorded net of discounts, customer sales incentives, and returns. Discounts and customer sales incentives are typically negotiated as part of the sales terms at the time of sale and are recorded as a reduction of revenue. The Company does not routinely permit customers to return machines. In the rare case that a machine return is permitted, a restocking fee is typically charged. Returns of spare parts and workholding products are limited to a period of 90 days subsequent to purchase, excluding special orders, which are not eligible for return. An estimate of returns, which is not significant, is recorded as a reduction of revenue and is based on historical experience. Transfer of ownership and risk of loss are generally not contingent upon contractual customer acceptance. Prior to shipment, each machine is tested to ensure the machine's compliance with standard operating specifications as listed in the promotional literature. On an exception basis, where larger multiple machine installations are delivered which require run-offs and customer acceptance at their facility, revenue is recognized in the period of customer acceptance.

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

Warranties

The Company offers warranties for products sold. The specific terms and conditions of those warranties vary depending upon the product sold and the country in which the product was sold. A basic limited warranty is generally provided for a period of one to two years. The costs that may be incurred are estimated under the basic limited warranty, based largely upon actual warranty repair cost history, and we record a liability for such costs when the related product revenue is recognized. The resulting accrual balance is reviewed during the year. Factors that affect the warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim.

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
DECEMBER 31, 2017

Foreign Currency Translation and Re-measurement

The functional currency of the Company's foreign subsidiaries is their local currency. Net assets are translated at month end exchange rates while income, expense, and cash flow items are translated at average exchange rates for the applicable period. Translation adjustments are recorded within accumulated other comprehensive income (loss). Gains and losses resulting from foreign currency denominated transactions are included as a component of "Other (income) expense, net" in the Consolidated Statements of Operations.

Fair Value of Financial Instruments

Financial instruments consist primarily of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, long-term debt, and foreign currency forwards. See Note 2. "Fair Value of Financial Instruments" for additional disclosure.

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
DECEMBER 31, 2017

NOTE 2.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	December 31, 2017		December 31, 2016		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$44,958	$44,958	$28,255	$28,255	Level 1
Restricted cash	2,717	2,717	2,923	2,923	Level 1
Foreign currency forward contracts	583	583	308	308	Level 2
Liabilities:
Variable interest rate debt	—	—	5,986	5,986	Level 2
Foreign currency forward contracts	1,048	1,048	566	566	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. Due to the short period to maturity or the nature of the underlying liability, the fair value of variable interest rate debt approximates their respective carrying amounts. The fair value of foreign currency forward contracts is measured based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of December 31, 2017 and December 31, 2016, there were no significant transfers in and/or out of Level 1 and Level 2.

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	December 31, 2017	December 31, 2016
Foreign currency forwards designated as hedges:
Other current assets	$413	$153
Accrued expenses	(686)	(264)
Foreign currency forwards not designated as hedges:
Other current assets	170	155
Accrued expenses	(362)	(302)
Foreign currency forwards, net	$(465)	$(258)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

The Company applied fair value principles during goodwill impairment tests. Step one of the goodwill impairment test consisted of determining a fair value for each of the Company's reporting units. The fair value for the Company's reporting units cannot be determined using readily available quoted Level 1 or Level 2 inputs that are observable or available from active markets. Therefore, the Company used valuation models to estimate the fair values of its reporting units, which use Level 3 inputs. To estimate the fair values of reporting units, the Company uses significant estimates and judgmental factors. The key estimates and factors used in the valuation models included revenue growth rates and profit margins based on internal forecasts, terminal value, WACC, and earnings multiples. See Note 6. "Goodwill and Intangible Assets" for more information regarding the Company's goodwill impairment tests.

Pension Plan Assets

The fair values and classification of the defined benefit plan assets is as follows (in thousands):

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$54,627	$54,627	$—	$—
Income funds(2)	28,429	28,429	—	—
Growth and income funds(3)	97,114	—	97,114	—
Hedge funds(4)	14,105	—	—	14,105
Real estate funds	3,608	769	2,839	—
Other assets	2,355	706	1,618	31
Cash and cash equivalents	2,110	2,110	—	—
Total	$202,348	$86,641	$101,571	$14,136

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Growth funds(1)	$39,247	$39,247	$—	$—
Income funds(2)	25,276	25,276	—	—
Growth and income funds(3)	84,176	—	84,176	—
Hedge funds(4)	22,860	—	—	22,860
Real estate funds	3,327	761	2,566	—
Other assets	2,128	618	1,510	—
Cash and cash equivalents	3,735	3,735	—	—
Total	$180,749	$69,637	$88,252	$22,860
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
(4)    Hedge funds represent a managed portfolio of investments that use advanced investment strategies such as leveraged, long, short, and derivative positions in both domestic and international markets with the goal of generating high returns. These funds are subject to quarterly redemptions and advanced notification requirements, as well as the right to delay redemption until sufficient fund liquidity exists.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

A summary of the changes in the fair value of the defined benefit plans assets classified within Level 3 of the valuation hierarchy is as follows (in thousands):

	Year Ended December 31,
	2017	2016
Balance at beginning of year	$22,860	$27,071
Purchases	—	1,000
Sales and settlements	(9,829)	(5,335)
Unrealized (losses) gains	1,070	124
Exchange Rate Impact	3	—
Transfers in/(out) and Other	32	—
Balance at end of year	$14,136	$22,860

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

NOTE 3.  INVENTORIES

Net inventories consist of the following (in thousands):

	December 31, 2017	December 31, 2016
Raw materials and purchased components	$28,557	$33,822
Work-in-process	33,355	31,799
Finished products	42,590	41,397
Inventories, net	$104,502	$107,018

NOTE 4. DERIVATIVE INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies, as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. Generally these contracts have a term of less than one year. The valuations of these derivatives are measured at fair value based on observable market inputs, such as spot and forward rates. A group of highly rated domestic and international banks are used in order to mitigate counterparty risk on the forward contracts.

For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other (income) expense, net” when the hedging relationship is deemed to be ineffective. As of December 31, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $38.2 million and $45.5 million, respectively. The Company expects approximately $0.3 million of net losses, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of December 31, 2017 and December 31, 2016, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $30.3 million and $35.4 million, respectively. For the years ended December 31, 2017 and 2016, losses of $0.8 million and $0.1 million, respectively, were recorded related to this type of derivative financial instruments. For contracts that are not designated as hedges, the gain or loss on the contracts are recognized in current earnings in the “Other (income) expense, net” line item in the Consolidated Statements of Operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Land, buildings, and improvements	$71,914	$81,311
Machinery, equipment, and fixtures	78,168	75,177
Office furniture, equipment, and vehicles	23,633	22,471
Construction in progress	300	272
	174,015	179,231
Accumulated depreciation	(123,225)	(122,270)
Property, plant and equipment, net	$50,790	$56,961

Depreciation expense was $6.3 million, $6.6 million, and $7.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 6.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,620	$39,054
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2015	—	6,620	6,620

Currency translation adjustments	—	(41)	(41)
Goodwill	32,434	6,579	39,013
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2016	—	6,579	6,579

Currency translation adjustments	—	98	98
Goodwill	32,434	6,677	39,111
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2017	$—	$6,677	$6,677

Goodwill is reviewed for possible impairment at least annually, or more frequently upon the occurrence of an event, or when circumstances indicate that a reporting unit's carrying amount is greater than its fair value. The Company performed a qualitative assessment during the fourth quarter of both 2017 and 2016 and determined that there were no indicators of impairment. Accordingly, the Company did not perform the two-step goodwill impairment test for any reporting unit in both 2017 and 2016.

In 2015, the Company performed a review and test of goodwill and determined that the fair value exceeded the carrying amount for all of our reporting units with goodwill.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

The major components of intangible assets other than goodwill are as follows (in thousands):

	December 31, 2017	December 31, 2016
Gross amortizable intangible assets:
Technical know-how	$12,997	$12,944
Customer lists	9,026	8,981
Land rights	2,667	2,498
Patents, trade names, drawings, and other	4,420	4,356
Total gross amortizable intangible assets	29,110	28,779

Accumulated amortization:
Technical know-how	(8,067)	(7,438)
Customer lists	(2,204)	(1,744)
Land rights	(378)	(304)
Patents, trade names, drawings, and other	(3,670)	(3,490)
Total accumulated amortization	(14,319)	(12,976)
Amortizable intangible assets, net	14,791	15,803

Indefinite lived intangible assets:
Trade names	11,595	10,927

Intangible assets other than goodwill, net	$26,386	$26,730

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$1,250	$1,282	$1,804

Estimated amortization expense for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Fiscal Year	Future Estimated Amortization
2018	$1,107
2019	1,089
2020	1,045
2021	1,027
2022	1,015
Thereafter	9,508
The Company performed a qualitative review of its indefinite lived intangible assets in the fourth quarter of 2017 and 2016 and determined that there were no indicators of impairment.
In 2015, the Company performed a review and test for impairment of indefinite lived intangible assets. The fair value of the indefinite lived intangible assets were calculated using a discounted cash flow analysis, and resulted in the fair value exceeding the carrying value.
See Note 2. "Fair Value of Financial Instruments" for a discussion of the fair value measures used in determining these impairment charges.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

NOTE 7.  FINANCING ARRANGEMENTS

Financing arrangements are maintained with several financial institutions. These financing arrangements are in the form of long term loans, credit facilities, and lines of credit. The credit facilities allow the Company to borrow up to $68.6 million at December 31, 2017, of which $51.3 million can be borrowed for working capital needs. As of December 31, 2017, $59.6 million was available for borrowing under these arrangements of which $50.8 million was available for working capital needs. There were no borrowings outstanding at December 31, 2017. Total consolidated term borrowings outstanding, net of unamortized debt issuance fees were $5.9 million at December 31, 2016. Additionally, the Company had borrowings under revolving credit facilities of $0.7 million at December 31, 2016. Details of these financing arrangements are discussed below.

Long-term Debt

Long-term debt consists of (in thousands):

	December 31,
	2017	2016
Term loans, net of unamortized debt issuance fees	—	5,893
Current portion, net of unamortized debt issuance fees	—	(2,923)
Total long-term debt, less current portion	$—	$2,970

In January 2016 we adopted guidance which requires that debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Unamortized debt issuance costs of $0.07 million and $0.02 million were recorded as "Current portion of long-term debt" and "Long-term debt" respectively to reduce the carrying amount of debt liability on the Consolidated Balance Sheets at December 31, 2016. The Company's debt issuance cost amortization was not affected by the adoption of the new guidance.

In May 2013, the Company and Hardinge Holdings GmbH, a direct wholly-owned subsidiary, entered into a term loan agreement with a bank pursuant to which the bank provided a $23.0 million secured term loan facility for the acquisition of Forkardt. The agreement was amended in October 2013 and was scheduled to mature in April 2018, however the Company chose to pay the debt early in August 2017. The interest rate on the term loan was determined from a pricing grid with the London Interbank Offered Rate ("LIBOR") and base rate options based on the Company's leverage ratio and was 0.00% at December 31, 2016. The principal amount outstanding at December 31, 2016 was $3.1 million.

In November 2013, the Company and Hardinge Holdings GmbH entered into a replacement term loan agreement with the same bank pursuant to which the bank converted $10.8 million of the then outstanding principal on the term loan to CHF 3.8 million ($3.7 million equivalent) and EUR 5.0 million ($5.3 million equivalent) borrowings. The CHF principal balance was paid in full in November 2016. The interest rate on the EUR portion of the term loan was determined with a pricing grid with the Euro Interbank Offered Rate ("EURIBOR") and base rate options based on the Company's leverage ratio and was 1.88% at December 31, 2016. The principal amount outstanding at December 31, 2016 was EUR $2.8 million ($2.9 million equivalent). The EUR principal balance was paid in full in August 2017.

The term loan was secured by (i) liens on all of the Company's U.S. assets (exclusive of real property); (ii) a pledge of 65% of the Company's investment in Hardinge Holdings GmbH; (iii) a negative pledge on the Company's headquarters in Elmira, New York; (iv) liens on all of the personal property assets of Hardinge Grinding Group (formerly Usach), Forkardt Inc. (formerly Cherry Acquisition Corporation) and Hardinge Technology Systems Inc., a wholly-owned subsidiary and owner of the real property comprising the Company's world headquarters in Elmira, New York ("Technology"); and (v) negative pledges on the intellectual property of the Revolving Credit Borrowers and Technology.

The loan agreement contained financial covenants requiring a minimum fixed charge coverage ratio of not less than 1.15 to 1.00 (tested quarterly on a rolling four-quarter basis), a maximum consolidated total leverage ratio of 3.00 to 1.00 (tested quarterly on a rolling four-quarter basis), and maximum annual consolidated capital expenditures of $10.0 million. The loan agreement also contains such other representations, affirmative and negative covenants, prepayment provisions and events

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

of default that are customary for these types of transactions. The Company was in compliance with the covenants under the loan agreement and is no longer subject to these covenants as this loan was paid in full.

Credit Facilities

The Company maintains various credit facilities for working capital and export business purposes. These facilities allow us to borrow funds and issue letters of credit in various currencies as required in the normal course of our business. A summary of the credit facilities is as follows (in thousands):

December 31, 2017
Revolving Credit Facilities:	Purpose	Exp. Date	Interest Rate	Total Line (USD)	Borrowings Outstanding	Letters of Credit Outstanding	Total Availability (for purpose as noted)
Domestic Facilities:
M&T Bank(1)	Working Capital and Letters of Credit	4/30/18	3.38%	$25,000	$—	$506	$24,494
Chemung Canal Trust Company	Working Capital and Letters of Credit	6/30/18	5.00%	3,000	—	—	3,000
Foreign Facilities:
Credit Suisse(2)	Working Capital and Letters of Credit	7/31/18	Variable	18,473	—	6,163	12,310
UBS(3)	Working Capital and Letters of Credit	N/A	Variable	1,026	—	509	517
Mega International Bank(4)	Working Capital and Letters of Credit	6/12/18	Variable	12,000	—	—	12,000
China Construction Bank(5)	Working Capital and Letters of Credit	12/17/18	4.79%	3,074	—	—	3,074
Bank of China(6)	Letters of Credit	7/5/18	—	3,074	—	452	2,622
HSBC(7)	Letters of Credit	8/15/18	—	3,000	—	1,461	1,539
Total Revolving Debt Facilities				$68,647	$—	$9,091	$59,556

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

December 31, 2016
Revolving Credit Facilities:	Purpose	Exp. Date	Interest Rate	Total Line (USD)	Borrowings Outstanding	Letters of Credit Outstanding	Total Availability (for purpose as noted)
Domestic Facilities:
M&T Bank(1)	Working Capital and Letters of Credit	4/30/18	2.94%	$25,000	$—	$1,107	$23,893
Chemung Canal Trust Company	Working Capital and Letters of Credit	6/30/17	5.00%	3,000	24	—	2,976
Foreign Facilities:
Credit Suisse(2)	Working Capital and Letters of Credit	7/31/18	Variable	17,661	—	4,979	12,682
UBS(3)	Working Capital and Letters of Credit	N/A	Variable	6,868	—	155	6,713
Mega International Bank(4)	Working Capital and Letters of Credit	6/12/17	Variable	12,000	679	—	11,321
China Construction Bank(5)	Working Capital and Letters of Credit	12/10/17	4.79%	2,880	—	—	2,880
Bank of China(6)	Letters of Credit	8/25/17	—	4,320	—	83	4,237
Industrial and Commercial Bank of China	Letters of Credit	7/31/16	—	—	—	—	—
HSBC(7)	Letters of Credit	8/15/17	—	3,000	—	605	2,395
Total Revolving Debt Facilities				$74,729	$703	$6,929	$67,097

(1) This credit facility is secured by substantially all of the Company's U.S. assets (exclusive of real property), a negative pledge on its worldwide headquarters in Elmira, NY, and a pledge of 65% of our investment in Hardinge Holdings GmbH. The credit facility charges a 0.25% commitment fee on unused funds and does not include any financial covenants.
(2) This facility charges a commitment fee on the average unutilized amount of the facility of 30% of the applicable margin. The terms of the credit facility contains customary representations, affirmative, negative and financial covenants and events of default and is secured by mortgage notes in an aggregate amount of CHF 9.2 million ($9.0 million equivalent) on two buildings owned by Kellenberger. The facility is also subject to a minimum equity covenant requirement whereby the equity of both the Holdings Group and Kellenberger must be at least 35% of the subsidiary's balance sheet total assets. At December 31, 2017, the Company was in compliance with the covenants under the loan agreement.
(3) In 2016 this facility was secured by Kellenberger's real property up to CHF 3.0 million ($2.9 million equivalent) and was subject to a minimum equity covenant requirement where the minimum equity for Kellenberger must be at least 35% of its balance sheet total assets. In 2017 the facility was renewed unsecured with no covenant requirements.
(4) Secured by the buildings and land owned by Hardinge Taiwan Precision Machinery Limited.
(5) This facility is secured by real property owned by Hardinge Machine Co. Ltd.
(6) Individual letters of credit issued under this facility require a cash deposit of 30% of the face value of the letter of credit.
(7) Secured with a $1.2 million cash deposit.

Interest Paid

Interest paid in 2017, 2016 and 2015 totaled $0.2 million, $0.4 million and $0.3 million respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

NOTE 8.  RESTRUCTURING CHARGES

In March 2017, management initiated a strategic restructuring program in our MMS segment with the goals of streamlining the Company's cost structure, increasing operational efficiencies and cash generation, and improving shareholder returns. This program consists of rationalizing certain product lines, consolidating certain European manufacturing operations, and selling certain assets and is projected to be substantially complete by mid-2018.

As part of the above mentioned program, in September 2017, the Company agreed to sell a manufacturing facility in Biel, Switzerland for $9.8 million, for which a deposit of $0.5 million was received. The building and the related deposit are included in "Assets Held for Sale" and "Accrued Expenses" in the Consolidated Balance Sheets. The sale is expected to be finalized in the second quarter of 2018.

During September 2017, the Company initiated a strategic global realignment of our selling organization with a focus on unified regional sales channels to improve customer contact and service, a simplified product offering, and the elimination of redundancies. In addition, we have initiated a program to optimize our purchasing and supply chain management practices through consolidation of these teams into a single organization to leverage our global talent and buying power. This initiative is expected to be substantially completed in 2018.

The combined March 2017 initiative and the September 2017 global strategic program (the combined "Program") is intended to generate annual pre-tax savings ranging from approximately $12.0 million to $12.5 million once fully implemented in the latter part of 2018. We expect to incur total costs of approximately $7.5 million, of which $1.4 million is a non-cash inventory impairment charge related to product line rationalization. The total costs estimates are included in the table below.

Restructuring charges are included in the "Restructuring charges" line item in the Consolidated Statements of Operations. The table below presents the total costs incurred in connection with the Program, the amount of costs that have been recognized during the year ended December 31, 2017, and the cumulative costs recognized by the Program (in thousands):

	Total Costs Expected to be Incurred	Twelve Months Ended December 31, 2017 (Cumulative costs recognized to date)
Total:
Employee termination costs	$2,897	$2,270
Inventory Impairment	1,401	1,401
Facility related costs	862	195
Consulting fees	1,715	315
Other related costs	663	325
Total Company	$7,538	$4,506

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

The amounts accrued associated with the Program are included in "Accrued expenses" and "Inventory" in the Consolidated Balance Sheets. A rollforward of the accrued restructuring costs is presented below (in thousands):

Total

Balance at December 31, 2016	$—
Restructuring charges:
Employee termination costs	2,270
Inventory impairment	1,401
Facility related costs	195
Consulting fees	315
Other related costs	325
Total restructuring charges for the period	$4,506

Cash expenditures	(2,077)
Non cash item	(1,401)
Other adjustments to accrual	—
Foreign currency translation adjustment	18
Balance at December 31, 2017	$1,046

NOTE 9.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in accrued expenses, is as follows (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$3,556	$3,802
Warranties issued	2,035	2,116
Warranty settlement costs	(1,949)	(2,330)
Changes in accruals for pre-existing warranties	(449)	70
Currency translation adjustments	162	(102)
Balance at end of year	$3,355	$3,556

NOTE 10.  INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Cut and Jobs Act Bill (“the Tax Act”). The Tax Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign-sourced earnings.

At December 31, 2017, we have not completed our accounting for the tax effects of the enactment of the Tax Act; however, under Staff Accounting Bulletin 118 (“SAB 118), we have made a reasonable estimate of the effects of the one-time transition tax. The one-time transition tax is based on our total post-1986 foreign earnings and profits for which we have previously deferred from U.S. income taxes. We recognized a provisional amount of $1.2 million, which is included as a component of income tax expense from continuing operations for the reasonable estimate made with regards to the one-time transition tax. Any subsequent adjustments to this amount will be recorded through current tax expense in the quarter of 2018 when the analysis is complete. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

We are still analyzing the Tax Act and refining our calculations, which could potentially impact the measurement of our tax balances. The substantial 2017 impacts of the enactment of the Tax Act are reflected in the tables below.

The Company's pre-tax income (loss) from continuing operations for domestic and foreign sources is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Domestic	$(454)	$(359)	$1,675
Foreign	9,137	3,426	2,763
Total	$8,683	$3,067	$4,438

Significant components of income tax expense attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$1,160	$—	$—
State	$22	$(16)	$9
Foreign	1,318	1,678	1,851
Total current	2,500	1,662	1,860
Deferred:
Federal	(131)	158	155
Foreign	468	23	(187)
Total deferred	337	181	(32)
Total income tax expense	$2,837	$1,843	$1,828

The following is a reconciliation of income tax expense computed at the United States statutory rate to amounts shown in the Consolidated Statements of Operations:

	2017	2016	2015
Federal income taxes at statutory rate	35.0%	35.0%	35.0%
Taxes on foreign income which differ from the U.S. statutory rate	(16.4)	(22.1)	(1.8)
Effect of change in the enacted rate	2.4	(1.3)	(2.6)
Change in valuation allowance	(203.0)	(3.9)	(2.3)
U.S. taxation of international operations	15.0	32.3	6.2
Change in estimated liabilities	(2.6)	9.5	1.8
Non-deductible items	1.5	10.8	4.8
State and local income taxes	(0.5)	(0.1)	0.1
Tax Cut and Jobs Act of 2017	201.3	—	—
	32.7%	60.2%	41.2%

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Federal, state, and foreign net operating losses	$18,998	$20,372
Postretirement benefits	384	631
Deferred employee benefits	1,270	1,688
Accrued pension	9,256	16,410
Inventory valuation	1,576	2,766
Foreign tax credit carryforwards	—	7,693
Other	883	2,030
	$32,367	$51,590
Less valuation allowance	(28,035)	(45,012)
Total deferred tax assets	$4,332	$6,578

Deferred tax liabilities:
Tax over book depreciation	$(3,215)	$(3,509)
Inventory valuation	(2,003)	(1,995)
Intangible assets	(1,080)	(1,600)
Other	(118)	(303)
Total deferred tax liabilities	(6,416)	(7,407)
Net deferred tax liabilities	$(2,084)	$(829)

Non-current deferred tax assets of $3.1 million and $3.0 million for 2017 and 2016, respectively, are reported in "Other non-current assets" in the Consolidated Balance Sheets.

In 2017, the valuation allowance decreased by $17.0 million, of which $16.3 million was due to operational results and $0.7 million of valuation allowance was recorded in other comprehensive income (loss). The significant decrease in the valuation allowance due to operational results was primarily driven by the revaluation of the deferred tax assets of the U.S. group as a result of the change in the corporate tax rate from 35% to 21%, which was enacted in 2017 as part of the Tax Cuts & Jobs Act discussed above.

In 2016, the valuation allowance decreased by $1.3 million, of which $0.4 million was due to operational results and $0.9 million of valuation allowance was recorded in other comprehensive income (loss).

At December 31, 2017, there were U.S. federal and state net operating loss carryforwards of $26.2 million and $22.4 million, respectively, which expire from 2028 through 2037. If certain substantial changes in the Company's ownership occur, there would be an annual limitation on the amount of the carryforwards that can be utilized. There also are foreign net operating loss carryforwards of $53.3 million, of which $9.4 million will expire between 2020 through 2027, and of which $43.9 million have no expiration date.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

A reconciliation of the beginning and ending amount of uncertain tax positions is as follows (in thousands):

	December 31,
	2017	2016	2015
Balance at beginning of year	$1,847	$2,305	$2,342
Additions for tax positions related to the current year	282	302	282
Additions for tax positions of prior years	253	72	263
Reductions for tax positions of prior years	(518)	(832)	—
Reductions due to lapse of applicable statutes of limitation	(719)	—	(582)
Balance at end of year	$1,145	$1,847	$2,305

If recognized, essentially all of the uncertain tax positions and related interest at December 31, 2017 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that certain uncertain tax positions pertaining to the foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The estimated change in uncertain tax positions for these items is estimated to be between $0.2 million and $0.9 million.

Interest and penalties related to uncertain tax positions are recorded as income tax expense in the Consolidated Statements of Operations. Accrued interest related to the uncertain tax positions was $0.1 million at December 31, 2017 and 2016. There were no accrued penalties related to uncertain tax positions in 2017 or 2016. The accrued interest is reported in other liabilities on the Consolidated Balance Sheets.

The tax years 2014, 2015, 2016, and 2017 remain open to examination by the U.S. federal taxing authorities. The tax years 2012 through 2017 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, India, Germany, Netherlands, and China); the tax years between 2010 and 2017 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

Net taxes paid in 2017, 2016, and 2015 totaled $1.3 million, $1.7 million, and $1.5 million, respectively.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

The Company is a defendant in various lawsuits as a result of normal operations and in the ordinary course of business. Management believes the outcome of these lawsuits will not have a material effect on the financial position or results of operations.

The Company’s operations are subject to extensive federal, state, local, and foreign laws and regulations relating to environmental matters. Certain environmental laws can impose joint and several liability for releases or threatened releases of hazardous substances upon certain statutorily defined parties regardless of fault or the lawfulness of the original activity or disposal. Hazardous substances and adverse environmental effects have been identified with respect to real property owned by the Company, and on adjacent parcels of real property.

In particular, the Elmira, NY manufacturing facility is located within the Kentucky Avenue Wellfield on the National Priorities List of hazardous waste sites designated for cleanup by the United States Environmental Protection Agency ("EPA") because of groundwater contamination. The Kentucky Avenue Wellfield Site (the "Site") encompasses an area which includes sections of the Town of Horseheads and the Village of Elmira Heights in Chemung County, NY. In February 2006, the Company received a Special Notice Concerning a Remedial Investigation/Feasibility Study ("RI/FS") for the Koppers Pond (the “Pond”) portion of the Site. The EPA documented the release and threatened release of hazardous substances into the environment at the Site, including releases into and in the vicinity of the Pond. The hazardous substances, including metals and polychlorinated biphenyls, have been detected in sediments in the Pond.

Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party ("PRP") at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on the Company’s property within this Site under supervision of regulatory authorities had

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

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

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012, the PRP's submitted a Remedial Investigation (RI) to respond to EPA issues raised in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announced its proposed remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over the Pond. The preferred remedy includes long-term monitoring and institutional controls. After a public comment period, on December 13, 2016, the EPA issued a Certificate of Completion confirming that the RI/FS was complete, confirming that all PRP obligations related to the RI/FS had been performed in accordance with the provisions of the Administrative Settlement Agreement and Order on Consent, and approving the remedy selected in the FS as the final response action for the Pond.

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

    In September 2017, the nine participating PRPs privately negotiated and finalized an allocation of costs amongst themselves, with 10.75% of the costs being allocated to the Company. Based on the estimated cost of the present remedy of $1.9 million, and with credit for costs previously paid by the Company for the RI/FS, the remaining costs that have been allocated to the Company will not exceed $0.2 million. The Company has the entire amount reserved as of December 31, 2017. This reserve is reported in Accrued expenses in the Consolidated Balance Sheets.

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

The Company had purchase commitments of $30.2 million as of December 31, 2017.

The Company leases space for some of the manufacturing, sales, and service operations with remaining lease terms of up to 7 years and use certain office equipment and automobiles under lease agreements expiring at various dates. Rent expense under these leases totaled $2.9 million, $3.0 million and $3.3 million, during the years ended December 31, 2017, 2016, and 2015, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

At December 31, 2017, future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2018	$3,103
2019	2,076
2020	1,211
2021	983
2022	795
Thereafter	726
Total	$8,894

The Company has entered into written employment contracts with some of our executive officers. The current effective term of the employment agreements ranges from one to two years. The agreements contain an automatic, successive one year extension unless either party provides the other with two months prior notice of termination. In the case of a change in control, as defined in the employment contracts, the term of each officer's employment will be automatically extended for a period of two years following the date of the change in control. These employment contracts also provide for severance payments in the event of specified termination of employment, the amount of which is increased upon certain termination events to the extent such events occur within twelve months following a change in control.

NOTE 12.  SHAREHOLDERS' EQUITY

The Company's common stock has a par value of $0.01 per share. The common stock outstanding activity for each of the years ended December 31, 2017, 2016, and 2015 was as follows (in shares):

	Common Stock
	2017	2016	2015
Balance at beginning of year	12,893,794	12,838,227	12,821,768
Shares distributed/exercised	80,908	101,759	36,464
Shares purchased	(4,688)	(45,776)	(18,605)
Shares forfeited	(6,850)	(416)	(1,400)
Balance at end of year	12,963,164	12,893,794	12,838,227

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

Domestic employees hired on or after March 1, 2004 have retirement benefits under the 401(k) defined contribution plan. After the completion of one year of service, the Company will contribute 4% of an employee's pay and will further match 25% of the first 4% that the employee contributes. For employees participating in the domestic 401(k) plan, the Company made contributions of $1.8 million, $1.7 million, and $2.0 million in 2017, 2016, and 2015, respectively. In conjunction with the permanent freeze of benefit accruals under the domestic defined benefit pension plan, employees that were actively participating in the domestic defined benefit pension plan became eligible to receive company contributions in the 401(k) plan. Additionally, upon reaching age 50, employees who were age 40 or older as of January 1, 2011 and were participants in the

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

domestic defined benefit pension plan are provided enhanced employer contributions in the 401(k) plan to compensate for the loss of future benefit accruals under the defined benefit pension plan. In December 2017 the Company approved an amendment to the 401(k) plan to phase out this enhanced employer contribution. In 2018 employees who are eligible for the enhanced employer contributions will earn half the amount previously earned. This benefit will be eliminated beginning as of January 1, 2019. The Company recognized $1.7 million, $1.6 million, and $2.0 million of expense for the domestic defined contribution plan in 2017, 2016, and 2015, respectively. Employees may contribute additional funds to the plan for which there is no required company match. All employer and employee contributions are invested at the direction of the employees in a number of investment alternatives, one being Hardinge Inc. common stock.

In 2017, lump sum benefits paid out of the Switzerland Kellenberger Stiftung plan exceeded the settlement threshold of current fiscal year service cost plus interest cost. As a result, a $0.1 million settlement charge was recognized as of April 30, 2017 in the 2017 net periodic benefit cost. The 2017 net periodic benefit cost was re-measured to take account of the discharge of liability. In 2016, as a result of a significant lump sum benefit paid out of the Switzerland Kellenberger Stiftung Plan, a $0.6 million settlement charge was recognized as of January 31, 2016 in the 2016 net periodic benefit cost. The annual 2016 net periodic benefit cost for this plan was re-measured as a result of the settlement. In 2015, as a result of a voluntary early retirement program that provided a temporary enhancement under the qualified domestic pension plan, a $0.2 million special termination benefit was recognized in the net periodic benefit cost.

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

The discount rate for determining benefit obligations in the postretirement benefits plans was 3.90% and 4.38% at December 31, 2017 and 2016, respectively. The change in the discount rate increased the accumulated postretirement benefit obligation as of December 31, 2017 by $0.1 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

A summary of the pension and postretirement benefits plans' funded status and amounts recognized in the Consolidated Balance Sheets is as follows (in thousands):

	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$235,826	$234,350	$1,729	$1,683
Service cost	1,949	2,178	12	11
Interest cost	6,019	6,624	73	76
Plan participants' contributions	1,581	1,516	283	292
Actuarial loss (gain)	5,769	7,117	(15)	67
Foreign currency impact	6,437	(4,686)	—	—
Benefits and administrative expenses paid	(9,514)	(8,579)	(381)	(400)
Settlements	(921)	(2,694)	—	—
Benefit obligation at end of year	247,146	235,826	1,701	1,729

Change in plan assets:
Fair value of plan assets at beginning of year	180,748	180,007	—	—
Actual return on plan assets	20,099	10,347	—	—
Employer contributions	4,618	4,214	98	108
Plan participants' contributions	1,581	1,516	283	292
Foreign currency impact	5,737	(4,063)	—	—
Benefits and administrative expenses paid	(9,514)	(8,579)	(381)	(400)
Settlements	(921)	(2,694)	—	—
Fair value of plan assets at end of year	202,348	180,748	—	—
Funded status of plans	$(44,798)	$(55,078)	$(1,701)	$(1,729)

Amounts recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$2,956	$2,387	$—	$—
Current liabilities	(264)	(260)	(105)	(126)
Non-current liabilities	(47,490)	(57,205)	(1,596)	(1,603)
Net amount recognized	$(44,798)	$(55,078)	$(1,701)	$(1,729)

Amounts recognized in Accumulated Other Comprehensive (Loss) consists of:
Net actuarial (loss) gain	$(72,842)	$(80,837)	$552	$581
Prior service credit	1,228	1,474	—	—
Accumulated other comprehensive (loss) income	(71,614)	(79,363)	552	581
Accumulated contributions in excess (deficit) of net periodic benefit cost	26,816	24,285	(2,253)	(2,310)
Net deficit recognized in Consolidated Balance Sheets	$(44,798)	$(55,078)	$(1,701)	$(1,729)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

The projected benefit obligations for the foreign pension plans included in the amounts above were $129.4 million and $120.2 million at December 31, 2017 and 2016, respectively. The plan assets for the foreign pension plans included above were $120.5 million and $105.1 million at December 31, 2017 and 2016, respectively.

The accumulated benefit obligations for the foreign and domestic pension plans were $243.5 million and $232.5 million at December 31, 2017 and 2016, respectively.

The following information is presented for pension plans where the projected benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2017	2016
Projected benefit obligations	$242,309	$230,724
Fair value of plan assets	194,554	173,259
Excess of projected benefit obligations over plan assets	$47,755	$57,465

The following information is presented for pension plans where the accumulated benefit obligations exceeded the fair value of plan assets (in thousands):

	Pension Benefits
	December 31,
	2017	2016
Accumulated benefit obligations	$238,368	$227,145
Fair value of plan assets	193,848	172,641
Excess of accumulated benefit obligations over plan assets	$44,520	$54,504

A summary of the components of net periodic benefit cost for the Company, which includes an executive supplemental pension plan, is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Service cost	$1,949	$2,178	$1,953	$12	$11	$12
Interest cost	6,019	6,624	6,676	73	76	74
Expected return on plan assets	(8,508)	(9,025)	(9,555)	—	—	—
Amortization of prior service credit	(311)	(311)	(318)	—	—	—
Amortization of transition asset	—	(214)	(258)	—	—	—
Settlement loss	118	633	16	—	—	—
Special termination benefits	—	—	235	—	—	—
Amortization of loss (gain)	3,740	3,645	3,273	(43)	(58)	(51)
Net periodic benefit cost (income)	$3,007	$3,530	$2,022	$42	$29	$35

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

A summary of the changes in pension and postretirement benefits recognized in other comprehensive (income) loss is presented below (in thousands):

	Pension Benefits			Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
Net loss (gain) arising during year	$(5,821)	$5,794	$9,543	$(15)	$67	$(100)
Amortization of transition asset	—	253	258	—	—	—
Amortization of prior service credit	311	311	318	—	—	—
Amortization of (gain) loss	(3,858)	(4,317)	(3,289)	43	58	51
Foreign currency exchange impact	1,619	(1,267)	(835)	—	—	—
Total recognized in other comprehensive (income) loss	(7,749)	774	5,995	28	125	(49)
Net recognized in net periodic benefit cost and other comprehensive (income) loss	$(4,742)	$4,304	$8,017	$70	$154	$(14)

The net periodic benefit cost for the foreign pension plans included in the amounts above was $1.9 million, $2.1 million, and $0.6 million, for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company expects to recognize $3.2 million of net loss and $0.3 million of net prior service credit as components of net periodic benefit cost in 2018 for the defined benefit pension plans. The Company expects to recognize $0.04 million of net gain as a component of net periodic benefit cost for the postretirement benefits plans in 2018.

Actuarial assumptions used to determine pension costs and other postretirement benefit costs include:

	Pension Benefits			Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Assumptions at January 1
For the domestic plans:
Discount rate	4.39%	4.75%	4.28%	4.38%	4.69%	4.23%
Expected return on plan assets	7.50%	7.50%	7.50%	N/A	N/A	N/A
For the foreign plans:
Weighted average discount rate	0.87%	0.89%	1.21%
Weighted average expected return on plan assets	3.14%	3.91%	3.95%
Weighted average rate of compensation increase	1.52%	1.51%	1.52%

Actuarial assumptions used to determine pension obligations and other postretirement benefit obligations include:

	Pension Benefits		Postretirement Benefits
	2017	2016	2017	2016
Assumptions at December 31
For the domestic plans:
Discount rate	3.86%	4.39%	3.90%	4.38%
For the foreign pension plans:
Weighted average discount rate	0.87%	0.89%
Weighted average rate of compensation increase	1.52%	1.51%

For the domestic and foreign plans (except for the Taiwan plan), discount rates used to determine the benefit obligations are based on the yields on high grade corporate bonds in each market with maturities matching the projected benefit

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

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

Given the relatively long horizon of the aggregate obligation, the investment strategy is to improve and maintain the funded status of the domestic and foreign plans over time, without exposure to excessive asset value volatility. This risk is managed primarily by maintaining actual asset allocations between equity and fixed income securities for the plans within a specified range of its target asset allocation. In addition, the Company ensures that diversification across various investment subcategories within each plan are also maintained within specified ranges.

The domestic and foreign pension assets are managed by outside investment managers and held in trust by third-party custodians. The selection and oversight of these outside service providers is the responsibility of management, investment committees, plan trustees, and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements, related policy guidelines, and applicable governmental regulations regarding permissible investments and risk control practices.

Contributions

The Company's funding policy is to contribute to the defined benefit pension plans when pension laws and economics either require or encourage funding. The Company contributions expected to be paid during the year ended December 31, 2018 to the qualified domestic plan are $4.0 million. The Company contributions expected to be paid during the year ending December 31, 2018 to the foreign defined benefit pension plans are $2.4 million. Additionally, one of the Switzerland plans requires employee contributions.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

Year	Pension Benefits	Postretirement Benefits
2018	$10,589	$106
2019	11,510	114
2020	10,978	120
2021	11,617	121
2022	12,071	115
Thereafter	60,140	496

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

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

A summary of stock-based compensation expense is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock Options	$274	$—	$—
Restricted stock/unit awards	180	244	322
Performance share incentives	100	—	(608)
Total stock-based compensation expense	$554	$244	$(286)

Stock options, restricted stock/unit awards, and performance share incentives are the only award types currently outstanding and are discussed below.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

Stock Options

There were 310,000 non-qualified stock options granted in the year ended December 31, 2017. There are no other vested or unvested stock options outstanding. None of the stock options outstanding are exercisable at December 31, 2017. The fair market value of stock options is estimated using the Black Scholes valuation model. A summary of stock option activity, including assumptions used in the Black Scholes model used to calculate the fair value of stock options granted in 2017, is as follows:

Year Ended December 31, 2017
Expected volatility	36.6% - 38.5%
Expected dividend yield	0.0% - 0.66%
Risk free rate	1.32% - 2.02%
Expected term (in years)	6.0 - 6.5
Weighted average grant date fair value	$4.81
Weighted average exercise price	$12.64

Unamortized deferred compensation cost (in millions)	$1.2
Expected weighted-average recognition period for unrecognized compensation cost (in years)	2.3

Stock options vest over a two or three-year period based on either a service period or a combination of service period and performance measures. Deferred compensation for stock options is amortized on a straight-line basis for stock options, which vest over a specified service period, and is recognized ratably for stock options, which also have a performance requirement to the extent that it is probable that the performance target will be met. The Company used the simplified method of calculating the expected term of of stock options as exercise data relating to stock options was not available. All stock options granted have a ten-year contractual term.

The aggregate intrinsic value of stock options at December 31, 2017 was $1.5 million, which is calculated as the difference between the stock price as of December 31, 2017 and the exercise price of the option.

Restricted Stock/Unit Awards

Restricted stock/units (the "RSAs") are awarded to certain employees. RSAs vest at the end of the service period and are subject to forfeiture as well as transfer restrictions. During the vesting period, the RSAs are held by the Company and the recipients are entitled to exercise rights pertaining to such shares, including the right to vote such shares. When dividends are declared, such dividends are deemed to be paid to the recipients. The Company withholds and accumulates the deemed dividends until such point that the RSAs are earned. If the RSAs are not earned, the accrued dividends are forfeited. The RSAs are valued based on the closing market price of the Company's common stock on the date of the grant. The deferred compensation is being amortized on a straight-line basis over three years for all outstanding RSAs.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

All outstanding RSAs are unvested. A summary of the RSA activity is as follows (in shares):

	Year Ended December 31,
	2017	2016	2015
RSAs outstanding at beginning of year	37,500	105,875	160,175
Awarded	47,350	—	—
Vested	(34,700)	(65,052)	(50,000)
Canceled or forfeited	(9,650)	(3,323)	(4,300)
RSAs outstanding at end of year	40,500	37,500	105,875

Unamortized deferred compensation cost (in millions)	$0.4	$0.1	$0.3
Expected weighted-average recognition period for unrecognized compensation cost (in years)	1.97	0.92	1.20

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

A summary of the PSI activity is as follows (in shares):

	Year Ended December 31,
	2017	2016	2015
PSIs outstanding at beginning of year	51,809	105,875	105,875
Awarded	47,350	—	—
Canceled or forfeited	(54,574)	(54,066)	—
PSIs outstanding at end of year	44,585	51,809	105,875

Unamortized deferred compensation cost (in millions)	$0.4	$0.6	$1.2
Expected weighted-average recognition period for unrecognized compensation cost (in years)	2.31	0.97	1.16

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

NOTE 15.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31, 2017
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$15,483	$(70,102)	$(37)	$(54,656)
Other comprehensive income (loss) before reclassifications	10,493	4,173	(45)	14,621
Less income (loss) reclassified from AOCI	833	(3,547)	411	(2,303)
Net other comprehensive income (loss)	9,660	7,720	(456)	16,924
Income tax (benefit) expense	(206)	821	(121)	494
Ending balance, net of tax	$25,349	$(63,203)	$(372)	$(38,226)

	Year Ended December 31, 2016
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)
Other comprehensive (loss) income before reclassifications	(4,811)	(4,594)	63	(9,342)
Less loss reclassified from AOCI	—	(3,695)	(75)	(3,770)
Net other comprehensive (loss) income	(4,811)	(899)	138	(5,572)
Income tax expense	235	103	33	371
Ending balance, net of tax	$15,483	$(70,102)	$(37)	$(54,656)

	Year Ended December 31, 2015
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,913	$(64,570)	$(144)	$(38,801)
Other comprehensive (loss) before reclassifications	(4,598)	(8,607)	(212)	(13,417)
Less loss reclassified from AOCI	—	(2,662)	(212)	(2,874)
Net other comprehensive loss	(4,598)	(5,945)	—	(10,543)
Income tax expense expense (benefit)	786	(1,415)	(2)	(631)
Ending balance, net of tax	$20,529	$(69,100)	$(142)	$(48,713)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

Details about reclassification out of AOCI for the 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,			Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2017	2016	2015
Unrealized (loss) gain on cash flow hedges:
	$386	$27	$(120)	Sales
	25	(102)	(92)	Other (income) expense, net
	411	(75)	(212)	Total before tax
	125	(16)	36	Tax (expense) benefit
	$536	$(91)	$(176)	Net of tax
Retirement plans related adjustments:
Amortization of prior service credit	$311	$311	$318	(a)
Amortization of transition asset	—	253	258	(a)
Amortization of actuarial loss	(3,740)	(3,626)	(3,222)	(a)
Settlement (gain) loss	(118)	(633)	(16)	(a)
	(3,547)	(3,695)	(2,662)	Total before tax
	376	426	187	Tax benefit
	$(3,171)	$(3,269)	$(2,475)	Net of tax
Foreign currency translation adjustment:
Cumulative translation adjustment on dissolution of foreign subsidiary	$833	$—	$—	Other (income) expense, net
	$833	$—	$—	Total before tax
	$—	$—	$—	Tax (expense) benefit
	$833	$—	$—	Net of tax

____________________
(a)  These AOCI components are included in the computation of net period pension and post retirement costs. See Note 13. "Employee Benefits" for details.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

NOTE 16.  EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. For diluted earnings (loss) per share, the weighted average number of shares includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings (loss) per share computation (in thousands):

	Year Ended December 31,
	2017	2016	2015
Numerator for basic and diluted earnings (loss) per share:
Net Income applicable to common shareholders	$5,846	$1,224	$2,610

Denominator:
Denominator for basic earnings per share — weighted average shares	12,900	12,824	12,776
Assumed exercise of stock options	24	20	21
Assumed satisfaction of restricted stock conditions	47	65	75
Denominator for diluted earnings per share — adjusted weighted average shares	12,971	12,909	12,872

For the year ended December 31, 2017, there were 127,008 shares of certain stock-based compensation awards excluded from the calculation of diluted earnings per share, as they were anti-dilutive. For the year ended December 31, 2016, there were no shares excluded from the calculation of diluted earnings per share. For the year ended December 31, 2015, there were15,995 shares of certain stock-based compensation awards excluded from the calculation of diluted earnings per share, as they were anti-dilutive.

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

Metalcutting Machine Solutions (MMS)

This segment includes operations related to grinding, turning, and milling, as discussed below, and related repair parts. The products are considered to be capital goods with sales prices ranging from approximately thirty thousand dollars for some high volume products to around two million dollars for some lower volume grinding machines or other specialty built turnkey systems of multiple machines. Sales are subject to economic cycles and, because they are most often purchased to add manufacturing capacity, the cycles can be severe with customers delaying purchases during down cycles and then aggressively requiring machine deliveries during up cycles. Machines are purchased to a lesser extent during down cycles as customers seek productivity improvements or they have new products that require new machining capabilities.

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
DECEMBER 31, 2017

inch. Management considers Hardinge to be a leader in the field of producing machines capable of consistently and cost-effectively producing parts to very close dimensions.

Machining centers are designed to remove material from stationary, prismatic or box-like parts of various shapes with rotating tools that are capable of milling, drilling, tapping, reaming, and routing. Machining centers have mechanisms that automatically change tools based on commands from an integrated computer control without operator assistance. Machining centers are generally purchased by the same customers who purchase other Hardinge equipment. The Company supplies a broad line of machining centers under the Bridgeport brand name addressing a range of sizes, speeds, and powers.

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

Aftermarket Tooling and Accessories (ATA)

This segment includes products that are purchased by manufacturers throughout the lives of their machines. The prices of units are relatively low per piece with prices ranging from forty dollars on high volume collets to two hundred thousand dollars or more for specialty chucks, and they typically are considered to be a fairly consumable, but durable, product. The Company's products are used on all types and brands of machine tools, not limited to Hardinge Brand machines. Sales levels are affected by manufacturing cycles, but not as severely as capital goods lines. While customers may not purchase large dollar machines during a down cycle, their factories are operating with their existing equipment, and accessories are still needed as they wear out or they are needed for a change in production requirements.

The two primary product groups are collets and chucks. Collets are cone-shaped, metal sleeves used for holding circular, or rod like pieces in a lathe, or other machine that provide effective part holding and accurate part location during machining operations. Chucks are a specialized clamping device used to hold an object with radial symmetry, especially a cylindrical object. A chuck is most commonly used to hold a rotating tool or a rotating work piece. Some of the specialty chucks can also hold irregularly shaped objects that lack radial symmetry. While the Company's products are known for accuracy and durability, they are consumable in nature.

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

	Year Ended December 31, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$251,906	$66,551	$(537)	$317,920
Depreciation and amortization	5,566	1,949		7,515
Segment income	5,803	11,122		16,925
Capital expenditures	2,745	462		3,207
Segment assets(1)	224,717	44,962		269,679

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

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

A reconciliation of segment income to consolidated income (loss) from continuing operations before income taxes for the years ended December 31, 2017, 2016, and 2015 are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Segment income	$16,925	$9,970	$10,737
Unallocated corporate expense	(7,991)	(6,575)	(5,800)
Interest expense, net	(251)	(328)	(499)
Other unallocated income	—	—	—
Income from continuing operations before income taxes	$8,683	$3,067	$4,438

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Total segment assets	$269,679	$265,279	$274,334
Unallocated assets	49,270	32,271	36,604
Total assets	$318,949	$297,550	$310,938

Unallocated assets include cash of $45.0 million, $28.3 million, and $32.8 million at December 31, 2017, 2016, and 2015, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

No single customer accounted for more than 5% of the consolidated sales in 2017, 2016, or 2015. Products are sold throughout the world and sales are attributed to countries based on the country where the products are shipped. Information concerning the principal geographic areas is follows (in thousands):

	2017		2016		2015
	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)	Sales	Long-lived Assets (1)
North America
United States	$90,783	$33,101	$87,122	$35,166	$103,650	$37,607
Other	9,165	—	5,546	—	4,820	—
Total North America	99,948	33,101	92,668	35,166	108,470	37,607
Europe
England	6,733	180	7,925	340	12,780	555
Germany	34,712	1,333	38,573	1,333	34,830	1,388
France	9,433	100	10,201	79	9,397	74
Italy	6,694	—	4,729	—	5,159	—
Switzerland	5,927	22,529	5,211	28,025	7,613	30,322
Other	27,830	—	24,743	—	27,490	—
Total Europe	91,329	24,142	91,382	29,777	97,269	32,339
Asia
China	101,719	9,345	94,816	9,242	92,727	10,515
Taiwan	6,605	14,645	2,957	13,534	3,772	13,453
India	5,030	2,620	3,722	2,551	4,356	2,749
Other	13,289	—	6,468	—	8,655	—
Total Asia	126,643	26,610	107,963	25,327	109,510	26,717
Consolidated Total	$317,920	$83,853	$292,013	$90,270	$315,249	$96,663
____________________

(1)	Long-lived assets consist of property, plant and equipment, goodwill, and other intangible assets.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

NOTE 18.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for 2017 and 2016 is as follows (in thousands, except per share data):

	Quarter
	First	Second	Third	Fourth
2017
Sales	$64,557	$78,197	$84,991	$90,175
Gross profit	21,387	26,629	28,615	30,937
Net (loss) income	(2,048)	2,522	2,199	3,173

Per share data:
Basic (loss) earnings per share (1)	$(0.16)	$0.20	$0.17	$0.25
Diluted (loss) earnings per share (1)	$(0.16)	$0.20	$0.17	$0.24

Basic weighted average shares outstanding	12,880	12,894	12,907	12,918
Diluted weighted average shares outstanding	12,880	12,938	12,983	13,054

	Quarter
	First	Second	Third	Fourth
2016
Sales	$67,822	$70,186	$67,211	$86,794
Gross profit	22,744	23,553	23,151	28,079
Net (loss) income	(1,245)	145	(1,383)	3,707

Per share data:
Basic (loss) earnings per share (1)	$(0.10)	$0.01	$(0.11)	$0.29
Diluted (loss) earnings per share (1)	$(0.10)	$0.01	$(0.11)	$0.29

Basic weighted average shares outstanding	12,797	12,812	12,835	12,854
Diluted weighted average shares outstanding	12,797	12,898	12,835	12,922
____________________

(1)	Due to the changes in outstanding shares from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the earnings per share for the year.

NOTE 19.  NEW ACCOUNTING STANDARDS

On December 22, 2017, the 2017 Tax Act (the “Act”) was passed. Due to the significant complexity of the Act, the Securities Exchange Commission has issued its Staff Accounting Bulletin 118 (“SAB 118”) to provide companies additional time to analyze and report the effects of tax reform. Under SAB 118, companies are required to record those items where analysis is complete, include reasonable estimates and label them as provisional where analysis is incomplete, and if reasonable estimates cannot be made, record items under the previous tax law. Companies are required to have their analysis completed within one year. We have not completed our analysis for the tax effects related to the Act; however, we have made a reasonable estimate and have recorded additional tax expense in the year ended December 31, 2017 of approximately $1.2 million. Future adjustments will be recorded through current tax expense in the quarter of 2018 in which the analysis is completed.

In January 2017, the FASB issued Accounting Standards Update ("ASU") No. 2017-01 Business Combinations: Clarifying the Definition of a Business. This guidance revises the definition of a business and may affect acquisitions, disposals, goodwill impairment, and consolidation. The new guidance specifies that when substantially all of the fair value of gross assets

HARDINGE INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2017

acquired is concentrated in a single asset (or a group of similar assets), the assets acquired would not represent a business. The changes to the definition of a business in this guidance will likely result in more acquisitions being accounted for as asset acquisitions and would also affect the accounting for disposal transactions. The new guidance is effective in 2018. Early adoption is permitted. The Company is evaluating the impact that this guidance will have on the financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Accounting for Goodwill Impairment. This guidance simplifies the accounting for goodwill impairment by eliminating the need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. The revised guidance is effective for calendar year end 2020. The Company is evaluating the impact that this guidance will have on the financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - a Consensus of the FASB’s Emerging Issues Task Force, which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash, which specifies that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. These standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that this guidance will have a material effect on the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation. The guidance simplifies several areas of accounting for share based compensation arrangements, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share based payment awards. Forfeitures can be estimated or recognized when they occur. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. The Company adopted this guidance as of March 31, 2017 and has elected to recognize forfeitures as they occur. The adjustments recorded did not have a material impact on our financial statements.

In March 2016, the FASB ASU No. 2016-05, Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The new guidance clarifies that a change in counterparty to a derivative contract (i.e. a novation), in and of itself, does not require the dedesignation of a hedging relationship provided that all other hedging criteria continue to be met. This guidance is effective for fiscal years beginning after December 15, 2017 and interim periods within fiscal years beginning after December 15, 2018. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

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
DECEMBER 31, 2017

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. This guidance directs an entity to measure inventory at lower of cost or net realizable value, versus lower of cost or market. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2016, and all annual and interim periods thereafter. The Company uses estimated net realizable value as an approximation of fair value and therefore the adoption of this guidance did not have an effect on the Company's financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. Between August 2015 and May 2016, the FASB issued four additional updates, 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, and 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients to provide further guidance and clarification in accounting for revenue arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, and all annual and interim periods thereafter. In 2017, the Company developed a project plan and timeline to complete a diagnostic assessment to begin developing solutions. This assessment included an initial training of key personnel, sampling of contracts, and revenue stream evaluation. In the second half of 2017, we completed a comprehensive review of all of our revenue streams, updated our accounting policies and completed training of sales and accounting staff world-wide. In the first quarter of 2018 the Company expects to implement and test any changes in policy, processes, systems and internal controls and compute required transition adjustments and disclosures. The Company expects to adopt the standard on a modified retrospective basis. We do not expect the adoption of this standard to have a material impact on our financial statements.

NOTE 20.  SUBSEQUENT EVENT

Recent Acquisition Announcement
On February 12, 2018, Hardinge announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hardinge Holdings, LLC, a Delaware limited liability company (“Parent”), and Hardinge Merger Sub, Inc., a New York corporation (“Acquisition Sub”), which are affiliates of Privet Fund LP and Privet Fund Management LLC (collectively, “Privet”). Pursuant to the Merger Agreement, Parent has agreed to acquire the shares of Hardinge that Privet does not beneficially own in an all-cash merger transaction (the “Merger”) for $18.50 per share valued at approximately $245.0 million, subject to approval of Hardinge shareholders and other customary closing conditions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None

Item 9A.  Controls and Procedures.

Management's Evaluation of Disclosure Controls and Procedures

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2017, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.

Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2017.

Management's Report on Internal Control over Financial Reporting

The management of Hardinge Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control-Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2017.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Hardinge Inc.

Opinion on Internal Control over Financial Reporting
We have audited Hardinge Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Hardinge Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) of the Company and our report dated March 9, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Buffalo, New York
March 9, 2018

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

At the Company's 2016 Annual Meeting of Shareholders, shareholders approved an advisory proposal that requested the Board of Directors take the steps necessary to eliminate the classification of the Board of Directors. After considering the matter, the Board of Directors unanimously adopted a resolution approving the Certificate Amendment and further recommending that the Certificate Amendment be approved by the Company's shareholders at the Meeting. Additionally, the Board of Directors has unanimously approved certain amendments to the Company's By-Laws which provide for the elimination of the classification of the Board of Directors (the "By-Law Amendments"). The approval of the By-Law Amendments by the Board of Directors was conditioned upon obtaining the approval of the Certificate Amendment by the Company's shareholders at the Meeting. At the Company's 2017 Annual meeting of the Shareholders, the shareholders approved the elimination of classification of the Board of Directors and related amendments to the Company's by-laws.

Set forth below is information regarding the directors of the Company as of December 31, 2017.

Name	Age	Committee Memberships/Chair
B. Christopher DiSantis	46	Strategic Alternatives Committee (Chair), Compensation Committee
Charles P. Dougherty	55
Richard R. Burkhart	66	Nominating and Governance Committee
Ryan Levenson	42	Nominating and Governance Committee
Mitchell I. Quain	66	Compensation Committee, Nominating and Governance Committee (Chair), Strategic Alternatives Committee
Benjamin Rosenzweig	33	Audit Committee, Compensation Committee (Chair)
James Silver	60	Audit Committee
Tony Tripeny	59	Audit Committee (Chair), Nominating and Governance Committee, Strategic Alternatives Committee

Mr. DiSantis became Chairman of the Board of Directors in August 2017. Mr. DiSantis is the CEO and a director of Verso Corporation, the leading North American producer of printing papers, specialty papers, and pulp. Prior to Verso since 2012, Mr. DiSantis was the CEO of H-D Advanced Manufacturing, a motion control technology enterprise providing highly engineered components for the aerospace and industrial markets. Previously, he served as CEO of Latrobe Specialty Metals, Inc., primarily a producer of long product specialty alloys, until a successful stock merger with Carpenter Technology Corporation in 2012. Before Latrobe, Mr. DiSantis was the President of Hawk Corporation, a global, diversified engineered products company selling friction technology, powdered metal and electric motor components. He is a director of Channel Products, Inc. and a former director of JFC Holding Corporation. Mr. DiSantis is an expert in implementing operational excellence, excels in business integration, and has broad experience in mergers and acquisitions. He graduated summa cum laude from Dartmouth College with a B.A. in economics and mathematics.

Mr. Dougherty was appointed President and Chief Executive Officer of Hardinge Inc., and was named a Director of the Company, in May 2017. Prior to joining Hardinge, Mr. Dougherty was President and CEO of American Science & Engineering, a public supplier of x-ray inspection systems for security and defense systems, which was acquired by OSI Systems in September 2016. Previously, Mr. Dougherty was with Tyco Electronics Corporation, where he was instrumental in improving multi-billion dollar businesses to leading positions in their markets. He began his career at General Instrument, which was acquired by Motorola in 2000, where he progressed through increasingly challenging leadership positions during his 25 years of service to ultimately lead Motorola’s Voice and Data Solutions, a premier provider of end-to-end IP networking businesses. Mr. Dougherty earned a Bachelor of Business Administration degree from the Wharton School of Business at the University of Pennsylvania and a Master of Business Administration degree from Villanova University.

Mr. Burkhart has been a director since 2016. He is Principal of Stoutheart Corporation, a private holding company that owns and operates various companies in the metals, forging and other industries. Mr. Burkhart has previously led or been a principal in a number of manufacturing companies including New Century Metals and Wotan North America, Stewart Bolling Company, Pratt & Whitney Engineering, Warner & Swasey Grinding, as well as Force Tool and Century Simplimatic. He is currently a director of NMGG Ltd, a private, diversified machine tool manufacturer. He earned a BA in Economics from Denison University and an MBA from the Harvard Business School.

Mr. Levenson has been a director since 2016. He is currently Principal and Portfolio Manager of Privet Fund Management LLC. Mr. Levenson currently serves as a director of Great Lakes Dredge & Dock Corporation and AgJunction, Inc. He also served as director of RELM Wireless, Inc., where he served as a member of the Audit Committee, and as a director and member of the Compensation, Organization and Corporate Governance Committee of Material Sciences Corp. from May 2013 until its sale in March 2014. Mr. Levenson also served as a member of the Board of Directors and Compensation and Audit Committees of The Middleby Corporation from May 2006 until November 2012. Prior to founding Privet Fund Management LLC in February 2007, Mr. Levenson served as Vice President of Business Development at MSI, a privately held building products distributor and construction services company from 2003 until 2006. Prior to his service with MSI, Mr. Levenson served as a financial analyst for Cramer Rosenthal McGlynn's long/short equity hedge fund after working at SAC Capital Advisors LLC in a similar capacity.

Mitchell I. Quain has been a director of the Company since 2004. Mr. Quain has been a Director of Xerium Technologies, Inc. since April 27, 2017. Mr. Quain has been a Senior Advisor to Carlyle Group, Inc., a global alternative asset manager since January 1, 2012. Mr. Quain was a Partner of One Equity Partners, a private investment firm (2010-2011). He was a Senior Director of ACI Capital Corp (2006-2010). Mr. Quain was Chairman of Register.Com, Inc., an internet services provider (2002-2005), and from 1997 to 2001 he was employed with ABN AMRO and its predecessors in several capacities including Vice Chairman. Mr. Quain has an M.B.A. degree from the Harvard Business School. Mr. Quain is lead outside director of Jason Industries, a publicly-traded industrial manufacturing company; a director of AstroNova, Inc., a publicly-traded manufacturer of specialty printers and medical equipment; a director of RBC Bearings Inc., a publicly-traded specialty bearings manufacturer, and a director of Xerium, Inc. a publicly-traded manufacturer and supplier of two types of consumable products used primarily in the production of paper. Mr. Quain's 37 years of investment and analysis experience with industrial companies, his working knowledge of capital markets gained from his experiences as an investment banker, his knowledge and experience as a Chartered Financial Analyst, and his service as a director of other publicly-traded manufacturers offer a valuable perspective to the Board of Directors.

Benjamin L. Rosenzweig has been a director of the Company since 2015. He is is currently a Partner at Privet Fund Management LLC and was nominated by Privet Fund Management LLC and Privet Fund LP to serve as their representative on the Company's Board of Directors pursuant to that certain Agreement, dated October 14, 2015, by and among Hardinge Inc., Privet Fund LP and Privet Fund Management LLC (as further described in this section). Prior to joining Privet in September 2008, Mr. Rosenzweig served as an investment banking analyst in the corporate finance group of Alvarez and Marsal from June 2007 until May 2008, where he completed multiple distressed mergers and acquisitions, restructurings, capital formation transactions, and similar financial advisory engagements across several industries. He has considerable financial expertise, including extensive involvement with capital market transactions and turnaround situations. Mr. Rosenzweig graduated Magna Cum Laude from Emory University with a Bachelor of Business Administration degree in Finance. He is currently a director of PFSweb, Inc., an ecommerce solutions provider, StarTek, Inc., a business process outsourcing service provider, and Cicero, Inc., a developer of desktop activity intelligence and improvement software. Mr. Rosenzweig formerly served as a director of RELM Wireless.

Mr. Silver has been a director of the Company since 2016. He has been a Senior Managing Director of Egret Capital, a private equity firm, since 2006. Prior to joining Egret, Mr. Silver was Managing Director at private equity firm Charterhouse Group, focusing on industrial businesses including the machine tool industry, and turnaround situations. Mr. Silver has served on the Board of Directors of numerous public and private companies. Mr. Silver holds a BGS from the University of Michigan and an MBA from New York University’s Leonard N. Stern School of Business.

R. Tony Tripeny has been a director of the Company since 2012. He is Senior Vice President, Chief Financial Officer of Corning Incorporated, a publicly-traded global, technology based corporation headquartered in Corning, New York that operates in five market segments—display technologies, environmental technologies, optical communications, life sciences, and specialty materials. He has held various other positions with Corning Incorporated including Senior Vice President/Corporate Controller/Principal Accounting Officer (2009-2015), Vice President/Corporate Controller/Principal Accounting Officer (2009), Vice President/Corporate Controller (2005-2009), and various other financial roles (1985-2005). He has a B.S. degree from the University of Pennsylvania. Mr. Tripeny's extensive financial management experience with a large, publicly-traded, global manufacturing company and his in-depth knowledge of investor relations, business development and strategic financial issues enable him to offer a valuable perspective to the Board of Directors. He is also qualified to serve as a director because he is an "audit committee financial expert" as defined by SEC rules and, as such, serves as Chairman of Hardinge's Audit Committee.

List of Executive Officers of the Registrant

Name	Age	Executive Officer Since	Positions and Offices Held
Charles P. Dougherty	55	2017
President and Chief Executive Officer since May 2017; President and CEO of American Science & Engineering, a public supplier of x-ray inspection systems for security and defense systems, which was acquired by OSI Systems in September 2016. Previously, Mr. Dougherty was with Tyco Electronics Corporation, where he was instrumental in improving multi-billion dollar businesses to leading positions in their markets. He began his career at General Instrument, which was acquired by Motorola in 2000, where he progressed through increasingly challenging leadership positions during his 25 years of service to ultimately lead Motorola's Voice and Data Solutions, a premier provider of end-to-end IP networking businesses.

Douglas J. Malone	53	2013
Senior Vice President and Chief Financial Officer since February 2017; Vice President and Chief Financial Officer December 2013 - February 2017; Controller and Chief Accounting Officer August 2008 - December 2013; Senior Vice President-Financial Planning and Analysis for Five Star Bank, a subsidiary of Financial Institutions, Inc., 2005 - 2008; Senior Vice President-Finance and Operations for Bath National Bank, a subsidiary of Financial Institutions, Inc., 2002 - 2005. Mr. Malone also served as a Senior Audit Manager and various other positions at KPMG LLP for a period of seven years.

Randall D. Bahr	51	2017	Senior Vice President, Corporate Development since June 2017; General Manager, Turning & Milling since June 2017; Held a variety of leadership positions with TE Connectivity, 2006-2017.
Urs Baumgartner	55	2016
President, Europe since February 2018 and CEO, L. Kellenberger & Co. AG Switzerland since August 2015; Vice President - Grinding October 2016 - February 2018; Director Sales & Marketing, L. Kellenberger & Co. AG August 2007 - July 2015; Sales Director, Schmid AG Switzerland (a producer of wood combustion systems for industrial applications) from November 2004 - July 2007; Area Sales & Product Manager, Müller Martini Bookbinding-Systems AG Switzerland (a producer of print finishing system/installations) from January 1998 - October 2004; Sales Engineer & Project Manager, Siemens Switzerland (travel control & information systems for local public transportation) from May 1995 - December 1997; Project Manager, Support of Mgmt. R&D and Quality Mgmt., Leica AG Switzerland (geodetic measuring, optical systems and special projects) from November 1986 - April 1995.

William Sepanik	52	2015
President, Americas since February 2018; Vice President of Workholding May 2015 - February 2018; Vice President of Forkardt Operations May 2013 - May 2015; Group General Manager of Forkardt International from January 2011 - May 2013 for ITW; General Manager of ITW Workholding, North American Operations, April 2007 - January 2011; Various other positions in ITW Workholding from July 1996 - April 2007; Engineering Manager and various other positions for Hayes Lemmerz and Motor Wheel Corporation from April 1989 - June 1996.

Audit Committee

The current members of our Audit Committee are Messrs. Tripeny (Chairman), Rosenzweig, and Silver. The Company has an Audit Committee that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.

Audit Committee Financial Expert

The Board has determined that at least one member of the Audit Committee, R. Tony Tripeny, is an Audit Committee Financial Expert for purposes of the SEC rules. Mr. Tripeny is "independent" within the meaning of the rules of all applicable laws and regulations.

Code of Conduct

Our Board has adopted the Code of Conduct for Directors and Executive Officers and the Code of Ethics for the Chief Executive and Senior Financial Officers, which supplement the Code of Conduct governing all Hardinge employees and directors. Copies of these policies are available on our website at www.hardinge.com under the heading "Investor Relations-Corporate Governance." We will promptly disclose any amendments to, or waivers from, the Code of Ethics for the Chief Executive and Senior Financial Officers on our website. During 2017, no waivers were made with respect to the Code of Ethics for the Chief Executive and Senior Financial Officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Hardinge's directors and certain of its officers to file reports of their ownership of Hardinge's common stock and of changes in such ownership with the SEC. Regulations also require Hardinge to identify in this Annual Report any person subject to this requirement who failed to file any such report on a timely basis.

To Hardinge's knowledge, based solely on its review of the copies of such reports furnished to Hardinge and written representations that no other reports were required, with the exceptions noted below, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were met during the fiscal year ended December 31, 2017:

•	A late Form 3 report was filed for Charles P. Dougherty, the Company's Chief Executive Officer, on June 1, 2017 to report his initial holdings of zero shares of common stock as of May 10, 2017; and

•
A late Form 4 report was filed by Urs Baumgartner, Vice President-Grinding, on January 18, 2018 to report his acquisition of 2,800 shares of restricted common stock as a result of the vesting of restricted stock units on the four-year anniversary of the date such units were granted.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Subsequent sections of this Annual Report provide specific information about compensation to the following executive officers of Hardinge (our named executive officers) for the year ended December 31, 2017 and prior years, to the extent applicable, who were our named executive officers during the year ended December 31, 2017:

•	Charles P. Dougherty-President and Chief Executive Officer. Mr. Dougherty has served as an executive officer of Hardinge since May 10, 2017.

•
Richard L. Simons-Former President and Chief Executive Officer. Mr. Simons served as an executive officer of Hardinge since 2008. Mr. Simons separated employment and resigned his position as a member of the Board of Directors, effective May 10, 2017.

•	Douglas J. Malone-Senior Vice President and Chief Financial Officer. Mr. Malone has served as an executive officer of Hardinge since 2013.

•	Randall D. Bahr-Senior Vice President-Corporate Development. Mr. Bahr has served as an executive officer of Hardinge since June 3, 2017.

•
Urs Baumgartner-Vice President-Grinding and CEO at Kellenberger & Co. Mr. Baumgartner has served as an executive officer of Hardinge since 2016. In February 2018, Mr Baumgartner was appointed President, Europe.

•	William B. Sepanik-Vice President-Workholding. Mr. Sepanik has served as an executive officer of Hardinge since 2014. In February 2018, Mr. Sepanik was appointed President, Americas.

•
James P. Langa-Former Senior Vice President-Machine Solutions. Mr. Langa served as an executive officer of Hardinge since 2009. In 2017, the Company eliminated the position of Senior Vice President-Machine Solutions. In conjunction with the foregoing action, Mr. Langa's employment with the Company was terminated, effective August 31, 2017.

Messrs. Dougherty and Simons are named executive officers based on their position as our Chief Executive Officer during 2017. Mr. Malone is a named executive officer based on his position as our Chief Financial Officer. Messrs. Bahr, Baumgartner, and Sepanik are named executive officers by reason of being three of the Company’s most highly compensated executive officers other than its Chief Executive Officer and Chief Financial Officer who were serving as executive officers as of December 31, 2017. Mr. Langa is a named executive officer due to the fact that disclosure would have had to have been provided for him, but for the fact that he was not serving as an executive officer as of December 31, 2017.

To supplement the information presented in the compensation tables and other data presented in this Annual Report, the following is an overview and analysis of our compensation programs and policies for our named executive officers.

Our Compensation Philosophy and Processes

Our Compensation Committee, in consultation with the Board of Directors, designs, establishes, and oversees the Company's compensation programs and compensation philosophy. The Compensation Committee establishes all elements of compensation paid to the Chief Executive Officer and reviews and approves all elements of compensation paid to our executive officers. In targeting increased shareholder value, our guiding compensation principles endeavor to align executive compensation with the Company's strategic objectives and financial performance. We believe it is in our shareholders' interests to attract, motivate, and retain highly qualified individuals in critical positions by providing competitive compensation opportunities. Additionally, we believe that it is critical that we retain the ability to override generic policy statements with specific compensation programs that address evolving concerns in a rapidly changing market.

As a baseline, we believe that, at target performance, our total compensation package for each executive, as well as the individual components of the package, should approximate the median (i.e., the 50th percentile) of our comparative framework. To the extent that the Company performs beyond expectations, executives have the opportunity, through the performance components of our pay program, to earn above-median compensation. We believe that incentive compensation earned by our executives should be consistent with the Company's goal of ensuring accuracy with respect to its financial statements and encouraging ethical behavior. Accordingly, the Board of Directors has adopted a recoupment policy that is applicable to all incentive compensation earned by our executive officers which was determined based wholly or in part on the value of the Company's financial results or the achievement of specified performance measures.

Our compensation philosophy emphasizes pay for performance. The Compensation Committee believes that the performance goals we set for our executive officers should be challenging and aligned with the Company's strategic objectives.

The Compensation Committee has engaged Radford, a subsidiary of Aon Hewitt, as its independent compensation consultant. Radford is assigned projects directly by the Compensation Committee. In February 2016, Radford provided the Compensation Committee with a letter which sets forth updates concerning changes in the compensation market in the 2016 calendar year as compared to the 2015 calendar year.

Elements of Compensation

Compensation for the named executive officers is generally comprised of the following elements, each of which is discussed in more detail below:

Element	Description	Primary Objectives
Base salary	Fixed cash payment reflecting the executive's responsibilities, performance, and expertise	Provide basic level of compensation Recruit and retain executives
Annual Cash Bonus Awards	Annual cash bonus awards are paid if certain company and individual performance goals are achieved	Encourage and reward individual and overall company performance relative to our current plans and objectives
Long-term equity incentives
Performance share units (PSUs) and options, which vest based upon our achievement of performance objectives over a multi-year performance period.financial and strategic objectives

Restricted stock and options, which vest over a multi-year period.
Align the interests of executives with shareholders Promote achievement of longer-term financial and strategic objectives Stock price appreciation enhances retention
Retirement, severance and other benefits	Deferred compensation, retirement and severance plans, health and welfare programs, and perquisites and other personal benefits	Retention Competitiveness Security

Compensation Peer Group

We benchmark our executive compensation programs against a specific group of peer companies (using compensation information reported in their proxy statements) supplemented by published compensation surveys and various other sources such as executive search firms and published industry data. Our use of these sources is incorporated into the subjective determination regarding the total compensation packages for our executive officers and principally serves to ensure that determinations made regarding these compensation packages are consistent with general compensation trends and compensation arrangements for executives at similarly situated companies. We also compare our executive compensation programs to policies and practices of other companies. We refer to these other companies as our "peer group" for executive compensation purposes. The companies included in our peer group were selected based on comparability to Hardinge with respect to market capitalization, sales, manufactured products, and international presence. The peer group being used by the Compensation Committee based on the 2015 study by Radford consisted of the following companies: Altra Holdings, Inc., Cohu, Inc., Columbus McKinnon Corp., Dynamic Materials Corporation, Electro Scientific Industries Inc., Global Power Equipment Group Inc., Hurco Companies Inc., Kadant Inc., Nanometrics Inc., NN, Inc., Rudolph Technologies, Inc., Sifco Industries, Inc., Transcat, Inc and Twin Disc, Incorporated. A review of peer companies is expected to be part of the 2018 independent compensation consultant review in the third quarter of 2018.

Finally, we evaluate the relativity of compensation among our executive officers with a view to ensure that differences properly reflect differences in title, job responsibilities, performance, and seniority.

Role of Executive Officers in Determining Compensation

The Compensation Committee evaluates compensation matters involving our executive officers. Under the Company's Amended and Restated 2011 Incentive Stock Plan, the Compensation Committee recommends long term incentive stock-based awards, which will be subject to ratification by the Board of Directors. With respect to all other executive compensation, the Compensation Committee recommends action, as appropriate, to the independent directors. The Chief Executive Officer plays an active role in preparing information for the Compensation Committee's review and in preparing recommendations for the consideration of the Compensation Committee and the independent directors.

For the Chief Executive Officer and other executive officers, the Compensation Committee evaluates, establishes, and recommends to the independent directors the base salary and targets and awards under the Cash Incentive Plan. The Chief Executive Officer contributes to the establishment of both short term and other performance goals and objectives; however, the Compensation Committee independently assesses, and adjusts as appropriate, all performance goals and objectives before referring them to the independent directors for approval.

The Chief Executive Officer is not present during the Compensation Committee's deliberations of its recommendations to the independent directors with respect to the Chief Executive Officer's and other executive officers' compensation.

Compensation Program Components

The significant components of our compensation program for executive officers include base salary, short term incentive bonus, long term incentive stock-based awards, non-qualified deferred compensation, and other benefits.

Base Salary

Base salary is a fixed, cash component of compensation, which is reviewed and adjusted annually. The goal of this component is to provide Company executives with a stable, market-competitive base of income that is commensurate with an executive's skills, experience, and contributions to the Company.

Short-Term Incentive Bonus

Short term incentive bonus is an annual cash bonus under the Company's Cash Incentive Plan that is fully at risk for the executives.

Long-Term Incentive Stock-Based Awards

Long-term incentive stock-based awards, issued under the Company's Amended and Restated 2011 Incentive Stock Plan, can have up to three elements: restricted shares, performance share units and stock options. Time-vesting restricted shares and stock options are primarily intended to retain executives by providing a compelling incentive for the participating executives to remain with the Company. Restricted shares and stock options also allow the Company to tie a portion of an executive's total compensation directly to increase in share value.

Performance share units and performance-vesting options are intended to motivate executives to set and achieve long range strategic plans that improve the structural performance of the business and increase its intrinsic value over a multi-year period. Performance share units and performance-vesting options vest only if the executive remains with the Company through the performance period and achieves the performance criteria specified by the Compensation Committee. Restricted shares and time-vesting options vest over time periods that are generally longer than the vesting periods for performance share units and performance-vesting options.

In any given year, the Compensation Committee may elect to grant restricted shares, performance share units, stock options, a combination thereof, or the Compensation Committee may elect not to make any long-term incentive stock-based awards, depending on the Compensation Committee's assessment of Company performance, business conditions, strategic goals and plans, executive retention risk, and aggregate holdings by executive participants in the plan.

Non-Qualified Deferred Compensation

The Hardinge Inc. Non-Qualified Deferred Compensation Plan has two purposes: to offset statutory limits imposed on an executive as a participant in the Company's defined contribution retirement plan, and to provide an additional incentive for retention in cases of executives with long standing company service. As of December 31, 2017, Messrs. Dougherty and Malone were the only named executive officers actively participating in the plan. Messrs. Simons and Langa are no longer active participants in the plan due to their terminations of employment. Mr. Bahr was invited to participate in the plan in 2018. Under the terms of that plan, elective deferrals of compensation are fully vested upon contribution of such funds. Contributions to the plan that are made by the Company for the benefit of executives in 2017 were also fully vested upon contribution. The plan is an unfunded, nonqualified deferred compensation plan. Although plan contributions are invested in accordance with elections made by executives in the plan, all contributions and investment earnings remain the property of the Company.

Other Benefits

Miscellaneous other benefits include company car usage. The primary purposes of these benefits are to recruit qualified candidates to the generally rural locations of the Company's facilities, enhance the attractiveness of these locations, and to provide convenient forums in which Company executives can meet and build good relations with customers and visitors.

Recoupment

The Compensation Committee recognizes that incentive compensation provisions should be consistent with the Company's goals of ensuring financial statement accuracy and encouraging ethical behavior. Accordingly, in February 2015, the Board of Directors, following the recommendation of the members of the Compensation Committee, approved a recoupment policy for all incentive compensation that is paid or awarded to executive officers, effective with performance cycles beginning in 2015 and thereafter.

This policy applies in cases where the Compensation Committee determines that the amount of any incentive compensation paid to executive officers during the three-year period preceding the date of restatement of financial statements exceeded the amount that would have been paid based on the restated financial results, and the restatement resulted from the Company's material noncompliance, due in whole or part to intentional fraud or ethical misconduct, with any financial reporting requirement under the federal securities laws. Under those circumstances, the Compensation Committee shall determine whether the Company should recover the difference between the compensation awarded to the affected executive officers and the compensation that would have been paid on the restated financial results for each affected executive officer. The Committee believes that the penalties imposed for misconduct under this policy are consistent with the goals of ensuring financial statement accuracy and encouraging ethical behavior.

Pay mix

Our guiding compensation principles endeavor to align executive compensation with the Company's strategic objectives and financial performance. We use a comparative framework to define specific peer companies and data sources to be used in an annual compensation assessment. Compensation positioning is used to assess pay levels and pay mix of executive compensation. The market 50th percentile is used to target level of pay for all three primary compensation components (i.e., base salary, annual cash incentive bonus, and long-term equity-based incentives) so that each comprise a meaningful portion of the total compensation for executive officers.

For the 2017 annual cash incentive bonus program, 75% of the target award is paid only if defined financial targets are met, and up to 25% is payable based upon the achievement of individual objectives established for the executive. Long-term incentive compensation awards have two components: (i) 50% is made up of performance share units that are awarded only if the Company's financial performance meets defined targets and the executive remains employed through the end of the performance period, subject to certain exceptions, and (ii) 50% is made up of restricted shares that vest over a defined number of years, thus enhancing executive retention.

Consideration of Prior Advisory Vote on Executive Compensation

Annually, we include in our proxy statement a non-binding advisory shareholder vote to approve the executive compensation policies and practices as described in the Company's Compensation Discussion and Analysis, accompanying tables and related narrative set forth in this Annual Report on Form 10-K.

Last year, at our 2017 Annual Meeting of Shareholders, our shareholders voted their approval of the compensation of our executive compensation policies and practices, with approximately 96% of the votes cast. The Compensation Committee has considered the results of this advisory vote in determining the Company's executive compensation policies and practices for 2017, and has determined that these policies and practices are and have been appropriate and in the best interests of the Company and its shareholders at this time.

2017 Compensation of Executive Officers

On February 27, 2017, the Board of Directors increased the salary of Mr. Malone. Data supplied to the Board of Directors by Radford in February 2016 on 2015 competitive market salaries was considered in connection with such determination. Mr. Baumgartner's position was not included in the 2015 market data that was provided to the Board of Directors.

Executive Officer	Date of Base Salary Increase	Base Salary as of February 1, 2017	Position to Market as of February 1, 2015
Richard L. Simons	February 10, 2015*	$464,000	Between 25th percentile and median
Douglas J. Malone	February 27, 2017**	$300,000	Below the 25th percentile
James P. Langa	February 10, 2015*	$292,000	Between 25th percentile and median
Urs Baumgartner†	August 1, 2015***	$281,050
William B. Sepanik	February 9, 2016****	$200,000	Below the 25th percentile
__________________________

*    Effective as of February 1, 2015
**    Effective as of February 1, 2017
***    Effective as of August 1, 2015
****    Effective as of February 1, 2016
†    Actual amount was paid to Mr. Baumgartner in Swiss Francs and the amount reflected above is based on a conversion rate of $1.022 per Swiss Franc, the exchange rate in effect on December 31, 2017.

Short-Term Incentive Bonus

On February 27, 2017, the independent members of the Board of Directors, accepting the recommendations of the Compensation Committee, adopted terms for 2017 cash incentive compensation (the "2017 Plan") for the Company's executive officers under the Cash Incentive Plan. The 2017 Plan provides incentive bonuses payable in cash to the Company's executive officers based on the Company's performance against specified financial performance goals and other objectives recommended by the Compensation Committee and set by the independent members of the Board each year. The Compensation Committee approves payments, if any, after the end of the year.

As provided in the 2017 Plan, target awards for each executive officer are expressed as a percentage of the executive officer's annual base salary. The 2017 target awards were as follows: Mr. Dougherty, 100%; Mr. Simons, 75%; Mr. Malone; 50%; Mr. Bahr, 50%; Mr. Langa, 50%; Mr. Sepanik 50%; and Mr. Baumgartner, 50%.

As set by the Compensation Committee and adopted by the independent members of the Board, 2017 performance goals under the 2017 Plan for Messrs. Dougherty, Bahr, Malone, and Langa included a threshold, target and maximum for the Company's (a) earnings before interest, taxes, and depreciation and amortization (EBITDA) (the "EBITDA Goal") and (b) managed working capital (expressed as a percentage of annualized sales) (the "Managed Working Capital Goal"). Each such executive officer was eligible to earn the percentages of the target award referenced in the table below based on the performance (i.e., if the threshold level is achieved, if the target level is achieved or if the maximum level is achieved) with respect to the EBITDA Goal and Managed Working Capital Goal:

	% of Target Award Paid
Performance Result	EBITDA Goal	Managed Working Capital Goal	Combined Payout
Threshold	12.50%	6.25%	18.75%
Target	50.00%	25.00%	75.00%
Maximum	100.00%	50.00%	150.00%

With respect to the awards made to the executive officers pursuant to the 2017 Plan, the incentive targets as a percentage of salary remained constant in comparison to the terms adopted for the Company's 2016 incentive compensation program for executives (the "2016 Program"), except for Mr. Simons whose target increased from 70% to 75%. Messrs. Dougherty and Bahr joined the Company in 2017 and were awarded targets of 100% and 50% of annual base salary, respectively.

The EBITDA Goal and the Managed Working Capital Goal for the 2017 Program were set at $18.1 million and 37.1% of annualized sales, respectively. These goals were based on the 2017 annual operating plan. With respect to the EBITDA Goal, the actual Company performance was $23.6 million. This level of EBITDA resulted in the maximum achievement level of 100%. With respect to the Managed Working Capital Goal, the actual Company performance was 37.7% of annual sales. This level of Managed Working Capital achieved slightly less than target and resulted in a 19.37% achievement. These awards were made to Mr. Malone, and on a pro rata basis to Messrs. Dougherty, Bahr and Langa based on percent of salary earned in 2017.

Mr. Sepanik was eligible to earn the percentages of the target award referenced in the table below based on the performance (i.e., if the threshold level was achieved, if the target was achieved, or if the maximum level was achieved) with respect to (a) the EBITDA Goal, (b) the Aftermarket Tooling and Accessories ("ATA") segment earnings before interest, taxes, and depreciation and amortization (the "ATA EBITDA Goal"), and (c) the managed working capital for the ATA segment (expressed as percentage of annualized sales) (the "ATA Managed Working Capital Goal"):

	% of Target Award Paid
Performance Result	EBITDA Goal	ATA EBITDA Goal	ATA Managed Working Capital Goal	Combined Payout
Threshold	2.50%	10.00%	6.25%	18.75%
Target	10.00%	40.00%	25.00%	75.00%
Maximum	20.00%	80.00%	50.00%	150.00%

The EBITDA goal was set at $18.1 million, and actual achievement was $23.3 million. This level of EBITDA resulted in the maximum achievement of 100%. With respect to the ATA EBITDA Goal, actual performance was $13.4 million. The target performance level for this goal was $11.2 million, so the percentage of the award based on the ATA EBITDA Goal was 66.01%. With respect to the ATA Managed Working Capital Goal, actual performance was 23.8%. The target performance level for this goal was 23.2%, accordingly, the percentage of the target award based on the ATA Managed Working Capital Goal was 19.37% for Mr. Sepanik.

Mr. Baumgartner was eligible to earn the percentages of the target award referenced in the table below based on the performance (i.e., if the threshold level was achieved, if the target was achieved, or if the maximum level was achieved with respect to (a) the EBITDA Goal, (b) the Grinding operations earnings before interest, taxes, and depreciation and amortization (the "Grinding EBITDA Goal"), and (iii) managed working capital for the Grinding operations (expressed as a percentage of annual sales) (the "Grinding Managed Working Capital Goal").

	% of Target Award Paid
Performance Result	EBITDA Goal	Grinding EBITDA Goal	Grinding Managed Working Capital Goal	Combined Payout
Threshold	2.50%	10.00%	6.25%	18.75%
Target	10.00%	40.00%	25.00%	75.00%
Maximum	20.00%	80.00%	50.00%	150.00%

The EBITDA goal was set at $18.1 million, and actual achievement was $23.3 million. This level of EBITDA resulted in the maximum achievement of 100%. With respect to the Grinding EBITDA Goal, actual performance was $9.6 million. The target performance level for this goal was $6.0 million, accordingly, the percentage of the award based on the Grinding EBITDA results was the maximum of 80%. With respect to the Grinding Managed Working Capital, actual performance was 38.5%. The target performance level for this goal was 45.2%, accordingly, the percentage of the award based on the Grinding Managed Working Capital Results was the maximum of 50% for Mr. Baumgartner.

The Compensation Committee retains full discretion to award or withhold incentive compensation in an amount up to 25% of an executive officer's target award, regardless of whether the Company's performance against the performance goals, and full discretion to reduce, but not increase, any award otherwise determined by the Company's performance against the performance goals.

On February 13, 2018, the independent members of the Company's Board of Directors, accepting the recommendations of the Compensation Committee, approved the payments to Messrs. Dougherty, Malone, Bahr, Langa, Sepanik, and Baumgartner under the 2017 Plan. Set forth below are the incentive payments that were awarded to each of the executives pursuant to the 2017 Plan on February 28, 2018.

Executive Officer	EBITDA Payment	Managed Working Capital Payment	Personal Goals	Total	Target Award	Actual as a Percentage of Target Award
Charles P. Dougherty	$323,287	$62,637	$80,822	$466,746	$323,288	144%
Douglas J. Malone	$150,000	$29,062	$37,500	$216,562	$150,000	144%
Randall D. Bahr	$79,863	$15,473	$19,966	$115,302	$79,863	144%
James P. Langa	$97,334	$18,858	$24,333	$140,525	$97,333	144%

Executive Officer	EBITDA Payment	Grinding EBITDA Payment	Grinding Managed Working Capital	Personal Goals	Total	Target Award	Actual as a Percentage of Target Award
Urs Baumgartner(1)	$28,105	$112,420	$70,263	$28,105	$238,893	$140,525	170%

Executive Officer	EBITDA Payment	Grinding EBITDA Payment	Grinding Managed Working Capital	Personal Goals	Total	Target Award	Actual as a Percentage of Target Award
William B. Sepanik	$20,000	$66,013	$19,375	$25,000	$130,388	$100,000	130%
__________________________

(1) The payment made to Mr. Baumgartner as reflected in the table above was paid in Swiss Francs (Mr. Baumgartner received CHF 233,750) and, for purposes of the table above, such amount has been converted into U.S. Dollars at a rate of 1.022 per Swiss Franc, the exchange rate in effect on December 31, 2017.

Long-Term Incentive Stock-Based Awards

Restricted Stock Incentive Awards

On February 27, 2017, the Board of Directors, ratifying the determination of the Compensation Committee, approved restricted common stock awards to certain of our executive officers of the Company pursuant to the Company’s Amended and Restated 2011 Incentive Stock Plan. As noted below, certain of our named executive officers received an award of restricted shares which vest on the third anniversary of the date of the award. Each of the awards is structured such that the recipient will not vest in any portion of the restricted shares awarded until the third anniversary of the date of the award except in the event of a Change in Control or as otherwise determined by the Compensation Committee. All of the awards are subject to forfeiture and accelerated vesting in accordance with the terms of the Company’s Amended and Restated 2011 Incentive Stock Plan and the award agreement. Under the terms of the agreement, Mr. Langa's restricted stock awards were forfeited upon his separation of employment in August 2017.

Executive Officer	Restricted Stock Incentive Award
Douglas J. Malone	6,350 shares
James P. Langa	6,850 shares
Urs Baumgartner	6,450 shares
William B. Sepanik	4,700 shares

Performance Share Unit Awards

On February 27, 2017, the Board of Directors of the Company, ratifying the determination of the Compensation Committee, approved awards of Performance Share Units to certain of the executive officers of the Company pursuant to the Company’s Amended and Restated 2011 Incentive Stock Plan. The awards are contingent upon Hardinge’s earnings before interest, taxes, and depreciation and amortization in three one-year periods (each a “Target Period” and the corresponding performance goal in each Target Period, a “Performance Goal”). Under the terms of Mr. Langa's agreement, 1,522 of his performance share awards were eligible to remain outstanding to vest, and 5,328 were forfeited when he separated employment in August 2017. The Performance Share Unit target awards over the aggregate three-year period (each, a “Target Award”) for the Company’s executive officers are as follows:

Executive Officer	Performance Share Incentive Target Award
Douglas J. Malone	6,350 shares
James P. Langa	6,850 shares
Urs Baumgartner	6,450 shares
William B. Sepanik	4,700 shares

If the Company attains or surpasses the Performance Goal target in a particular Target Period, then each executive officer will receive one-third of his Target Award attributable to the corresponding Target Period. On February 13, 2018, the Board of Directors, upon recommendation of the Compensation Committee, determined that the awards for the 2017 target period were earned. The Target Awards (or portions thereof) earned by each executive officer are payable at the end of the three-year vesting period in accordance with the terms of the Company’s Amended and Restated 2011 Incentive Stock Plan and the award agreement.

As provided in the Company’s Amended and Restated 2011 Incentive Stock Plan, at any time during the performance period associated with the awards of Performance Share Units, the Compensation Committee may revise the corresponding performance goals and computation of payment if unforeseen and/or extraordinary events occur which have a substantial effect on the performance of the Company, a Company affiliate or a Company division and which, in the judgment of the Compensation Committee, make the application of the performance goals associated with the awards of Performance Share Units unfair unless a revision is made.

Stock Option Awards

The independent members of the Board of Directors approved grants of two options (each, an “Option”) to purchase shares of the Company’s common stock to Messrs. Dougherty and Bahr on June 5, 2017 and Mr. Malone on July 31, 2017 pursuant to the Company’s Amended and Restated 2011 Incentive Stock Plan.

Both Options: (i) are not intended to qualify as an “incentive stock option” as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended; (ii) have an exercise price equal to the fair market value of the Company’s common stock on the date of grant of the Option; (iii) have a term of 10 years from the date of grant of the Option; (iv) have 75,000, 37,500 and 15,000 shares of common stock subject to the Option, respectively; and (v) fully accelerate on a Change of Control.

With respect to one Option, fifty percent (50%) of the shares of common stock subject to the Option shall become vested and exercisable on the second year anniversary of the date of grant of the Option and the remaining shares of common stock subject to the Option shall become vested and exercisable on the third year anniversary of the date of grant of the Option, in each case, subject to continued employment.

With respect to the second Option, the shares of common stock subject to the Option shall become vested and exercisable upon the completion of certain milestones associated with the economic performance of the Company over a three year period (beginning with the date of grant of the Option), as mutually agreed upon by the Compensation Committee of the Company’s Board of Directors and the named executive officer.

The Board of Directors and the named executive officers agreed that the performance metric for the 2017 performance period for the second Option would vest based on earnings before interest, taxes, and depreciation and amortization. On February 13, 2018, the Board of Directors and the named executive officers agreed that the performance metric for the 2018 performance period for the second Option would vest based on free cash flow.

2018 Compensation of Executive Officers

On December 12, 2017, the Board of Directors increased the salary of Mr. Sepanik effective as of January 1, 2018.

Executive Officer	Date of Base Salary Increase	Base Salary as of February 1, 2018	Position to Market as of February 1, 2015
Charles P. Dougherty	May 10, 2017	$500,000
Douglas J. Malone	February 27, 2017*	$300,000	At the 25th percentile
Randall D. Bahr	June 3, 2017	$275,000
Urs Baumgartner†	August 1, 2015**	$281,050
William B. Sepanik	December 12, 2017***	$230,000	Below the 25th percentile
__________________________

*     Effective as of February 1, 2017.
**     Effective as of August 1, 2015.
*** Effective as of January 1, 2018.
†     Actual amount payable to Mr. Baumgartner in Swiss Francs and the amount reflected above is based on a conversion rate of $1.022 per Swiss Franc, the exchange rate on December 31, 2017.

2018 Short-Term Incentive Bonus

On February 15, 2018, the independent members of the Board, accepting the recommendations of the Compensation Committee of the Board of Directors, adopted terms for the 2018 incentive compensation (payable in 2019) for the Company’s executive officers under the Cash Incentive Plan (the “2018 Plan”). The 2018 Plan provides incentive bonuses payable in cash to the Company’s executive officers based, in part, on the Company’s performance against specified financial performance goals. The Compensation Committee approves payments, if any, after the end of the year.

As provided in the 2018 Plan, target awards for each executive officer are expressed as a percentage of the executive officer's annual base salary. The 2018 target awards were as follows: Mr. Dougherty, 100%; Mr. Malone, 50%; Mr. Bahr, 50%; Mr. Baumgartner, 50%; and Mr. Sepanik, 50%.

As set by the Compensation Committee and adopted by the independent members of the Board of Directors, performance goals under the 2018 Plan for each of Messrs. Dougherty, Malone, and Bahr include a threshold, target, and maximum for the Company’s earnings before interest, taxes, and depreciation and amortization (EBITDA) (the “EBITDA Goal”).

Performance goals under the 2018 Plan for Mr. Baumgartner include a threshold, target, and maximum for (i) the EBITDA Goal, and (ii) the Regional earnings before interest, taxes, and depreciation and amortization (the “Regional European Goal”).

Performance goals under the 2018 Plan for Mr. Sepanik include a threshold, target, and maximum for (i) the EBITDA Goal, and (ii) the Regional earnings before interest, taxes, and depreciation and amortization (the “Regional Americas Goal”).

With respect to Messrs. Dougherty, Malone, and Bahr, each of these executive officers are eligible to earn the percentages of the target award referenced in the table below based on the performance (i.e., if the threshold level is achieved, if the target level is achieved or if the maximum level is achieved) with respect to the EBITDA Goal and the Managed Working Capital Goal.

% of Target Award Paid
Performance Result	EBITDA Goal
Threshold	45.00%
Target	100.00%
Maximum	150.00%

Messrs. Baumgartner and Sepanik are eligible to earn percentages of the target award referenced in the table below based on the performance (i.e., if the threshold level is achieved, if the target level is achieved or if the maximum level is achieved) with respect to the EBITDA Goal, and their respective Regional Goals.

	% of Target Award Paid
Performance Result	EBITDA Goal	Regional EBITDA Goal
Threshold	33.75%	11.25%
Target	75.00%	25.00%
Maximum	112.50%	37.50%

Long-Term Incentive Stock-Based Awards

The company has not made any share-based awards in 2018.

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our named executive officers for the fiscal years indicated.

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value ($) (h)		All Other Compensation ($) (i)		Total ($) (j)
Charles P. Dougherty,	2017	322,437	(1)	—	—		672,375	(2)	466,747	—		12,139	(3)	1,473,698
President and Chief
Executive Officer
Richard L. Simons,	2017	207,612	(1)	—	—		—		0	27,573	(4)	355,134	(5)	590,319
Former President and	2016	464,000		—	—		—		64,960	102,374	(6)	38,549		669,883
Chief Executive Officer	2015	462,833		—	—		—		143,784	58,805	(6)	32,403		697,825
Douglas J. Malone	2017	297,500		—	131,826	(7)	145,275	(2)	216,562	—		18,650	(8)	809,813
Senior Vice President and	2016	267,083		100,000	—		—		26,708	—		19,994		413,785
Chief Financial Officer	2015	232,917		—	—		—		51,685	—		19,146		303,748
Randall D. Bahr,	2017	158,654	(1)	—	—		336,188	(2)	115,302	—		7,559	(9)	617,703
Senior Vice President-
Corporate Development
Urs Baumgartner(10),	2017	281,050		—	133,902	(7)	—		238,893	75,404	(11)	8,762	(12)	738,011
Vice President-	2016	268,502		56,140	—		—		26,850	50,026	(13)	7,484		409,002
Grinding
William B. Sepanik,	2017	200,000		—	97,572	(7)	—		130,388	—		23,187	(14)	451,147
Vice President-	2016	198,500		46,000	—		—		43,068	—		23,389		310,957
Workholding	2015			—	—		—		22714	—		20521		224,943
James P. Langa,	2017	211,513	(1)	—	142,206	(7)	—		140,525	—		161,199	(15)	655,443
Former Vice President-	2016	292,000		—	—		—		29,200	—		35,844		357,044
Machine Solutions	2015	291,000		—	—		—		64,573	—		34,948		390,521
_______________________________

(1)
Messrs. Dougherty’s and Bahr’s annual base salaries are pro-rated based on the number of days the named executive officer was employed by the Company in fiscal year 2017, which commenced on May 10, 2017 and June 3, 2017, respectively. The annual base salary payable to each of Messrs. Simons and Langa during 2017 is prorated from January 1, 2017 until their termination of employment with the Company, effective May 10, 2017 (for Mr. Simons) and August 31, 2017 (for Mr. Langa).

(2)
The amounts in this column represent the aggregate grant date fair value of the Options granted to Messrs. Dougherty, Malone, and Bahr under the Company’s Amended and Restated 2011 Stock Incentive Plan in accordance with FASB ASC Topic 718. Messrs. Dougherty, Malone, and Bahr were granted Options on June 6, 2017, July 31, 2017 and June 6, 2017, respectively, as described above. The value ultimately received by the executive officer may or may not be equal to the values reflected above. See Note 14 to our audited financial statements included herein for the year ended December 31, 2017 for a complete description of the valuation, including the assumptions used.

(3)	The amounts in this column represent (i) an automobile allowance and a fuel card ($9,517) and (ii) contributions made by the Company to Mr. Dougherty’s deferred compensation plan account ($2,622).

(4)	There was an increase of $27,573 attributable to an increase in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan.

(5)
The amounts in this column represent (i) use of a leased company automobile and a fuel card ($2,915), (ii) contributions made by the Company to Mr. Simons’ 401(k) retirement account ($1,713), (iii) group life insurance ($3,006), (iv) severance payments ($232,000), and (v) consulting fees ($115,000).

(6)
For 2016, there was an increase of $32,103 attributable to an increase in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan and in 2015 there was a decrease of $6,784 attributable to a reduction in the present value of the accumulated benefit under the Hardinge Inc. Pension Plan as a result of a decrease in the plan’s discount rate. As directed in Instruction 3 of Item 402(c)(2)(viii) of Regulation S-K, such decrease is reflected by footnote but is not reflected in column (h) of the Summary Compensation Table. In 2015 and 2016, the Company contributed $58,805 and $70,271, respectively, on behalf of Mr. Simons with respect to the nonqualified deferred compensation plan in which Mr. Simons is a participant.

(7)
The amounts in this column represent the aggregate grant date fair value of the restricted stock and performance shares granted to Messrs. Malone, Baumgartner, Sepanik, and Langa under the Company’s Amended and Restated 2011 Stock Incentive Plan in accordance with FASB ASC Topic 718. Messrs. Malone, Baumgartner, Sepanik and Langa were granted restricted stock and performance share units on February 27, 2017, as described above. The value ultimately received by the executive officer may or may not be equal to the values reflected above. In connection with the termination of his employment, effective August 31, 2017, Mr. Langa forfeited such shares of restricted stock and a portion of the performance share units. See Note 14 to our audited financial statements included herein for the year ended December 31, 2017 for a complete description of the valuation, including the assumptions used.

(8)
The amounts in this column represent (i) use of a leased company automobile and a fuel card ($3,218), (ii) contributions made by the Company to Mr. Malone’s 401(k) retirement account ($13,450), (iii) group life insurance ($607), and (iv) contributions made by the Company to Mr. Malone’s deferred compensation plan account ($1,375).

(9)	The amounts in this column represent use of an automobile allowance and a fuel card ($7,559).

(10)
The 2017 compensation payments made to Mr. Baumgartner as reflected in the table above were paid in Swiss Francs and, for purposes of the table above, such amounts have been converted into U.S. Dollars at a rate of $1.022 per Swiss Franc, the exchange rate in effect on December 31, 2017.

(11)	The amounts in this column reflect a change in L. Kellenberger & Co. AG pension benefits of $75,404.

(12)	The amounts in this column reflect (i) use of a leased company automobile and a fuel card ($7,978) and (ii) payment of accrued dividends on restricted stock ($784).

(13)	The amounts in this column reflect a change in L. Kellenberger & Co. AG pension benefits of $50,026.

(14)
The amounts in this column represent (i) an automobile allowance and a fuel card ($11,977), (ii) contributions made by the Company to Mr. Sepanik’s 401(k) retirement account ($10,100), (iii) group life insurance ($690), and (iv) payment of accrued dividends on restricted stock ($420).

(15)
The amounts in this column represent (i) an automobile allowance and a fuel card ($12,099), (ii) contributions made by the Company to Mr. Langa's 401(k) retirement account ($2,013), (iii) group life insurance ($1,087), and (iv) severance payments ($146,000).

2017 Grants of Plan-Based Awards

The following table sets forth grants of plan-based awards to the named executive officers during the fiscal year ended December 31, 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Under- lying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (2)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Charles P. Dougherty		$60,616	$242,466	$484,932						$—	$—
	6/5/2017					75,000(3)				12.04	332,625
	6/5/2017								75,000(4)	12.04	339,750
Richard L. Simons		65,250	261,000	522,000
Douglas J. Malone		28,125	112,500	225,000
	7/31/2017					15,000(3)				12.10	71,925
	7/31/2017								15,000(4)	12.10	73,350
	2/27/2017					6,350(5)					65,913
	2/27/2017							6,350(6)			65,913
Randall D. Bahr		14,974	59,897	119,795
	6/5/2017					37,500(3)				12.04	166,313
	6/5/2017								37,500(4)	12.04	169,875
Urs Baumgartner(7)		26,348	105,394	210,788
	2/27/2017					6,450(5)					66,951
	2/27/2017							6,450(6)			66,951
William B. Sepanik		18,750	75,000	150,000
	2/27/2017					4,700(5)					48,786
	2/27/2017							4,700(6)			48,786
James P. Langa		27,375	109,500	219,000
	2/27/2017					6,850(5)					71,103
	2/27/2017							6,850(6)			71,103
____________________________________

(1)
All non-equity-based awards were made under the Company's 2017 Cash Incentive Program. Messrs. Dougherty and Bahr are only entitled to receive a pro-rata portion of any bonus under the Company’s 2017 Cash Incentive Program due to the fact that they were not employed by us for the full year. Due to Mr. Simon’s termination, he did not receive a bonus in respect of the 2017 calendar year. Mr. Langa only received a pro-rata portion of his bonus in respect of the 2017 calendar year due to his termination of employment. Amounts shown in the “threshold” column represent an amount equal to 18.50% of the target bonus opportunity for Messrs. Dougherty, Simons, Malone, Bahr, Langa, Baumgartner, and Sepanik.

(2)
The grant date fair values for the equity-based awards reflect the grant date fair values computed in accordance with FASB ASC Topic 718, using the assumptions discussed in Note 14 of our audited financial statements included herein for the year ended December 31, 2017.

(3)
The performance-vesting options granted in 2017 under the Company’s Amended and Restated 2011 Incentive Stock Plan vest and become exercisable, subject to the named executive officer’s continued employment, upon the completion of certain milestones associated with the economic performance of the Company over a three year period (beginning with the date of grant), as mutually agreed upon by the Compensation Committee and the named executive officer. The Board of Directors and the named executive officers agreed that the performance metric for the 2017 performance period would vest based on earnings before interest, taxes, and depreciation and amortization. On February 15, 2018, the Board of Directors and the named executive officers agreed that the performance metric for the 2018 performance period would vest based on free cash flow. The performance metric for the 2019 performance period has been defined as free cash flow target in the 2019 annual operating plan.

(4)
The time-vesting options granted in 2017 under the Company’s Amended and Restated 2011 Incentive Stock Plan vest as follows: 50% of the shares of Common Stock subject to the option become vested and exercisable on the second anniversary of the date of grant and the remaining shares of Common Stock subject to the option become vested and exercisable of the third anniversary of the date of grant, subject to the named executive officer’s continued employment.

(5)
The performance share units granted in 2017 under the Company’s Amended and Restated 2011 Incentive Stock Plan vest based on the Company’s earnings before interest, taxes, and depreciation and amortization in three one-year periods. If the Company attains or surpasses the performance goal target in a particular target period, then the named executive officer will receive one-third of the target award attributable to the corresponding target period. Any awards that are earned are payable at the end of the three-year vesting period. On February 13, 2018, the Board of Directors, upon recommendation of the Compensation Committee, determined that the 2017 goal had been achieved.

(6)
The restricted stock granted in 2017 under the Company’s Amended and Restated 2011 Incentive Stock Plan vests on the third anniversary of the date of the award, subject to the named executive officer’s continued employment.

(7)
The amounts of the potential payments to be made Mr. Baumgartner under the Company's 2017 Cash Incentive Program as reflected in the table above would be paid in Swiss Francs and, for purposes of the table above, such amounts have been converted into U.S. Dollars at a rate of $1.022 per Swiss Franc, the exchange rate in effect on December 31, 2017.

Employment Agreements

Dougherty Employment Agreement

In connection with Mr. Dougherty’s appointment as President and Chief Executive Officer, the Company and Mr. Dougherty entered into an Employment Agreement, dated May 10, 2017 (the “Dougherty Employment Agreement”). The initial term of employment under the Dougherty Employment Agreement is for two years (commencing on May 10, 2017) unless terminated earlier in accordance with the terms of the agreement. At least 120 days prior to the second anniversary of the effective date of the Dougherty Employment Agreement (the “Second Anniversary Date”), the Board will initiate a discussion with Mr. Dougherty regarding continuation of his employment with the Company. If Mr. Dougherty’s employment continues after the Second Anniversary Date and the Company and Mr. Dougherty have not agreed to renew the Dougherty Employment Agreement or enter into a new agreement, then Mr. Dougherty will continue to be employed by the Company as an “at will” employee.

The Dougherty Employment Agreement provides for base salary at the annual rate of $500,000 for Mr. Dougherty, subject to annual review by the Board. Further, the Dougherty Employment Agreement provides that Mr. Dougherty will be eligible to receive awards under the Company’s cash incentive and stock incentive compensation plans. Mr. Dougherty’s annual target award under such plans is 100% of his base salary with a threshold-maximum range of 50% to 150% of his base salary. Awards under the Company’s cash incentive and stock incentive compensation plans are determined at the discretion of the Board. Additionally, Mr. Dougherty was entitled to receive an initial non-qualified stock option grant to purchase one hundred fifty thousand (150,000) shares of the Company’s common stock under the Company’s stock incentive plan, subject to time vesting and performance-based vesting requirements. Under the Dougherty Employment Agreement, Mr. Dougherty is eligible to participate in all pension and welfare benefit programs generally made available to the Company’s executive employees.

If any amounts due to Mr. Dougherty under the Dougherty Employment Agreement or any other plan or program of the Company constitute a “parachute payment” (as such term is defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the “Code”)), then the aggregate amounts constituting the parachute payment shall be reduced to an amount that will equal three times his “base amount” (as such term is defined in Section 280G(b)(3) of the Code) less $1.00.

The Dougherty Employment Agreement also contains covenants protecting the Company’s intellectual property and confidential information and restricting competition with the Company during the term of Mr. Dougherty’s employment with the Company and, in some instances, for certain periods of time following his termination of employment with the Company.

Simons, Malone, Langa and Sepanik Employment Agreements

Effective March 7, 2011, the Company entered into a written employment agreements with Messrs. Simons, Malone and Langa. These written employment agreements were subsequently amended effective as of February 14, 2012. The Company subsequently entered into an amended and restated employment agreement with Mr. Malone, effective December 16, 2013 in connection with Mr. Malone's appointment as Vice President and Chief Financial Officer. Effective May 31, 2014, the Company entered into an employment agreement with Mr. Sepanik in connection with Mr. Sepanik's appointment as Vice President-Workholding. The current effective term of each employment agreement is one year, with automatic, successive one-year extensions unless either party provides the other with 60 days' prior notice of termination. In the case of a change of control (as such term is defined in the employment agreements), the term of each executive's employment agreement will be automatically extended for a period of two years following the date of the change of control.

Baumgartner Employment Agreement

On October 28, 2016, L. Kellenberger & Co. AG ("Kellenberger"), a Swiss entity and an indirect wholly-owned subsidiary of the Company and Urs Baumgartner entered into an employment agreement (the "Baumgartner Employment Agreement"), which is an amended and restated version of an employment agreement that was previously executed by the parties on August 1, 2015. The term of the Baumgartner Employment Agreement is indefinite.

Simons Consulting Agreement

On May 10, 2017, Mr. Simons and the Company entered into a consulting agreement whereby Mr. Simons provided consulting services to the Company for a period of 90 days commencing immediately following the termination of his employment. The consulting services to be provided by Mr. Simons included facilitating the transition of his former duties to his successor. In consideration for the services to be performed by Mr. Simons during such period, the Company paid Mr. Simons an amount equal to $38,500 per month.

2017 Cash Incentive Program

As discussed above, certain of the named executive officers were eligible to receive bonuses under the Company’s 2017 Cash Incentive Program.

Equity-Based Awards

As discussed above, certain of the named executive officers were granted equity-based awards during 2017 under the Company’s Amended and Restated 2011 Incentive Stock Plan.

Outstanding Equity Awards At 2017 Fiscal Year-End

The following table sets forth information regarding equity awards held by our named executive officers as of December 31, 2017.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options Exercisable (#) (b)	Number of Securities Underlying Unexercised Options Unexercisable (#) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date(1) (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2) (j)
Charles P. Dougherty	—	75,000(3)	—	$12.04	6/5/2027	—		$—	—	$—
	—	25,000(4)	50,000(4)	12.04	6/5/2027	—		—	—	—
Douglas J. Malone	—	15,000(5)	—	12.10	7/31/2027	—		—	—	—
	—	5,000(7)	10,000(7)	12.10	7/31/2027	—		—	—	—
	—	—	—	—	—	6,350	(6)	110,617	—	—
	—	—	—	—	—	2,117	(8)	36,861	4,234	73,756
Randall D. Bahr	—	37,500(3)	—	12.04	6/5/2027	—		—	—	—
	—	12,500(4)	25,000(4)	12.04	6/5/2027	—		—	—	—
Urs Baumgartner	—	—	—	—	—	6,450	(6)	112,359	—	—
	—	—	—	—	—	2,150	(8)	37,453	4,300	74,906
William B. Sepanik	—	—	—	—	—	4,700	(6)	81,874	—	—
	—	—	—	—	—	1,567	(8)	27,297	3,133	54,577
James P. Langa	—	—	—	—	—	1,522	(8)	26.513	—	—

______________________________

(1)
The expiration date shown is the normal expiration date occurring on the tenth anniversary of the grant date. Options may terminate earlier under certain circumstances, such as in connection with a named executive officer's termination of employment or in connection with certain corporate transactions.

(2)	Amounts reported are based on the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, multiplied by the number of outstanding shares.

(3)
Represents time-vesting stock options granted in June 2017, which are scheduled to vest fifty percent on the second anniversary of the grant date and the remaining fifty percent on the third anniversary of the grant date, subject to the named executive officer’s continued employment.

(4)
Represents performance-vesting options granted in June 2017, which are scheduled to vest and become exercisable, subject to the named executive officer’s continued employment, upon the completion of certain milestones associated with the economic performance of the Company over a three year period (beginning with the date of grant), as mutually agreed upon by the Compensation Committee and the named executive officer. The Board of Directors and the named executive officers agreed that the performance metric for the 2017 performance period would vest based on earnings before interest, taxes, and depreciation and amortization. On February 15, 2018, the Board of Directors and the named executive officers agreed that the performance metric for the 2018 performance period would vest based on free cash flow. The performance metric for the 2019 performance period has been defined as free cash flow target in the 2019 annual operating plan. On February 13, 2018, the Board of Directors determined that the 2017 performance goal was attained. Such portion of the option now remains subject to the time-vesting component of the award, as well as the other terms and conditions of the award and the plan.

(5)
Represents time-vesting stock options granted in July 2017, which are scheduled to vest fifty percent on the second anniversary of the grant date and the remaining fifty percent on the third anniversary of the grant date, subject generally to the named executive officer’s continued employment.

(6)	Represents restricted stock granted in February 2017 that vests on the third anniversary of the date of the award, subject to the named executive officer’s continued employment.

(7)
Represents performance-vesting options granted in July 2017 which are scheduled to vest and become exercisable, generally subject to the named executive officer’s continued employment, upon the completion of certain milestones associated with the economic performance of the Company over a three year period (beginning with the date of grant), as mutually agreed upon by the Compensation Committee and the named executive officer, and achievement is assessed by the Board of Directors. The Board of Directors and the named executive officers agreed that the performance metric for the 2017 performance period would vest based on earnings before interest, taxes, and depreciation and amortization. On February 15, 2018, the Board of Directors and the named executive officers agreed that the performance metric for the 2018 performance period would vest based on free cash flow. The performance metric for the 2019 performance period has been defined as free cash flow target in the 2019 annual operating plan. On February 13, 2018, the Board of Directors determined that the 2017 performance goal was attained. Such portion of the option now remains subject to the time-vesting component of the award, as well as the other terms and conditions of the award and the plan.

(8)
Represents performance share units granted in February 2017 that vest based on the Company’s earnings before interest, taxes, depreciation and amortization in three one-year periods. If the Company attains or surpasses the performance goal target in a particular target period, then the named executive officer will receive one-third of the target award attributable to the corresponding target period. Any awards that are earned are payable at the end of the three-year vesting period. Mr. Langa received a pro rated portion of these shares due to his separation of employment in August 2017.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Urs Baumgartner	—	—	2,800	47,544
William B. Sepanik	—	—	1,500	25,470

Pension Benefits

Name(1) (a)	Pension Plan (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Richard L. Simons	Hardinge Inc. Pension Plan	21.5833	463,598	—
______________________________

(1)	No other named executive officers participate in the Hardinge Inc. Pension Plan

The Pension Benefits table provides information regarding the number of years of credited service, the present value of accumulated benefits, and payments made during the last fiscal year with respect to the Hardinge Inc. Pension Plan (the "Pension Plan").

The Pension Plan is a broad based, tax-qualified defined benefit pension plan, which provides a benefit upon retirement to eligible employees of the Company. All United States employees, except employees hired or rehired after February 29, 2004 were eligible to participate; however benefit accruals were discontinued effective June 15, 2009. Mr. Simons is the only named executive officer that is a participant in the Pension Plan. Benefits are based upon years of service with the Company, basic rate of pay on December 1, 1993, and compensation paid after November 30, 1993 through June 15, 2009. The service amounts shown in the table above represent actual years of credited service with the Company. Among the named executive officers, no grants of additional years of credited service were made under the Pension Plan subsequent to June 15, 2009 as grants of additional benefits under the Pension Plan were discontinued. Mr. Simons is a participant with vested service through the date of termination of his prior employment with the Company in June 2005. Since his return to the Company in March 2008, Mr. Simons has not accrued, and will not accrue, additional years of credited service under the Pension Plan.

The Pension Plan offers several forms of benefit payments, including a life annuity option, 50%, 75%, and 100% joint and survivor options, and 10-year and 5-year certain and life annuity options. Each option available under the Pension Plan is actuarially equivalent except that the 50%, 75%, and 100% joint and survivor options are subsidized if the contingent beneficiary is the participant's spouse.

The pension benefit is a monthly payment equal to one-twelfth (1/12th) of the sum of two products: The first product is 11/4% multiplied times the participant's basic rate of pay on December 1, 1993 multiplied times his number of years of credited service (plus any fraction of a year) through November 30, 1993. The second product is 11/2% multiplied times the participant's compensation paid after November 30, 1993; however, compensation earned after June 15, 2009 is not taken into account in determining the pension benefit. Basic rate of pay on December 1, 1993 excludes bonuses. Compensation paid after November 30, 1993 includes salary, but excludes bonuses other than retention bonuses.

The pension benefit described above is payable in the form of a life annuity beginning on the participant's normal retirement date which is the first day of the month on or after his 65th birthday. The amount of monthly payment will be adjusted if the benefit is paid in a form other than a life annuity or if payments begin before the normal retirement date. Several forms of early retirement pension benefits are available under the Pension Plan.

Participants became fully vested in their Pension Plan benefit after completing five years of service. A preretirement survivor annuity equal to the 50% survivor annuity payable under the 50% joint and survivor option will be payable to a surviving spouse if the participant dies before the commencement of benefit payments but after completing at least five years of service.

Nonqualified Deferred Compensation(1)

The Company offers to certain of the named executive officers, the opportunity to participate in the Non-Qualified Deferred Compensation Plan. the table below provides information as of December 31, 2017, for those named executive officers who chose to participate in the plan.

Name(1) (a)	Registrant contributions in last Fiscal Year ($) (c)		Aggregate earnings in last Fiscal Year ($) (d)	Aggregate withdrawals/ distributions ($) (e)	Aggregate balance at last Fiscal Year End ($) (f)
Charles P. Dougherty	2,622	(2)	1	—	2,623	(3)
Richard L. Simons	—		166,748	—	970,435	(3)
Douglas J. Malone	1,375	(2)	7	—	1,486	(3)
James P. Langa	—		5,692	—	16,440	(3)
____________________________________

(1)	Reflects Messrs. Dougherty's, Simons', Malone's, and Langa's participation in the Hardinge Inc. Non-Qualified Deferred Compensation Plan.

(2)	Amount is reflected in column (i) of the Summary Compensation Table.

(3)	Under the terms of the Hardinge Inc. Non-Qualified Deferred Compensation Plan, all contributions and investment earnings remain the property of the Company until distribution to the plan participant.

As of December 31, 2017, Messrs. Dougherty, Simons, Malone, and Langa are the only named executive officers participating in the Company's Non-Qualified Deferred Compensation Plan (the "Deferred Compensation Plan"). Under the terms of the Deferred Compensation Plan, elective deferrals of compensation by are fully vested upon contribution of such funds. The Deferred Compensation Plan is an unfunded, nonqualified deferred compensation plan. It is administered by the Compensation Committee. Participants in the Deferred Compensation Plan may elect to defer receipt of up to 80% of their regular compensation earned in a particular year and/or up to 100% of the bonus earned by them in a particular year. Generally, participants in the Deferred Compensation Plan make deferral elections by submitting a deferral election form to the Compensation Committee on or before December 15th of the calendar year preceding the year in which the compensation is to be deferred. The Company has agreed to make a contribution for Messrs. Dougherty and Malone equal to 5% of the amount of their respective 2017 base salaries that exceeds $270,000. Although Deferred Compensation Plan contributions are invested in accordance with elections made by the plan participant, all contributions and investment earnings remain the property of the Company until distribution. Except in the case of a death of the participant while employed by the Company, in the event that the participant has a "separation from service" before some or all of the contribution made to the Deferred Compensation Plan by the Company on behalf of the participant has vested, then the nonvested portion is immediately forfeited. In the case of the death of the participant while employed by the Company, the nonvested portion of the Company contributions made on behalf of the participant become immediately fully vested. Payouts under the Deferred Compensation Plan are structured to comply with Section 409A of the Internal Revenue Code. There were no elective deferrals made by any of the named executive officers in 2017.

In December 2017, the Board of Directors, upon recommendation of the Compensation Committee, elected to lower the base salary participation threshold to $240,000 and approved participation for 2017 for Mr. Dougherty, and for 2018 approved participation for Messrs. Dougherty and Malone. In addition, 2018 participation was approved for Mr. Bahr.

Potential Payments Upon Termination or Change in Control

Dougherty Employment Agreement

The Dougherty Employment Agreement provides that if the Company terminates Mr. Dougherty’s employment without cause (as defined in the Employment Agreement) or he resigns for good reason (as defined in the Employment Agreement) prior to the Second Anniversary Date, then he will be entitled to severance payments equal to his base salary for a period of twelve months and will be entitled to continued participation in the Company’s group health plan for a period of twelve months provided he tenders a release to the Company and complies with the applicable restrictive covenants discussed above. In the event of termination of Mr. Dougherty’s employment by reason of death, permanent disability (as defined in the Dougherty Employment Agreement), resignation without good reason, or termination by the Company for cause, he is entitled to his base salary and benefits through the date of termination of employment.

Malone and Sepanik Employment Agreements

If, prior to a change of control, Mr. Malone’s or Sepanik’s employment is terminated without cause or he resigns for good reason, he will be entitled to payments equal to his base salary for the greater of twelve (12) months or the remainder of the current term and to continued employee benefits during such period to the extent the executive complies with certain customary post-employment obligations, including an obligation of confidentiality with respect to Company information; a prohibition against solicitation of employees, consultants and agents for a two year period following such termination and a prohibition against competing with the Company for a period of one year following such termination. If an executive's employment is terminated without cause or he resigns for good reason within twelve (12) months after a change of control, he will be entitled (i) to receive payments equal to one and one-half times the sum of his base salary in effect immediately prior to his termination or resignation (or as in effect immediately prior to the change of control, if higher) and his average annual bonus for the three years preceding the change of control, and (ii) to participate, at the Company's expense, in the Company's welfare benefit plans for a period of eighteen (18) months following his resignation or termination. All payments for termination of employment based upon base salary will be paid ratably over the twelve (12) month or eighteen (18) month period, as applicable, except that a lump sum payment equal to the payments due for the first six (6) month period will be paid (and no other payments based upon base salary will be made for such period). Any payment based upon bonuses will be paid in a lump sum. Such cash payments are subject to reduction to the extent necessary to prevent any amounts or benefits due from being deemed "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code. In addition, under certain circumstances of termination, as more fully described in the tables below, some long term incentive awards become fully vested. Severance payments are conditioned upon execution, delivery, and non-revocation of a release of claims from the executive.

Baumgartner Employment Agreement

As discussed above, the term of the Baumgartner Employment Agreement is indefinite; provided, however, that except as noted below, the agreement may be terminated if the terminating party delivers a notice of termination twelve months in advance of the termination date. In the event that the Company seeks to terminate Mr. Baumgartner's employment within the twelve month period following a change of control (as such term is defined in the Baumgartner Employment Agreement), Mr. Baumgartner is entitled to receive eighteen months advance notice of such termination. The Baumgartner Employment Agreement provides that in the event of a termination of Mr. Baumgartner's employment by reason of death, permanent disability, or retirement, Mr. Baumgartner (or his estate, as applicable) will be entitled to his base salary and benefits through the end of the month following the month in which the termination occurred.

Restricted Stock Award Agreement

Pursuant to the terms of the restricted stock award agreements, the vesting of all shares of restricted stock accelerates on a change in control.

Performance Share Unit Award Agreement

Pursuant to the terms of the performance share unit award agreements, upon the termination of the participant’s employment with the Company or a subsidiary by reason of death, retirement, termination by the Company (other than for cause) or disability, prior to the completion of a target period, performance share units earned for completed year(s) and a portion of performance share units equal to the product of (i) one-third of the performance share units awarded pursuant to the award agreement and (ii) a fraction representing the number of complete months worked during the year of termination divided by twelve (12), will remain outstanding and, if the performance goal is achieved during that year, such performance share units will be earned and payable at the end of the three (3) year performance period. The remaining portion of the performance share units are deemed forfeited and cancelled. In addition, in the event of a change in control prior to the completion of one or more target periods, all performance share units allocated to the target award for each target period which is not completed as of the change in control and allocated to the target award for each completed target period (measured as of the date of the change in control) in which the corresponding performance goal has been achieved, will be immediately earned and paid as provided for under the terms of the award agreement. The participant will not be entitled to receive any performance share units allocated to completed target periods (measured as of the change in control) in which the corresponding performance goal has not been achieved.

Time-Vesting Option Award Agreement

Pursuant to the terms of the time-vesting option award agreements, the vesting of all such options accelerates on a change in control.

Performance-Vesting Option Award Agreement

Pursuant to the terms of the performance-vesting option award agreements, the vesting of all such options accelerates on a change in control.

The following tables summarize the value of the termination payments and benefits that our named executive officers would receive if they had terminated employment on December 31, 2017 under the circumstances shown. The tables exclude the value of the termination payments and benefits that Messrs. Simons and Langa would have received if his employment had been terminated on December 31, 2017. As previously reported in this Annual Report, Mr. Simons was separated from employment on May 10, 2017, and the Company eliminated the position of Senior Vice President-Machine Solutions in 2017. In connection with foregoing action, Langa's employment with the Company was terminated, effective as of August 31, 2017.

The tables also exclude (i) amounts accrued through December 31, 2017 that would be paid in the normal course of continued employment, such as accrued but unpaid salary; (ii) benefits under the Pension Plan and Non-Qualified Deferred Compensation Plan, which benefits are described under the caption "Pension Benefits" or "Non-Qualified Deferred Compensation," as applicable, which are not enhanced or accelerated by any termination event except as otherwise described below; and (iii) termination arrangements generally available to all of the Company's salaried employees.

Simons Separation Agreement

Pursuant to the terms of Mr. Simons’ employment agreement, in connection with the termination of his employment, Mr. Simons is entitled to receive his monthly base salary of $38,666.67 for eighteen (18) months (i.e., $696,000, in the aggregate), to the extent he complies with certain customary post-employment obligations, including an obligation of confidentiality with respect to Company information; a prohibition against solicitation of employees, consultants and agents for a two year period following termination and a prohibition against competing with the Company for a period of one year following termination. In accordance with the terms of the employment agreement, a lump sum of $232,000, representing six (6) months of base salary was paid to him on May 30, 2017. The remaining portion of the severance pay will be paid to him in twelve (12) equal monthly installments six (6) months after the conclusion of his consulting arrangement (as discussed above). In addition, pursuant to the terms of his employment agreement and subject to the same conditions as the severance payments, Mr. Simons in entitled to participate, for a period of eighteen (18) months, in the welfare benefit plans that the Company provides its U.S. employees ($12,022).

In addition, the Compensation Committee elected to waive the vesting requirements with respect to contributions made on behalf of Mr. Simons pursuant to the Non-Qualified Deferred Compensation Plan that remained unvested as of the date of separation of Mr. Simons’ employment. As result of such waiver, Mr. Simons received an additional payment of benefits associated with the unvested contributions under the Non-Qualified Deferred Compensation Plan in an amount equal to $320,759. This amount was neither accrued or paid in 2017 and is, therefore, not included in the Summary Compensation Table for Mr. Simons.

Langa Separation Agreement

Pursuant to the terms of Mr. Langa’s employment agreement, in connection with the termination of his employment, Mr. Langa is entitled to payments equal to his base salary for twelve (12) months (i.e., $292,000) and to continued employee benefits during such period ($8,015), in each case, to the extent he complies with certain customary post-employment obligations, including an obligation of confidentiality with respect to Company information; a prohibition against solicitation of employees, consultants and agents for a two year period following termination and a prohibition against competing with the Company for a period of one year following termination. In accordance with the terms of the employment agreement, a lump sum of $146,000, representing six (6) months of base salary was paid to him within sixty (60) days following termination and the remaining installments will be paid in regular payment intervals with the first such installment paid on the first payment date occurring on or after the day following the six (6) month anniversary of the termination date.

Pursuant to the terms of Mr. Langa’s performance share unit agreement, 1,522 performance share units were eligible to remain outstanding and eligible to vest. All such performance share units vested as a result of 2017 performance ($26,513, based on the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, multiplied by the number of outstanding performance share units).

Charles P. Dougherty

	Termination Without Cause or Resignation for Good Reason ($)(1)	Change of Control ($)
Cash Severance	500,000	—
Acceleration of Time Vesting Stock Options(2)	—	403,500
Acceleration of Performance Vesting Stock Options(3)	—	403,500
Health Coverage(4)	21,052	—
______________________________________

(1)
Mr. Dougherty's employment agreement provides that if, prior to the second anniversary of the commencement date, his employment is terminated by the Company without Cause or if he resigns for Good Reason (as each term is defined in the employment agreement), the Company will continue to pay him his base salary for twelve (12) months. An amount equal to six months base salary is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(2)
Reflects the difference between the exercise price of 75,000 time vesting options granted in June 2017 ($12.04) and the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, multiplied by the number of shares subject to the option.

(3)
The Change of Control amount reflects the difference between the exercise price of 75,000 performance vesting options granted in June 2017 ($12.04) and the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the first fiscal year, multiplied by the number of shares subject to the option.

(4)	Under Mr. Dougherty's employment agreement, he is entitled to continue to participate in the Company's group health insurance plan at the Company's expense for twelve months.

Douglas J. Malone

	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control(1) ($)	Change of Control
Cash Severance	—	—	—	300,000(2)	597,478(3)	—
Acceleration of Restricted Stock(4)	—	—	—	—	—	110,617
Acceleration of Time Vesting Stock Options(5)	—	—	—	—	—	79,800
Acceleration of Performance Vesting Stock Options(6)	—	—	—	—	—	79,800
Acceleration of Performance Share Units (7)	36,872	36,872	36,872	36,872	36,872	110,617
Health Coverage(8)	—	—	—	21,052	31,578	—
__________________________________

(1)
If Mr. Malone remains employed by the Company pursuant to the employment agreement for a period of more than 12 months following a Change of Control (as defined in the employment agreement) then, for purposes of the employment agreement, such Change of Control will be deemed not to have occurred and the other severance provision as discussed in note (2) below will apply to a subsequent termination by the Company without Cause or or a resignation for Good Reason (each as defined in the the employment agreement) during the employment term unless and until another Change of Control occurs. In the event of a change in control during his employment term, the term shall be extended so it terminates on the second anniversary of the date of the change in control.

(2)
Mr. Malone's employment agreement provides that if, prior to the expiration of the employment term, his employment is terminated by the Company without Cause or he resigns for Good Reason, in either case, at any time prior to a Change of Control, the Company will continue to pay him his base salary as in effect at the time of termination for the greater of 12 months and the remainder of the employment term. An amount equal to six months base salary is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(3)
Mr. Malone's employment agreement provides that if his employment is terminated without Cause or he resigns for Good Reason within twelve (12) months after a Change of Control, he will be entitled to receive payments equal to one and one-half times the sum of his base salary in effect immediately prior to his termination or resignation (or as in effect immediately prior the Change of Control, if higher) and his average annual bonus for the three years preceding the Change of Control. An amount equal to six months base salary is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months. The payment based on Mr. Malone's average annual bonus will be paid in a lump sum within 60 days following the termination date.

(4)
Reflects the value of 6,350 shares of restricted stock granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, the vesting of which shares is accelerated on a Change in Control.

(5)
Reflects the difference between the exercise price of 15,000 time vesting options granted in July 2017 ($12.10) and the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, multiplied by the number of shares subject to the option.

(6)
The Change of Control amount reflects the difference between the exercise price of 15,000 performance vesting options granted in July 2017 ($12.10) and the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, multiplied by the number of shares subject to the option.

(7)
Reflects the value of 2,117 performance share units granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year. In connection with certain qualifying terminations, a portion of the performance share units equal to the product of one-third of the performance share units granted under the award agreement were deemed earned and vested related to the 2017 EBITDA goal.

The Change in Control amounts reflect the value of 6,350 performance share units granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, the vesting of which shares is accelerated on a Change in Control.

(8)
Under Mr. Malone's employment agreement, he is entitled to twelve months of health insurance coverage upon termination without Cause or resignation for Good Reason, or eighteen months of health insurance coverage if a termination without Cause or resignation occurs after a Change in Control.

Randall D. Bahr

Change in Control ($)
Acceleration of Time Vesting Stock Option(1)	201,750
Acceleration of Performance Vesting Stock Option(2)	201,750

_______________________________

(1)
Reflects the difference between the exercise price of 37,500 time vesting options granted in June 2017 ($12.04) and the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, multiplied by the number of shares subject to the option.

(2)
The Change of Control amount reflects the difference between the exercise price of 37,500 performance vesting options granted in June 2017 ($12.04) and the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, multiplied by the number of shares subject to the option.

Urs Baumgartner(1)

	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control ($)	Change in Control
Cash Severance	—	—	—	281,050(2)	421,575(3)	—
Acceleration of Restricted Stock(4)	—	—	—	—	—	112,359
Acceleration of Performance Share Units(5)	37,453	37,453	37,453	37,453	37,453	112,359
______________________

(1)
The amounts of the potential payments to be made Mr. Baumgartner as reflected in the table above would be paid in Swiss Francs and, for purposes of the table above, such amounts have been converted into U.S. Dollars at a rate of $1.022 per Swiss Franc, the exchange rate in effect on December 31, 2017.

(2)
Mr. Baumgartner's employment agreement provides that the agreement may be terminated if the terminating party delivers a notice of termination twelve months in advance of the termination date. If his employment terminates by reason of death, permanent disability or retirement, Mr. Baumgartner (or his estate) is entitled to receive his base salary and benefits through the end of the month in which the termination occurs.

(3)
In the event that the Company seeks to terminate Mr. Baumgartner's employment within the twelve month period following a Change of Control (as such term is defined in the employment agreement), Mr. Baumgartner is entitled to receive eighteen months’ advance notice of such termination.

(4)
The Change of Control amount reflects the value of 6,450 shares of restricted stock granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, the vesting of which shares is accelerated on a Change in Control.

(5)
Reflects the value of 6,450 performance share units granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, the vesting of which shares is accelerated on a Change in Control. In connection with certain qualifying terminations, a portion of the performance share units equal to the product of one-third of the performance share units granted under the award agreement and a fraction, the numerator of which is the number of complete months worked during the year of termination and the denominator of which is 12, will remain outstanding and, if the performance goal is achieved during that year, such performance share units will be earned and paid as otherwise provided for under the terms of the award agreement.

Reflects the value of 6,450 performance share units granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year.

William B. Sepanik

	Death ($)	Disability ($)	Retirement ($)	Termination Without Cause or Resignation for Good Reason Prior to Change of Control ($)	Termination Without Cause or Resignation for Good Reason Within Twelve Months After Change of Control(1) ($)	Change of Control(6)
Cash Severance	—	—	—	230,000(2)	443,085(3)	—
Acceleration of Restricted Stock(4)	—	—	—	—	—	81,874
Acceleration of Performance Share Units(5)	27,291	27,291	27,291	27,291	27,291	81,874
Health Coverage(7)	—	—	—	21,052	31,578	—
______________________

(1)
If Mr. Sepanik remains employed by the Company pursuant to the employment agreement for a period of more than 12 months following a Change of Control (as defined in the employment agreement) then, for purposes of the employment agreement, such Change of Control will be deemed not to have occurred and the other severance provision as discussed in note (2) below will apply to a subsequent termination by the Company without Cause or a resignation for Good Reason (each as defined in the employment agreement) during the employment term unless and until another Change of Control occurs. In the event of a change in control during his employment term, the term shall be extended so it terminates on the second anniversary of the date of the change in control.

(2)
Mr. Sepanik’s employment agreement provides that if, prior to the expiration of the employment term, his employment is terminated by the Company without Cause or he resigns for Good Reason, in either case, at any time prior to a Change of Control, the Company will continue to pay him his base salary as in effect at the time of termination for the greater of 12 months and the remainder of the employment term. An amount equal to six months base salary is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months.

(3)
Mr. Sepanik’s employment agreement provides that if, his employment is terminated without Cause or he resigns for Good Reason within twelve (12) months after a Change of Control, he will be entitled to receive payments equal to one and one-half times the sum of his base salary in effect immediately prior to his termination or resignation (or as in effect immediately prior to the Change of Control, if higher) and his average annual bonus for the three years preceding the change of control. An amount equal to six months base salary is paid in a lump sum. The remainder is paid in installments commencing on the first payroll date after the expiration of six months. The payment based on Mr. Sepanik’s average annual bonus will be paid in a lump sum within 60 days following the termination date.

(4)
Reflects the value of 4,700 shares of restricted stock granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, the vesting of which shares is accelerated on a Change in Control.

(5)
Reflects the value of 1,567 performance share units granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year. In connection with certain qualifying terminations, a portion of the performance share units equal to the product of one-third of the performance units granted under the award agreement were deemed earned and vested related to the 2017 EBITDA goal.

(6)
The Change in Control amounts reflect the value of 4,700 performance share units granted in February 2017 multiplied by the closing price of our common stock on NASDAQ as of December 29, 2017 ($17.42), the last trading day of the fiscal year, the vesting of which shares is accelerated on a Change in Control.

(7)
Under Mr. Sepanik's employment agreement, he is entitled to twelve months of health insurance coverage upon termination without cause or resignation for good reason, or eighteen months of health insurance coverage if a termination without cause or resignation occurs after a change in control.

2017 Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u)
of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our Chief Executive Officer and President (our “CEO”):

For 2017, our last completed fiscal year:

•	the median of the annual total compensation of all our employees (other than our CEO) was $45,018 and

•	the annual total aggregate compensation of our CEOs was $2,064,016.

Based on this information, for 2017, the ratio of the annual total compensation of our two CEOs, to the median of the annual total compensation of all employees was 46 to 1.

We selected October 1, 2017 (the “determination date”), which is within the last three months of 2017, as the date upon which we would identify the “median employee.”

We identified the median employee by examining the total earnings, including salary, bonus and benefits, of each individual other than the CEO who was employed by us on the determination date. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We believe the use of total salary, bonus and benefits for all employees is a consistently applied compensation.

Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $45,018.

During 2017, we had two CEOs, as described above, Messrs. Simons and Dougherty. We have elected to calculate the pay ratio using the total annual CEO compensation by aggregating the total compensation provided to each person who served as CEO during the year for the time the person served as CEO. The aggregate is the total of our two CEOs, as reported in the
“Total” column (column (j)) of our Summary Compensation Table included in this Form 10-K and annualized that amount.

Director Compensation

The Board of Directors previously determined that, commencing in 2016, all compensation paid to non-employee directors will be paid in shares of the Company's common stock to more closely align such compensation with the Company's performance. A Strategic Alternatives Committee was established in November 2017, and members are compensated in cash, in amounts as described below. Accordingly, for the Company's fiscal year ending December 31, 2017, non-employee directors are compensated as follows:

Director Fees	$95,000 per year payable in shares of the Company's common stock in quarterly installments.
Non-Executive Chairman Fees	$18,000 per year payable in shares of the Company's common stock in quarterly installments.
Committee Chair Fees
$10,000 per year for the Chairman of the Audit Committee; $6,000 per year for the Chairman of other committees. All Committee Chair fees are payable in shares of the Company's common stock in quarterly installments.

Strategic Alternatives Committee	$10,000 per month for the Chairman of the Strategic Alternatives Committee; $8,000 per month for each member.

Effective as of November 1, 2015, the Board of Directors adopted the Hardinge Inc. Deferred Compensation Plan for Directors (the "Director Plan"), which allows members of the Board of Directors to defer to a future date the receipt of their director compensation. The Director Plan is intended to constitute an unfunded plan for deferred compensation and to the extent a director has elected to defer the payment of director compensation, such director will not have any rights that are greater than those of a general creditor of the Company.

The following table presents the compensation provided by Hardinge to non-employee directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Richard R. Burkhart	$25	$94,975	$95,000
B. Christopher DiSantis	$29,066	$101,266	$130,332
J. Philip Hunter(2)	$17	$47,483	$47,500
Ryan J. Levenson(3)	$—	$95,000	$95,000
Mitchell I. Quain(3)	$23,226	$113,000	$136,226
Benjamin L. Rosenzweig(3)	$—	$101,000	$101,000
James Silver	$25	$94,975	$95,000
R. Tony Tripeny(3)	$23,226	$105,000	$128,226
____________________________

(1)
Represents the aggregate grant date fair value of stock awards determined in accordance with FASB ASC Topic 718. The number of shares awarded to each director in 2017 is as follows: Mr. Burkhart, 7,722; Mr. DiSantis, 8,134; Mr. Hunter, 4,255; and Mr. Silver, 7,722.

(2)	Mr. Hunter retired from the Board effective as of May 10, 2017. Does not include the $44,000 paid to Mr. Hunter for his service as Corporate Secretary.

(3)
Represents the aggregate grant date fair value of stock unit awards determined in accordance with FASB ASC Topic 718 and granted under the Hardinge Inc. Deferred Compensation Plan for Directors (the "Director Plan"): Mr. Quain, 9,245; Mr. Rosenzweig, 8,212; Mr. Levenson, 7,724; and Mr. Tripeny 8,537.

Non-employee directors receive no other form of compensation such as stock option awards, incentive pay, or retirement benefits. They are reimbursed for expenses (including costs of travel, food, and lodging) incurred in attending Board, committee, and shareholder meetings and also reimbursed for reasonable expenses associated with other Hardinge business activities. Hardinge also pays premiums on directors' and officers' liability insurance policies covering directors.

Compensation Risk Assessment

The Compensation Committee, at its meeting of February 24, 2017, considered the Company's compensation policies and practices and concluded that they are not reasonably likely to have a material adverse effect on the Company. The company plans to engage an independent compensation consultant in Q3 2018 to review executive compensation and peer group used to benchmark executive compensation.

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is or has been an officer or employee of the Company or any of its subsidiaries. In addition, other than Mr. Rosenzweig, no member of the Compensation Committee had any relationships with the Company or any other entity that require disclosure under the proxy rules and regulations promulgated by the SEC. Mr. Rosenzweig is affiliated with the Privet Group. For a discussion of transactions between the Company and the Privet Group, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

Compensation Committee Report

The Compensation Committee of the Board of Directors oversees the executive compensation programs of Hardinge on behalf of the Board. In fulfilling its oversight responsibilities, the Compensation Committee reviewed and discussed with Hardinge's management the Compensation Discussion and Analysis included in Hardinge's Annual Report on Form 10-K.

Based on the review and discussions referred to above, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2017.

Members of the Compensation Committee:

Benjamin L. Rosenzweig (Chair)
B. Christopher DiSantis
Mitchell I. Quain

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Paragraphs (a) and (b) below set forth information about the beneficial ownership of Hardinge's common stock. Unless otherwise indicated, the persons named have sole voting and investment power with respect to the shares listed.

(a)	To the knowledge of Hardinge's management, the following owned 5% or more of Hardinge's outstanding shares of common stock as of February 15, 2018:

Name and Address Of Beneficial Owner	Shares Owned and Nature of Beneficial Ownership		Percent of Class
Privet Fund Management, LLC 79 West Paces Ferry Road, Suite 200B Atlanta, GA 30305	1,373,820	(1)	10.6%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,089,125	(2)	8.4%
Royce & Associates, LP 745 Fifth Avenue New York, NY 10151	1,048,554	(3)	8.1%
BlackRock Inc. 55 East 52nd Street New York, NY 10055	842,897	(4)	6.5%
Wellington Management Company, LLP. 280 Congress Street Boston, MA 02210	659,488	(5)	5.1%

(a)
To the knowledge of management, the number of shares of Hardinge's common stock owned by the directors, by certain executive officers, and by all such directors and executive officers as a group, as of February 15, 2018, is as follows:

Name	Shares Owned and Nature of Beneficial Ownership(6)		Percent of Class(7)
Directors
Richard R. Burkhart	17,215		—
B. Christopher DiSantis	14,286		—
J. Philip Hunter	42,317		—
Ryan J. Levenson	1,373,820	(1)	10.6%
Mitchell I. Quain	39,769	(8)	—
Benjamin L. Rosenzweig	10,865		—
James Silver	13,616		—
R. Tony Tripeny	15,652		—
Executive Officers
(*also serves as director)
Charles P. Dougherty*	5,000		—
Douglas J. Malone	12,421		—
Urs Baumgartner	11,262		—
William B. Sepanik	6,200		—
All directors and executive officers as a Group (twelve persons)	1,562,423
___________________________________________

(1)
Based upon information reported on Schedule 13D/A filed with the Securities and Exchange Commission on February 12, 2018 by Privet Fund LP ("Privet Fund"), Privet Fund Management LLC, the general partner and investment manager of Privet Fund ("Privet Fund Management"), Ryan Levenson, the sole managing member of Privet Fund Management ("Mr. Levenson"), Privet Capital Investments II, LP ("Privet Capital"), Hardinge Holdings, LLC ("Parent"), and Hardinge Merger Sub, Inc. ("Merger Sub" and, together with the Privet Fund, Privet Fund Management, Mr. Levenson,

Privet Capital and Parent, the "Privet Reporting Persons"), identifying (i) Privet Fund as the beneficial owner of, and having shared dispositive power and shared voting power with respect to, 1,315,090 shares of common stock, (ii) Privet Fund Management as the beneficial owner of, and having shared dispositive power and shared voting power with respect to, 1,372,188 shares of common stock, (iii) Mr. Levenson as the beneficial owner of, and having sole dispositive and sole voting power with respect to, 1,632 shares of common stock and as the beneficial owner of, and having shared dispositive and shared voting power with respect to, 1,373,820 shares of common stock, and (iv) each of Privet Capital, Parent and Merger Sub as the beneficial owners of no shares of common stock. Additionally, based upon information reported on Form 4 filed with the Securities and Exchange Commission on March 8, 2017 by Ryan Levenson, claiming indirect beneficial ownership with respect to 1,204,238 shares of common stock owned by Privet Fund, LP and 57,098 shares of common stock owned by Privet Fund Management, LLC. See also the disclosure elsewhere in this annual report for a description of (i) that certain Agreement, dated October 14, 2015, by and among Hardinge Inc., Privet Fund LP and Privet Fund Management LLC and (ii) a discussion of that certain Agreement and Plan of Merger, dated February 12, 2018, by and among, the Company, Parent and Merger Sub.

(2)
Based upon information reported on Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2018 by Dimensional Fund Advisors LP, identifying Dimensional Fund Advisors LP as the beneficial owner of 1,089,125 shares of common stock, having sole dispositive power with respect to 1,089,125 shares of common stock and as sole voting power with respect to 1,045,058 shares of common stock.

(3)
Based upon information reported on a Schedule 13G/A filed with the Securities and Exchange Commission on January 22, 2018 by Royce & Associates, LP, identifying Royce & Associates, LP as the beneficial owner of, and having sole voting power and sole dispositive power with respect to, 1,048,554 shares of common stock.

(4)
Based upon information reported on Schedule 13G/A filed with the Securities and Exchange Commission on January 24, 2018 by BlackRock, Inc., as a beneficial owner of 842,897 shares of common stock, having sole dispositive power with respect to 842,897 shares of common stock and sole voting power with respect to 832,374 shares of common stock.

(5)
Based upon information reported on a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2018 by Wellington Trust Company, NA, identifying Wellington Trust Company, NA as the beneficial owner of, and having sole voting power and sole dispositive power with respect to, 655,575 shares of common stock. Based upon information reported on a Schedule 13G filed with the Securities and Exchange Commission on February 8, 2018 by Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP, identifying each of the foregoing as the beneficial owner of, and having sole voting power and sole dispositive power with respect to, 659,488 shares of common stock.

(6)
Does not include director compensation paid in the form of shares of common stock that is elected to be deferred by a director in accordance with the Hardinge Inc. Deferred Compensation Plan for Directors. Pursuant to the plan, director compensation paid in the form of shares of common stock that is elected to be deferred by a director is converted into Units (as that term is defined under the plan). Currently, Mr. Burkhart has 1,363 Units, Mr. Levenson has 9,098 Units, Mr. Rosenzweig has 9,673 Units, Mr. Quain has 19,851 Units, and Mr. Tripeny has 20,162 Units under the Hardinge Inc. Deferred Compensation Plan for Directors.

(7)	Unless otherwise indicated, does not exceed 1%.

(8)	Includes 1,000 shares of common stock in a trust of which Mr. Quain serves as co-trustee.

Equity Compensation Plan Information

The following table provides detail as of December 31, 2017 with respect to shares of our common stock that can be issued pursuant to our stock-based compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	—	—	740,957 shares	(1)
Equity compensation plans not approved by security holders	19,090 shares	—	180,910 shares	(2)
Total	19,090 shares	$—	921,867 shares
____________________________

(1)
Represents all of the shares available for future issuance pursuant to the Company's Amended and Restated 2011 Incentive Stock Plan (prior to taking into account any adjustments required under the share counting rules set forth in the Company's Amended and Restated 2011 Incentive Stock Plan).

(2)
Represents all of the shares that have been reserved for issuance pursuant to the Hardinge Inc. Deferred Compensation Plan for Directors which became effective on November 1, 2015 (the "Director Plan"). As of December 31, 2016, 19,090 of the units issuable pursuant to the

Director Plan had been issued. According to the terms of the Director Plan, plan participants may defer the payment of fees paid by the Company in connection with such participant's service as a director and participation in the Director Plan may involve the receipt of units to the extent a plan participant elects to receive his or her payment of fees in the form of shares of the Company's common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company recognizes that transactions between the Company and its directors or executives can present potential or actual conflicts of interest and create the appearance that Company decisions are based on considerations other than the best interests of the Company and its shareholders. Therefore, as a general matter, and in accordance with the Company's Code of Conduct for Directors and Executive Officers and the Company's Code of Ethics for the Chief Executive and Senior Financial Officers, it is the Company's preference to avoid such transactions. Nevertheless, the Company recognizes that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of the Company. Therefore, the Company has adopted a formal policy, which requires the Company's Nominating and Governance Committee to review and, if appropriate, to approve or ratify any transactions in which a director, executive officer, or a family member thereof has a material interest. Pursuant to the policy, the Nominating and Governance Committee will review any such transaction in which the Company is or will be a participant and the amount involved exceeds $100,000. After its review the Committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of the Company and its shareholders, as the Committee determines in good faith.

On February 12, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hardinge Holdings, LLC, a Delaware limited liability company (“Parent”), and Hardinge Merger Sub, Inc., a New York corporation (“Acquisition Sub”). Parent and Acquisition Sub are affiliates of Privet Fund LP and Privet Fund Management LLC (collectively, “Privet”). Pursuant to the Merger Agreement and related agreements described below, Parent has agreed to acquire the shares of Hardinge other than shares held by Parent in a merger transaction at a price of $18.50 per share.The Strategic Alternatives Committee of the Company’s Board of Directors (the “Committee”) and the members of the Company’s Board of Directors, other than the members affiliated with Privet (the “Disinterested Directors”), unanimously determined that the transactions contemplated by the Merger Agreement, including the Merger, are fair to, and in the best interests of, the Company and its shareholders, and approved the Merger Agreement and the transactions contemplated therein, including the Merger, and the Disinterested Directors resolved to recommend that the Company’s shareholders vote in favor of the adoption of the Merger Agreement and the approval of the Merger. The Committee received a fairness opinion from the Company’s financial advisor, BMO Capital Markets Corp. (“BMO”). Privet expects to finance the Merger with a combination of equity and debt financing, as well as available cash on hand of the Company and its subsidiaries.

In connection with entering into the Merger Agreement, Hardinge and Privet entered into a support agreement (the “Support Agreement”) pursuant to which Privet Fund LP and Privet Fund Management, LLC have committed to vote their 1,372,188 shares of Company Common Stock (representing approximately 10.6% of the outstanding shares of the Company's common stock) they beneficially own, as well as any additional shares of the Company's common stock that they acquire after the date of the Merger Agreement, in favor of, and take certain other actions in furtherance of, the transactions contemplated by the Merger Agreement, including the Merger. The Support Agreement will terminate upon the earliest to occur of (i) the effective time of the Merger, (ii) termination of the Merger Agreement in accordance with its terms, and (iii) the written agreement of the parties.

Director Independence

The Board makes an annual determination regarding the independence of each of our directors. The Board has determined that, as of January 1, 2018, Messrs. Burkhart, DiSantis, Levenson, Quain, Rosenzweig, Silver, and Tripeny are "independent" within the meaning of the rules of all applicable laws and regulations.

The Board determined that Mr. Dougherty is not independent because he is an executive officer of Hardinge.

Each member of the Board's Audit, Compensation, and Nominating and Governance Committees is independent within the meaning of all applicable laws and regulations.

Item 14. Principal Accounting Fees and Services.

Independent Auditor Information

The Company incurred the following fees for services performed by Ernst & Young LLP in 2017 and 2016:

	2017	2016
Audit Fees(1)	$961,104	$1,002,831
Audit Related Fees(2)	—	16,240
All Other Fees(3)	7,195	2,155
Total	$968,299	$1,021,226
_______________________________________________________________________________

(1)
Audit fees are comprised of professional services rendered in connection with the audit of the Company's annual financial statements, the audit of internal control over financial reporting, the reviews of the Company's quarterly reports on Form 10-Q, statutory audits of Hardinge's foreign jurisdiction subsidiaries, and services relating to SEC filing matters.

(2)	Consists of professional services rendered in connection with audits performed with respect to certain pension plans of a subsidiary of Hardinge.

(3)	Consists of all other products and services provided other than the services reported under Audit Fees, Audit Related Fees, and Tax Fees.

The Audit Committee has the sole and direct authority to engage, appoint, and replace other independent auditors. In addition, every engagement of Ernst & Young LLP to perform audit or non-audit services on behalf of the Company, or any of its subsidiaries, requires pre-approval from the Audit Committee before Ernst & Young LLP is engaged to provide those services. As a result, for 2017 and 2016, the Audit Committee approved all services performed by Ernst & Young LLP on behalf of the Company and its subsidiaries.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements: The financial statements of the Registrant provided in Item 8. "Financial Statements and Supplementary Data" of this Report are incorporated herein by reference.
	(2)
Financial Statement Schedules: The financial statement schedules of the Registrant provided in Item 8. "Financial Statements and Supplementary Data" of Form 10-K as filed on March 9, 2018 are incorporated herein by reference. The financial statement schedule required by Regulation S-X (17 CFR 210) is filed as part of this report:

		Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because the conditions requiring their filing do not exist, or because the required information is provided in the Consolidated Financial Statements, including notes thereto.

	(3)	Exhibits: Exhibits filed as part of this Report: See (b) below.
(b)		Exhibits required by Item 601 of Regulation S-K filed as a part of this Report on Form 10-K or incorporated by reference as indicated.

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
2.1	†	Agreement and Plan of Merger, dated as of February 12, 2018, by and among Hardinge Inc., Hardinge Holdings, LLC and Hardinge Merger Sub, Inc.	8-K	2.1	February 13, 2018
3.1		Restated Certificate of Incorporation of Hardinge Inc.	10-Q	3.1	August 3, 2017
3.2		Amended and Restated By-laws of Hardinge Inc.	8-K	3.1	May 16, 2017
4.1		Specimen of certificate for shares of Common Stock, par value $.01 per share of Hardinge Inc.	8-A	3	May 19, 1995
10.1		Amended and Restated Credit Agreement, dated May 9, 2013, by and among M&T Bank, Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies, Inc. (n/k/a Hardinge Grinding Group)	10-Q	10.1	June 30, 2013
10.2		Replacement Standard LIBOR Grid Note, dated May 9, 2013, issued by Hardinge Inc., Cherry Acquisition Corporation (n/k/a Forkardt Inc.) and Usach Technologies Inc. (n/k/a Hardinge Grinding Group) for the benefit of M&T Bank	10-Q	10.2	June 30, 2013
10.3		General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.3	June 30, 2013
10.4		Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.4	June 30, 2013
10.5		Credit Agreement, dated May 9, 2013, by and between Hardinge Inc., Hardinge Holdings GmbH and M&T Bank	10-Q	10.5	June 30, 2013
10.6		General Security Agreement, dated May 9, 2013, by and between Hardinge Inc. and M&T Bank	10-Q	10.7	June 30, 2013
10.7		Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.8	June 30, 2013
10.8		Agreement between Hardinge Inc. and M&T Bank, dated October 31, 2013	10-K	10.9	December 31, 2013
10.9		Replacement Term Note, dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.10	December 31, 2013
10.10		Rate Rider (for Actual Balance Promissory Notes), dated November 6, 2013, issued by Hardinge Inc. and Hardinge Holdings GmbH for the benefit of M&T Bank	10-K	10.11	December 31, 2013
10.11		Credit Facilities Agreement dated July 12, 2013 between Hardinge Holdings GmbH L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.1	July 18, 2013

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.12		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.2	July 18, 2013
10.13		Collateral Agreement dated July 12, 2013 between L. Kellenberger & Co. AG and Credit Suisse AG	8-K	10.3	July 18, 2013
10.14		Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG	10-K	10.14	December 31, 2015
10.15		Supplement 2 dated May 3, 2013 to Master Credit Agreement dated October 30, 2009 between L. Kellenberger & Co. AG and UBS AG	10-K	10.15	December 31, 2015
10.16		Credit Agreement dated December 20, 2011 between L. Kellenberger & Co. AG and Credit Suisse AG	10-K	10.16	December 31, 2016
10.17		General Credit Facility Agreement dated June 12, 2015 between Harding Machine Tools B.V., Taiwan Branch and Mega International Commercial Bank Co. Ltd.	10-K	10.17	December 31, 2015
10.18		Bank Credit Facility dated December 13, 2016 between Hardinge Precision Machinery (Jiaxing) Co. Ltd. and China Construction Bank	10-K	10.18	December 31, 2016
10.20		Stock Purchase Agreement, dated December 20, 2012, by and among Hardinge Inc., Giacomo Antonini and Bere Antonini	10-K	2.1	December 31, 2012
10.22		Share Purchase Agreement, dated as of December 19, 2013, by and between Hardinge Holdings GmbH and SwissChuck Holding AG	8-K	2.1	December 26, 2013
10.23		Purchase Agreement, dated as of May 9, 2013, by and between Illinois Tool Works, Inc. and Cherry Acquisition Corporation (n/k/a Forkardt Inc.)	8-K	2.1	May 15, 2013
10.24		Asset Purchase Agreement, dated as of September 5, 2014, by and among Peter Wolters GmbH, Lam Research Corporation, Hardinge GmbH, L. Kellenberger & Co., AG and Hardinge Inc.	8-K	2.1	September 26, 2014
10.25		Agreement by and among Hardinge Inc., Privet Fund LP and Privet Fund Management, LLC, dated as of October 14, 2015	8-K	10.1	October 16, 2015
10.26	*	The Hardinge Inc. Amended Restated 2011 Incentive Stock Plan	SCH14A	App. A	March 28, 2014
10.27	*	Hardinge Inc. Amended Cash Incentive Plan	10-K	10.28	December 31, 2016
10.28	*	Employment Agreement between Hardinge Inc. and Richard Simons, dated as of March 7, 2011	10-K	10.29	December 31, 2016
10.29	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and Richard Simons, dated as of February 14, 2012	10-K	10.30	December 31, 2016
10.30	*	Amended and Restated Employment Agreement between Hardinge Inc. and Douglas J. Malone, dated as of December 16, 2013	8-K	10.2	December 20, 2013
10.31	*	Employment Agreement between Hardinge Inc. and James P. Langa, dated as of March 7, 2011	10-K	10.33	December 31, 2016
10.33	*	Amendment No. 1 to Employment Agreement between Hardinge Inc. and James P. Langa, dated as of February 14, 2012	10-K	10.34	December 31, 2016
10.34	*	Consulting Agreement dated as of May 10, 2017, between Hardinge Inc. and Richard L. Simons.	10-Q	10.6	June 30, 2017
10.35	*	Employment Agreement dated as of May 10, 2017, between Hardinge Inc. and Charles P. Dougherty.	10-Q	10.1	June 30, 2017
10.36	*	Employment Offer Letter dated as of June 1, 2017, issued by Hardinge Inc. to Randall D. Bahr.	10-Q	10.2	June 30, 2017
10.37	*	Employment Agreement between Forkardt Inc. and William B. Sepanik, dated as of May 31, 2013	10-K	10.34	December 31, 2014
10.39	*	Hardinge Inc. Amended and Restated Executive Supplemental Pension Plan, effective August 9, 2005	10-K	10.31	December 31, 2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
10.40	*	Hardinge Deferred Compensation Plan for Directors	10-K	10.40	December 31, 2015
10.41	*	Employment Agreement between Hardinge Inc. and Urs Baumgartner, dated October 28, 2016	10-Q	10.1	September 30, 2016
10.42	*	Hardinge Inc Non-Qualified Deferred Compensation Plan	10-K	10.42	December 31, 2016
10.43	*	Non-qualified Option Agreement dated as of June 6, 2017, between Hardinge Inc. and Charles P. Dougherty	10-Q	10.3	June 30, 2017
10.44	*	Non-qualified Option Agreement dated as of June 6, 2017, between Hardinge Inc. and Charles P. Dougherty.	10-Q	10.4	June 30, 2017
10.45	*	Non-qualified Option Agreement dated as of June 6, 2017, between Hardinge Inc. and Randall D. Bahr.
10.46	*	Non-qualified Option Agreement dated as of June 6, 2017, between Hardinge Inc. and Randall D. Bahr.
10.47	*	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.5	June 30, 2017
10.48	*	Non-qualified Option Agreement dated as of July 31, 2017, between Hardinge Inc. and Douglas J. Malone.	8-K	10.1	August 3, 2017
10.49	*	Non-qualified Option Agreement dated as of July 31, 2017, between Hardinge Inc. and Douglas J. Malone	8-K	10.2	August 3, 2017
10.50	*	Schedule Required by Instruction 2 to Item 601 of Regulation S-K	10-Q	10.5	June 30, 2017
10.51	*	Performance Share Incentive Agreement dated as of February 27, 2017 between Hardinge Inc. and Douglas J. Malone
10.52	*	Restricted Share Award Agreement dated as of February 27, 2017 between Hardinge Inc. and Douglas J. Malone
10.53	*	Performance Share Incentive Agreement dated as of February 27, 2017 between Hardinge Inc. and James Langa
10.54	*	Restricted Share Award Agreement dated as of February 27, 2017 between Hardinge Inc. and James Langa
10.55	*	Performance Share Incentive Agreement dated as of February 27, 2017 between Hardinge Inc. and Urs Baumgartner
10.56	*	Restricted Share Award Agreement dated as of February 27, 2017 between Hardinge Inc. and Urs Baumgartner
10.57	*	Performance Share Incentive Agreement dated as of February 27, 2017 between Hardinge Inc. and William Sepanik
10.58	*	Restricted Share Award Agreement dated as of February 27, 2017 between Hardinge Inc. and William Sepanik
10.59		Support Agreement, dated as of February 12, 2018, by and among Hardinge Inc., Privet Fund LP and Privet Fund Management, LLC	8-K	10.1	February 13, 2018
21		Subsidiaries of the Company
23		Consent of Ernst & Young LLP, Independent Registered Accounting Firm
31.1		Chief Executive Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Chief Financial Officer Certification pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101		XBRL Documents:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date/ Period End Due
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

†
Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan or arrangement

HARDINGE INC. AND SUBSIDIARIES
Item 15(a) Schedule II-Valuation and Qualifying Accounts
(in thousands)

	Balance at Beginning of Year	Additions Charged to:				Currency Translation Adjustments	Balance at End of Year
		Costs & Expenses	Other Accounts	Deductions
Year Ended December 31, 2017
Allowance for bad debts	$796	$512	$(6)	$575	(1)	$56	$783
Allowance for excess and obsolete inventory	22,956	2,011	1,373	8,140		1,019	19,219
Valuation allowance for deferred taxes	45,012	489	—	19,129		1,665	28,037
Total	$68,764	$3,012	$1,367	$27,844		$2,740	$48,039

Year Ended December 31, 2016
Allowance for bad debts	$873	$215	$41	$280	(1)	$(53)	$796
Allowance for excess and obsolete inventory	22,704	3,612	—	2,829		(531)	22,956
Valuation allowance for deferred taxes	43,663	1,920	922	562		(931)	45,012
Total	$67,240	$5,747	$963	$3,671		$(1,515)	$68,764

Year Ended December 31, 2015
Allowance for bad debts	$1,062	$135	$—	$271	(1)	$(53)	$873
Allowance for excess and obsolete inventory	21,307	3,995	314	2,521		(391)	22,704
Valuation allowance for deferred taxes	44,789	1,711	—	2,154		(683)	43,663
Total	$67,158	$5,841	$314	$4,946		$(1,127)	$67,240
____________________
(1) Uncollectable accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

3/9/2018	By:	/s/ Charles P. Dougherty
Date		Charles P. Dougherty
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HARDINGE INC.
Registrant

3/9/2018	By:	/s/ Charles P. Dougherty
Date		Charles P. Dougherty
President and Chief Executive Officer
(Principal Executive Officer)

3/9/2018	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

3/9/2018	By:	/s/ Robert R. Rogowski
Date		Robert R. Rogowski
Corporate Controller
(Principal Accounting Officer)

3/9/2018	By:	/s/ Richard R. Burkhart
Date		Richard R. Burkhart
Director

3/9/2018	By:	/s/ B. Christopher DiSantis
Date		B. Christopher DiSantis
Director

3/9/2018	By:	/s/ Ryan Levenson
Date		Ryan Levenson
Director and Secretary

3/9/2018	By:	/s/ Mitchell I. Quain
Date		Mitchell I. Quain
Director

3/9/2018	By:	/s/ Benjamin Rosenzweig
Benjamin Rosenzweig
Director

3/9/2018	By:	/s/ James Silver
Date		James Silver
Director

3/9/2018	By:	/s/ R. Tony Tripeny
Date		R. Tony Tripeny
Director