Form 10-Q
period 2018-03-31
HARDINGE INC
filed 2018-05-03
CIK 313716

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018
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

 As of April 30, 2018 there were 12,966,986 shares of Common Stock of the registrant outstanding.

HARDINGE INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents	$39,478	$44,958
Restricted cash	3,712	2,717
Accounts receivable, net	62,136	61,800
Inventories, net	109,445	104,502
Other current assets	9,313	9,076
Assets held for sale	5,770	5,647
Total current assets	229,854	228,700

Property, plant and equipment, net	51,673	50,790
Goodwill	6,646	6,677
Other intangible assets, net	26,340	26,386
Other non-current assets	6,621	6,396
Total non-current assets	91,280	90,249
Total assets	$321,134	$318,949

Liabilities and shareholders’ equity
Accounts payable	27,671	26,362
Accrued expenses	27,502	31,695
Customer deposits	24,623	23,852
Accrued income taxes	1,542	1,370
Total current liabilities	81,338	83,279

Pension and postretirement liabilities	46,255	49,122
Deferred income taxes	5,539	5,217
Other liabilities	2,366	2,405
Total non-current liabilities	54,160	56,744
Commitments and contingencies (see Note 11)
Common stock ($0.01 par value, 20,000,000 authorized; shares issued 12,966,148 and 12,963,164)	130	130
Additional paid-in capital	122,546	122,140
Retained earnings	96,702	94,882
Treasury shares (at cost, 2,000 and 0)	(22)	—
Accumulated other comprehensive loss	(33,720)	(38,226)
Total shareholders’ equity	185,636	178,926
Total liabilities and shareholders’ equity	$321,134	$318,949

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Sales	$79,882	$64,557
Cost of sales	51,744	43,388
Gross profit	28,138	21,169

Selling, general and administrative expenses	20,361	17,574
Research & development	3,281	3,559
Restructuring	1,352	1,436
Other operating expense, net	509	155
Income (loss) from operations	2,635	(1,555)

Other non-operating (income) expense, net	(99)	230
Interest expense	49	105
Interest income	(51)	(40)
Income (loss) before income taxes	2,736	(1,850)
Income tax expense	917	198
Net income (loss)	$1,819	$(2,048)

Per share data:
Basic earnings (loss) per share:	$0.14	$(0.16)

Diluted earnings (loss) per share:	$0.14	$(0.16)

Cash dividends declared per share:	$—	$0.02

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income (loss)	$1,819	$(2,048)
Other comprehensive income:
Foreign currency translation adjustments	4,058	4,258
Retirement plans related adjustments	61	276
Unrealized gain on cash flow hedges	422	231
Other comprehensive income before tax	4,541	4,765
Income tax expense	35	419
Other comprehensive income, net of tax	4,506	4,346
Total comprehensive income	$6,325	$2,298

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Operating activities
Net income (loss)	$1,819	$(2,048)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Impairment	—	1,401
Depreciation and amortization	2,131	2,157
Debt issuance costs amortization	15	32
Deferred income taxes	113	143
(Gain) loss on sale of assets	(63)	(2)
Unrealized foreign currency transaction loss (gain)	137	(387)
Changes in operating assets and liabilities:
Accounts receivable	1,021	9,786
Inventories	(2,963)	(8,208)
Other assets	323	(3,287)
Accounts payable	734	1,056
Customer deposits	91	2,887
Accrued expenses	(7,056)	(4,823)
Accrued pension and postretirement liabilities	(124)	(14)
Net cash used in operating activities	(3,822)	(1,307)

Investing activities
Capital expenditures	(1,417)	(480)
Proceeds from sales of assets	63	3
Net cash used in investing activities	(1,354)	(477)

Financing activities
Proceeds from short-term notes payable to bank	2,454	7,535
Repayments of short-term notes payable to bank	(2,454)	(7,463)
Repayments of long-term debt	—	(762)
Dividends paid	—	(258)
Net cash used in financing activities	—	(948)

Effect of exchange rate changes on cash	691	1,036
Net decrease in cash, cash equivalents, and restricted cash	(4,485)	(1,696)

Cash, cash equivalents, and restricted cash at beginning of period	47,675	31,178

Cash, cash equivalents, and restricted cash at end of period (1)	$43,190	$29,482

(1) Restricted cash is held at various banks to collateralize outstanding letters of credit, which are held by customers as performance, bid, or pre-payment guarantees.

See accompanying notes to the unaudited consolidated financial statements.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION

In these notes, the terms "Hardinge," "the Company," "we," "us," "our," or similar references mean Hardinge Inc. and its predecessors together with its subsidiaries.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and, therefore, should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the timing and amount of assets, liabilities, equity, revenue, and expenses reported and disclosed. Actual amounts could differ from these estimates. All adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods have been presented and recorded. Due to differing business conditions and some seasonality, operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected in subsequent quarters or for the full year ended December 31, 2018.

Certain amounts in the March 31, 2017 consolidated financial statements have been reclassified to conform to the current presentation.

In January 2018, the Company adopted Accounting Standards Update ("ASU") No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. As a result, the Company reclassified $0.2 million from Cost of sales and $0.1 million from Selling, general and administrative expenses for the three months ended March 31, 2017, which represents the non-service component of the periodic net benefit cost, into Other non-operating expense on the Consolidated Statement of Operations. We recorded $0.1 million of income in Other non-operating income related to periodic benefit costs, other than service costs, for the three months ended March 31, 2018.

In January 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers. Accordingly, we have updated the following significant accounting policy:

Revenue Recognition

Beginning January 1, 2018, the Company has implemented the provisions of Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("the new standard"), using the modified retrospective transition method applied to contracts not completed as of January 1, 2018.

The modified retrospective method allows for initial implementation of the revenue standard without restating prior years’ operational results. Our revenue accounting is similar under old and new standards, and consequently, we did not have any opening adjustment to Retained Earnings. See Note 16. "Revenue Recognition" to our unaudited financial statements included in this quarterly report.

We sell precision computer controlled metalcutting turning machines, grinding machines, machining centers, and repair parts and services related to those machines. We also supply high precision, standard and specialty workholding devices, and other machine tool accessories. We recognize revenue in a manner that depicts the transfer of promised goods and services

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Our sales revenue is recognized at a point in time, when control of products is transferred to our customers based on contract terms. Transfer of control depends on contract terms and may be upon shipment from our facility, from a port near our facility, or upon delivery to our customers.
Revenue is recognized when the performance obligation under the terms of a contract with our customer is satisfied; generally, this occurs with the transfer of control of our machines, workholding devices, parts, or completion of a service. We typically have one performance obligation associated with each contract. Contract terms may include down-payments at the time the order is placed, and at other times during fulfillment. However, these payments do not impact our basic recognition policy.
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Any variable consideration is estimated and included in the amount we will be entitled to in exchange for transferring promised goods or services, and is typically constrained and/or insignificant.
We sell repair parts for machines we have manufactured. We also provide technical support and repair services, generally related to our own machines. Our service contracts are typically for a defined single service (e.g. replace a damaged machine part) and a given price.
Our warranties are a simple guarantee that we will repair or replace a defective product and do not typically extend beyond one year. Warranties are generally included as part of the machine or parts sale.

We have adopted a number of simplifying assumptions allowed by the new standard:

•	Sales, value add, and other taxes which we collect concurrent with revenue-producing activities are excluded from revenue.

•	There is no adjustment required for any revenues from performance obligations satisfied in prior reporting periods.

•	In cases of advance payments, interest on contract financing payments are not recorded as income or disclosed because contracts are satisfied with one year.

NOTE 2. MERGERS AND ACQUISITIONS

Recent Merger Announcement

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
March 31, 2018

The following table presents the carrying amount, fair values, and classification level within the fair value hierarchy of financial instruments measured or disclosed at fair value on a recurring basis (in thousands):

	March 31, 2018		December 31, 2017		Level of Fair Value Hierarchy
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$39,478	$39,478	$44,958	$44,958	Level 1
Restricted cash	3,712	3,712	2,717	2,717	Level 1
Foreign currency forward contracts	658	658	583	583	Level 2
Liabilities:
Foreign currency forward contracts	935	935	1,048	1,048	Level 2

The fair value of cash and cash equivalents and restricted cash are based on the fair values of identical assets in active markets. The fair value of foreign currency forward contracts is measured using models based on observable market inputs such as spot and forward rates. Based on the Company’s continued ability to enter into forward contracts, the markets for the fair value instruments are considered to be active. As of March 31, 2018 and December 31, 2017, there were no significant transfers in and/or out of Level 1 and Level 2.

NOTE 4.  INVENTORIES

Net inventories are stated at the lower of cost (computed in accordance with the first-in, first-out method) or net realizable value. Elements of the cost include materials, labor, and overhead.

Net inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials and purchased components	$27,578	$28,557
Work-in-process	39,382	33,355
Finished products	42,485	42,590
Inventories, net	$109,445	$104,502

NOTE 5.  DERIVATIVE FINANCIAL INSTRUMENTS

Foreign currency forward contracts are utilized to mitigate the impact of currency fluctuations on assets and liabilities denominated in foreign currencies as well as on forecasted transactions denominated in foreign currencies. These contracts are considered derivative instruments and are recognized as either assets or liabilities and measured at fair value. For contracts that are designated and qualify as cash flow hedges, the gain or loss on the contracts is reported as a component of other comprehensive income (“OCI”) and reclassified from accumulated other comprehensive income (“AOCI”) into the “Sales” or “Cost of sales” line item on the Consolidated Statements of Operations when the underlying hedged transaction affects earnings, or “Other operating expense, net” when the hedging relationship is deemed to be ineffective. As of March 31, 2018 and December 31, 2017, the notional amounts of the derivative financial instruments designated to qualify for cash flow hedges were $43.3 million and $38.2 million, respectively. The Company expects approximately $0.1 million of expense, net of income tax effect, to be reclassified from AOCI to earnings within the next 12 months.

As of March 31, 2018 and December 31, 2017, the notional amounts of the derivative financial instruments not qualifying or otherwise designated as hedges were $35.8 million and $30.3 million, respectively. For the three months ended March 31, 2018 and 2017, losses of $0.4 million and gains of $0.6 million, respectively, were recorded related to this type of derivative financial instrument. For contracts that are not designated as hedges, the gain or loss on the contract is recognized in current earnings in the “Other operating expense, net” line item on the Consolidated Statements of Operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

The following table presents the fair value on the Consolidated Balance Sheets of the foreign currency forward contracts (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency forwards designated as hedges:
Other current assets	$333	$413
Accrued expenses	(564)	(686)
Foreign currency forwards not designated as hedges:
Other current assets	325	170
Accrued expenses	(371)	(362)
Foreign currency forwards, net	$(277)	$(465)

NOTE 6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Land, buildings and improvements	$73,018	$71,914
Machinery, equipment and fixtures	79,204	78,168
Office furniture, equipment and vehicles	23,949	23,633
Construction in progress	789	300
	176,960	174,015
Accumulated depreciation	(125,287)	(123,225)
Property, plant and equipment, net	$51,673	$50,790

NOTE 7.  GOODWILL AND INTANGIBLE ASSETS

Detail and activity of goodwill by segment is presented below (in thousands):

	MMS	ATA	Total
Goodwill	$32,434	$6,677	$39,111
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at December 31, 2017	—	6,677	6,677

Goodwill	32,434	6,677	39,111
Currency translation adjustments	—	(31)	(31)
Accumulated impairment losses	(32,434)	—	(32,434)
Balance at March 31, 2018	$—	$6,646	$6,646

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

The major components of intangible assets other than goodwill are as follows (in thousands):

	March 31, 2018	December 31, 2017
Gross amortizable intangible assets:
Technical know-how	$12,989	$12,997
Customer lists	9,017	9,026
Land rights	2,765	2,667
Patents, trade names, drawings, and other	4,446	4,420
Total gross amortizable intangible assets	29,217	29,110

Accumulated amortization:
Technical know-how	(8,187)	(8,067)
Customer lists	(2,316)	(2,204)
Land rights	(406)	(378)
Patents, trade names, drawings, and other	(3,717)	(3,670)
Total accumulated amortization	(14,626)	(14,319)
Amortizable intangible assets, net	14,591	14,791

Indefinite lived intangible assets:
Trade names	11,749	11,595

Intangible assets other than goodwill, net	$26,340	$26,386

Amortization expense related to the definite-lived intangible assets are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Amortization expense	$277	$312

NOTE 8.  WARRANTIES

A reconciliation of the changes in the product warranty accrual, which is included in "Accrued expenses" in the Consolidated Balance Sheets, is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at the beginning of period	$3,355	$3,556
Warranties issued	486	439
Warranty settlement costs	(285)	(420)
Changes in accruals for pre-existing warranties	(103)	(365)
Currency translation adjustments	61	56
Balance at the end of period	$3,514	$3,266

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

NOTE 9.  RESTRUCTURING CHARGES

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

The combined March 2017 strategic restructuring program and the September 2017 strategic global realignment program (together, the "Program") is intended to generate annual pre-tax savings ranging from approximately $12.0 million to $12.5 million once fully implemented in the latter part of 2018. We expect to incur total costs of approximately $7.5 million, of which $1.4 million is a non-cash inventory impairment charge related to product line rationalization. The total costs estimates are included in the table below.

Restructuring charges are included in the "Restructuring" line item in the Consolidated Statements of Operations. The table below presents the total costs expected to be incurred in connection with the Program, the amount of costs that have been recognized during the three months ended March 31, 2018, and the cumulative costs recognized to date by the Program (in thousands):

	Total Costs Expected to be Incurred	Costs Recognized for Three Months Ended March 31, 2018	Cumulative Costs Recognized to Date
Restructuring:
Employee termination costs	$2,897	$404	$2,674
Inventory Impairment	1,401	—	1,401
Consulting fees	1,715	902	1,217
Facility related costs	862	11	206
Other related costs	663	35	360
Total Restructuring Activity	$7,538	$1,352	$5,858

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

The amounts accrued associated with the Program are included in "Accrued expenses" in the Consolidated Balance Sheets. A roll forward of the accrued restructuring costs is presented below (in thousands):

Total
Balance at December 31, 2017	$1,097
Restructuring charges:
Employee termination costs	404
Consulting fees	902
Facility related costs	11
Other related costs	35
Total restructuring charges	1,352

Cash expenditures	1,186
Foreign currency translation adjustment	(11)
Balance at March 31, 2018	$1,274

NOTE 10.  INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). At December 31, 2017, the Company recorded estimated provisional amounts for the deemed repatriation transition tax implemented by the Tax Act. Staff Accounting Bulletin 118 ("SAB 118"), provides an extended measurement period to finalize the effect of the Tax Act for the period of enactment. Tax expense for the three months ended March 31, 2018 includes no changes from these initial assessments.

The Financial Accounting Standards Board ("FASB") Staff Q&A, Topic No. 5, Accounting for Global Intangible Low-Taxed Income ("GILTI"), allows for an election to account for GILTI under the deferred method which requires recognizing deferred taxes for basis differences which will impact GILTI inclusion upon reversal or as a period cost. The Company is still evaluating this election and will complete its accounting for the Tax Act, including this election, within the measurement period prescribed by SAB 118.

A valuation allowance is recorded against all or a portion of the deferred tax assets in the U.S., Canada, U.K., Germany, and the Netherlands.

Each quarter, a full year tax rate is estimated for jurisdictions not subject to valuation allowances based upon the most recent forecast of full year anticipated results and the year-to-date tax expense is adjusted to reflect the full year anticipated tax rate. The rate is an estimate based upon projected results for the year, estimated annual permanent differences, the statutory tax rates in the various jurisdictions in which the Company operates, and the non-recognition of tax benefits for entities with full valuation allowances. The overall effective tax rate was 33.5% for the three months ended March 31, 2018.

The tax years 2014 through 2017 remain open to examination by the U.S. federal taxing authorities. The tax years 2012 through 2017 remain open to examination by the U.S. state taxing authorities. For other major jurisdictions (Switzerland, U.K., Taiwan, France, Germany, Netherlands, China, and India), the tax years between 2010 and 2017 generally remain open to routine examination by foreign taxing authorities, depending on the jurisdiction.

At March 31, 2018, a liability of $1.2 million is recorded with respect to uncertain income tax positions, which includes related interest of $0.1 million. If recognized, essentially all of the uncertain tax positions and related interest at March 31, 2018 would be recorded as a benefit to income tax expense on the Consolidated Statements of Operations. It is reasonably possible that some of the uncertain tax positions pertaining to foreign operations may change within the next 12 months due to audit settlements and statute of limitations expirations. The change in uncertain tax positions for these potential settlements is estimated to be up to $0.9 million.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

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

Until receipt of this Special Notice in February 2006, the Company had never been named as a potentially responsible party (“PRP”) at the Site nor had the Company received any requests for information from the EPA concerning the Site. Environmental sampling on the Company’s property within the Site under supervision of regulatory authorities had identified off-site sources for such groundwater contamination and sediment contamination in the Pond, and found no evidence that the Company’s operations or property have contributed or are contributing to the contamination. All appropriate insurance carriers have been notified, and the Company is actively cooperating with them, but whether coverage will be available has not yet been determined and possible insurance recovery cannot be estimated with any degree of certainty at this time.

A substantial portion of the Pond is located on the Company’s property. The Company, along with Beazer East, Inc., the Village of Horseheads, the Town of Horseheads, the County of Chemung, CBS Corporation and Toshiba America, Inc., (collectively, the "PRP's"), agreed to voluntarily participate in the RI/FS by signing an Administrative Settlement Agreement and Order of Consent (the "Settlement Agreement") on September 29, 2006. On September 29, 2006, the Director of Emergency and Remedial Response Division of the EPA, Region II, approved and executed the Agreement on behalf of the EPA. The PRP's also signed a PRP Member Agreement, agreeing to share the costs associated with the RI/FS study on a per capita basis.

The EPA approved the RI/FS Work Plan in May of 2008. In July of 2012 the PRP's submitted a Remedial Investigation (RI) to respond to issues raised by the EPA in the initial draft RI. In January 2016, the PRP's submitted a draft Feasibility Study (FS), also to respond to issues raised by the EPA about previous drafts of the FS. In July 2016, the EPA announced its proposed remediation plan based on an alternative put forth in a July 2016 Woodruff & Curran FS with an estimated total clean-up phase cost of $1.9 million. The preferred remedy consists of the placement of a continuous six-inch thick soil and sand cap, including a geotextile membrane to act as a demarcation layer, over the Pond. The preferred remedy includes long-term monitoring and institutional controls. After a public comment period, on December 13, 2016, the EPA issued a Certificate of Completion confirming that the RI/FS was complete, confirming that all PRP obligations related to the RI/FS had been performed in accordance with the provisions of the Settlement Agreement, and approving the remedy selected in the FS as the final response action for the Pond.

In June 2017, the EPA issued a Special Notice letter to the original PRP’s and two new additional parties (Eaton Corporation and Elmira Water Board) requesting these PRPs to fund, undertake, and complete the remedy for the Pond. Shortly after, the EPA provided a proposed Statement of Work for completion of the remedy (“SOW”) and the EPA agreed to waive the past response costs as defined in the Settlement Agreement in full if the parties could reach a settlement with the EPA by September 30, 2017.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

    In September 2017 the nine participating PRPs privately negotiated and finalized an allocation of costs amongst themselves, with 10.75% of the costs being allocated to the Company. Based on the estimated cost of the present remedy of $1.9 million, and with credit for costs previously paid by the Company for the RI/FS, the remaining costs that have been allocated to the Company will not exceed $0.2 million. The Company has the entire amount reserved as of March 31, 2018. This reserve is reported in "Accrued expenses" in the Consolidated Balance Sheets.

In February 2018 the PRP Group selected a Site and Project Coordinator to assist in implementation of the SOW for the remedy. It is contemplated that most of the required work will be completed in 2018.

Based upon information currently available the Company does not have material liabilities for environmental remediation, except as described in the preceding paragraphs. Though the foregoing reflects the Company’s current assessment as it relates to environmental remediation obligations, it is possible that future remedial requirements or changes in the enforcement of existing laws and regulations, which are subject to extensive regulatory discretion, will result in material liabilities to the Company.

Litigation Relating to the Merger

On April 4, 2018, a purported class action complaint relating to the Merger was filed in the United States District Court for the Western District of New York on behalf of a putative class of Hardinge’s public shareholders (the “federal case”). The complaint in the federal case alleges that Hardinge and its directors breached federal securities laws by failing to disclose material information in the preliminary form of the 2018 proxy statement filed on February 13, 2018. In addition, on April 16, 2018, a purported class action complaint relating to the Merger was filed in the Supreme Court of the State of New York, County of Chemung (the “state case”).  The complaint in the state case alleges that Hardinge and its directors breached their fiduciary duties by entering into the Merger Agreement and by failing to disclose allegedly material information in connection with the Merger.  The complaints seek, among other things, injunctive relief preventing the consummation of the merger, damages and an award of plaintiff’s expenses and attorneys’ fees.  We believe that the claims asserted are without merit.

NOTE 12.  PENSION AND POSTRETIREMENT PLANS

A summary of the components of net periodic pension and postretirement benefit costs for the three months ended March 31, 2018 and 2017 is presented below (in thousands):

	Pension Benefits		Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Service cost	$505	$487	$3	$3
Interest cost	1,385	1,498	16	18
Expected return on plan assets	(2,224)	(2,110)	—	—
Amortization of prior service credit	(81)	(76)	—	—
Amortization of transition asset	—	—	—	—
Amortization of actuarial loss (gain)	805	932	(10)	(11)
Settlement loss (gain)	10	—	—	—
Net periodic cost	$400	$731	$9	$10

The components of net periodic benefit cost other than the service cost component are included in "Other non-operating expense, net" in the Consolidated Statement of Operations.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

NOTE 13.  STOCK BASED COMPENSATION

The Company's 2011 Incentive Stock Plan (the "Plan"), as amended on May 6, 2014, permits the grant of several types of incentives, including share options, non-qualified stock options, stock appreciation rights, restricted stock awards/ units (“RSAs”) and performance share incentives ("PSIs").

Stock Options

There were 310,000 non-qualified stock options outstanding at March 31, 2018. There were no non-qualified stock options granted or forfeited in the three months ended March 31, 2018. The fair market value of stock options is estimated using the Black-Scholes valuation model using the following assumptions:

Three Months Ended March 31, 2018
Expected volatility	36.6% - 38.5%
Expected dividend yield	0.0% - 0.66%
Risk free rate	1.32% - 2.02%
Expected term (in years)	6.0 - 6.5
Weighted average grant date fair value	$4.81
Weighted average exercise price	$12.64

Stock options vest over a two or three-year period based on either a service period or a combination of service period and performance measures. Deferred compensation for stock options is amortized on a straight-line basis for stock options which vest over a specified service period, and is recognized ratably for stock options, which also have a performance requirement, to the extent that it is probable that the performance target will be met. Deferred compensation on stock options is adjusted for actual forfeitures when they occur. All stock options granted have a ten-year contractual term.

The aggregate intrinsic value of stock options at March 31, 2018 was $1.8 million, which is calculated as the difference between the stock price as of March 31, 2018 and the exercise price of the option. There are currently no vested and exercisable stock options outstanding.

Restricted Stock/ Unit Awards

There were 37,875 RSAs outstanding at March 31, 2018, all of which are unvested. There were no RSAs granted, and 2,625 RSAs forfeited, during the three months ended March 31, 2018. The deferred compensation for RSAs is amortized on a straight-line basis over the specified service period and is adjusted for actual forfeitures when they occur.

Performance Share Incentives

There were 40,378 PSIs outstanding at March 31, 2018, all of which are unvested. There were no PSIs granted, and 4,207 PSIs forfeited, during the three months ended March 31, 2018. The deferred compensation for PSIs is amortized based on the passage of time and achievement of performance targets and is adjusted for actual forfeitures when they occur.

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

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

A summary of stock based compensation expense is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock Options	$139	$—
Restricted stock/unit awards (“RSA”)	30	41
Performance share incentives (“PSI”)	39	7
Total stock based compensation	$208	$48

Deferred compensation and the expected weighted-average recognition periods with respect to the outstanding Stock Options, RSAs and PSIs as of March 31, 2018 and December 31, 2017, are as follows:

	March 31, 2018			December 31, 2017
	Stock Options	RSAs	PSIs	Stock Options	RSAs	PSIs
Unrecognized compensation cost (in thousands)	$1,067	$305	$317	$1,207	$362	$412
Expected weighted-average recognition period for unrecognized compensation cost (in years)	2.01	2.08	2.08	2.26	1.97	2.31

NOTE 14.  CHANGES IN ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in AOCI by component for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31, 2018
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$25,349	$(63,203)	$(372)	$(38,226)
Other comprehensive income (loss) before reclassifications	4,058	(663)	591	3,986
Less: (loss) income reclassified from AOCI	—	(724)	169	(555)
Net other comprehensive income (loss)	4,058	61	422	4,541
Income taxes	15	(47)	67	35
Ending balance, net of tax	$29,392	$(63,095)	$(17)	$(33,720)

	Three Months Ended March 31, 2017
	Foreign currency translation adjustments	Retirement plans related adjustments	Unrealized gain (loss) on cash flow hedges	Accumulated other comprehensive loss
Beginning balance, net of tax	$15,483	$(70,102)	$(37)	$(54,656)
Other comprehensive income (loss) before reclassifications	4,258	(569)	82	3,771
Less: (loss) income reclassified from AOCI	—	(845)	(149)	(994)
Net other comprehensive income (loss)	4,258	276	231	4,765
Income taxes	417	(10)	12	419
Ending balance, net of tax	$19,324	$(69,816)	$182	$(50,310)

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

Details about reclassification out of AOCI for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,		Affected line item on the Consolidated Statements of Operations
Details of AOCI components	2018	2017
Unrealized gain (loss) on cash flow hedges:
	$(266)	$(138)	Sales
	435	(11)	Other operating expense, net
	169	(149)	Total before tax
	111	(24)	Income taxes
	$280	$(173)	Net of tax

Retirement plans related adjustments:
Amortization of prior service credit	$81	$76	(a)
Amortization of transition asset	—	—	(a)
Amortization of actuarial loss	(795)	(921)	(a)
Settlement loss	(10)	—	(a)
	(724)	(845)	Total before tax
	59	88	Income taxes
	$(665)	$(757)	Net of tax

(a)  These AOCI components are included in the computation of net periodic pension and post retirement costs. See Note 12. "Pension and Postretirement Plans" for more information.

NOTE 15.  EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period. In periods of earnings, the weighted average number of shares used in the diluted calculation includes common stock equivalents related to stock options and restricted stock. The following table presents the basis of the earnings per share computation (in thousands):

	Three Months Ended March 31,
	2018	2017
Numerator for basic and diluted loss per share:
Net earnings (loss) applicable to common shareholders	$1,819	$(2,048)

Denominator for basic and diluted loss per share:
Denominator for basic and diluted loss per share — weighted average shares	12,941	12,880
Assumed exercise of stock options	96	—
Assumed satisfaction of restricted stock conditions	29	—
Denominator for diluted earnings per share — adjusted weighted average shares	13,066	12,880

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

Common stock equivalents of certain stock-based awards totaling 209,907 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018 as they were anti-dilutive. There is no dilutive effect of the restricted stock and stock options for the three months ended March 31, 2017 due to the net loss in this period. There would have been 33,728 of these shares included in the diluted calculation for the three months ended March 31, 2017, had there been earnings in this period.

NOTE 16. REVENUE RECOGNITION

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts and Customers (the "new standard"), using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018, are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under ASC Topic 605, Revenue Recognition (the "old standard").

The Company’s revenue accounting is similar under the old and new standards, and consequently, there was no opening adjustment to Retained Earnings. The Company did not have a difference in first quarter 2018 reported revenues based on the adoption of the new standard.

Revenue Recognition
Company sales revenue is recognized at a point in time, when control of products is transferred to customers based on contract terms. Transfer of control depends on contract terms and may be upon shipment from the Company’s facility, from a port near our facility, or upon delivery to customers.
Revenue is recognized when the performance obligation under the terms of a contract with customers are satisfied; generally, this occurs with the transfer of control of machines, workholding devices, parts, or completion of a service. There is typically one performance obligation associated with each contract. Contract terms may include down-payments at the time the order is placed, and at other times during fulfillment. However, these payments are financing in nature fulfilled in a year, and do not impact recognition policy. There are no contract assets, and accounts receivable are reported in the Company balance sheet. Contract liabilities are primarily for customer deposits, although there is an insignificant amount of deferred revenue and deferred installation in costs of sales.
The following table includes contract assets and liability balances and activity for the three months ended March 31, 2018 (in thousands):

	December 31, 2017	Additions	Deductions(1)	March 31, 2018
Contract Assets	$—	—	—	$—

Contract Liabilities	$25,459	15,584	15,198	$25,844
(1) Included in this is $14.4 million of revenue and $0.8 million in cost of sales.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

NOTE 17. SEGMENT INFORMATION

Segment income is measured for internal reporting purposes by excluding corporate expenses, impairment charges, interest income, interest expense, and income taxes. Corporate expenses consist primarily of executive employment costs, certain professional fees, and costs associated with the Company’s global headquarters. Financial results for each reportable segment are as follows (in thousands):

	Three Months Ended March 31, 2018
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$61,880	$18,131	$(129)	$79,882
Depreciation and amortization	1,281	464	0	1,745
Segment income	2,866	4,101		6,967
Capital expenditures	692	520		1,212
Segment assets(1)	229,300	48,759		278,059

	Three Months Ended March 31, 2017
	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$48,833	$15,858	$(134)	$64,557
Depreciation and amortization	1,400	508		1,908
Segment (loss) income	(2,669)	2,285		(384)
Capital expenditures	336	144		480
Segment assets(1)	223,349	45,512		268,861
____________________

(1)
Segment assets primarily consist of restricted cash, accounts receivable, inventories, prepaid and other assets, property, plant and equipment, and intangible assets. Unallocated assets primarily include, cash and cash equivalents, corporate property, plant and equipment, deferred income taxes, and other non-current assets.

A reconciliation of segment income to consolidated income (loss) before income taxes for the three months ended March 31, 2018 and 2017 are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Segment income	$6,967	$(384)
Unallocated corporate expense	(4,233)	(1,401)
Interest expense, net	2	(65)
Income (loss) before income taxes	$2,736	$(1,850)

A reconciliation of segment assets to consolidated total assets follows (in thousands):

	March 31, 2018	December 31, 2017
Total segment assets	$278,059	$269,679
Unallocated assets	43,075	49,270
Total assets	$321,134	$318,949

Unallocated assets include cash of $39.5 million and $45.0 million at March 31, 2018 and December 31, 2017, respectively.

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

NOTE 18.  NEW ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, establishing a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. This update provides a five-step analysis in determining when and how revenue is recognized. The new model will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. We have the option of using either a full retrospective or modified approach to adopt this guidance. Between August 2015 and May 2016, the FASB issued four additional updates to 1) ASU No. 2015-14, Deferral of the Effective Date, 2) ASU No. 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net), 3) ASU No. 2016-10, Identifying Performance Obligations and Licensing, and 4) ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients to provide further guidance and clarification in accounting for revenue arising from contracts with customers. The new guidance is effective for annual reporting periods beginning after December 15, 2017, and all annual and interim periods thereafter. During 2017, the Company completed an evaluation of all revenue streams, processes and internal controls relating to the recognition of revenue. Based on this evaluation we updated our internal accounting policies to reflect the new standard and have completed training for all key personnel. We adopted this standard in January 2018 using the modified retrospective approach. See Note 16. "Revenue Recognition" to our unaudited financial statements included in this quarterly report.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows - a Consensus of the FASB’s Emerging
Issues Task Force, which provides guidance intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, which specifies that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. We adopted this guidance in January 2018. The adoption of this guidance did not have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory ("ASU 2016-16"), which reduces the complexity in the accounting standards by allowing the recognition of current and deferred income taxes for an intra-entity asset transfer, other than inventory, when the transfer occurs. Historically, recognition of the income tax consequence was not recognized until the asset was sold to an outside party. This amendment should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU 2016-16 is effective for annual periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. We adopted this standard in January 2018 and determined that no opening balance adjustments were required for the adoption of this guidance.

In March 2017, the FASB issued ASU No. 2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). ASU 2017-07 requires entities to (1) disaggregate the current-service cost component from the other components of net benefit cost (the “other components”) and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if that subtotal is presented. In addition, ASU 2017-07 requires entities to disclose the income statement lines that contain the other components if they are not presented on appropriately described separate lines. The amendment should be applied retrospectively for the presentation of the service cost component and prospectively for the capitalization of the service cost component, and is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In January 2018, the Company adopted this guidance. As a result, the Company reclassified $0.2 million from Cost of sales and $0.1

HARDINGE INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2018

million from Selling, general and administrative expenses for the three months ended March 31, 2017, which represents the non-service component of the periodic net benefit cost, into Other non-operating (income) expense on the Consolidated Statement of Operations. We recorded $0.1 million in Other non-operating income related to periodic benefit costs, other than service costs, for the three months ended March 31, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU 2017-09"). The standard provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for fiscal years beginning after December 15, 2017 and interim periods within the fiscal year. We adopted this standard in January 2018. The adoption of this standard did not have an effect on our current financial statements.

In February 2018, FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"), which will allow a reclassification from accumulated other comprehensive income to retained earnings for the tax effects resulting from the Tax Reform Act that are stranded in accumulated other comprehensive income. This standard also requires certain disclosures about stranded tax effects. ASU 2018-02 does not change the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations. ASU 2018-02 will be effective for our fiscal year 2020, with the option to early adopt at any time prior to the effective date. It must be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company is evaluating the impact that this guidance will have on the financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview.  The following Management’s Discussion and Analysis (“MD&A”) contains information that the Company believes is necessary to attain an understanding of the Company’s financial condition and associated matters, including the Company’s liquidity, capital resources and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our unaudited financial statements, the accompanying notes to the financial statements (“Notes”) appearing elsewhere in this report and our Annual Report on Form 10-K for the year ended December 31, 2017.

We supply high precision computer controlled metalcutting turning machines, grinding machines, vertical and horizontal machining centers, and repair parts related to those machines. The Company also engineers and supplies high precision, standard and specialty workholding devices, and other machine tool accessories. We believe our products are known for accuracy, reliability, durability, and value. We are geographically diversified with manufacturing facilities in China, France, Germany, India, Switzerland, Taiwan, the United States (“U.S.”), and the United Kingdom (“U.K.”), with sales to most industrialized countries. Approximately 69% of our 2017 sales were to customers outside of North America, 71% of our 2017 products sold were manufactured outside of North America, and 68% of our employees in 2017 were employed outside of North America. In the first quarter of 2018, approximately 76% of our sales were to customers outside of North America, 71% of our products sold were manufactured outside of North America, and 68% of our employees were outside of North America.

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

Non-machine sales, which include collets, chucks, accessories, repair parts and service revenue, accounted for approximately 35% of overall sales through the first quarter of 2018 and are an important part of our business due to an installed base of thousands of machines, and the growing needs demanded by specialty workholding applications. In the past, sales of these products and services have not fluctuated on a year-to-year basis as significantly as the sales of our machines have from time to time, but demand for these products and services typically track the direction of the related machine metrics.

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

For the three months ended March 31, 2018, foreign currency fluctuations resulted in favorable currency translation impact of approximately $4.2 million on sales when compared to the same period in 2017.

Recent Merger Announcement. On February 12, 2018, Hardinge announced that it had entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Hardinge Holdings, LLC, a Delaware limited liability company (“Parent”), and Hardinge Merger Sub, Inc., a New York corporation (“Acquisition Sub”), which are affiliates of Privet Fund LP and Privet Fund Management LLC (collectively, “Privet”). Pursuant to the Merger Agreement, Parent has agreed to acquire the shares of Hardinge that Privet does not beneficially own in an all-cash merger transaction (the “Merger”) for $18.50 per share valued at approximately $245.0 million, subject to approval of Hardinge shareholders and other customary closing conditions.

Results of Operations

Presented below is summarized selected financial data for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
Sales	$79,882	$64,557	$15,325	24%
Gross profit	28,138	21,169	6,969	33%
% of sales	35.2%	32.8%	2.4	pts.
Selling, general and administrative expenses	20,361	17,574	2,787	16%
% of sales	25.5%	27.2%	(1.7)	pts.
Research & development	3,281	3,559	(278)	(8)%
Restructuring	1,352	1,436	(84)	(6)%
Other operating expense, net	509	155	354	228%
Income (loss) from operations	2,635	(1,555)	4,190	269%
% of sales	3.3%	(2.4)%	5.7	pts.
Other non-operating (income) expense, net	(99)	230	(329)	(143)%
Interest (income) expense, net	(2)	65	(67)	(103)%
Income (loss) before income taxes	2,736	(1,850)	4,586	(248)%
Income tax expense	917	198	719	363%
Net income (loss)	$1,819	$(2,048)	$3,867	189%
% of sales	2.3%	(3.2)%	5.5	pts.

Sales. The table below summarizes sales by each corresponding geographical region for the three months ended March 31, 2018 compared to the same period in 2017 (in thousands):

	Three Months Ended March 31,		$	%
	2018	2017	Change	Change
Sales to customers in:
North America	$21,499	$19,583	$1,916	10%
Europe	21,173	17,702	3,471	20%
Asia and other	37,210	27,272	9,938	36%
Total	$79,882	$64,557	$15,325	24%

Sales for the three months ended March 31, 2018 were $79.9 million, an increase of $15.3 million, or 24%, compared to the same period in 2017. The increase in sales was driven by higher demand in all regions. Sales for the three months ended March 31, 2018 included favorable foreign currency translation of approximately $4.2 million. Excluding the translation impact, sales would have increased 17%.

North America sales were $21.5 million during the three months ended March 31, 2018, an increase of $1.9 million, or 10%, when compared to the same period in 2017, reflecting an improved industrial market. The increase in sales was the result of 17% increase in MMS and a 5% increase in ATA segment sales.

Europe sales were $21.2 million during the three months ended March 31, 2018, an increase of $3.5 million, or 20%, when compared to the same period in 2017. The increase in sales was a result of 16% increase in MMS and a 36% increase in ATA segment sales. Foreign currency translation adjustments resulted in a favorable impact of approximately of $1.7 million to sales.

Asia and other sales were $37.2 million during the three months ended March 31, 2018, an increase of $9.9 million, or 36%, when compared to the same period in 2017. The increase in sales was a result of 36% increase in MMS segment sales and a 53% increase in ATA sales. Foreign currency translation adjustments resulted in a favorable impact of approximately of $2.5 million to sales.

Sales of machines accounted for approximately 65% of the consolidated sales for the three months ended March 31, 2018, compared to 63% of the same period in 2017. Sales of non-machine products and services, primarily consisting of collets, chucks, accessories, repair parts, and service revenue, accounted for approximately 35% of the consolidated sales for the three months ended March 31, 2018, compared to 37% for the same period in 2017.

Gross Profit. Gross profit was $28.1 million, or 35% of sales, for the three months ended March 31, 2018, compared to $21.2 million, or 33% of sales, for the same period in 2017. The increase in gross profit was attributable to higher sales volume, favorable mix and strong margins on our workholding products.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses were $20.4 million, or 25% of sales, for the three months ended March 31, 2018, an increase of $2.8 million, or 16%, compared to $17.6 million, or 27% of sales, for the three months ended March 31, 2017. Foreign currency translation adjustments resulted in an unfavorable impact of $1.0 million. We incurred $0.9 million of unusual charges in the current-year quarter, primarily related to professional services for our pending merger, and $0.1 million in the prior-year quarter, related to our CEO search. Without the impact of foreign currency translation and unusual costs, SG&A increased by $1.0 million due to higher commissions on increased sales volume.

Restructuring. Restructuring expenses were $1.4 million for both the three months ended March 31, 2018 and 2017. In March 2017, management initiated a strategic restructuring program in our MMS segment. In September 2017, we expanded our restructuring efforts in order to improve earnings by optimizing our footprint and improving operational efficiencies to reduce our cost structure. We expect to realize total cost savings related to these programs of approximately $12.0 million to $12.5 million annually. Both of these initiatives are expected to be substantially completed in 2018. For further information regarding restructuring activities, refer to Note 9. "Restructuring Charges" to the unaudited Consolidated Financial Statements included in this quarterly report.

Research and Development Expenses. Research and Development ("R&D") expenses were $3.3 million, or 4% of sales, for the three months ended March 31, 2018, compared to $3.6 million, or 6% of sales, for the three months ended

March 31, 2017. R&D expenses have decreased from the prior year period primarily due to restructuring activities initiated in September 2017 to reduce redundancies and gain operational efficiencies.

Income (Loss) Before Income Taxes. As a result of the foregoing, income before income taxes was $2.7 million for the three months ended March 31, 2018, compared to loss before income taxes of $1.9 million for the same period in 2017.

Income Taxes. The income tax provision was an expense of $0.9 million for the three months ended March 31, 2018, compared to an income tax provision expense of $0.2 million for the same period in 2017. The effective tax rate was 33.5% for the three months ended March 31, 2018, compared to (10.7)% for the same period in 2017. Included within the current period tax provision of $0.9 million are withholding taxes and associated foreign tax credits on dividends paid, Taiwanese statutory rate change, and return to provision adjustments. Without these discrete items, the effective tax rate for the three months ended March 31, 2018 would be 24.0%. The effective tax rate differs from the U.S. statutory rate primarily due to the mix of earnings by country and by the non-recognition of tax benefits for certain entities in a loss position for which a full valuation allowance has been recorded.

Each quarter, an estimate of the full year tax rate is developed based upon anticipated annual results and an adjustment is made, if required, to the year-to-date income tax expense to reflect the full year anticipated effective tax rate.

We continue to maintain a valuation allowance on all or a portion of the tax benefits of our U.S., U.K., Germany, and Netherlands net deferred tax assets and we expect to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained in the respective jurisdiction.

On December 22, 2017 the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act made significant changes to U.S. federal taxable income laws including permanently lowering the federal statutory rate from 35% to 21% effective January 1, 2018. At December 31, 2017, the Company recorded estimated provisional amounts for the deemed repatriation transition tax implemented by the Tax Act. Staff Accounting Bulletin 118 ("SAB 118"), provides an extended measurement period to finalize the effect of the Tax Act for the period of enactment. Tax expense for the three months ended March 31, 2018 includes no changes from these initial assessments.

Net Income (Loss). As a result of the foregoing, net income for the three months ended March 31, 2018 was $1.8 million, or 2% of sales, compared to a net loss of $2.0 million, or 3.2% of sales, for the same period in 2017. Both basic and diluted income (loss) per share for the three months ended March 31, 2018 were $0.14, compared to $(0.16) for the same period in 2017.

Business Segment Information — Comparison of the three months ended March 31, 2018 and 2017

Metalcutting Machine Solutions Segment (MMS) (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Sales	$61,880	$48,833	$13,047	27%
Segment income (loss)	2,866	(2,669)	5,535	207%

MMS sales were $61.9 million for the three months ended March 31, 2018, an increase of $13.0 million, or 27% when compared to the corresponding period in 2017. The increase was driven by double digit growth across all regions, with the most significant increase in Asia, and a favorable foreign currency translation of approximately $3.7 million.

Segment income for the three months ended March 31, 2018 was $2.9 million, an increase of $5.5 million, compared to a net loss of $2.7 million in the prior year quarter. Increased profit relates to higher sales volume, lower restructuring costs of $1.0 million, and decreased costs in the current year period due to restructuring savings from reduced redundancies and operational efficiencies. This was partially offset by higher commissions and incentive compensation on increased sales volume.

Aftermarket Tooling and Accessories Segment (ATA) (in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Sales	$18,131	$15,858	$2,273	14%
Segment income (loss)	4,101	2,285	1,816	79%

ATA sales for the three months ended March 31, 2018 were $18.1 million, an increase of $2.3 million, or 14%, when compared to the corresponding period in 2017. ATA sales increased across all regions, with double digit growth in Europe and Asia and a favorable foreign currency translation of $0.5 million.

Segment income for the three months ended March 31, 2018 was $4.1 million, a $1.8 million, or 79%, increase from the prior year period due to higher sales volume, reduced manufacturing costs, and operating expenses, which was partially offset by increased incentive compensation on increased sales volumes.

Segment Summary For the Three Months Ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31, 2018				Three Months Ended March 31, 2017
	MMS	ATA	Inter-Segment Eliminations	Total	MMS	ATA	Inter-Segment Eliminations	Total
Sales	$61,880	$18,131	$(129)	$79,882	$48,833	$15,858	$(134)	$64,557
Segment income	2,866	4,101		6,967	(2,669)	2,285		(384)
Unallocated corporate expense				(4,233)				(1,401)
Interest expense, net				2				(65)
Other unallocated expense				—				—
Income before income taxes				$2,736				$(1,850)

Summary of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(3,822)	$(1,307)
Net cash used in investing activities	$(1,354)	$(477)
Net cash used in financing activities	$—	$(948)

During the three months ended March 31, 2018, we used $3.8 million net cash for operating activities. The net cash used was primarily due to increased inventory costs on a higher backlog and a decrease in accrued liabilities, including higher commissions and compensation costs related to higher sales levels, which were partially offset by net income, improvements in net working capital, other than inventory, and non-cash adjustments for depreciation and amortization.

During the three months ended March 31, 2017, we used $1.3 million net cash for operating activities. The net cash used was the result of largely offsetting movements in operating results and net working capital as the net loss for the quarter was offset by non-cash adjustments for depreciation and amortization and an inventory impairment. Decreased receivables and higher customer deposits were offset by increased inventory and prepaid assets and reduced payables and accrued liabilities.

Net cash used in investing activities was $1.4 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively. The primary use of cash was for capital expenditures, which were made mainly for maintenance capital purchases. We also added $0.5 million of production equipment in our ATA segment in the current period.

Net cash flow for financing activities was $0.0 million for the three months ended March 31, 2018.

Net cash flow used in financing activities was $0.9 million for the three months ended March 31, 2017. Cash used for financing activities was primarily driven by $0.2 million in dividends paid and repayments of $0.7 million in debt.

Liquidity and Capital Resources

We maintain financing arrangements with several financial institutions. These financing arrangements are in the form of credit facilities and lines of credit. The credit facilities allow us to borrow up to $68.2 million at March 31, 2018 and $68.6 million at December 31, 2017, of which $50.5 million and $51.3 million, respectively, can be borrowed for working capital needs. As of March 31, 2018 and December 31, 2017, $59.7 million and $59.6 million was available for borrowing under these respective arrangements, of which $50.1 million and $50.8 million, respectively, was available for working capital needs. There were no borrowings outstanding at March 31, 2018 or December 31, 2017.

Our financing arrangements contain certain debt covenant requirements, including financial covenants, representations, affirmative and negative covenants, prepayment provisions and events of default. As of March 31, 2018, we were in compliance with all of our debt covenants.

Our liquidity requirements primarily include funding for operations, including working capital requirements, and funding for capital investments and acquisitions. We expect to meet these requirements in the long term through cash provided by operating activities and availability under various credit facilities and other financing arrangements. Cash flows from operating activities are primarily driven by earnings before non-cash charges and change in working capital needs. During the three months ended March 31, 2018, cash flows from operating activities and available cash were sufficient to fund our normal investment activities, primarily capital expenditures for property, plant and equipment and other productive assets.

We assess on an ongoing basis our portfolio of operations, as well as our financial and capital structures, to ensure we have sufficient capital and liquidity to meet our strategic objectives. As part of this process, from time to time we evaluate and pursue acquisition opportunities that we believe will enhance our strategic position.

Discussion of Critical Accounting Policies

Revenue Recognition

Beginning January 1, 2018, we have implemented the provisions of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (the "new standard"), using the modified retrospective transition method applied to those contracts not completed as of January 1, 2018.

The modified retrospective method allows for initial implementation of the revenue standard without restating prior years’ operational results. Our revenue accounting is similar under old and new standards, and consequently, we did not have an opening adjustment to Retained Earnings. See Note 16. "Revenue Recognition" to our unaudited financial statements included in this quarterly report.

We sell precision computer controlled metalcutting turning machines, grinding machines, machining centers, and repair parts and services related to those machines. We also supply high precision, standard and specialty workholding devices, and other machine tool accessories. We recognize revenue in a manner that depicts the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
Our sales revenue is recognized at a point in time, when control of products is transferred to our customers based on contract terms. Transfer of control depends on contract terms and may be upon shipment from our facility, from a port near our facility, or upon delivery to our customers.
Revenue is recognized when the performance obligation under the terms of a contract with our customer is satisfied. Generally, this occurs with the transfer of control of our machines, workholding devices, parts, or completion of a service. We typically have one performance obligation associated with each contract. Contract terms may include down-payments at the time the order is placed, and at other times during fulfillment. However, these payments do not impact our basic recognition policy.

Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Any variable consideration is estimated and included in the amount we will be entitled to in exchange for transferring promised goods or services, and is typically constrained and/or insignificant.
We sell repair parts for machines we have manufactured. We also provide technical support and repair services, generally related to our own machines. Our service contracts are typically for a defined single service (e.g. replace a damaged machine part) and a given price.
Our warranties are a simple guarantee that we will repair or replace a defective product and do not typically extend beyond one year. Warranties are generally included as part of the machine or parts sale.

We have adopted a number of simplifying assumptions allowed by the new standard:

•	Sales, value add, and other taxes which we collect concurrent with revenue-producing activities are excluded from revenue.

•	There is no adjustment required for any revenues from performance obligations satisfied in prior reporting periods.

•	In cases of advance payments, interest on contract financing payments are not recorded as income or disclosed because contracts are satisfied with one year.

Accounting Guidance Not Yet Adopted

We are currently assessing the financial impact to our consolidated financial statements of accounting guidance not yet adopted. For further information on accounting guidance not yet adopted, refer to Note 18. "New Accounting Standards" of the Consolidated Financial Statements.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995,
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Accordingly, there can be no assurance that our expectations will be realized. Such statements are based upon information known to management at this time. The Company cautions that such statements necessarily involve uncertainties and risk and deal with matters beyond the Company’s ability to control, and in many cases the Company cannot predict what factors would cause actual results to differ materially from those indicated. Among the many factors that could cause actual results to differ from those set forth in the forward-looking statements are the possibility that the proposed Merger is delayed or does not close, including due to the failure to receive required shareholder approval, due to litigation in respect of the Merger ,due to alternative acquisition proposals, the taking of governmental action (including the passage of legislation) to block the proposed Merger, the failure of Privet to obtain the equity and debt financing or other funds required to finance the proposed Merger, or the failure of other closing conditions, disruptions of our business as a result of the announcement and pursuit of the Merger, the possibility that the expected financial impacts will not be realized, or will not be realized within the expected time period, fluctuations in the machine tool business cycles, changes in general economic conditions in the U.S. or internationally, the mix of products sold and the profit margins thereon, the relative success of the Company’s entry into new product and geographic markets, the Company’s ability to manage its operating costs, actions taken by customers such as order cancellations or reduced bookings by customers or distributors, competitors’ actions such as price discounting or new product introductions, governmental regulations and environmental matters, changes in the availability and cost of materials and supplies, the implementation of new technologies, and currency fluctuations. Any forward-looking statement should be considered in light of these factors. The Company undertakes no obligation to revise its forward-looking statements if unanticipated events alter their accuracy.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our market risk exposures during the first three months of 2018. For a discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risks, contained in our 2017 Annual Report on Form 10-K.

Item 4.  Controls and Procedures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2018, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, and determined that these controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

PART II — OTHER INFORMATION

Item 1.        Legal Proceedings.

Information regarding certain legal proceedings in which we are involved is incorporated by reference from Note 11. "Commitments and Contingencies" to the unaudited Consolidated Financial Statements included in this quarterly report.

Item 1A.     Risk Factors.

There is no change to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not Applicable.

Item 5.        Other Information.

None.

Item 6.		Exhibits.

2.1	†
Agreement and Plan of Merger, dated as of February 12, 2018, by and among Hardinge Inc., Hardinge Holdings, LLC and Hardinge Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed with the Commission on February 13, 2018).

10.1
Support Agreement, dated as of February 12, 2018, by and among Hardinge Inc., Privet Fund LP and Privet Fund Management, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed with the Commission on February 13, 2018).

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
† Certain schedules to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished to the Securities Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARDINGE INC.
Registrant

May 3, 2018	By:	/s/ Charles P. Dougherty
Date		Charles P. Dougherty
President and Chief Executive Officer
(Principal Executive Officer)

May 3, 2018	By:	/s/ Douglas J. Malone
Date		Douglas J. Malone
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)